Form 10-Q
period 2003-03-31
BEHRINGER HARVARD REIT I  INC
filed 2003-05-15
CIK 1176373

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                  COMMISSION FILE NUMBER: 333-91532 (1933 ACT)

                         BEHRINGER HARVARD REIT I, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           MARYLAND                                           68-0509956
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


           1323 NORTH STEMMONS FREEWAY, SUITE 210, DALLAS, TEXAS 75207
                    (Address of principal executive offices)
                                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (866) 655-1605


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2003, Behringer Harvard REIT I, Inc. had 20,000 shares of common stock, $.0001 par value, outstanding.

===============================================================================

                         BEHRINGER HARVARD REIT I, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----

ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...................2

           Condensed  Consolidated  Statements  of  Operations  for the three months ended March 31, 2003 and from inception (June 26, 2002) through March 31, 2003.......................................3

           Condensed  Consolidated  Statements  of Cash Flows for the three  months  ended March 31, 2003 and from inception (June 26, 2002) through March 31, 2003.......................................4

           Notes to Condensed Consolidated Financial Statements...............................................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................12

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................12


                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................13

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................13

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................13

ITEM 5.    OTHER INFORMATION.................................................................................13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................13

SIGNATURE....................................................................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         BEHRINGER HARVARD REIT I, INC.
                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,           DECEMBER 31,
                                                            2003                 2002
                                                        -------------        -------------
ASSETS

   Cash and cash equivalents                            $     196,776        $     196,290

   Deferred charges and other assets                              450                1,005
                                                        -------------        -------------
TOTAL ASSETS                                            $     197,226        $     197,295
                                                        =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                       $          --        $          --

STOCKHOLDERS' EQUITY

   Preferred stock, $.0001 par value per share;
      50,000,000 shares authorized, none outstanding               --                   --
   Common stock, $.0001 par value per share;
      350,000,000 shares authorized, 20,000 outstanding             2                    2

   Additional paid-in capital                                 199,998              199,998

   Deficit accumulated during development stage                (2,774)              (2,705)
                                                        -------------        -------------
TOTAL STOCKHOLDERS' EQUITY                                    197,226              197,295
                                                        -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     197,226        $     197,295
                                                        =============        =============

            See Notes to Condensed Consolidated Financial Statements.

                         BEHRINGER HARVARD REIT I, INC.
                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FROM INCEPTION
                                                                  THREE MONTHS           (JUNE 26, 2002)
                                                                      ENDED                  THROUGH
                                                                 MARCH 31, 2003          MARCH 31, 2003
                                                                 --------------          ---------------
TOTAL REVENUES:                                                  $          -            $          -

EXPENSES:

   General and administrative                                           1,596                   5,401
                                                                 ------------            ------------
TOTAL EXPENSES:                                                         1,596                   5,401
                                                                 ------------            ------------
OTHER INCOME:

   Interest income                                                          2                   1,102

   Other income                                                         1,525                   1,525
                                                                 ------------            ------------
TOTAL OTHER INCOME:                                                     1,527                   2,627
                                                                 ------------            ------------
NET LOSS:                                                        $        (69)           $     (2,774)
                                                                 ============            ============
Basic and diluted weighted average shares outstanding                  20,000                  20,000

Basic and diluted loss per share                                 $      (0.00)           $      (0.14)

            See Notes to Condensed Consolidated Financial Statements.

                         BEHRINGER HARVARD REIT I, INC.
                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FROM INCEPTION
                                                                   THREE MONTHS             (JUNE 26, 2002)
                                                                       ENDED                    THROUGH
                                                                  MARCH 31, 2003            MARCH 31, 2003
                                                                  --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $          (69)           $       (2,774)
Adjustments to reconcile net loss to
   net cash flows from operating activities:
Changes in deferred charges and other assets                                 555                      (450)
                                                                  --------------            --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                             486                    (3,224)
                                                                  --------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                         --                        --
                                                                  --------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                                                      --                   200,000
                                                                  --------------            --------------
CASH PROVIDED BY FINANCING ACTIVITIES:                                        --                   200,000
                                                                  --------------            --------------

Net change in cash and cash equivalents                                      486                   196,776

Cash and cash equivalents at beginning of period                         196,290                        --
                                                                  --------------            --------------
Cash and cash equivalents at end of period                        $      196,776            $      196,776
                                                                  ==============            ==============

            See Notes to Condensed Consolidated Financial Statements.

                         BEHRINGER HARVARD REIT I, INC.
                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Behringer Harvard REIT I, Inc. (the "Company") was organized in Maryland on June 26, 2002 and intends to qualify as a real estate investment trust ("REIT") and invest in commercial real estate properties, generally institutional quality office buildings and other commercial properties, and lease each such property to one or more tenants. BHR Partners, LLC ("BHR Partners") and Behringer Harvard Operating Partnership I, LP ("Behringer Harvard OP I") are wholly owned subsidiaries of the Company, organized on June 27, 2002. BHR Partners is the limited partner and owner of 99.9% of the limited partnership interest of Behringer Harvard OP I. The Company is the general partner and owner of the remaining 0.1% of the limited partnership interest of Behringer Harvard OP I.

         The Company's advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002, which is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on its behalf.

         As of March 31, 2003, 20,000 shares of the Company's common stock were issued and outstanding and owned by Behringer Harvard Holdings, LLC, the Company's parent company, and no shares of preferred stock were issued and outstanding. The Company currently has no common stock equivalents, such as stock options, outstanding.

         The Company is in the development stage and has not begun real estate operations.

2.       PUBLIC OFFERING

         On February 19, 2003, the Company's Registration Statement on Form S-11, covering a public offering (the "Offering") of up to 80,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Offering.

         The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500,000. After the initial 250,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as stockholders. The Company intends to admit new stockholders at least monthly. At that time, subscription proceeds may be released to the Company from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

3.       INTERIM UNAUDITED FINANCIAL INFORMATION

         The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-11, as amended, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements of the Company, as of March 31, 2003, have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and the consolidated results of its operations and cash flows for the period then ended.

         Amounts in previous periods have been reclassified to conform to current period presentation.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Below is a discussion of the accounting policies that the Company considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

     PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions, balances, and profits have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

     REAL ESTATE

         As the Company commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment loss to adjust the carrying amount of the asset to its fair market value.

     INCOME TAXES

         The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset related to a loss carryforward of less than $1,000. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

         The Company plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the Company's taxable year ending December 31, 2003. The Company believes that, commencing with such taxable year, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and it intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT.

         If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on income that it distributes currently to its stockholders.

     REVENUE RECOGNITION

         The Company will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases.

     OPERATING COST REIMBURSEMENTS

         The Company will generally bill tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings will be generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms.

     DEFERRED PROJECT COSTS

         The Company's advisor will be paid an acquisition and advisory fee of 3% of the contract price of each investment. In addition, the Company's advisor will fund all of the Company's investment acquisition expenses. The Company's advisor will be reimbursed by the Company for such investment acquisition expenses in an amount of up to 0.5% of the contract price of the Company's investments (subject to certain overall limitations described in the Company's Registration Statement on Form S-11). The Company's advisor will bear such investment acquisition expenses to the extent that such expenses exceed 0.5% of the contract price of the Company's investments. As the Company invests its capital proceeds, deferred project costs will be applied to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets in respect of such acquisition and advisory fees and acquisition expenses.

     DEFERRED OFFERING COSTS

         The Company's advisor expects to continue to fund, on the Company's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs only to the extent that such costs exceed 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude sales costs and underwriting commissions. The Company will be liable to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred from third parties less previous reimbursements paid to the advisor. As capital is raised, the Company will reverse the deferred offering costs accrual and recognize a charge to stockholders' equity upon reimbursing the advisor.

     CONCENTRATION OF CREDIT RISK

         At March 31, 2003, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investments to financial institutions with a high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

5.       RELATED PARTY ARRANGEMENTS

         Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Behringer Securities LP ("Behringer Securities"), the affiliated dealer-manager, will receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to the Company's dividend reinvestment plan. Behringer Securities will reallow all of its commission of 7% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement.

         Behringer Advisors, the affiliated advisor for the Company, or its affiliates, may receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by Behringer Advisors or its affiliates and may be reimbursed by the Company to the extent of up to 2.5% of gross offering proceeds. As of March 31, 2003, Behringer Advisors or its affiliates had paid $2,440,002 of organization and offering expenses on behalf of the Company. Behringer Advisors or its affiliates also will receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage. Behringer Advisors or its affiliates may also receive up to 0.5% of the contract purchase price of each asset or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to the Company costs of making investments.

         The Company expects to pay HPT Management LP, its property manager, fees for the management and leasing of the Company's properties. Such fees are expected to equal 3% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.

         The Company will pay Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year.

         Behringer Advisors or its affiliates also will be paid fees if the advisor provides a substantial amount of services, as determined by the Company's independent directors, in connection with the sale of one or more properties. In such event, the Company will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sale proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100% of their capital contributions plus (2) a 9% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return on their net capital contributions and a 9% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15% of remaining net sale proceeds. Subordinated participation in net sale proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such times as the subordination conditions have been satisfied.

         Upon listing of the Company's common stock on a national securities exchange or included for quotation on the Nasdaq Stock Market, a listing fee equal to 15% of the amount by which the market value of the Company's outstanding stock plus distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 9% annual, cumulative, non-compounded return to investors will be paid to Behringer Advisors. Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee of 15% of the amount by which the Company's appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9% annual, cumulative, non-compounded return on the capital contributed by investors will be paid to Behringer Advisors as a performance fee. No performance fee will be paid if the Company has already paid or become obligated to pay Behringer Advisors a listing fee.

         The Company will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to the Company, subject to the limitation that the Company will not reimburse for any amount by which the advisor's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company's average invested assets, or (ii) 25% of the Company's net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of the Company's assets for that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto:


FORWARD-LOOKING STATEMENTS

         This section contains forward-looking statements, including discussion and analysis of the Company's financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Company's stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company's business and industry. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

         Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect the Company's management's view only as of the date of this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-11 filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Below is a discussion of the accounting policies that the Company considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

     REAL ESTATE

         As the Company commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated from tenants over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment loss to adjust the carrying amount of the asset to its fair market value.

     INCOME TAXES

         The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset related to a loss carryforward of less than $1,000. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

         The Company plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the Company's taxable year ending December 31, 2003. The Company believes that, commencing with such taxable year, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and it intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT.

         If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on income that it distributes currently to its stockholders.

     REVENUE RECOGNITION

         The Company will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases.

     OPERATING COST REIMBURSEMENTS

         The Company will generally bill tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings will be generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms.

     DEFERRED PROJECT COSTS

         The Company's advisor will be paid an acquisition and advisory fee of 3% of the contract price of each investment. In addition, the Company's advisor will fund all of the Company's investment acquisition expenses. The Company's advisor will be reimbursed by the Company for such investment acquisition expenses in an amount of up to 0.5% of the contract price of the Company's investments (subject to certain overall limitations described in the Company's Registration Statement on Form S-11). The Company's advisor will bear such investment acquisition expenses to the extent that such expenses exceed 0.5% of the contract price of the Company's investments. As the Company invests its capital proceeds, deferred project costs will be applied to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets in respect of such acquisition and advisory fees and acquisition expenses.

     DEFERRED OFFERING COSTS

         The Company's advisor expects to continue to fund, on the Company's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs only to the extent that such costs exceed 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude sales costs and underwriting commissions. The Company will be liable to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred from third parties less previous reimbursements paid to the advisor. As capital is raised, the Company will reverse the deferred offering costs accrual and recognize a charge to stockholders' equity upon reimbursing the advisor.

LIQUIDITY AND CAPITAL RESOURCES

         The amount of dividends to be distributed to the Company's stockholders will be determined by its board of directors and is dependent on a number of factors, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company status as a REIT under the Internal Revenue Code. Operating cash flows are expected to increase as additional properties are added to the Company's investment portfolio.

         The Company principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and dividends, and for the payment of interest on the Company's outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions and mortgage loan investments will be met from operations, and cash needs for property acquisitions will be met from public offerings of the Company's shares. However, there may be a delay between the sale of the Company's shares and its purchase of properties and mortgage loan investments, which could result in a delay in the benefits to its stockholders, if any, of returns generated from the Company's operations. The Company's advisor evaluates potential additional property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on the Company's behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, the Company may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect the Company's ability to make distributions.

         Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

RESULTS OF OPERATIONS

         As of the date of this Form 10-Q, no significant operations have commenced because the Company is in its development stage. No operations will commence until the Company has sold at least 250,000 shares of its common stock with gross proceeds of $2,500,000 pursuant to its Registration Statement filed on Form S-11 with the Securities and Exchange Commission ("Form S-11"). The Company's management is not aware of any material trends or uncertainties, other that national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans, other than those referred to in this Form 10-Q and the Company's Form S-11.

INFLATION

         The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the Company intends to include provisions in the majority of its tenant leases that would protect it from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any foreign operations and is not exposed to foreign currency fluctuations.

         Currently, the Company's cash balances at banks represent the majority of the Company's assets and there are no liabilities. A 10% increase or decrease in interest rates would have no material affect on the Company's financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 19, 2003, the Company's Registration Statement on Form S-11 (File No. 333-91532), covering a public offering (the "Offering") of up to 80,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Offering.

         The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500,000. Until such time, subscription proceeds will be held in escrow and the Company may not confirm the sale of any shares nor apply subscription proceeds to the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. After subscriptions are released from escrow and until invested by the Company, the net offering proceeds therefrom will be held in short-term, liquid investments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 3, 2003, prior to the offering of the Company's shares to the public, its sole stockholder, pursuant to a written consent in lieu of an annual meeting, approved the adoption of the Company's Fifth Articles of Amendment and Restatement and the election of the following persons to serve on the Company's board of directors, to hold office until the next annual meeting of stockholders and until their successors are elected and qualified:

                               Robert M. Behringer
                               Douglas L. Courtney
                                Charles G. Dannis
                                  Jon L. Dooley
                                Charles B. Nolen

ITEM 5.  OTHER INFORMATION.

         No events occurred during the quarter covered by the report that would require a response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  Exhibit 99.1 - Certificate of Chief Executive and Financial Officers

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BEHRINGER HARVARD REIT I, INC.




Dated:  May 15, 2003                By:  /s/ Gary S. Bresky
                                         --------------------------------------
                                        Gary S. Bresky
                                        Chief Financial Officer and Treasurer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Robert M. Behringer, President, Chief Executive Officer and Chairman of the Board of Directors of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Behringer Harvard REIT I, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.

                                       /s/ Robert M. Behringer
                                       ----------------------------------------
                                       Robert M. Behringer
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gary S. Bresky, Chief Financial Officer and Treasurer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Behringer Harvard REIT I, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.

                                       /s/ Gary S. Bresky
                                       ----------------------------------------
                                       Gary S. Bresky
                                       Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

   99.1                 Certificate of Chief Executive and Financial Officers