Form 10-Q
period 2003-06-30
BEHRINGER HARVARD REIT I  INC
filed 2003-08-14
CIK 1176373

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
     |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

     |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                  COMMISSION FILE NUMBER: 333-91532 (1933 ACT)

                         BEHRINGER HARVARD REIT I, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  MARYLAND                                       68-0509956
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                organization)                                Identification No.)


           1323 NORTH STEMMONS FREEWAY, SUITE 210, DALLAS, TEXAS 75207
                    (Address of principal executive offices)
                                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (866) 655-1605

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 11, 2003, Behringer Harvard REIT I, Inc. had 20,000 shares of common stock, $.0001 par value, outstanding.

================================================================================


                                          BEHRINGER HARVARD REIT I, INC.
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2003


                                                      PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002....................3

           Condensed  Consolidated  Statements of  Operations  for the three and six months ended June
              30, 2003 and from inception (June 28, 2002) through June 30, 2002 and June 30, 2003.............4

           Condensed  Consolidated  Statements  of Cash Flows for the six months  ended June 30,  2003 and from inception (June 28, 2002) through June 30, 2002 and June 30, 2003......................5

           Notes to Condensed Consolidated Financial Statements...............................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................14

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................14


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................15

ITEM 5.    OTHER INFORMATION.................................................................................15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................15

SIGNATURE....................................................................................................16


                                                    PART I
                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                        BEHRINGER HARVARD REIT I, INC.
                                  (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30,            DECEMBER 31,
                                                                            2003                  2002
                                                                     ------------------    ------------------
ASSETS
                 Cash and cash equivalents                            $       187,113       $       196,290
                 Restricted cash                                              366,603                     -
                 Prepaid assets                                                 8,300                 1,005
                                                                     ------------------    ------------------
TOTAL ASSETS                                                          $       562,016       $       197,295
                                                                     ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

                 Subscriptions for common stock                       $       366,603       $             -
                                                                     ------------------    ------------------
TOTAL LIABILITIES                                                             366,603                     -

Commitments and contingencies

STOCKHOLDER'S EQUITY
                 Preferred stock, $.0001 par value per share;
                    50,000,000 shares authorized, none outstanding                  -                     -
                 Common stock, $.0001 par value per share;
                    350,000,000 shares authorized, 20,000
                    shares issued and outstanding                                   2                     2
                 Additional paid-in capital                                   199,998               199,998
                 Deficit accumulated during development stage                  (4,587)               (2,705)
                                                                     ------------------    ------------------
TOTAL STOCKHOLDER'S EQUITY                                                    195,413               197,295
                                                                     ------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $       562,016       $       197,295
                                                                     ==================    ==================

                           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                               BEHRINGER HARVARD REIT I, INC.
                                         (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FROM INCEPTION         FROM INCEPTION
                                      THREE MONTHS           SIX MONTHS          (JUNE 28, 2002)        (JUNE 28, 2002)
                                          ENDED                 ENDED                THROUGH                THROUGH
                                      JUNE 30, 2003         JUNE 30, 2003         JUNE 30, 2002          JUNE 30, 2003
                                    ------------------    ------------------    ------------------    --------------------
TOTAL REVENUES                       $             -       $             -       $             -       $               -

EXPENSES
        General and
        administrative                         1,815                 1,886                     -                   5,691
                                    ------------------    ------------------    ------------------    --------------------
TOTAL EXPENSES                                 1,815                 1,886                     -                   5,691
                                    ------------------    ------------------    ------------------    --------------------

OTHER INCOME
        Interest income                            2                     4                     -                   1,104
                                    ------------------    ------------------    ------------------    --------------------
TOTAL OTHER INCOME                                 2                     4                     -                   1,104
                                    ------------------    ------------------    ------------------    --------------------
NET LOSS                             $        (1,813)      $        (1,882)      $             -       $          (4,587)
                                    ==================    ==================    ==================    ====================

Basic and diluted weighted
   average shares outstanding                 20,000                20,000                20,000                  20,000


Basic and diluted loss per share     $         (0.09)      $         (0.09)      $             -       $           (0.23)


                                 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                BEHRINGER HARVARD REIT I, INC.
                                          (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FROM INCEPTION           FROM INCEPTION
                                                            SIX MONTHS           (JUNE 28, 2002)          (JUNE 28, 2002)
                                                               ENDED                 THROUGH                  THROUGH
                                                           JUNE 30, 2003          JUNE 30, 2002            JUNE 30, 2003
                                                         ------------------    ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $        (1,882)      $                -       $           (4,587)
Adjustments to reconcile net loss to
   net cash flows from operating activities
Increase in prepaid assets                                         (7,295)                       -                   (8,300)
                                                         ------------------    ---------------------    ---------------------
CASH USED IN OPERATING ACTIVITIES                                  (9,177)                       -                  (12,887)
                                                         ------------------    ---------------------    ---------------------

                                                         ------------------    ---------------------    ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                    -                        -                        -
                                                         ------------------    ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                -                  200,000                  200,000
Proceeds from common stock subscriptions                          366,603                        -                  366,603
Increase in restricted cash                                      (366,603)                       -                 (366,603)
                                                         ------------------    ---------------------    ---------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                   -                  200,000                  200,000
                                                         ------------------    ---------------------    ---------------------

Net change in cash and cash equivalents                            (9,177)                 200,000                  187,113
Cash and cash equivalents at beginning of period                  196,290                        -                        -
                                                         ------------------    ---------------------    ---------------------
Cash and cash equivalents at end of period                $       187,113       $          200,000       $          187,113
                                                         ==================    =====================    =====================

                                 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         BEHRINGER HARVARD REIT I, INC.
                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Behringer Harvard REIT I, Inc. (the "Company") was organized in Maryland on June 26, 2002 and intends to qualify as a real estate investment trust ("REIT") and invest in commercial real estate properties, generally institutional quality office buildings and other commercial properties, and lease each such property to one or more tenants. BHR Partners, LLC ("BHR Partners") and Behringer Harvard Operating Partnership I LP ("Behringer Harvard OP I") are wholly owned subsidiaries of the Company, organized on June 27, 2002. BHR Partners is the limited partner and owner of 99.9% of the limited partnership interest of Behringer Harvard OP I. The Company is the general partner and owner of the remaining 0.1% of the limited partnership interest of Behringer Harvard OP I.

         The Company's advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002, which is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on its behalf.

         As of June 30, 2003, 20,000 shares of the Company's common stock were issued and outstanding and owned by Behringer Harvard Holdings, LLC, the Company's parent company, and no shares of preferred stock were issued and outstanding. The Company currently has no common stock equivalents, such as stock options, outstanding.

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

         The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 250,000 shares and gross offering proceeds of $2,500,000. After the initial 250,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as stockholders. The Company intends to admit new stockholders at least monthly. At that time, subscription proceeds may be released to the Company from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

         Until the Company satisfies the minimum offering requirement established for its Offering by accepting subscriptions for at least 250,000 shares of common stock, funds received for these subscriptions will continue to be escrowed. Amounts associated with these subscriptions are reflected in Restricted cash and Subscriptions for common stock on the Company's balance sheets.

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

         The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements of the Company as of June 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and the consolidated results of its operations and cash flows for the periods then ended.

         Amounts in previous periods have been reclassified to conform to current period presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company believes adoption of SFAS No. 149 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company believes adoption of SFAS No. 150 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

         FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN requires the consolidation of results of variable interest entities in which the Company has a majority variable interest. The Company believes adoption of FIN No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Below is a discussion of the accounting policies that the Company considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     REAL ESTATE

         As the Company commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company will recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.

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

     REVENUE RECOGNITION

         The Company will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases unless significant collection problems occur with the lessee, at which time rents will be recognized on a cash basis. Contingent rent will be recognized as revenue after the related lease sales targets are achieved.

     OPERATING COST REIMBURSEMENTS

         The Company will bill tenants for operating cost reimbursements as per the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

     DEFERRED PROJECT COSTS

         The Company's advisor will be paid an acquisition and advisory fee of 3.0% of the contract price of each investment. In addition, the Company will reimburse its advisor for investment acquisition expenses in an amount of up to 0.5% of the contract price of the Company's investments (subject to certain overall limitations described in the Company's Registration Statement on Form S-11). Pending such reimbursement, the Company's advisor will bear such expenses, and will bear such expense to the extent they exceed 0.5% of the contract price of the Company's investments. As the Company invests its capital proceeds, these costs will be capitalized to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets.

     DEFERRED OFFERING COSTS

         The Company's advisor expects to continue to fund, on the Company's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Company will be required to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the advisor. All offering costs paid by the Company will be recorded as an offset to additional paid-in capital.

     CONCENTRATION OF CREDIT RISK

         At June 30, 2003, the Company had cash and restricted cash on deposit in two financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and does not believe it is exposed to any significant credit risk on cash and restricted cash.


5.       RELATED PARTY ARRANGEMENTS

         Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company. Behringer Securities LP ("Behringer Securities"), the affiliated dealer manager, will receive a commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will receive 1.0% of the gross proceeds of purchases pursuant to the Company's dividend reinvestment plan. Behringer Securities will reallow all of its commission of 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement.

         Behringer Advisors, the affiliated advisor for the Company, or its affiliates, may receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by Behringer Advisors or its affiliates and may be reimbursed by the Company for up to 2.5% of gross offering proceeds. As of June 30, 2003, Behringer Advisors or its affiliates had incurred $3,820,286 of organization and offering expenses on behalf of the Company. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed to Behringer Advisors based on specific invoice identification as well as an allocation of costs to the Company and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, affiliates of the Company, based on anticipated equity size. Behringer Advisors or its affiliates also will receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage. Behringer Advisors or its affiliates may also receive up to 0.5% of the contract purchase price of each asset or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.

         The Company expects to pay HPT Management LP, its property manager, fees for the management and leasing of the Company's properties. Such fees are expected to equal 3.0% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.

         The Company will pay Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year.

         Behringer Advisors or its affiliates also will be paid fees if the advisor provides a substantial amount of services, as determined by the Company's independent directors, in connection with the sale of one or more properties. In such event, the Company will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sale proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return on their net capital contributions and a 9.0% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15.0% of remaining net sale proceeds. Subordinated participation in net sale proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such times as the subordination conditions have been satisfied.

         Upon listing of the Company's common stock on a national securities exchange or included for quotation on the Nasdaq Stock Market, a listing fee equal to 15.0% of the amount by which the market value of the Company's outstanding stock plus distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate a 9.0% annual, cumulative, non-compounded return to investors will be paid to Behringer Advisors. Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee of 15.0% of the amount by which the Company's appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9.0% annual, cumulative, non-compounded return on the capital contributed by investors will be paid to Behringer Advisors as a performance fee. No performance fee will be paid if the Company has already paid or become obligated to pay Behringer Advisors a listing fee.

         The Company will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to the Company, subject to the limitation that the Company will not reimburse for any amount by which the advisor's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of the Company's average invested assets, or (ii) 25.0% of the

Company's net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of the Company's assets for that period.

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

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     REAL ESTATE

         As the Company commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company will recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.

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

     REVENUE RECOGNITION

         The Company will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases unless significant collection problems occur with the lessee, at which time rents will be recognized on a cash basis. Contingent rent will be recognized as revenue after the related lease sales targets are achieved.

     OPERATING COST REIMBURSEMENTS

         The Company will bill tenants for operating cost reimbursements as per the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

     DEFERRED PROJECT COSTS

         The Company's advisor will be paid an acquisition and advisory fee of 3.0% of the contract price of each investment. In addition, the Company will reimburse its advisor for investment acquisition expenses in an amount of up to 0.5% of the contract price of the Company's investments (subject to certain overall limitations described in the Company's Registration Statement on Form S-11). Pending such reimbursement, the Company's advisor will bear such expenses, and will bear such expense to the extent they exceed 0.5% of the contract price of the Company's investments. As the Company invests its capital proceeds, these costs will be capitalized to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets.

     DEFERRED OFFERING COSTS

         The Company's advisor expects to continue to fund, on the Company's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Company will be required to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the advisor. All offering costs paid by the Company will be recorded as an offset to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

         The amount of dividends to be distributed to the Company's stockholders will be determined by its board of directors and is dependent on a number of factors, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company's status as a REIT under the Internal Revenue Code. Operating cash flows are expected to increase as additional properties are added to the Company's investment portfolio.

         The Company's principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and dividends, and for the payment of interest on the Company's outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected be met from the Company's current public offering of up to 88,000,000 shares of common stock at $10 per share. However, there may be a delay between the sale of the Company's shares and its purchase of properties and mortgage loan investments, which could result in a delay in the benefits to its stockholders, if any, of returns generated from the Company's operations. The Company expects that at least 84.2% of the money that stockholders invest will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The Company's advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on the Company's behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, the Company may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect the Company's ability to make distributions.

         Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

RESULTS OF OPERATIONS

         As of the date of this Form 10-Q, no significant operations have commenced because the Company is in its development stage. No operations will commence until the Company has sold at least 250,000 shares of its common stock with gross proceeds of $2,500,000 pursuant to its Registration Statement filed on Form S-11 with the Securities and Exchange Commission ("Form S-11"). The Company's management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues from the acquisition and operations of real properties and mortgage loans, other than those referred to in this Form 10-Q and the Company's Form S-11.

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

         Currently, the Company's cash and restricted cash balances at financial institutions represent the majority of the Company's assets. A 10.0% increase or decrease in interest rates would have no material affect on the Company's financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the period ended June 30, 2003, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

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

         The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500,000. After the initial 250,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as stockholders. The Company intends to admit new stockholders at least monthly. At that time, subscription proceeds may be released to the Company from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

         Until the Company satisfies the minimum offering requirement established for its Offering by accepting subscriptions for at least 250,000 shares of common stock, funds received for these subscriptions will continue to be escrowed. Amounts associated with these subscriptions are reflected in Restricted cash and Subscriptions for common stock on the Company's balance sheets.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  Exhibit 31.1 - Certification of Principal Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Principal Financial Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certificate of Chief Executive and Financial
                                 Officers

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BEHRINGER HARVARD REIT I, INC.




Dated:  August 14, 2003            By:  /s/ Gary S. Bresky
                                      ------------------------------------------
                                        Gary S. Bresky
                                        Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

31.1                Certification of Principal Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of Principal Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certificate of Chief Executive and Financial Officers