Form 10-Q
period 2003-09-30
BEHRINGER HARVARD REIT I  INC
filed 2003-11-14
CIK 1176373

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 10, 2003, Behringer Harvard REIT I, Inc. had 456,254 shares of common stock, $.0001 par value, outstanding.

================================================================================


                                         BEHRINGER HARVARD REIT I, INC.
                                                    FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2003


                                                     PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002...............3

           Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 2003, the three months ended September 30, 2002 and from inception
              (June 28, 2002) through September 30, 2003 and 2002.............................................4

           Condensed Consolidated Statements of Cash Flows for the nine months ended  September 30,
              2003 and from inception (June 28, 2002) through September 30, 2003 and 2002.....................5

           Notes to Condensed Consolidated Financial Statements...............................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................16

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................16


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................17

ITEM 5.    OTHER INFORMATION.................................................................................17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................18

SIGNATURE....................................................................................................19


                                                     PART I
                                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                         BEHRINGER HARVARD REIT I, INC.
                                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2003                  2002
                                                                      ------------------    ------------------
ASSETS
               Cash and cash equivalents                               $        186,257      $        196,290
               Restricted cash                                                2,696,081                     -
               Prepaid assets                                                     6,225                 1,005
                                                                      ------------------    ------------------
TOTAL ASSETS                                                           $      2,888,563      $        197,295
                                                                      ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
               Due to affiliates                                       $         35,347      $              -
               Accrued liabilities                                               54,659                     -
               Subscriptions for common stock                                 2,696,081                     -
                                                                      ------------------    ------------------
TOTAL LIABILITIES                                                             2,786,087                     -

STOCKHOLDERS' EQUITY
               Preferred stock, $.0001 par value per share;
                  50,000,000 shares authorized, none outstanding                      -                     -
               Common stock, $.0001 par value per share;
                  350,000,000 shares authorized, 20,000
                  shares issued and outstanding                                       2                     2
               Additional paid-in capital                                       199,998               199,998
               Deficit accumulated during the development stage                 (97,524)               (2,705)
                                                                      ------------------    ------------------
TOTAL STOCKHOLDERS' EQUITY                                                      102,476               197,295
                                                                      ------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      2,888,563      $        197,295
                                                                      ==================    ==================

                           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                   BEHRINGER HARVARD REIT I, INC.
                                             (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              FROM INCEPTION       FROM INCEPTION
                                 THREE MONTHS         THREE MONTHS        NINE MONTHS        (JUNE 28, 2002)      (JUNE 28, 2002)
                                    ENDED                ENDED               ENDED               THROUGH              THROUGH
                                SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                     2003                 2002                2003                 2003                 2002
                               -----------------    -----------------   -----------------    -----------------    -----------------
Total revenues                  $             -      $             -     $             -      $             -      $             -

Expenses
       General and
       administrative                    92,938                    -              94,824               98,629                    -
                               -----------------    -----------------   -----------------    -----------------    -----------------
Total expenses                           92,938                    -              94,824               98,629                    -
                               -----------------    -----------------   -----------------    -----------------    -----------------

Other income
       Interest income                        1                    -                   5                1,105                    -
                               -----------------    -----------------   -----------------    -----------------    -----------------
Total other income                            1                    -                   5                1,105                    -
                               -----------------    -----------------   -----------------    -----------------    -----------------

Net loss                        $       (92,937)     $             -     $       (94,819)     $       (97,524)     $             -
                               =================    =================   =================    =================    =================

Basic and diluted
weighted
   average shares
outstanding                              20,000               20,000               20,000              20,000               20,000

Basic and diluted loss per
share                           $         (4.65)    $              -     $          (4.74)    $         (4.88)     $             -


                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                   BEHRINGER HARVARD REIT I, INC.
                                             (A DEVELOPMENT STAGE MARYLAND CORPORATION)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FROM INCEPTION              FROM INCEPTION
                                                          NINE MONTHS               (JUNE 28, 2002)            (JUNE 28, 2002)
                                                             ENDED                      THROUGH                    THROUGH
                                                      SEPTEMBER 30, 2003          SEPTEMBER 30, 2003          SEPTEMBER 30, 2002
                                                    ------------------------    ------------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $              (94,819)     $              (97,524)     $                   -
Adjustments to reconcile net loss to
   net cash flows from operating activities
Change in prepaid assets                                             (5,220)                     (6,225)                         -
Change in due to affiliates                                          35,347                      35,347
Change in accrued liabilities                                        54,659                      54,659
                                                    ------------------------    ------------------------    -----------------------
CASH USED IN OPERATING ACTIVITIES                                   (10,033)                    (13,743)                         -
                                                    ------------------------    ------------------------    -----------------------

                                                    ------------------------    ------------------------    -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                      -                           -                          -
                                                    ------------------------    ------------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                  -                     200,000                    200,000
Proceeds from common stock subscriptions                          2,696,081                   2,696,081                          -
Increase in restricted cash                                      (2,696,081)                 (2,696,081)                         -
                                                    ------------------------    ------------------------    -----------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                     -                     200,000                    200,000
                                                    ------------------------    ------------------------    -----------------------

Net change in cash and cash equivalents                             (10,033)                    186,257                    200,000
Cash and cash equivalents at beginning of period                    196,290                           -                          -
                                                    ------------------------    ------------------------    -----------------------
Cash and cash equivalents at end of period           $              186,257      $              186,257      $             200,000
                                                    ========================    ========================    =======================


                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         BEHRINGER HARVARD REIT I, INC.
                   (A DEVELOPMENT STAGE MARYLAND CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Behringer Harvard REIT I, Inc. (the "Company") was organized in Maryland in June 2002 and intends to qualify as a real estate investment trust ("REIT") and invest in commercial real estate properties, generally institutional quality office buildings and other commercial properties, and lease each such property to one or more tenants. BHR Partners, LLC ("BHR Partners") and Behringer Harvard Operating Partnership I LP ("Behringer Harvard OP I") are directly or indirectly wholly owned subsidiaries of the Company, organized in June 2002. BHR Partners is the limited partner and owner of 99.9% of the limited partnership interest of Behringer Harvard OP I. The Company is the general partner and owner of the remaining 0.1% of the limited partnership interest of Behringer Harvard OP I.

         The Company's advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002, which is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on its behalf.

         As of September 30, 2003, 20,000 shares of the Company's common stock were issued and outstanding and owned by Behringer Harvard Holdings, LLC, the Company's parent company, and no shares of preferred stock were issued and outstanding. The Company currently has no common stock equivalents, such as stock options, outstanding.

         As of September 30, 2003, the Company was in the development stage and had not begun real estate operations. During October 2003, the Company commenced operations upon its initial acceptance of subscriptions and the purchase of a 14.4676% undivided tenant in common interest in a 14-story office building in Bloomington, Minnesota. (See Note 6)

2.       PUBLIC OFFERING

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

         On October 1, 2003, the Company satisfied the minimum offering requirement of $2,500,000 established for the Offering. (See Note 6) All additional subscription proceeds will be held in escrow until investors are admitted as stockholders. The Company intends to admit new stockholders at least monthly. At that time, subscription proceeds may be released to the Company from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

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

         The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements of the Company as of September 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and the consolidated results of its operations and cash flows for the periods then ended.

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

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on the financial condition, results of operations, or liquidity of the Company.

         FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003 and FASB Staff Position ("FSP") No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" was issued in October 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim or annual period ending after December 15, 2003 for entities acquired before February 1, 2003 (as deferred by FSP No. FIN 46-6). This FIN requires the consolidation of results of variable interest entities in which the Company is deemed to be the primary beneficiary, as defined. As of September 30, 2003, the Company did not own an interest in a variable interest entity and believes adoption of FIN No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after September 30, 2003 will be evaluated based on FIN No. 46 criteria and consolidation of these interests may be required.

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

     REAL ESTATE PURCHASE PRICE ALLOCATION

         The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the respective leases. The Company will amortize any capitalized above-market and below-market lease values as a reduction or increase of rental income, respectively, over the remaining non-cancelable terms of the respective leases.

         The Company will measure the aggregate value of other real estate related intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management's estimates of value are expected to be made using discounted cash flow analyses or similar methods. Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management will also consider information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

         The total amount of other real estate related intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

         The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

     INCOME TAXES

         The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset related to a loss carryforward of approximately $14,000. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

         The Company's management will evaluate plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the Company's taxable year ending December 31, 2003 or 2004. The Company believes that, commencing with the taxable year for which such election is made, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and it intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT.

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

     OPERATING COST REIMBURSEMENTS

         The Company will bill tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

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

     DEFERRED OFFERING COSTS

         The Company's advisor expects to continue to fund, on the Company's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Company will be required to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the advisor. All offering costs will be recorded as an offset to additional paid-in capital, and all organization costs will be recorded as an expense when the Company becomes liable for the payment of these amounts.

     CONCENTRATION OF CREDIT RISK

         At September 30, 2003, the Company had cash and cash equivalents and restricted cash on deposit in two financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and does not believe it is exposed to any significant credit risk on cash and restricted cash.

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

         Behringer Advisors, the affiliated advisor for the Company, or its affiliates, may receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by Behringer Advisors or its affiliates and may be reimbursed by the Company for up to 2.5% of gross offering proceeds. As of September 30, 2003, Behringer Advisors or its affiliates had incurred $2,465,486 of organization and offering expenses on behalf of the Company. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed to Behringer Advisors based on specific invoice identification as well as an allocation of costs to the Company and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, affiliates of the Company, based on anticipated equity offering size. Behringer Advisors or its affiliates also will receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage. Behringer Advisors or its affiliates may also receive up to 0.5% of the contract purchase price of each asset or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.

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

6.       SUBSEQUENT EVENTS

         The Company commenced its initial public offering of shares of common stock on February 19, 2003. Until subscriptions aggregating at least $2,500,000 were received and accepted, all subscription proceeds were placed in escrow pursuant to the terms of an escrow agreement with Wells Fargo Bank Iowa, N.A. The conditions of the escrow agreement were satisfied on October 1, 2003. Through November 10, 2003, the Company has accepted subscriptions and issued 436,254 shares of its common stock to stockholders with gross proceeds of $4,358,140 distributed to the Company. In addition, there are special escrow accounts established under the escrow agreement for subscriptions from residents of Nebraska and Pennsylvania. The conditions of these special escrow accounts have not been satisfied as of November 10, 2003 and, therefore, the Company has not accepted subscriptions from residents of those states. Of the $4,358,140 distributed to the Company, $300,975 and $108,954 was paid to Behringer Securities for commissions and dealer manager fees, respectively, and $108,954 was paid to Behringer Advisors for reimbursement of organization and offering expenses. Behringer Securities reallowed all of the commissions to participating broker-dealers and reallowed $21,742 of the dealer manager fees to participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Net proceeds to the Company as of November 10, 2003 were $3,839,257 after payment of such fees and expenses.

         On October 1, 2003, the Company's board of directors declared a cash dividend as of each day of the period commencing October 1, 2003 and ending on December 31, 2003 (each a "record date"), with the amount of the dividend payable on each record date to be equal to $.0019178 per common share, which is equivalent to an annual dividend rate of 7.0%. The dividend will be paid on a monthly basis on or before the 15th day of each month for dividends declared in the preceding month.

     On October 15, 2003, the Company acquired an undivided 14.4676% tenant in common interest in Minnesota Center, a 14-story office building containing approximately 276,425 rentable square feet and located on approximately four acres of land in Bloomington, Minnesota. The total purchase price of Minnesota Center was approximately $41,682,000, including preliminary closing costs of approximately $921,800. The cost for the Company's interest was approximately $6,500,000, including the Company's proportionate share of the preliminary closing costs, loan fees, and the 3.5% aggregate of the acquisition fee and acquisition reimbursment due to Behringer Advisors. The Company used borrowings of $4,340,280 under a Loan Agreement (the "Loan Agreement") with Greenwich Capital Financial Products, Inc. (the "Lender") to pay a portion of such purchase price and paid the remaining purchase price from proceeds of the sale of the Company's common stock in the Offering. The Company's tenant in common interest is held by Behringer Harvard Minnesota Center TIC II, LLC, a new special single purpose Delaware limited liability company wholly owned by the Company's operating partnership, Behringer Harvard OP I. The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Harvard Holdings, LLC.

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

     REAL ESTATE PURCHASE PRICE ALLOCATION

         The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the respective leases. The Company will amortize any capitalized above-market and below-market lease values as a reduction or increase of rental income, respectively, over the remaining non-cancelable terms of the respective leases.

         The Company will measure the aggregate value of other real estate related intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management's estimates of value are expected to be made using discounted cash flow analyses or similar methods. Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management will also consider information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

         The total amount of other real estate related intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

         The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

     INCOME TAXES

         The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset related to a loss carryforward of approximately $14,000. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

         The Company's management will evaluate plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the Company's taxable year ending December 31, 2003 or 2004. The Company believes that, commencing with the taxable year for which such election is made, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and it intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT.

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

     OPERATING COST REIMBURSEMENTS

         The Company will bill tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

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

RESULTS OF OPERATIONS

         As of the date of this Form 10-Q, no significant operations have commenced because the Company is in its development stage. Operations commenced in October 2003 with the Company's satisfaction of the minimum offering requirement established for its Offering and the purchase of a 14.4676% undivided tenant in common interest in a 14 story office building in Bloomington, Minnesota. The Company's management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues from the acquisition and operations of real properties and mortgage loans, other than those referred to in this Form 10-Q and the Company's Form S-11.

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

         Currently, the Company's cash and cash equivalents and restricted cash balances at financial institutions represent the majority of the Company's assets. A 10.0% increase or decrease in interest rates would have no material affect on the Company's financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the period ended September 30, 2003, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 19, 2003, the Company's Registration Statement on Form S-11, covering a public offering (the "Offering") of up to 80,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Offering. The Offering is a best efforts continuous offering which terminates no later than February 18, 2005.

         From the effective date of the Offering through September 30, 2003, the Company incurred costs of $317,105 in connection with the issuance and distribution of shares of common stock in the Offering, including fees and commissions.

         On October 1, 2003, the Company satisfied the minimum offering requirement of $2,500,000 established for the Offering. All additional subscription proceeds will be held in escrow until investors are admitted as stockholders. The Company intends to continue to admit new stockholders at least monthly. At that time, subscription proceeds may be released to the Company from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments. Amounts associated with non-admitted subscriptions are reflected in Restricted cash and Subscriptions for common stock on the Company's balance sheets.

         Through November 10, 2003, the Company has accepted subscriptions and issued 436,254 shares of its common stock to stockholders with gross proceeds of $4,358,140 distributed to the Company. Of the $4,358,140 distributed to the Company, $300,975 and $108,954 was paid to Behringer Securities for commissions and dealer manager fees, respectively, and $108,954 was paid to Behringer Advisors for reimbursement of organization and offering costs. Behringer Securities reallowed all of the commissions to participating broker-dealers and reallowed $21,742 of the dealer manager fees to participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. Net proceeds to the Company as of November 10, 2003 were $3,839,257 after payment of such fees and expenses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 5.  OTHER INFORMATION.

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  Exhibit 31.1 -   Certification of Principal Executive Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley
                                   Act of 2002

                  Exhibit 31.2 -   Certification of Principal Financial Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley
                                   Act of 2002

                  Exhibit 32.1 -   Certificate of Chief Executive and Financial
                                   Officers

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BEHRINGER HARVARD REIT I, INC.




Dated:  November 14, 2003.              By:  /s/ Gary S. Bresky
                                           -------------------------------------
                                           Gary S. Bresky
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