Form 10-K
period 2003-12-31
BEHRINGER HARVARD REIT I  INC
filed 2004-03-30
CIK 1176373

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[Mark One]
     |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           Securities registered pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) was $0 and as of December 31, 2003 was $8,238,780, assuming a market value of $10 per share.

While there is no established market for the Registrant's shares of voting stock, the Registrant is currently offering and selling shares of its common stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share.

As of March 16, 2004, the Registrant had 2,014,075 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which shall be filed no later than April 29, 2004, into Part III of this Form 10-K to the extent stated herein.

================================================================================


                            BEHRINGER HARVARD REIT I, INC.
                                       FORM 10-K
                             YEAR ENDED DECEMBER 31, 2003


                                        PART I

                                                                                   PAGE

ITEM 1.  BUSINESS....................................................................3

ITEM 2.  PROPERTIES..................................................................8

ITEM 3.  LEGAL PROCEEDINGS...........................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................8


                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......9

ITEM 6.  SELECTED FINANCIAL DATA....................................................11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS..............................................................12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.......................................................16

ITEM 9A. CONTROLS AND PROCEDURES....................................................16


                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................17

ITEM 11. EXECUTIVE COMPENSATION.....................................................17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS................................................17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................17

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................................17


                                        PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........18


SIGNATURES..........................................................................19

                                          2

                           FORWARD-LOOKING STATEMENTS

       This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. (the "Company"), its anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Company's stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company's management based on their knowledge and understanding of the business and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

       Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect the Company's management's view only as of the date of this Form 10-K. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.     BUSINESS.

   FORMATION

       The Company is a Maryland corporation formed in 2002, which intends to qualify as a real estate investment trust ("REIT"). The Company was organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease each respective property to one or more tenants. In addition, the Company may make or purchase mortgage loans secured by the types of properties it may acquire directly.

       Substantially all of the Company's business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 ("Behringer OP I"). The Company is the owner of a 0.1% interest in Behringer OP I as its general partner. The remaining 99.9% of Behringer OP I is held as a limited partner's interest by BHR Partners, LLC, a Delaware limited liability company which is a wholly owned subsidiary of the Company.

       The Company's advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002. Behringer Advisors is an affiliate of the Company. Behringer Advisors is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

       On February 19, 2003, the Company commenced a public offering (the "Offering") of up to 80,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Offering ("Offering Warrants"). The Offering is a best efforts continuous offering that terminates no later than February 19, 2005.

       The Company commenced operations in October 2003 upon its initial acceptance of subscriptions for 280,423 shares of common stock, which satisfied the minimum offering requirement of $2,500,000 established for the Offering. On October 15, 2003, the Company, through Behringer OP I, acquired an undivided 14.4676% tenant in common interest in Minnesota Center, a 14-story office building containing approximately 276,425 rentable square feet and located on approximately four acres of land in Bloomington, Minnesota. The purchase price for the Company's tenant in common interest was $6,441,466, including closing costs of $261,644. The Company used borrowings of $4,340,280 under a loan agreement with Greenwich Capital Financial Products, Inc. to pay a portion of the purchase price and paid the remaining purchase price from proceeds of the Offering. The Company's tenant in common interest is held by Behringer Harvard Minnesota Center TIC II, LLC, a single purpose Delaware limited liability company that is wholly owned by Behringer OP I. The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Harvard Holdings, LLC ("Behringer Holdings").

       As of December 31, 2003, the Company had accepted subscriptions for 843,878 shares of its common stock, including 20,000 shares owned by Behringer Holdings. As December 31, 2003, individual broker-dealers had the right to acquire up to 32,856 of Offering Warrants for a nominal fee, however, none had been isued. As of December 31, 2003, the Company had no shares of preferred stock issued and outstanding and no stock options had been issued.

       The Company admits new stockholders pursuant to the Offering at least monthly. All subscription proceeds are held in escrow until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

    INVESTMENT OBJECTIVES AND CRITERIA

       The Company's objective is to invest in commercial real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction. In addition, the Company may make or purchase mortgage loans secured by the types of properties it may acquire directly. The Company's investment objectives are:

    o  to preserve, protect and return investors' capital contributions;
    o  to maximize cash dividends paid to investors;
    o to realize growth in the value of the Company's properties upon the ultimate sale of such properties; and
    o to list the shares on a national exchange or, if the Company does not list the shares by the twelfth anniversary of the termination of the Offering, to make an orderly disposition of the properties and distribute the cash to the investors.

    ACQUISITION AND INVESTMENT POLICIES

       The Company primarily invests in institutional quality office and other commercial properties that have premier business addresses in especially desirable locations with limited potential for new development or other barriers to entry. These properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants. The Company's intention is to hold properties for a period of time consistent with its anticipated fund life of eight to twelve years from the termination of the Offering. The Company's intention is that the holding period of properties it acquires be consistent with maximizing their potential for increased income and capital appreciation during this time. However, economic or market conditions may influence the Company to hold investments for different periods of time. In addition the Company may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities and warehouse and distribution facilities in order to reduce overall portfolio risk or enhance overall portfolio returns if the Company's advisor determines that it would be advantageous to do so. The Company may also make or purchase mortgage loans secured by the types of properties it may acquire directly. As of December 31, 2003, the Company owned an interest in one property. For more information on this investment, see "Business - General Development of Business" and "Properties."

       The Company's advisor, Behringer Advisors, has developed and uses proprietary modeling tools that the Company's management believes will help it to identify favorable property acquisitions, enable it to forecast growth and make predictions at the time of the acquisition of a property as to optimal portfolio blend, disposition timing and sales price. Using these tools in concert with the Company's overall strategies, which include individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, management expects to be better prepared to identify favorable acquisition targets, increase current returns and resultant current distributions to investors while maintaining higher relative portfolio property values and finally to execute timely dispositions at appropriate sales prices to enhance capital gains distributable to its investors.

       In making investment decisions for the Company, Behringer Advisors will consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and its liquidity and income tax considerations. In this regard, Behringer Advisors has substantial discretion with respect to the selection of specific investments.

       In purchasing, leasing and developing properties, the Company will be subject to risks generally incident to the ownership of real estate, including but not limited to, the following:

    o  changes in general economic or local conditions;
    o changes in supply of or demand for similar or competing properties in an area;
    o changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
    o  changes in tax, real estate, environmental and zoning laws;
    o periods of high interest rates and tight money supply that may make the sale of properties more difficult;
    o  tenant turnover; and
    o  general overbuilding or excess supply in the market area.

       The Company and its performance will be subject to additional risks as have been listed in the "Risk Factors" section of its Registration Statement on Form S-11, as filed with the Securities and Exchange Commission, in connection with the Company's sale of common stock in the Offering.

    JOINT VENTURE INVESTMENTS

       The Company is likely to enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying its portfolio of assets. In this regard, the Company will likely enter into joint ventures with affiliates including Behringer Harvard Mid-Term Value Enhancement Fund I LP or other Behringer programs, joint ventures, partnerships, co-tenancies and other co-ownership arrangements with non-affiliates including real estate developers, owners and other third parties. In determining whether to invest in a particular joint venture, Behringer Advisors will evaluate the investments that such joint venture owns or is being formed to own under the same criteria as other potential Company investments. For more information on these criteria, see "Business - Acquisition and Investment Policies" and "Business- Conflicts of Interest."

    SECTION 1031 EXCHANGE TRANSACTIONS

       Behringer Holdings or its subsidiaries may form one or more single member limited liability companies or similar entities (a "Behringer Exchange LLC") for the purpose of facilitating the acquisition of one or more real estate properties to be owned in co-tenancy arrangements with persons, referred to herein as "1031 Participants," who generally wish to invest the proceeds from a sale of real estate held in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Code ("Section 1031 Exchange Transaction"). Behringer Holdings sponsors private placement offerings to potential 1031 Participants of tenant in common interests and/or interests in limited liability companies or similar entities owning a co-tenancy interest in one or more properties.

       A property acquired by a Behringer Exchange LLC in connection with a
Section 1031 Exchange Transaction may be partially financed by obtaining a first mortgage secured by the property acquired. In order to finance the remainder of the purchase price for such property, the Behringer Exchange LLC may obtain a short-term loan from an institutional lender for such property. Following its acquisition of a property, the Behringer Exchange LLC would attempt to sell co-tenancy interests to 1031 Participants, using the proceeds of such sales to pay off the short-term loan. At the closing of each property to be acquired by a Behringer Exchange LLC, Behringer OP I may enter into a contractual purchase arrangement providing that, in the event that the Behringer Exchange LLC is unable to sell all of the co-tenancy interest in that property to 1031 Participants, Behringer OP I may purchase, at the Behringer Exchange LLC's cost, any co-tenancy interest remaining unsold. In lieu of the contractual purchase arrangement, the Company or Behringer OP I may participate in the property acquisition by providing a loan guarantee for funds provided by a lender to Behringer Holdings in order to fund the escrows and other pre-closing costs of a
Section 1031 Exchange Transaction. In consideration of such loan guarantee, the Company or Behringer OP I would receive an interest in the contract for purchase of the related property, a fee and a right to acquire an interest in such property. Also, the Company or Behringer OP I may enter into an agreement to acquire property and permit Behringer Holdings to offer a portion of such property to 1031 Participants.

       The Company's management believes that there are significant advantages to being a co-investor in properties in which Behringer Holdings obtains 1031 Participant investors. These advantages include (i) permitting the Company to invest proceeds of the Offering earlier than it might if it were to acquire the entirety of the property, (ii) the ability to obtain greater diversification in the Company's portfolio of property investments by applying its capital in smaller individual investments over a greater number of properties, and (iii) the ability to acquire interests in properties that it would be unable to acquire using only its own capital resources.

    BORROWING POLICIES

       There is no limitation on the amount the Company may invest in any single improved property or other asset or on the amount the Company can borrow for the purchase of any property or other investment. The maximum amount of the Company's indebtedness shall not exceed 300% of its net assets as of the date of any borrowing. The Company may incur indebtedness in excess of such limit if such excess is approved by a majority of its independent directors, in which case it will disclose such excess borrowing to its stockholders in its next quarterly report, including the justification for such excess. The Company's board of directors has adopted a policy that it will generally limit its aggregate borrowing to 55% of the aggregate value of its assets as of the date of any borrowing, unless substantial justification exists that borrowing a greater amount is in its best interests. The Company's policy limitation does not apply to individual properties. As a result, it can be expected that, with respect to the acquisition of one or more of the Company's properties, it may incur indebtedness of more than 55% of the asset value of the property acquired. The Company's board of directors must review its aggregate borrowing at least quarterly.

       By operating on a leveraged basis, management expects that the Company will have more funds available for investment in properties and other investments. This will allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although management expects the liability for the repayment of indebtedness to be limited to the value of the property securing the liability and to the rents or profits derived therefrom, the use of leverage increases the risk of default on the mortgage payments and a subsequent foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on its properties, the ability to acquire additional properties will be restricted. Behringer Advisors will seek to obtain financing on the most favorable terms available to the Company. However, there can be no assurance that lender recourse will be limited to the property financed by that lender.

    COMPETITION

       The Company may experience competition for tenants from owners and managers of similar projects, which may include its affiliates. The Company will experience competition in the acquisition of real estate and the purchasing or origination of mortgages from similar companies with access to greater resources than those available to the Company. At the time the Company elects to dispose of its properties, the Company will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

    EMPLOYEES

       The Company has no direct employees. The employees of Behringer Advisors and other affiliates of the Company perform a full range of real estate services for the Company, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations.

       The Company is dependent on its affiliates for services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to the Company, the Company would be required to obtain such services from other sources.

    AVAILABLE INFORMATION

       The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). Copies of the Company's filings with the SEC may be obtained from its website at HTTP://WWW.BHFUNDS.COM or at the SEC's website, at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

    CONFLICTS OF INTEREST

       The Company is subject to various conflicts of interest arising out of its relationship with Behringer Advisors and its other affiliates, including conflicts related to the arrangements pursuant to which the Company will compensate Behringer Advisors and its affiliates. All of the Company's agreements and arrangements with its advisor and its affiliates, including those relating to compensation, are not the result of arm's-length negotiations. For more information on conflicts of interest, see the "Risk Factors" section of the Company's Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

       The Company's advisor, Behringer Advisors, and its affiliates will attempt to balance the Company's interests with their activities on behalf of other Behringer Harvard programs. However, to the extent that the advisor or its affiliates take actions that are more favorable to other entities than to the Company, these actions may have a negative impact on the Company's financial performance and, consequently, on distributions to investors and on the value of the Company's stock.

ITEM 2.     PROPERTIES.

    GENERAL

       The Company's investments in real estate generally will take the form of holding fee title or a long-term leasehold estate. The Company will acquire such interests either directly through Behringer OP I or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons. The Company is not limited in the number or size of properties it may acquire or on the percentage of net proceeds of the Offering that it may invest in a single property. The number and mix of properties it acquires will depend upon real estate and market conditions and other circumstances existing at the time it acquires properties and the amount of proceeds raised in the Offering.

    PROPERTIES

       As of December 31, 2003, the Company owned a tenant in common interest in the following property:


                                               Company's         Company's        Occupancy at
                                               Ownership         Portion of       December 31,
     Location            Description           Percentage     Property Mortgage        2003
-----------------------------------------------------------------------------------------------
Bloomington, MN      14-story office            14.4676%       $     4,340,280        90.04%
                     building containing
                     approximately
                     276,425 rentable
                     square feet


       For more information on this investment, see "Business - General Development of Business."

ITEM 3.      LEGAL PROCEEDINGS.

       None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

    MARKET INFORMATION

       There is no established trading market for the Company's common stock. Therefore, there is a risk that a stockholder may not be able to sell the Company's stock at a time or price acceptable to the stockholder. Pursuant to the Offering, the Company is currently selling shares of its common stock to the public at a price of $10 per share.

       Unless and until the Company's shares are listed on a national securities exchange or are included for quotation on the Nasdaq Stock Market, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code, subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, the Company intends to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. Until two years after the completion of the current Offering and any subsequent offering of shares, the Company intends to use the offering price of shares in the most recent offering as the per share net asset value. Beginning two years after the completion of the last offering of shares, the value of the properties and other assets will be based on valuations of either the Company's properties or the Company as a whole, whichever valuation method the Company's board of directors determines to be appropriate. Persons independent of the Company and independent of its advisor will perform such valuations.

       The Company's board of directors has authorized a common stock redemption plan for investors who hold their shares for more than one year. The purchase price for the redeemed shares will generally equal the lesser of (1) the price the stockholder actually paid for the shares or (2) either (i) prior to the time the Company begins having appraisals performed by an independent third party, $8.50 per share, or (ii) after the Company begins obtaining such appraisals, 90.0% of the net asset value per share, as determined by the appraisals. The Company's board of directors reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances,
(2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the unit redemption program. The purchase price for shares redeemed upon the death of a stockholder, until the Company begins having appraisals performed by an independent third party, will be equal to the price the stockholder actually paid for the shares. Thereafter, the purchase price will be the fair market value of the shares, as determined by the appraisals. Under the terms of the plan, during any calendar year, the Company will not redeem in excess of 3.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, the Company's board of directors will determine whether the Company has sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1.0% of operating cash flow for the previous fiscal year plus proceeds of the Company's dividend reinvestment plan.

    HOLDERS

       As of March 16, 2004, the Company had 2,014,075 shares of common stock outstanding held by a total of approximately 583 stockholders.

    DIVIDENDS

       The Company intends to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2004. In order to remain qualified as a REIT, the Company is required to distribute at least 90% of its annual taxable income to the Company's stockholders. The Company currently accrues dividends on a daily basis and pays dividends on a monthly basis and intends to continue doing so. The Company will calculate its dividends based upon daily record and dividend declaration dates so investors will be eligible to earn dividends immediately upon admittance as stockholders. Of the dividends declared in 2003, 100% represented a return of capital. The Company intends to continue to admit new stockholders at least monthly.

                                      Dividends             Dividends
                     2003             Declared                 Paid

              First Quarter          $          -          $          -
              Second Quarter                    -                     -
              Third Quarter                     -                     -
              Fourth Quarter               91,408                49,414
                                   --------------        --------------
                                     $     91,408          $     49,414
                                   ==============        ==============

       There were no dividends declared or paid during the period ended December 31, 2002.

    RECENT SALES OF UNREGISTERED SECURITIES

       The Company issued 20,000 shares of its common stock to Behringer Holdings in conjunction with the Company's inception in 2002. These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

    USE OF PROCEEDS FROM REGISTERED SECURITIES

       As of December 31, 2003, the Company had sold the following securities pursuant to the Offering for the following aggregate offering prices:

       o  821,399 shares on a best efforts basis for $8,195,512; and
       o 2,479 shares pursuant to the Company's dividend reinvestment plan for $24,790.

       The total of shares and gross offering proceeds pursuant to the Offering as of December 31, 2003 is 823,878 shares for $8,220,302. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Holdings preceding the commencement of the Offering.

       Through December 31, 2003, the Company incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:


                     TYPE OF EXPENSE                AMOUNT
         --------------------------------------  ------------

         Other expenses to affiliates            $    968,242
         Other expenses to non-affiliates              14,819
                                                 ------------

         Total expenses                          $    983,061
                                                 ============

       The net offering proceeds to the Company, after deducting the total expenses paid and accrued described above, are $7,237,241.

       Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Company, which reallowed all or a portion of the commissions and fees to soliciting dealers.

       Through December 31, 2003, the Company had used $2,101,186 of such net offering proceeds to purchase its tenant in common interest in Minnesota Center, net of the mortgage payable. Of the amount used for the purchase of the Minnesota Center investment, $220,194 was paid to Behringer Advisors, an affiliate of the Company.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

       The following table provides information regarding our equity compensation plans as of December 31, 2003:


----------------------- --------------------------- ---------------------- -----------------------------
                        Number of securities to be    Weighted-average         Number of securities
                        issued upon exercise of       exercise price of        remaining available for
                        outstanding options,          outstanding options,     future issuance under
Plan Category           warrants and rights           warrants and rights      equity compensation plans
----------------------- --------------------------- ---------------------- -----------------------------
Equity compensation
plans approved by
security holders                                 -                      -                   12,000,000*
----------------------- --------------------------- ---------------------- -----------------------------
Equity compensation
plans not approved by
security holders                                 -                      -                             -
----------------------- --------------------------- ---------------------- -----------------------------
Total                                            -                      -                    12,000,000
----------------------- --------------------------- ---------------------- -----------------------------

* Includes 10,000,000 shares authorized under the Company's 2002 Employee Stock Option Plan, 1,000,000
shares authorized under the Company's Non-Employee Director Stock Option Plan, and 1,000,000 shares authorized under the Company's Non-Employee Director Warrant Plan. No grants had been made under these plans as of December 31, 2003.

ITEM 6.     SELECTED FINANCIAL DATA.

       The Company was formed in June 2002, and did not commence operations until October 2003, when it accepted the minimum amount of subscriptions pursuant to the Offering and made its first real estate investment. Accordingly, the following selected financial data for the year ended December 31, 2003 is not comparable to the period from inception (June 28, 2002) through December 31, 2002. The following data should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this 10-K. The selected financial data presented below has been derived from the Company's financial statements.


                                                                            From inception
                                                                           (June 28, 2002)
                                                       Year ended              through
                                                     December 31, 2003    December 31, 2002
                                                    -------------------  -------------------
       Total assets                                  $      11,684,541     $        197,295
                                                    ===================  ===================

       Long-term debt obligations                    $       4,332,656     $              -
       Other liabilities                                       280,514                    -
       Stockholders' equity                                  7,071,371              197,295
                                                    -------------------  -------------------
       Total liabilities and stockholders' equity    $      11,684,541     $        197,295
                                                    ===================  ===================

       Revenues                                      $               -     $              -
       Expenses                                               (311,276)              (3,805)
       Other income                                             21,943                1,100
                                                    -------------------  -------------------
       Net loss                                      $        (289,333)    $         (2,705)
                                                    ===================  ===================

       Loss per share                                $           (2.03)    $          (0.14)
       Cash dividends declared per share             $            0.18     $              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

    INVESTMENT IMPAIRMENTS

       For real estate directly owned by the Company, management will monitor events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

       For real estate owned by the Company through an investment in a joint venture, tenant in common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

    PURCHASE PRICE ALLOCATION

       Upon the acquisition of real estate properties, the Company allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

       The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings based on management's determination of the relative fair value of these assets. Management's estimates of value are made using discounted cash flow analyses or similar methods. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

       The Company determines the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by the Company as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

       The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

       The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

                              RESULTS OF OPERATIONS

       The Company commenced active operations when it received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Offering on October 1, 2003 and made its first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant in common interest in Minnesota Center. See "Business - General Development of Business" and "Properties." As a result, the Company's financial results for the year ended December 31, 2003 are not comparable to results for the period from June 28, 2002 (date of inception) through December 31, 2002.

       Results of operations for the year ended December 31, 2003 consist primarily of the following:

       Interest expense of $60,833, including amortization of financing fees of $2,730, relates to the Company's mortgage associated with its acquisition in October 2003 of a tenant in common interest investment in Minnesota Center.

       Property management fees of $10,220 consist of property management and leasing fees as well as advisor asset management fees incurred in relation to the Company's acquisition in October 2003 of a tenant in common interest investment in Minnesota Center.

       General and administrative expense of $240,223 includes a full year of corporate overhead and administrative start-up expenses.

       Equity in earnings of investments of $18,176 represents 2.5 months of Company's interest in the operations of Minnesota Center.

       Interest income of $3,767 includes a full year of interest income on funds held by the Company.

       Results in 2002 consist of general and administrative start-up expenses and interest income on funds held by the Company.

                               CASH FLOW ANALYSIS

       The Company commenced operations in October 2003 with the initial acceptance of subscriptions for 280,423 shares of common stock, as well as the acquisition of its first real estate investment in the form of the purchase of a 14.4676% tenant in common interest in Minnesota Center located in Bloomington, Minnesota. Therefore, cash flows in 2003 are not necessarily comparable to other periods. In 2003, the Company used $229,676 of cash from operations, primarily due to the net loss incurred in 2003, partially offset by changes in current assets and liabilities. Operating cash flows are expected to increase as additional properties are added to the Company's investment portfolio. Cash flows used in investing activities were $6,341,647 in 2003 and are entirely attributable to the purchase of the tenant in common interest in Minnesota Center, net of distributions. The cash flows from financing activities were $11,521,889 in 2003 and result primarily from the issuance of common stock, net of offering costs of $7,230,027 and borrowings of $4,340,280 under a loan agreement with Greenwich Capital Financial Products, Inc., which was used to partially finance the acquisition of the 14.4676% tenant in common interest in Minnesota Center.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and dividends, and for the payment of interest on the Company's outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected be met from the Offering and other offerings of the Company's securities. However, there may be a delay between the sale of the Company's shares and its purchase of properties or mortgage loan investments, which could result in a delay in the benefits to its stockholders, if any, of returns generated from the Company's operations. The Company expects that at least 84.2% of the money that stockholders invest in the Offering will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 0.8% of the gross proceeds of the Offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The Company's advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on the Company's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Company may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Company's ability to make distributions.

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

       The Company partially financed its acquisition of its tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 under a loan agreement (the "Minnesota Center Loan Agreement") with Greenwich Capital Financial Products, Inc. The Company, as well as the investors who purchased the remaining tenant in common interests in Minnesota Center are each individually a party to the Minnesota Center Loan Agreement. The total borrowings (the "Minnesota Center Loan") of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the loan or (ii) two years after securitization (the "Lockout Period"). The Minnesota Center Loan may only be prepaid after the Lockout Period. As of December 31, 2003, the Company's outstanding principal balance under the Minnesota Center Loan Agreement was $4,332,656.

       On January 28, 2004, the Company and Behringer Holdings entered into an agreement whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer

Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings and had guaranteed $55,000 of loans to Behringer Holdings.

       On January 29, 2004, Behringer OP I made a deposit in the amount of $655,000 for the future purchase of a tenant in common interest in an office building located in Houston, Texas which is expected to close early in the second quarter of 2004.

       The Company expects to meet its future short-term operating liquidity requirements through net cash provided by its current property operations and the operations of properties to be acquired in the future. Management also expects that the Company's properties will generate sufficient cash flow to cover operating expenses plus pay a monthly dividend. Operating cash flows are expected to increase as additional properties are added to the portfolio. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

                         OFF-BALANCE SHEET ARRANGEMENTS

       In January 2004, the Company and Behringer Holdings entered into an agreement whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings and had guaranteed $55,000 of loans to Behringer Holdings.

       The Company has no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

                            CONTRACTUAL OBLIGATIONS

       The following table summarizes the Company's contractual obligations as of December 31, 2003:

                                                            Payments due by period
                                            ------------------------------------------------------
                                                  Less                                    More
                                                 than 1         1-3          3-5         than 5
                                   Total          year         years        years         years

Long-Term Debt Obligations      $4,332,656      $ 47,462     $105,923     $ 119,283    $ 4,059,988


                          NEW ACCOUNTING PRONOUNCEMENTS

       FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" was issued in January 2003. In December 2003, FIN No. 46R was issued, which replaced FIN No. 46 and clarified ARB No. 51. This FIN requires the consolidation of variable interest entities in which the Company is deemed to be the primary beneficiary, as defined. The adoption of FIN No. 46 did not have a material effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidation of these interests may be required.

                                    INFLATION

       The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of the Company's leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company has no investments that would be affected by an increase or decrease in interest rates. The Company's only borrowing is a mortgage payable at a fixed rate of interest of 6.181%, maturing on November 1, 2010. This fixed rate mortgage payable totaling $4,332,656 as of December 31, 2003 has a fair value of $4,455,000 based upon interest rates for mortgages with similar terms and remaining maturities that management believes the Company could obtain. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this Item 8 is hereby incorporated by reference to the Company's Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


ITEM 9A.    CONTROLS AND PROCEDURES.

       Within the 90-day period prior to the filing of this report, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this Item will be presented in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

       The information required by this Item will be presented in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The information required by this Item will be presented in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item will be presented in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

       The information required by this Item will be presented in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2004, which will be filed with the Securities and Exchange Commission on or about April 29, 2004, and is incorporated herein by reference.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    LIST OF DOCUMENTS FILED.

       1.     FINANCIAL STATEMENTS

              The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

       2.     FINANCIAL STATEMENT SCHEDULES

              None. See (d) below.

       3.     EXHIBITS

              The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)    REPORTS ON FORM 8-K.

       The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

       1. On October 20, 2003, the Company filed a Current Report on Form 8-K reporting the acquisition of the Minnesota Center Building.
       2. On December 24, 2003, the Company filed Amendment No. 1 to Current Report on Form 8-K/A providing the required financial statements relating to the acquisition of the Minnesota Center Building.
       3. On December 30, 2003, the Company filed a Current Report on Form 8-K reporting the declaration of dividends for the 1st quarter of 2004 in the amount of a 7% annualized percentage rate of return on an investment of $10 per share in the common stock of the Company.

(c)    EXHIBITS

       The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    FINANCIAL STATEMENT SCHEDULES

       All financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BEHRINGER HARVARD REIT I, INC.



Dated: March 30, 2004                By:  /s/ Robert M. Behringer
                                          --------------------------------------
                                          Robert M. Behringer
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2004                            /s/ Robert M. Behringer
                                          --------------------------------------
                                          Robert M. Behringer
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                         (Principal Executive Officer)


March 30, 2004                            /s/ Robert S. Aisner
                                          --------------------------------------
                                          Robert S. Aisner
                                          Chief Operating Officer and Director


March 30, 2004                            /s/ Gary S. Bresky
                                          --------------------------------------
                                          Gary S. Bresky
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)


March 30, 2004                            /s/ Charles G. Dannis
                                          --------------------------------------
                                          Charles G. Dannis
                                          Director


March 30, 2004                            /s/ Stephen J. Kaplan
                                          --------------------------------------
                                          Stephen J. Kaplan
                                          Director


March 30, 2004                            /s/ Steven W. Partridge
                                          --------------------------------------
                                          Steven W. Partridge
                                          Director


                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE

Report of Independent Auditors                                                                F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002                                  F-3

Consolidated Statements of Operations for the Year ended December 31, 2003 and
   for the period from June 28, 2002 (date of inception) through December 31, 2002            F-4

Consolidated Statements of Stockholders' Equity for the Year ended
   December 31, 2003 and for the period from June 28, 2002 (date of inception)
   through December 31, 2002                                                                  F-5

Consolidated Statements of Cash Flows for the Year ended December 31, 2003
   and for the period from June 28, 2002 (date of inception) through December 31, 2002        F-6

Notes to Consolidated Financial Statements for the Year Ended December 31, 2003
   and for the period from June 28, 2002 (date of inception) through December 31, 2002        F-7








                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Behringer Harvard REIT I, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Behringer Harvard REIT I, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from June 28, 2002 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 2004


                                  BEHRINGER HARVARD REIT I, INC.
                                    CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,        DECEMBER 31,
                                                                       2003                2002
                                                                 -----------------   -----------------
ASSETS
     Cash and cash equivalents                                    $     5,146,856      $      196,290
     Restricted cash                                                       10,492                   -
     Prepaid expenses and other assets                                     77,837               1,005
     Investment in tenant in common interest                            6,359,823                   -
     Deferred financing fees, net of accumulated
       amortization of $2,730                                              89,533                   -
                                                                 -----------------   -----------------
TOTAL ASSETS                                                      $    11,684,541      $      197,295
                                                                 =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Mortgage payable                                             $     4,332,656      $            -
     Accounts Payable                                                      18,068                   -
     Payables to affiliates                                                76,608                   -
     Dividends payable                                                     41,994                   -
     Accrued liabilities                                                  133,867                   -
     Subscriptions for common stock                                         9,977                   -
                                                                 -----------------   -----------------
TOTAL LIABILITIES                                                       4,613,170                   -

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value per share;
        50,000,000 shares authorized, none outstanding                          -                   -
     Common stock, $.0001 par value per share;
        350,000,000 shares authorized, 843,878 and
        20,000 shares issued and outstanding at December 31,
        2003 and December 31, 2002, respectively                               84                   2
     Additional paid-in capital                                         7,454,733             199,998
     Cumulative distributions in excess of net income                    (383,446)             (2,705)
                                                                 -----------------   -----------------
TOTAL STOCKHOLDERS' EQUITY                                              7,071,371             197,295
                                                                 -----------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    11,684,541      $      197,295
                                                                 =================   =================


                             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                BEHRINGER HARVARD REIT I, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FROM INCEPTION
                                                                 YEAR           (JUNE 28, 2002)
                                                                 ENDED              THROUGH
                                                           DECEMBER 31, 2003   DECEMBER 31, 2002
                                                           -----------------   -----------------
Total revenues                                              $             -     $             -

Expenses
    Interest                                                         60,833                   -
    Property management fees                                         10,220                   -
    General and administrative                                      240,223               3,805
                                                           -----------------   -----------------
Total expenses                                                      311,276               3,805
                                                           -----------------   -----------------

Interest income                                                       3,767               1,100
                                                           -----------------   -----------------

Net loss before equity in earnings of
  investment in tenant in common interest                          (307,509)             (2,705)

Equity in earnings of investment
  in tenant in common interest                                       18,176                   -

                                                           -----------------   -----------------
Net loss                                                    $      (289,333)    $        (2,705)
                                                           =================   =================

Basic and diluted weighted
 average shares outstanding                                         142,430              20,000

Basic and diluted loss per share                            $         (2.03)    $         (0.14)


                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                             Behringer Harvard REIT I, Inc.
                                     Consolidated Statements of Stockholders' Equity


                                                    Common Stock                            Distributions
                                              --------------------------    Additional        In Excess          Total
                                                Number          Par           Paid-in           of Net       Stockholders'
                                               of Shares       Value          Capital           Income           Equity
                                              ------------  ------------ ----------------  --------------- -----------------

Balance at June 28, 2002 (date of inception)            -     $       -      $         -       $        -       $         -

Common stock issued to -
   Behringer Harvard Holdings, LLC                 20,000             2          199,998                -           200,000

Net loss                                                -             -                -           (2,705)           (2,705)
                                              ------------  ------------ ----------------  --------------- -----------------

Balance at December 31, 2002                       20,000             2          199,998           (2,705)          197,295
                                              ------------  ------------ ----------------  --------------- -----------------

Issuance of common stock, net                     821,399            82        7,229,945                          7,230,027

Dividends declared on common stock                                                                (91,408)          (91,408)
   ($0.18 per share)

Shares issued pursuant to Dividend
   Reinvestment Program                             2,479             -           24,790                             24,790

Net loss                                                -             -                -         (289,333)         (289,333)
                                              ------------  ------------ ----------------  --------------- -----------------

Balance at December 31, 2003                      843,878     $      84      $ 7,454,733       $ (383,446)      $ 7,071,371
                                              ============  ============ ================  =============== =================

                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             BEHRINGER HARVARD REIT I, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FROM INCEPTION
                                                                  YEAR         (JUNE 28, 2002)
                                                                  ENDED             THROUGH
                                                           DECEMBER 31, 2003   DECEMBER 31, 2002
                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $      (289,333)    $        (2,705)
Adjustments to reconcile net loss to
   net cash flows used in operating activities
Amortization of deferred financing fees                               2,730                   -
Equity in earnings of investment in tenant in
   common interest                                                  (18,176)                  -
Change in prepaid expenses and other assets                         (76,832)             (1,005)
Change in accounts payable                                           18,068                   -
Change in accrued liabilities                                       133,867                   -
                                                           -----------------   -----------------
CASH USED IN OPERATING ACTIVITIES                                  (229,676)             (3,710)
                                                           -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from investments                                       99,819                   -
Purchase of interest in Minnesota Center                         (6,441,466)                  -
                                                           -----------------   -----------------
CASH USED IN INVESTING ACTIVITIES                                (6,341,647)                  -
                                                           -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage note                                       4,340,280                   -
Financing costs                                                     (92,263)                  -
Payments on mortgage notes                                           (7,624)                  -
Issuance of common stock                                          8,195,512                   -
Offering costs                                                     (965,485)                  -
Dividends                                                           (24,624)                  -
Change in subscriptions for common stock                              9,977                   -
Change in restricted cash                                           (10,492)                  -
Change in payables to affiliates                                     76,608                   -
                                                           -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES                             11,521,889                   -
                                                           -----------------   -----------------

Net change in cash and cash equivalents                           4,950,566              (3,710)
Cash and cash equivalents at beginning of period                    196,290             200,000
                                                           -----------------   -----------------
Cash and cash equivalents at end of year                    $     5,146,856     $       196,290
                                                           =================   =================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                               $        58,103     $             -
Income taxes paid                                           $             -     $             -

NON-CASH FINANCING ACTIVITIES:
Common stock issued in dividend reinvestment program        $        24,790     $             -
Dividends payable in common stock under dividend
  reinvestment program                                               22,403                   -


                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                         BEHRINGER HARVARD REIT I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND ORGANIZATION

    BUSINESS

       Behringer Harvard REIT I, Inc. (the "Company") is a Maryland corporation formed in June 2002, which intends to qualify as a real estate investment trust ("REIT"). The Company was organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease each such property to one or more tenants. The Company is currently offering its common stock pursuant to the public offering which commenced on February 19, 2003 (the "Offering") and is described below.

       The Company commenced operations in October 2003 upon its initial acceptance of subscriptions for 280,423 shares of common stock, which satisfied the minimum offering requirement of $2,500,000 established for the Offering, prior to which the Company was considered a development stage entity. On October 15, 2003, the Company, through its operating limited partnership, Behringer Harvard Operating Partnership I LP ("Behringer OP I"), acquired an undivided 14.4676% tenant in common interest in Minnesota Center, a 14-story office building containing approximately 276,425 (unaudited) rentable square feet and located on approximately four acres of land in Bloomington, Minnesota. The purchase price for the Company's tenant in common interest was $6,441,466, including closing costs of $261,644. The Company used borrowings of $4,340,280 under a loan agreement with Greenwich Capital Financial Products, Inc. to pay a portion of the purchase price and paid the remaining purchase price from proceeds of the Offering, as defined in "Organization" below. The Company's tenant in common interest is held by Behringer Harvard Minnesota Center TIC II, LLC ("Behringer Minnesota"), a single purpose Delaware limited liability company that is wholly owned by Behringer OP I. The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Harvard Holdings, LLC ("Behringer Holdings").

       Substantially all of the Company's business is conducted through Behringer OP I, a Texas limited partnership organized in 2002. The Company is the owner of a 0.1% interest in Behringer OP I as its general partner. The remaining 99.9% of Behringer OP I is held as a limited partner's interest by BHR Partners, LLC ("BHR Partners"), a Delaware limited liability company which is a wholly owned subsidiary of the Company.

       The Company's advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002. Behringer Advisors is an affiliate of the Company. Behringer Advisors is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

    ORGANIZATION

       On February 19, 2003, the Company commenced the Offering of up to 80,000,000 shares of common stock offered at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933.

       The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Offering ("Offering Warrants"). The Offering is a best efforts continuous offering that terminates no later than February 19, 2005.

       As December 31, 2003, the Company had accepted subscriptions for 843,878 shares of its common stock, including 20,000 shares owned by Behringer Holdings. As of December 31, 2003, individual broker-dealers had the right to acquire up to 32,856 of Offering Warrants for a nominal fee, however, none had been issued. As of December 31, 2003, the Company had no shares of preferred stock issued and outstanding and no stock options had been issued.

       The Company admits new stockholders pursuant to the Offering at least monthly. All subscription proceeds are held in escrow until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

       The Company's common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange on or before the twelfth anniversary of the termination of the Offering. In the event the Company does not obtain listing prior to the twelfth anniversary of the termination of the Offering, the Company charter requires the Company to begin the sale of its properties and liquidation of its assets.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Company and its directly or indirectly wholly owned subsidiaries, Behringer OP I and BHR Partners. All intercompany transactions, balances and profits have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

       The Company considers investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported in the balance sheet approximates fair value.

    RESTRICTED CASH

       Subscription proceeds are held in escrow until investors are admitted as stockholders. The Company admits new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued and subscription proceeds are released to the Company from escrow.

    INVESTMENT IN TENANT IN COMMON INTEREST

       As of December 31, 2003, the "Investment in tenant in common interest" on the Company's balance sheet consists of the Company's 14.4676% interest in the Minnesota Center building in Bloomington, Minnesota acquired in October 2003. Consolidation of this investment is not required as it does not qualify as a variable interest entity as defined in FIN No. 46R.

       The Company accounts for this investment using the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The equity method of accounting requires the investment initially to be recorded at cost and subsequently increased (decreased) for the Company's share of net income (loss), including eliminations for the Company's share of intercompany transactions and reduced when distributions are received. The equity method of accounting is utilized by the Company because the shared decision making involved in a tenant in common interest investment creates an opportunity for the Company to have some influence on the operating and financial decisions of Minnesota Center and thereby creates some responsibility by the Company for a return on its investment. Therefore, it is appropriate to include the results of operations of Minnesota Center in the earnings or losses of the Company.

    DEFERRED FINANCING FEES

       Deferred financing fees are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method.

    INVESTMENT IMPAIRMENTS

       For real estate directly owned by the Company, management will monitor events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

       For real estate owned by the Company through an investment in a joint venture, tenant in common interest or other similar investment structure, at each reporting date management compares the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

    PURCHASE PRICE ALLOCATION

       Upon the acquisition of real estate properties, the Company allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

       The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings based on management's determination of the relative fair value of these assets. Management's estimates of value are made using discounted cash flow analyses or similar methods. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

       The Company determines the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by the Company as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

       The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

       The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

    REVENUE RECOGNITION

       The Company recognizes rental income generated from all leases on real estate assets in which it has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant's payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met.

    DEPRECIATION

       Depreciation will be computed using the straight-line method over estimated useful lives of 3 to 25 years for financial reporting purposes.

    OPERATING COST REIMBURSEMENTS

       The Company bills tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity and budgets. Such billings are adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms. The Company records operating cost reimbursements as revenue when earned.

    DEFERRED PROJECT COSTS

       The Company pays its advisor an acquisition and advisory fee of 3.0% of the contract price of each investment. In addition, the Company reimburses its advisor for investment acquisition expenses in an amount of up to 0.5% of the contract price of the Company's investments subject to certain overall limitations. Pending such reimbursement, the Company's advisor bears such expenses, and bears all such expenses to the extent they exceed 0.5% of the contract price of the Company's investments. These costs are capitalized to the real estate assets, either directly or through investments in joint ventures, and are depreciated over the useful lives of the respective real estate assets.

    DEFERRED OFFERING COSTS

       The Company's advisor funds all of the organization and offering costs on the Company's behalf and is reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries and offering costs. The Company is required to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the advisor. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time the Company becomes liable for the payment of these amounts.

    CONCENTRATION OF CREDIT RISK

       At December 31, 2003, the Company had cash and cash equivalents and restricted cash on deposit in four financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

    EARNINGS PER SHARE

       Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of December 31, 2003, there were no common stock equivalents outstanding. As of December 31, 2003, individual broker-dealers had the right to acquire up to 32,856 of Offering Warrants for a nominal fee, however, none had been issued and no stock options were outstanding as of December 31, 2003.

    INCOME TAXES

       The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset of approximately $113,895. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

       The Company's management will evaluate plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the Company's taxable year ending December 31, 2004. The Company believes that, commencing with the taxable year for which such election is made, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and it intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT.

       If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on income that it distributes currently to its stockholders.

3.     NEW ACCOUNTING PRONOUNCEMENTS

       FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" was issued in January 2003. In December 2003, FIN No. 46R was issued, which replaced FIN No. 46 and clarified ARB 51. This FIN requires the consolidation of variable interest entities in which the Company is deemed to be the primary beneficiary, as defined. As of December 31, 2003, the Company did not own an interest in a variable interest entity and the adoption of FIN No. 46 did not have a material effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidation of these interests may be required.

4.     INVESTMENT IN TENANT IN COMMON INTEREST

       The following is a summary of the Company's undivided 14.4676% tenant in common interest investment in the Minnesota Center as of December 31, 2003:

                              Tenant in       Carrying
                                Common        Value of       Mortgage
           Property Name       Interest      Investment       Payable
        ------------------  -------------  --------------  -----------
         Minnesota Center     14.4676%       $6,359,823     $4,332,656

       The Company's undivided 14.4676% tenant in common interest investment in the Minnesota Center as of December 31, 2003 consists of its proportionate share of the following assets and liabilities:

              Land                                          $    3,500,000
              Buildings, net                                    33,120,164
              Real estate intangibles, net                       7,013,383
              Cash and cash equivalents                            271,249
              Restricted cash                                    2,259,189
              Accounts receivable and other assets                 408,862
                                                           ----------------
              Total Assets                                  $   46,572,847
                                                           ================

              Total Liabilities                             $    1,037,245

              Equity                                            45,535,602

                                                           ----------------
              Total Liabilities and Equity                  $   46,572,847
                                                           ================

       The difference between the carrying value of the Company's investment in tenant in common interest of $6,359,823 and 14.4676% of the underlying net equity of $6,587,909 is a result of the fact that the Company's purchase price differed from the other tenant in common interest holders.

       In 2003, the Company recorded $18,176 of equity in earnings from its undivided 14.4676% tenant in common interest investment in the Minnesota Center. The Company's equity in earnings from this tenant in common investment is its proportionate share of the following earnings of the Minnesota Center for the period October 15, 2003 (date of acquisition) through December 31, 2003:

              Revenue                                       $    1,393,364

              Operating expenses:
                 Operating expenses                                462,225
                 Property taxes                                    258,248
                                                           ----------------
              Total operating expenses                             720,473

                                                           ----------------
              Operating income                                     672,891
                                                           ----------------

              Non-operating (income) expenses
              Depreciation and amortization                        550,900
              Interest income                                       (3,644)
                                                           ----------------
              Total non-operating (income) expenses                547,256

              Net income                                    $      125,635
                                                           ================

       The following table summarizes contractual rent at Minnesota Center for the years ending December 31:


                    2004           $ 4,010,345
                    2005             3,662,002
                    2006             3,012,213
                    2007             2,674,674
                    2008             1,645,492
                  Beyond             1,635,790
                                 --------------
                   Total           $16,640,516
                                 ==============

5.     MORTGAGE PAYABLE

       The Company partially financed its acquisition of its 14.4676% tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement"). The Company, as well as the investors who purchased the remaining tenant in common interests in Minnesota Center are each individually a party to the Minnesota Center Loan Agreement. The total borrowings of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. The Minnesota Center loan is guaranteed by Robert M. Behringer and Behringer Harvard Holdings LLC. As of December 31, 2003, the outstanding principal balance under the Minnesota Center Loan Agreement was $4,332,656.

       Maturities of the mortgage payable are summarized as follows:

                                        2004           $    47,462
                                        2005                51,307
                                        2006                54,616
                                        2007                58,139
                                        2008                61,144
                                     Thereafter          4,059,988

                                                     --------------
                                       Total           $ 4,332,656
                                                     ==============

       The Minnesota Center Loan Agreement contains requirements with regard to certain operating and financial covenants, including, but not limited to, payment of taxes, repairs and maintenance, environmental matters, and restrictions on indebtedness. For the year ended

December 31, 2003, the Company was in compliance with all covenants under the Minnesota Center Loan Agreement.

6.     STOCKHOLDERS' EQUITY

    CAPITALIZATION

       As of December 31, 2003, the Company had accepted subscriptions for 843,878 shares of its common stock, including 20,000 shares owned by Behringer Holdings. As of December 31, 2003, individual broker-dealers had the right to acquire up to 32,856 of Offering Warrants for a nominal fee, however, none had been issued. As of December 31, 2003, the Company had no shares of preferred stock issued and outstanding and no stock options had been issued.

    COMMON STOCK REDEMPTION PLAN

       The Company's board of directors has authorized a common stock redemption plan for investors who hold their shares for more than one year. The purchase price for the redeemed shares will generally equal the lesser of (1) the price the stockholder actually paid for the shares or (2) either (i) prior to the time the Company begins having appraisals performed by an independent third party, $8.50 per share, or (ii) after the Company begins obtaining such appraisals, 90.0% of the net asset value per share, as determined by the appraisals. The Company's board of directors reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances,
(2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the unit redemption program. The purchase price for shares redeemed upon the death of a stockholder, until the Company begins having appraisals performed by an independent third party, will be equal to the price the stockholder actually paid for the shares. Thereafter, the purchase price will be the fair market value of the shares, as determined by the appraisals. Under the terms of the plan, during any calendar year, the Company will not redeem in excess of 3.0% of the weighted average number of shares outstanding during the prior calendar year. In addition, the Company's board of directors will determine whether the Company has sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1.0% of operating cash flow for the previous fiscal year plus proceeds of the Company's dividend reinvestment plan.

    DIVIDENDS

       The Company initiated the payment of monthly dividends in November 2003 in the amount of a 7.0% annualized percentage rate of return, based on an investment in the Company's common stock of $10 per share and calculated on a daily record basis of $0.0019178 per share on the outstanding shares of common stock payable to stockholders of record. On December 29, 2003, the board of directors declared the same such dividends to be paid for the first quarter of 2004. The Company has a Dividend Reinvestment Program ("DRIP") whereby stockholders may elect to receive additional shares of common stock in lieu of a cash dividend. The Company records all dividends when declared, except that the stock issued through the DRIP program is recorded when the shares are actually issued. The following are the dividends declared and the DRIP shares issued in 2003:


          Month                           Dividends
        Declared     ---------------------------------------------     DRIP
         in 2003          Total           Cash            DRIP        Shares
    --------------   --------------   -------------  -------------  ------------

    October           $      20,619    $    10,477    $    10,142         1,014
    November                 28,795         14,147         14,648         1,465
    December                 41,994         19,591         22,403             -
                     --------------   -------------  -------------  ------------
                      $      91,408    $    44,215    $    47,193         2,479
                     ==============   =============  =============  ============

       In January 2004, the Company issued 2,240 shares of common stock valued at $22,403 to participants in the DRIP program in lieu of cash dividends declared for December 2003.

7.     STOCK PLANS

    NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

       The Company adopted the Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan ("Director Option Plan") in June 2002. As of December 31, 2003, no options had been granted under such plan. A total of 1,000,000 shares have been authorized and reserved for issuance under the Director Option Plan.

       The exercise price for options initially granted under the Director Option Plan will be $12.00 per share. The exercise price for future options granted under the Director Option Plan will be at least 120% of the fair market value of the Company's common stock as of the date that the options are granted.

    NON-EMPLOYEE DIRECTOR WARRANT PLAN

       The Company adopted the Behringer Harvard REIT I, Inc. Non-Employee Director Warrant Plan ("Director Warrant Plan") in June 2002. A total of 1,000,000 shares of the Company's common stock has been authorized and reserved for issuance under the Director Warrant Plan.

       Under the Director Warrant Plan, each director who is not an employee of the Company or Behringer Advisors or their affiliates will automatically receive a warrant to purchase one share of the Company's common stock for every 25 shares of the Company's common stock that he or she purchases during the purchase period. The exercise price of the warrants will initially be $12.00 per share, and thereafter the exercise price will be equal to 120% of the fair market value of the Company's common stock.

       As of December 31, 2003, no warrants have been granted under the Director Warrant Plan.

    2002 EMPLOYEE STOCK OPTION PLAN

       The Company adopted the Behringer Harvard REIT I, Inc. 2002 Employee Stock Option Plan ("Employee Option Plan") in June 2002 pursuant to which options may be issued to employees of the Company and certain of its affiliates. A total of 10,000,000 shares of the Company's common stock have been authorized and reserved for issuance under the Employee Option Plan. As of December 31, 2003, the Company has no employees and no options have been granted under the Employee Option Plan.

       The exercise price of options granted under the Employee Option Plan will initially be $12.00 per share, and thereafter the exercise price of options granted will be no less than 120% of the fair market value of the Company's common stock.

8.     RELATED PARTY TRANSACTIONS

       Certain affiliates of the Company receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of the assets of the Company.

       Behringer Securities LP ("Behringer Securities"), the Company's affiliated dealer manager for the Offering, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Company's dividend reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In 2003, Behringer Securities commissions and dealer manager fees totaled $558,218 and $205,136, respectively and were capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet.

       Behringer Advisors, the affiliated advisor for the Company, or its affiliates, may receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2003, $2,920,843 of organization and offering expenses had been incurred by Behringer Advisors on behalf of the Company, of which $204,887 had been reimbursed by the Company and the balance of $2,715,956 will be reimbursed at a rate of 2.5% of future equity raised. Of the $204,887 of organization and offering expenses reimbursed by the Company through December 31, 2003, $187,312 was capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet and $17,575 was expensed as organizational costs. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to the Company and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, affiliates of the Company, based on anticipated respective equity offering sizes of those entities. Behringer Advisors or its affiliates also receives acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. Behringer Advisors or its affiliates may also receive up to 0.5% of the contract purchase price of each asset or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In 2003, Behringer Advisors received acquisition and advisory fees of $188,737 in connection with the acquisition of the Company's interest in the Minnesota Center building. Behringer Advisors also received $31,456 as reimbursement of expenses incurred in the acquisition of the Company's interest in the Minnesota Center. Acquisition and advisory fees and the reimbursement for acquisition expenses were both capitalized by the Company in "Investment in tenant in common interest" on the balance sheet.

       The Company pays HPT Management LP ("HPT Management"), its affiliated property manager, fees for the management and leasing of the Company's properties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. The Company paid fees of $7,148 to HPT Management in 2003 for the services they provided in connection with the Minnesota Center.

       The Company pays Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year. In 2003, the Company paid $3,072 to Behringer Advisors for advisor asset management fees.

       Behringer Advisors or its affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by the Company's independent directors, in connection with the sale of one or more properties. In such event, the Company will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sale proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return of their net capital contributions and a 9.0% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15.0% of remaining net sale proceeds. Subordinated participation in net sale proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.

       Upon listing of the Company's common stock on a national securities exchange or inclusion for quotation on the Nasdaq Stock Market, a listing fee will be paid to Behringer Advisors equal to 15.0% of the amount by which the market value of the Company's outstanding stock plus distributions paid by the Company prior to listing exceeds the sum of (i) the total amount of capital raised from investors and (ii) a 9.0% annual, cumulative, non-compounded return to investors on their capital contributions. Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee will be paid to Behringer Advisors of 15.0% of the amount by which the Company's appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9.0% annual, cumulative, non-compounded return on the capital contributed by investors. No performance fee will be paid if the Company has already paid or becomes obligated to pay Behringer Advisors a listing fee. Persons independent of the Company and independent of its advisor will perform such appraisal of the Company asset value.

       The Company will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to the Company, subject to the limitation that the Company will not reimburse for any amount by which the advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2.0% of the Company's average invested assets, or
(ii) 25.0% of the Company's net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of the Company's assets for that period.

       The Company is dependent on Behringer Advisors, Behringer Securities and HPT Management for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide the respective services to the Company, the Company would be required to obtain such services from other sources.

9.     INCOME TAXES

       The provisions for current federal and state income taxes and deferred federal and state income taxes before and after the valuation allowance are as follows:

                                                                 Year ended            Year ended
                                                              December 31, 2003    December 31, 2002
                                                              ------------------   ------------------
       Current Federal and State                                $             -      $             -
       Deferred Federal and State                                      (113,895)                (947)
                                                              ------------------   ------------------
       Total income tax benefit before valuation allowance             (113,895)                (947)

       Valuation allowance                                              113,895                  947
                                                              ------------------   ------------------
       Total income tax benefit after valuation allowance       $             -      $             -
                                                              ==================   ==================

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are presented below:


                                                                 Year ended            Year ended
                                                              December 31, 2003    December 31, 2002
                                                              ------------------   ------------------
       Deferred tax assets:
          Net operating loss carryforwards                      $        14,819      $           947
          Basis difference in start-up, organization and
            other costs                                                  70,479                    -
          Basis difference in tenant in common investments               28,597                    -
                                                              ------------------   ------------------
       Total deferred tax assets                                        113,895                  947
          Less valuation allowance                                     (113,895)                (947)
                                                              ------------------   ------------------
       Net deferred tax assets                                  $             -      $             -
                                                              ==================   ==================

       For the tax years ended December 31, 2003 and 2002, the Company incurred operating losses that are carried forward for federal income tax purposes. However, the Company intends to elect to be treated as a real estate investment trust for subsequent tax years and accordingly will not be subject to federal income tax, assuming that certain organizational and operating requirements are met. As a result, the Company is not expected to realize the future benefit of the deferred tax assets. Consequently, the deferred tax assets have been fully reserved.

10.    COMMITMENTS AND CONTINGENCIES

       On January 28, 2004, the Company and Behringer Holdings entered into an agreement whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to obtain short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months with one or more six month extensions possible and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. The Company entered into a guarantee of $55,000 on January 30, 2004. At February 29, 2004, the Company had placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings.

       Management is not aware of any other commitments or contingencies that are likely to have a material adverse effect on the consolidated financial position of the Company or the results of its operations.

11.    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

       The following disclosure of estimated fair values was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

       Cash and cash equivalents and restricted cash are short term and/or highly liquid in nature. Accordingly, fair value approximates the carrying values of these items.

       The fixed rate mortgage payable totaling $4,332,656 as of December 31, 2003 has a fair value of $4,455,000 based upon interest rates for mortgages with similar terms and remaining maturities that management believes the Company could obtain.

       The fair value estimate presented herein is based on information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12.    QUARTERLY RESULTS (UNAUDITED)

       Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2003:


                                                                  2003 Quarters Ended
                                            --------------------------------------------------------------
                                               March 31        June 30      September 30     December 31
                                            --------------------------------------------------------------
Revenues                                      $        -     $        -     $          -     $         -
Net loss                                      $      (69)    $   (1,813)    $    (92,937)    $  (194,514)
Weighted average shares outstanding               20,000         20,000           20,000         505,728
Basic and diluted loss per share (a)          $        -     $    (0.09)    $      (4.65)    $     (0.38)
Dividends per share                           $        -     $        -     $          -     $      0.18

(a) The large change in the loss per share from the third quarter 2003 of $(4.65) to $(0.38) in the fourth quarter of 2003 is due to the acceptance of subscriptions for common stock which began in the fourth quarter
2003 upon the Company satisfying the established minimum offering requirement of $2,500,000 on October 1, 2003.

       Presented below is a summary of the unaudited quarterly financial information for the period from June 28, 2002 (date of inception) through December 31, 2002:

                                                               2002 Quarters Ended
                                               --------------------------------------------------
                                                   June 30       September 30      December 31
                                               --------------------------------------------------
Revenues                                         $         -     $          -      $         -
Net loss                                         $         -     $          -      $    (2,705)
Weighted average shares outstanding                        -                -           20,000
Basic and diluted loss per share                 $         -     $          -      $     (0.14)
Dividends per share                              $         -     $          -      $         -

                                INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------


1.1**         Form of Dealer Manager Agreement

1.2**         Form of Warrant Purchase Agreement

3.1**         Sixth Articles of Amendment and Restatement

3.2**         Amended and Restated Bylaws

4.1**         Form of Subscription Agreement and Subscription Agreement
              Signature Page

10.1** Form of Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP

10.2**        Form of Advisory Agreement

10.3** Form of Amended and Restated Property Management and Leasing Agreement among Registrant, Behringer Harvard Operating Partnership I LP and HPT Management Services, Inc.

10.4** Form of Escrow Agreement between the Registrant and Wells Fargo Bank Iowa, N.A.

10.5**        Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option
              Plan

10.6**        Form of Option Agreement under Non-Employee Director Stock Option
              Plan

10.7**        Behringer Harvard REIT I, Inc. Non-Employee Director Warrant Plan

10.8**        Behringer Harvard REIT I, Inc. 2002 Employee Stock Option Plan

10.9**        Form of Option Agreement under 2002 Employee Stock Option Plan

10.10** Loan Agreement with Greenwich Capital Financial Products, Inc. regarding Minnesota Center

10.11**       Tenants in Common Agreement regarding Minnesota Center

10.12**       Property and Asset Management Agreement regarding Minnesota Center

23.1*         Consent of PricewaterhouseCoopers LLP

31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*         Certification of Chief Executive and Financial Officers

*             Filed herewith.
**            Previously filed.