Form 10-Q
period 2004-03-31
BEHRINGER HARVARD REIT I  INC
filed 2004-05-17
CIK 1176373

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 10, 2004, Behringer Harvard REIT I, Inc. had 2,965,073 shares of common stock, $.0001 par value, outstanding.


================================================================================


                                         BEHRINGER HARVARD REIT I, INC.
                                                    FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2004


                                                     PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.............................3

           Consolidated  Statements of Operations  for the three months ended March 31, 2004 and March
              31, 2003........................................................................................4

           Consolidated  Statements  of Cash Flows for the three months ended March 31, 2004 and March
              31, 2003........................................................................................5

           Notes to Consolidated Financial Statements.........................................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................18

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................18


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................20

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................20

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................20

ITEM 5.    OTHER INFORMATION.................................................................................20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................21

SIGNATURE....................................................................................................22


                                                           PART I
                                                   FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                                               BEHRINGER HARVARD REIT I, INC.
                                                Consolidated Balance Sheets
                                                        (Unaudited)


                                                                                  MARCH 31,              DECEMBER 31,
                                                                                     2004                    2003
                                                                             ---------------------   ---------------------
ASSETS
        Cash and cash equivalents                                             $        11,182,117     $         5,146,856
        Restricted cash                                                                 5,397,838                  10,492
        Prepaid expenses and other assets                                               1,463,129                  77,837
        Investment in tenant in common interest                                         6,247,804               6,359,823
        Deferred financing fees, net of accumulated amortization of
           $6,005 and $2,730, respectively                                                 86,258                  89,533
                                                                             ---------------------   ---------------------
TOTAL ASSETS                                                                  $        24,377,146     $        11,684,541
                                                                             =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Mortgage payable                                                      $         4,320,700     $         4,332,656
        Accounts payable                                                                        -                  18,068
        Payables to affiliates                                                                  -                  76,608
        Dividends payable                                                                 113,047                  41,994
        Accrued liabilities                                                                57,923                 133,867
        Subscriptions for common stock                                                  2,896,563                   9,977
                                                                             ---------------------   ---------------------
TOTAL LIABILITIES                                                                       7,388,233               4,613,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value per share;
           50,000,000 shares authorized, none outstanding                                       -                       -
        Common stock, $.0001 par value per share;
           350,000,000 shares authorized, 2,014,075 and
           843,878 shares issued and outstanding at March 31,
           2004 and December 31, 2003, respectively                                           201                      84
        Additional paid-in capital                                                     17,786,399               7,454,733
        Cumulative distributions in excess of net income                                 (797,687)               (383,446)
                                                                             ---------------------   ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                             16,988,913               7,071,371
                                                                             ---------------------   ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        24,377,146     $        11,684,541
                                                                             =====================   =====================


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                      BEHRINGER HARVARD REIT I, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                        THREE MONTHS                 THREE MONTHS
                                                            ENDED                       ENDED
                                                       MARCH 31, 2004               MARCH 31, 2003
                                                  --------------------------   --------------------------

Total revenues                                     $                      -     $                      -

Expenses
      Interest                                                       70,908                            -
      Property and asset management fees                             14,131                            -
      General and administrative                                    122,521                        1,596
                                                  --------------------------   --------------------------
Total expenses                                                      207,560                        1,596
                                                  --------------------------   --------------------------

Interest income                                                      25,105                        1,527
                                                  --------------------------   --------------------------

Net loss before equity in earnings of
   investment in tenant in common interest                         (182,455)                         (69)

Equity in earnings of investment
   in tenant in common interest                                      34,073                            -

                                                  --------------------------   --------------------------
Net loss                                           $               (148,382)    $                    (69)
                                                  ==========================   ==========================

Basic and diluted weighted
   average shares outstanding                                     1,510,520                       20,000

Basic and diluted loss per share                   $                $ (0.10)    $                  (0.00)


                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                              BEHRINGER HARVARD REIT I, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                        THREE MONTHS                 THREE MONTHS
                                                                            ENDED                        ENDED
                                                                       MARCH 31, 2004               MARCH 31, 2003
                                                                  --------------------------   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $               (148,382)    $                    (69)
Adjustments to reconcile net loss to net cash
   flows (used in) provided by operating activities
Amortization of deferred financing fees                                               3,275                            -
Equity in earnings of investment in tenant in
   common interest                                                                  (34,073)                           -
Change in prepaid expenses and other assets                                          29,708                          555
Change in accounts payable                                                          (18,068)                           -
Change in accrued liabilities                                                       (75,944)                           -
                                                                  --------------------------   --------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (243,484)                         486
                                                                  --------------------------   --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Escrow deposits on properties to be acquired                                     (1,415,000)                           -
Distributions from investments                                                      146,092                            -
                                                                  --------------------------   --------------------------
CASH USED IN INVESTING ACTIVITIES                                                (1,268,908)                           -
                                                                  --------------------------   --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes                                                          (11,956)                           -
Issuance of common stock                                                         11,398,471                            -
Offering costs                                                                   (1,150,049)                           -
Dividends                                                                          (111,445)                           -
Change in subscriptions for common stock                                          2,886,586                            -
Change in restricted cash                                                        (5,387,346)                           -
Change in payables to affiliates                                                    (76,608)                           -
                                                                  --------------------------   --------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                       7,547,653                            -
                                                                  --------------------------   --------------------------

Net change in cash and cash equivalents                                           6,035,261                          486
Cash and cash equivalents at beginning of period                                  5,146,856                      196,290
                                                                  --------------------------   --------------------------
Cash and cash equivalents at end of period                         $             11,182,117     $                196,776
                                                                  ==========================   ==========================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                      $                 67,633     $                      -

NON-CASH FINANCING ACTIVITIES:
Common stock issued in dividend reinvestment                       $                 83,363     $                      -
Dividends payable in common stock under dividend
   reinvestment program                                                              44,187                            -


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BEHRINGER HARVARD REIT I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION

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

        Substantially all of the Company's business is conducted through Behringer Harvard Operating Partnership I LP ("Behringer OP I"), a Texas limited partnership organized in 2002. The Company is the owner of a 0.1% interest in Behringer OP I as its general partner. The remaining 99.9% of Behringer OP I is held as a limited partner's interest by BHR Partners, LLC ("BHR Partners"), a Delaware limited liability company which is a wholly owned subsidiary of the Company.

        The Company's advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002. Behringer Advisors is an affiliate of the Company. Behringer Advisors is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

2.      PUBLIC OFFERING

        On February 19, 2003, the Company commenced the Offering of up to 80,000,000 shares of common stock offered at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933.

        The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Offering ("Offering Warrants"). The Offering is a best efforts continuous offering that terminates no later than February 19, 2005 (except for the offering of shares under the Company's dividend reinvestment plan, which is anticipated to be extended).

        As of March 31, 2004, the Company had accepted subscriptions for 2,014,075 shares of its common stock, including 20,000 shares owned by Behringer Harvard Holdings, LLC. As of March 31, 2004, individual broker-dealers had the right to acquire up to 79,763 Offering Warrants for a nominal fee, however, none had been issued. These Offering Warrants allow the broker-dealer to purchase the common stock at $12.00 per share and are effective at the time the Offering Warrants are acquired. As of March 31, 2004, the Company had no shares of preferred stock issued and outstanding and no stock options had been issued.

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

        The Company's common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange on or before the twelfth anniversary of the termination of the Offering. In the event the Company does not obtain its listing prior to the twelfth anniversary of the termination of the Offering, the Company charter requires the Company to begin the sale of its properties and liquidation of its assets.

3.      INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Company as of March 31, 2004 and March 31, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the periods ended March 31, 2004 and 2003.

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its directly or indirectly wholly owned subsidiaries, including Behringer OP I and BHR Partners. All intercompany transactions, balances and profits have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS

        The Company considers investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

        RESTRICTED CASH

        Restricted cash includes subscription proceeds which are held in escrow until investors are admitted as stockholders. The Company admits new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued and subscription proceeds are released to the Company from escrow. Restricted cash also includes $2,500,000 held in restricted money market accounts as security for the Company's guarantee of funds borrowed by Behringer Harvard Holdings, LLC.

        INVESTMENT IN TENANT IN COMMON INTEREST

        As of March 31, 2004, the "Investment in tenant in common interest" on the Company's balance sheet consists of the Company's 14.4676% interest in the Minnesota Center building in Bloomington, Minnesota acquired in October 2003. Consolidation of this investment is not required as it does not qualify as a variable interest entity as defined in FIN No. 46R.

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

        INVESTMENT IMPAIRMENTS

        For real estate directly owned by the Company, management monitors events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate owned by the Company through an investment in a joint venture, tenant in common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Company amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

        DEFERRED OFFERING COSTS

        The Company's advisor funds all of the organization and offering costs on the Company's behalf and is reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries. The Company is required to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the advisor. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time the Company becomes liable for the payment of these amounts.

        CONCENTRATION OF CREDIT RISK

        At March 31, 2004, the Company had cash and cash equivalents and restricted cash on deposit in five financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

        EARNINGS PER SHARE

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of March 31, 2004, there were no common stock equivalents outstanding. As of March 31, 2004, individual broker-dealers had the right to acquire up to 79,763 Offering Warrants for a nominal fee, however, none had been issued and no stock options were outstanding as of March 31, 2004.

        INCOME TAXES

        The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset of approximately $168,945. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

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

5.      INVESTMENT IN TENANT IN COMMON INTEREST

        The following is a summary of the Company's tenant in common interest investment as of March 31, 2004:


                           Tenant in         Carrying
                            Common            Value of             Mortgage
     Property Name         Interest          Investment             Payable
  -------------------   --------------   ------------------   ------------------

    Minnesota Center        14.4676%         $6,247,804          $ 4,320,700


        The Company's undivided 14.4676% tenant in common interest investment in the Minnesota Center as of March 31, 2004 consists of its proportionate share of the following assets and liabilities:

     Land                                             $         3,500,000
     Buildings, net                                            32,785,895
     Real estate intangibles, net                               6,567,815
     Cash and cash equivalents                                    223,770
     Restricted cash                                            2,592,228
     Accounts receivable and other assets                         396,483
                                                     ---------------------
     Total Assets                                     $        46,066,191
                                                     =====================

     Total Liabilities                                $         1,304,864

     Equity                                                    44,761,327

                                                     ---------------------
     Total Liabilities and Equity                     $        46,066,191
                                                     =====================

        The difference between the carrying value of the Company's investment in tenant in common interest of $6,247,804 and 14.4676% of the underlying net equity of $6,475,890 is a result of the fact that the Company's purchase price differed from the other tenant in common interest holders.

        In the three months ended March 31, 2004, the Company recorded $34,073 of equity in earnings from its undivided 14.4676% tenant in common interest investment in the Minnesota Center. The Company's equity in earnings from this tenant in common investment is its proportionate share of the following earnings of the Minnesota Center for the three months ended March 31, 2004:

     Revenue                                          $         1,631,701

     Operating expenses:
        Operating expenses                                        410,860
        Property taxes                                            293,832
                                                     ---------------------
     Total operating expenses                                     704,692

                                                     ---------------------
     Operating income                                             927,009
                                                     ---------------------

     Non-operating (income) expenses
     Depreciation and amortization                                689,799
     (Interest income)/bank fees, net                               1,696
                                                     ---------------------
     Total non-operating (income) expenses                        691,495

     Net income                                       $           235,514
                                                     =====================

6.      MORTGAGE PAYABLE

        The Company partially financed its acquisition of its 14.4676% tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement"). The Company, as well as the investors who purchased the remaining tenant in common interests in Minnesota Center are each individually a party to the Minnesota Center Loan Agreement. The original total borrowings of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). The Minnesota Center loan is guaranteed by Robert M. Behringer and Behringer Harvard Holdings, LLC. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of March 31, 2004, the outstanding principal balance under the Minnesota Center Loan Agreement was $4,320,700. As of March 31, 2004, the Company was in compliance with all of its covenants under the Minnesota Center Loan Agreement.

7.      STOCKHOLDERS' EQUITY

        CAPITALIZATION

        As of March 31, 2004, the Company had accepted subscriptions for 2,014,075 shares of its common stock, including 20,000 shares owned by Behringer Holdings. As of March 31, 2004, individual broker-dealers had the right to acquire up to 79,763 of Offering Warrants for a nominal fee, however, none had been issued. As of March 31, 2004, the Company had no shares of preferred stock issued and outstanding and no stock options had been issued.

        DIVIDENDS

        The Company initiated the payment of monthly dividends in November 2003 in the amount of a 7.0% annualized rate of return, based on an investment in the Company's common stock of $10 per share and calculated on a daily record basis of $0.0019178 per share. On December 29, 2003, the board of directors declared the same such dividends to be paid for the first quarter of 2004. The Company has a Dividend Reinvestment Program ("DRIP") whereby stockholders may elect to receive additional shares of common stock in lieu of a cash dividend.

The Company records all dividends when declared, except that the stock issued through the DRIP program is recorded when the shares are actually issued. The following are the dividends declared and the DRIP shares issued during the three months ended March 31, 2004:


   Month                            Dividends
   Declared      ----------------------------------------------       DRIP
   in 2004           Total             Cash           DRIP           Shares
--------------   --------------   --------------  -------------   ------------

January           $     70,104     $     41,492    $    28,612          2,861
February                82,708           50,362         32,346          3,235
March                  113,047           68,860         44,187              -
                 --------------   --------------  -------------   ------------
                  $    265,859     $    160,714    $   105,145          6,096
                 ==============   ==============  =============   ============


        In January 2004, the Company issued 2,240 shares of common stock valued at $22,403 to participants in the DRIP program in lieu of cash dividends declared for December 2003. In April 2004, the Company issued 4,419 shares of common stock valued at $44,187 to participants in the DRIP program in lieu of cash dividends declared for March 2004.

8.      RELATED PARTY ARRANGEMENTS

        Certain affiliates of the Company receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of the assets of the Company.

        Behringer Securities LP ("Behringer Securities"), the Company's affiliated dealer manager for the Offering, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Company's dividend reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the three months ended March 31, 2004, Behringer Securities' commissions and dealer manager fees totaled $613,707 and $276,577, respectively and were capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet.

        Behringer Advisors, the affiliated advisor for the Company, or its affiliates, receives up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of March 31, 2004, $3,072,149 of organization and offering expenses had been incurred by Behringer Advisors on behalf of the Company, of which $489,850 had been reimbursed by the Company and the balance of $2,582,299 will be reimbursed at a rate of 2.5% of future equity raised. Of the $489,850 of organization and offering expenses reimbursed by the Company through March 31, 2004, $447,511 has been capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet and $42,339 has been expensed as organizational costs. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to the Company and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, affiliates of the Company, based on anticipated respective equity offering sizes of those entities. Behringer Advisors or its affiliates also receives acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets acquired by the Company or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the three months ended March 31, 2004, Behringer Advisors did not receive any acquisition and advisory fees as the Company did not acquire any investments.

        The Company pays HPT Management LP ("HPT Management"), its affiliated property manager, fees for the management and leasing of the Company's properties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. The Company paid fees of $10,514 to HPT Management in the three months ended March 31, 2004 for the services they provided in connection with the Minnesota Center.

        The Company pays Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year. In the three months ended March 31, 2004, the Company paid $3,617 to Behringer Advisors for advisor asset management fees.

        Behringer Advisors or its affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by the Company's independent directors, in connection with the sale of one or more properties. In such event, the Company will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return of their net capital contributions and a 9.0% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15.0% of remaining net sales proceeds. Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.

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

9.      SUBSEQUENT EVENTS

        On April 12, 2004, the Company acquired an undivided 36.31276% tenant in common interest in Enclave on the Lake, a 6-story office building containing approximately 171,090 rentable square feet, located on approximately 6.75 acres of land in Houston, Texas (the "Enclave Property"). The purchase price for the Company's 36.31276% undivided tenant in common interest in the Enclave Property was $10,403,606, plus its proportionate share of the closing costs. The Company used borrowings of $7,262,552 under a loan agreement (the "Loan Agreement") with State Farm Life Insurance Company (the "Lender") to pay a portion of such purchase price and paid the remaining purchase price from proceeds of the Company's offering of its common stock to the public. The Company's tenant in common interest is held by Behringer Harvard Enclave H LP, which is wholly owned by the Company's operating partnership, Behringer OP I.

        The remaining tenant in common interests in the Enclave Property were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Harvard Holdings, LLC. Each tenant in common investor, including the Company, is a party to the Loan Agreement. The total borrowings (the "Loan") of all tenant in common interest holders under the Loan Agreement was $20,000,000. The interest rate under the Loan is fixed at 5.45% per annum. The Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Loan Agreement subject to a prepayment fee. No prepayment fee shall be payable after 81 months from the date of the Loan Agreement. The Loan has a seven year term.

10.     COMMITMENTS AND CONTINGENCIES

        On January 28, 2004, the Company and Behringer Harvard Holdings, LLC entered into an agreement whereby the Company would provide loan guarantees to Behringer Harvard Holdings, LLC, so that Behringer Harvard Holdings, LLC may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Harvard Holdings, LLC must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. Behringer Harvard Holdings, LLC has granted the Company a security interest in each purchase agreement entered into with respect to a project for which a guaranty is made by the Company. If Behringer Harvard Holdings, LLC fails to acquire such project, they shall transfer all of their rights under the purchase agreement to the Company and cooperate with the Company to obtain an extension of the purchase agreement with the seller. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Harvard Holdings, LLC. As of March 31, 2004, the Company had guarantees of $105,000 outstanding on borrowings by Behringer Harvard Holdings, LLC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The Company's most sensitive estimates involve evaluating its real estate related investments for impairment.

        INVESTMENT IMPAIRMENTS

        For real estate directly owned by the Company, management monitors events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate owned by the Company through an investment in a joint venture, tenant in common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of its investment to the carrying value. An impairment charge is recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as wells as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Company amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

RESULTS OF OPERATIONS

        The Company commenced active operations when it received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Offering on October 1, 2003 and made its first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant in common interest in Minnesota Center. As a result, the Company's results of operations for three months ended March 31, 2004 are not comparable to results for the three months ended March 31, 2003.

        Interest expense for the three months ended March 31, 2004 was $70,908 and was comprised of interest expense and amortization of deferred financing relating to the Company's mortgage associated with its tenant in common interest investment in Minnesota Center. During the three months ended March 31, 2003, the Company did not own any real estate investments and there was no outstanding debt.

        Property and asset management fees for the three months ended March 31, 2004 were $14,131 and were comprised of property management and asset management fees associated with the Company's Minnesota Center tenant in common interest. During the three months ended March 31, 2003, the Company did not own any real estate investments.

        General and administrative expense for the three months ended March 31, 2004 was $122,521 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, and other administrative expenses. During the three months ended March 31, 2003, these expenses totaled $1,596 due to the lack of corporate activity.

        Interest income for the three months ended March 31, 2004 was $25,105 and was comprised of interest income associated with funds on deposit with banks. As the Company admits new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.

        Equity in earnings of investment in tenant in common interest for the three months ended March 31, 2004 was $34,073 and was comprised of the Company's share of net income from its investment in Minnesota Center. During the three months ended March 31, 2003, the Company did not own any real estate investments.

CASH FLOW ANALYSIS

        The Company commenced active operations when it received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Offering on October 1, 2003 and made its first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant in common interest in Minnesota Center. As a result, the Company's cash flows for three months ended March 31, 2004 are not comparable to the cash flows for the three months ended March 31, 2003.

        Cash flows from operating activities for the three months ended March 31, 2004 were $(243,484) and wereprimarily comprised of the net loss of $(148,382) and changes in working capital accounts of $(64,304). During the three months ended March 31, 2003 cash flows from operating activities was $486, primarily due to the lack of investments and corporate activity.

        Cash flows from investing activities for the three months ended March 31, 2004 were $(1,268,908) and were comprised of distributions from the Company's investment in Minnesota Center of $146,092 and deposits of $(1,415,000) for the purchase of a tenant in common interest in an office building located in Houston, Texas which closed on April 12, 2004. During the three months ended March 31, 2003, there were no cash flows from investing activities.

        Cash flows from financing activities for the three months ended March 31, 2004 were $7,547,653 and were comprised primarily of funds received from the issuance of stock less a $2,500,000 increase in restricted cash associated with the loan guarantees for Behringer Harvard Holdings, as discussed in liquidity and capital resources. During the three months ended March 31, 2003, there were no cash flows from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and dividends, and for the payment of interest on the Company's outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering and other offerings of the Company's securities. However, there may be a delay between the sale of the Company's shares and its purchase of properties or mortgage loan investments, which could result in a delay in the benefits to its stockholders, if any, of returns generated from the Company's operations. The Company expects that at least 84.2% of the money that stockholders invest in the Offering will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 0.8% of the gross proceeds of the Offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The Company's advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on the Company's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Company may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Company's ability to make distributions.

        The amount of dividends to be distributed to the Company's stockholders will be determined by its board of directors and is dependent on a number of factors, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company's status as a REIT under the Internal Revenue Code.

        The Company partially financed its acquisition of its tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 under a loan agreement (the "Minnesota Center Loan Agreement") with Greenwich Capital Financial Products, Inc. The Company, as well as the investors who purchased the remaining tenant in common interests in Minnesota Center are each individually a party to the Minnesota Center Loan Agreement. The total borrowings (the "Minnesota Center Loan") of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the loan or (ii) two years after securitization (the "Lockout Period"). The Minnesota Center Loan may only be prepaid after the Lockout Period. As of March 31, 2004, the Company's outstanding principal balance under the Minnesota Center Loan Agreement was $4,320,700.

        As of March 31, 2004, Behringer OP I made deposits in the amount of $1,415,000 for the purchase of a tenant in common interest in an office building located in Houston, Texas that closed on April 12, 2004. During April 2004 Behringer OP I made a deposit of $1,000,000 for the future purchase of a tenant in common interest in an office building in St. Louis, Missouri, which is expected to close in the second quarter of 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

        On January 28, 2004, the Company and Behringer Harvard Holdings, LLC entered into an agreement whereby the Company would provide loan guarantees to Behringer Harvard Holdings, LLC, so that Behringer Harvard Holdings, LLC may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Harvard Holdings, LLC must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Harvard Holdings, LLC. As of March 31, 2004 had outstanding guarantees for $105,000 of loans to Behringer Harvard Holdings, LLC.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company has no investments that would be materially affected by a 10% increase or decrease in interest rates. The Company's only borrowing is a mortgage payable at a fixed rate of interest of 6.181%, maturing on November 1, 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

ITEM 4.           CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the

Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

        As of March 31, 2004, the Company had sold the following securities pursuant to the Offering for the following aggregate offering prices:

           o 1,983,260 shares on a best efforts basis for $19,593,984; and

           o 10,815 shares pursuant to the Company's dividend reinvestment plan for $108,151.

        The total of shares and gross offering proceeds pursuant to the Offering as of March 31, 2004 is 1,994,075 shares for $19,702,135. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Harvard Holdings, LLC preceding the commencement of the Offering.

        Through March 31, 2004, the Company incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                    TYPE OF EXPENSE                      AMOUNT
        ----------------------------------------   -------------------

        Other expenses to affiliates                $       2,143,487
        Other expenses to non-affiliates                       14,386
                                                   -------------------

        Total expenses                              $       2,157,873
                                                   ===================

        The net offering proceeds to the Company, after deducting the total expenses paid and accrued described above, are $17,544,262.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Company, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through March 31, 2004, the Company had used $2,101,186 of such net offering proceeds to purchase its tenant in common interest in Minnesota Center, net of the mortgage payable. Of the amount used for the purchase of the Minnesota Center investment, $220,194 was paid to Behringer Advisors, an affiliate of the Company, as acquisition and advisory fees and acquisition expense reimbursement.

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

          a)      Exhibits

                  Exhibit 31.1 - Certification of Principal Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Principal Financial Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certificate of Chief Executive and Financial
                                 Officers

          b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     BEHRINGER HARVARD REIT I, INC.







Dated:  May 17, 2004                 By: /s/ Gary S. Bresky
                                         -------------------------------------
                                         Gary S. Bresky
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