Form 10-Q
period 2004-06-30
BEHRINGER HARVARD REIT I  INC
filed 2004-08-16
CIK 1176373

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 2, 2004, Behringer Harvard REIT I, Inc. had 5,809,538 shares of common stock, $.0001 par value, outstanding.

================================================================================

                                        BEHRINGER HARVARD REIT I, INC.
                                                   FORM 10-Q
                                          QUARTER ENDED JUNE 30, 2004


                                                     PART I
                                              FINANCIAL INFORMATION

                                                                                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003..............................3

         Consolidated Statements of Operations for the three and six months ended June 30, 2004 and
            June 30, 2003...................................................................................4

         Consolidated Statements of Cash Flows for the six months ended June 30,  2004 and June 30,
            2003............................................................................................5

         Notes to Consolidated Financial Statements.........................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................22

ITEM 4.  CONTROLS AND PROCEDURES...........................................................................22


                                                      PART II
                                                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................................................23

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES..................23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................23

ITEM 5.  OTHER INFORMATION.................................................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................25

SIGNATURE..................................................................................................26

                                                          2


                                                   PART I
                                           FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                       BEHRINGER HARVARD REIT I, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                          JUNE 30,        DECEMBER 31,
                                                                            2004             2003
                                                                      ---------------   ---------------
ASSETS
      Cash and cash equivalents                                        $   18,601,751    $    5,146,856
      Restricted cash                                                       6,544,297            10,492
      Prepaid expenses and other assets                                     4,342,325            77,837
      Investments in tenant in common interests                            28,698,349         6,359,823
      Deferred financing fees, net of accumulated amortization of
         $9,281 and $2,730, respectively                                      265,130            89,533
                                                                      ---------------   ---------------
TOTAL ASSETS                                                           $   58,451,852    $   11,684,541
                                                                      ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Mortgages payable                                                $   18,709,249    $    4,332,656
      Accounts payable                                                         15,147            18,068
      Payables to affiliates                                                  411,469            76,608
      Dividends payable                                                       224,939            41,994
      Accrued liabilities                                                      74,636           133,867
      Subscriptions for common stock                                        4,044,184             9,977
                                                                      ---------------   ---------------
TOTAL LIABILITIES                                                          23,479,624         4,613,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value per share;
        50,000,000 shares authorized, none outstanding                             -                  -
     Common stock, $.0001 par value per share;
        350,000,000 shares authorized, 4,139,481 and
        843,878 shares issued and outstanding at June 30,
        2004 and December 31, 2003, respectively                                 414                 84
     Additional paid-in capital                                           36,549,564          7,454,733
     Cumulative distributions and net loss                                (1,577,750)          (383,446)
                                                                      ---------------   ---------------
TOTAL STOCKHOLDERS' EQUITY                                                 34,972,228         7,071,371
                                                                      ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   58,451,852    $   11,684,541
                                                                      ===============   ===============

                             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      3


                                              BEHRINGER HARVARD REIT I, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                    THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                       ENDED              ENDED            ENDED             ENDED
                                                   JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                                  ---------------   ---------------   ---------------   ---------------
Total revenues                                     $           -     $           -     $           -     $           -

Expenses

   Interest                                              157,541                 -           228,449                 -
   Property and asset management fees                     26,413                 -            40,544                 -
   General and administrative                            226,102             1,815           348,623             3,411
                                                  ---------------   ---------------   ---------------   ---------------
Total expenses                                           410,056             1,815           617,616             3,411
                                                  ---------------   ---------------   ---------------   ---------------

Interest income                                           50,657                 2            75,762             1,529
                                                  ---------------   ---------------   ---------------   ---------------

Net loss before equity in earnings of
   investments in tenant in common interests            (359,399)           (1,813)         (541,854)           (1,882)

Equity in earnings of investments
   in tenant in common interests                         133,346                 -           167,419                 -

                                                  ---------------   ---------------   ---------------   ---------------
Net loss                                           $    (226,053)    $      (1,813)    $    (374,435)    $      (1,882)
                                                  ===============   ===============   ===============   ===============

Basic and diluted weighted
   average shares outstanding                          3,151,134            20,000         2,330,827            20,000

Basic and diluted loss per share                   $       (0.07)    $       (0.09)    $       (0.16)    $       (0.09)


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                             4


                                       BEHRINGER HARVARD REIT I, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                      SIX MONTHS            SIX MONTHS
                                                                         ENDED                 ENDED
                                                                     JUNE 30, 2004         JUNE 30, 2003
                                                                  -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $        (374,435)    $          (1,882)
Adjustments to reconcile net loss to net cash
   flows used in operating activities
Amortization of deferred financing fees                                        6,551                     -
Equity in earnings of investments in tenant in
   common interests                                                         (167,419)                    -
Change in prepaid expenses and other assets                               (1,284,488)               (7,295)
Change in accounts payable                                                    (2,921)                    -
Change in accrued liabilities                                                (59,231)                    -
                                                                  -------------------   -------------------
CASH USED IN OPERATING ACTIVITIES                                         (1,881,943)               (9,177)
                                                                  -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of interests in properties                                     (22,618,381)                    -
Escrow deposits on properties to be acquired                              (2,980,000)                    -
Distributions from investments                                               447,273                     -
                                                                  -------------------   -------------------
CASH USED IN INVESTING ACTIVITIES                                        (25,151,108)                    -
                                                                  -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Financing costs                                                             (182,147)                    -
Proceeds from mortgage notes                                              14,404,402                     -
Payments on mortgage notes                                                   (27,810)                    -
Issuance of common stock                                                  32,456,024                     -
Offering costs                                                            (3,618,807)                    -
Dividends                                                                   (378,979)                    -
Change in subscriptions for common stock                                   4,034,207               366,603
Change in restricted cash                                                 (6,533,805)             (366,603)
Change in payables to affiliates                                             334,861                     -
                                                                  -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                      40,487,946                     -
                                                                  -------------------   -------------------

Net change in cash and cash equivalents                                   13,454,895                (9,177)
Cash and cash equivalents at beginning of period                           5,146,856               196,290
                                                                  -------------------   -------------------
Cash and cash equivalents at end of period                         $      18,601,751     $         187,113
                                                                  ===================   ===================

SUPPLEMENTAL DISCLOSURE:

Interest paid                                                      $         221,898     $               -

NON-CASH FINANCING ACTIVITIES:

Common stock issued in dividend reinvestment plan                  $         257,944     $               -
Dividends payable in common stock under dividend
   reinvestment plan                                               $          96,013     $               -


                               See Notes to Consolidated Financial Statements.

                                                      5

                         BEHRINGER HARVARD REIT I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

        As of June 30, 2004, the Company had accepted subscriptions for 4,139,481 shares of its common stock, including 20,000 shares owned by Behringer Harvard Holdings, LLC ("Behringer Holdings"). As of June 30, 2004, individual broker-dealers had the right to acquire up to 165,580 Offering Warrants for a nominal fee, however, none had been issued. These Offering Warrants allow the broker-dealer to purchase the common stock at $12.00 per share and are effective at the time the Offering Warrants are acquired. As of June 30, 2004, the Company had no shares of preferred stock issued and outstanding. On May 27, 2004, the independent members of the Board of Directors of the Company were granted options to purchase a total of 9,000 shares of the Company's common stock at an exercise price of $12 per share under the Company's Non-Employee Director Option Plan. These options vest monthly through May 27, 2005 and expire on May 27, 2009. As of June 30, 2004, all 9,000 stock options were outstanding.

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

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Company as of June 30, 2004 and June 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the periods ended June 30, 2004 and 2003.

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

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions, balances and profits have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

        The Company considers investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Restricted cash includes subscription proceeds which are held in escrow until investors are admitted as stockholders. The Company admits new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued and subscription proceeds are released to the Company from escrow. Restricted cash also includes $2,500,000 held in restricted money market accounts as security for the Company's guarantee of funds borrowed by Behringer Holdings.

     INVESTMENTS IN TENANT IN COMMON INTERESTS

        As of June 30, 2004, the "Investments in tenant in common interests" on the Company's balance sheet consists of the Company's 14.4676% interest in the Minnesota Center building in Bloomington, Minnesota acquired in October 2003, the Company's 36.31276% interest in the Enclave on the Lake building in Houston, Texas, and the Company's 35.709251% interest in St. Louis Place in St. Louis, Missouri. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R.

        The Company accounts for these investments using the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company's share of net income (loss), including eliminations for the Company's share of intercompany transactions and reduced when distributions are received. The equity method of accounting is utilized by the Company because the shared decision making involved in a tenant in common interest investment creates an opportunity for the Company to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by the Company for a return on its investment. Therefore, it is appropriate to include the results of operations of these investments in the earnings or losses of the Company.

     INVESTMENT IMPAIRMENTS

        For real estate directly owned by the Company, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

     DEFERRED OFFERING COSTS

        The Company's advisor funds all of the organization and offering costs on the Company's behalf and is reimbursed for such organization and offering costs up to 2.5% of the cumulative capital raised by the Company in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries. The Company is required to repay the Company's advisor, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the advisor. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time the Company becomes liable for the payment of these amounts.

     INCOME TAXES

        The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset of approximately $260,000. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

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

     STOCK BASED COMPENSATION

        The Company has two stock-based employee and director compensation plans. The Company accounts for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

     CONCENTRATION OF CREDIT RISK

        At June 30, 2004, the Company had cash and cash equivalents and restricted cash on deposit in six financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

     EARNINGS PER SHARE

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of June 30, 2004, the Company had issued the independent members of the Board of Directors options to purchase 9,000 shares of the Company's common stock at $12.00 per share. These options were anti-dilutive for the periods ended June 30, 2004. As of June 30, 2004, individual broker-dealers had the right to acquire up to 165,580 Offering Warrants for a nominal fee, however, none had been issued as of June 30, 2004.

5.      INVESTMENT IN TENANT IN COMMON INTEREST

        The following is a summary of the Company's tenant in common interest investments as of June 30, 2004:

                                               Tenant in           Carrying
                               Date              Common             Value of          Mortgage
Property Name                Acquired           Interest           Investment         Payable
-------------------------  --------------  -------------------  ----------------  ----------------

Minesota Center              10/15/03              14.467600%     $    6,119,063   $    4,312,871
Enclave on the Lake           4/12/04              36.312760%         10,505,343        7,254,528
St. Louis Place               6/30/04              35.709251%         12,073,943        7,141,850
                                                                ----------------  ----------------
   Total                                                          $   28,698,349   $   18,709,249
                                                                ================  ================

        The Company's undivided tenant in common interest investments in Minnesota Center, Enclave on the Lake and St. Louis Place as of June 30, 2004 consisted of its proportionate share of the following assets and liabilities:

                                              Minnesota       Enclave on         St. Louis
                                                Center         the Lake            Place
                                            --------------- ----------------- ----------------
      Land                                   $   3,500,000    $   1,907,758    $    1,498,056
      Buildings, net                            32,697,764       21,408,478        23,013,798
      Real estate intangibles, net               6,126,875        7,219,353         7,066,797
      Cash and cash equivalents                    109,751          613,516                 -
      Restricted cash                            2,520,583          513,516         2,505,160
      Accounts receivable and other assets         226,343          311,729         1,237,676
                     87                     --------------- ----------------- ----------------
      Total assets                           $  45,181,316    $  31,974,350    $   35,321,487
                                            =============== ================= ================

      Total liabilities                      $   1,304,872    $   1,162,969    $      431,204

      Equity                                    43,876,444       30,811,381        34,890,283
                                            --------------- ----------------- ----------------
      Total liabilities and equity           $  45,181,316    $  31,974,350       $ 35,321,487
                                            =============== ================= ================

        The difference between the carrying value of the Company's investments in tenant in common interests of $28,698,349 and its underlying net equity in the three properties is a result of the fact that the Company's purchase price differed from the other tenant in common interest holders.

        In the six months ended June 30, 2004, the Company recorded $167,419 of equity in earnings and $447,273 of distributions from its undivided tenant in common interest investments. The Company's equity in earnings from these tenant in common investments is its proportionate share of the following earnings of the three properties for the six months ended June 30, 2004:

                                              Minnesota       Enclave on         St. Louis
                                                Center         the Lake            Place
                                            --------------- ----------------- ----------------
      Revenue                                $   3,286,506    $     928,148    $            -

      Operating expenses:

      Operating expenses                           965,852          180,528                 -
      Property taxes                               587,664          129,792                 -
                                            --------------- ----------------- ----------------
      Total operating expenses                   1,553,516          310,320                 -

                                            --------------- ----------------- ----------------
      Operating income                           1,732,990          617,828                 -
                                            --------------- ----------------- ----------------

      Non-operating (income) expenses
      Depreciation and amortization              1,398,365          293,093                 -
      (Interest income)/bank fees, net              (1,188)          (2,518)                -
                                            --------------- ----------------- ----------------
      Total non-operating (income) expenses      1,397,177          290,575                 -

      Net income                             $     335,813   $      327,253    $            -
                                            =============== ================= ================


6.      MORTGAGES PAYABLE

        The Company partially financed its acquisition of its 14.4676% tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement"). The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). The Minnesota Center Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of June 30, 2004, the outstanding principal balance under the Minnesota Center Loan was $4,312,871. As of June 30, 2004, the Company was in compliance with all of its covenants under the Minnesota Center Loan Agreement.

        The Company used borrowings of $7,262,552 (the "Enclave Loan") under a loan agreement (the "Enclave Loan Agreement") with State Farm Life Insurance Company to pay a portion of the purchase price for its undivided 36.31276% tenant in common interest in Enclave on the Lake. The remaining tenant in common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant in common interest holders under the Enclave Loan Agreement was $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum. The Enclave Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan Agreement. The Enclave Loan has a seven year term. As of June 30, 2004, the outstanding principal balance under the Enclave Loan was $7,254,528. As of June 30, 2004, the Company was in compliance with all of its covenants under the Enclave Loan Agreement.

        The Company used borrowings of $7,141,850 (the "St. Louis Place Loan") under a loan agreement (the "St. Louis Place Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of its undivided 35.709251% tenant in common interest in St. Louis Place. The remaining tenant in common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant in common interest holders under the St. Louis Place Loan Agreement was $20,000,000 (the "St. Louis Place Loan"). The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum. The St. Louis Place Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement prohibits prepayment until the earlier of (i) 42 months or (ii) 2 years after securitization after which and prior to month 81 it may be defeased. The St. Louis Place Loan Agreement has a seven year term. As of June 30, 2004, the outstanding principal balance under the St. Louis Place Loan was $7,141,850. As of June 30, 2004, the Company was in compliance will all of its covenants under the St. Louis Place Loan Agreement.

7.      STOCKHOLDERS' EQUITY

     CAPITALIZATION

        As of June 30, 2004, the Company had accepted subscriptions for 4,139,481 shares of its common stock, including 20,000 shares owned by Behringer Holdings. As of June 30, 2004, individual broker-dealers had the right to acquire up to 165,580 Offering Warrants for a nominal fee, however, none had been issued. As of June

30, 2004, the Company had no shares of preferred stock issued and outstanding. As of June 30, 2004, the Company had issued the independent members of the Board of Directors options to purchase 9,000 shares of the Company's common stock at $12.00 per share.

     DIVIDENDS

        The Company initiated the payment of monthly dividends in November 2003 in the amount of a 7.0% annualized rate of return, based on an investment in the Company's common stock of $10 per share and calculated on a daily record basis of $0.0019178 per share. The Company has a dividend reinvestment plan ("DRIP") whereby stockholders may elect to receive additional shares of common stock in lieu of a cash dividend. The Company records all dividends when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. The following are the dividends declared and the DRIP shares issued during the six months ended June 30, 2004:


                                           Distributions
    Declared         -----------------------------------------------------        DRIP
    in 2004               Total              Cash              DRIP              Units
-----------------    ---------------    ---------------    ---------------   ---------------
1st Quarter           $     265,859      $     160,830      $     105,029             6,096
2nd Quarter                 554,010            327,485            226,525            17,458
                     ---------------    ---------------    ---------------   ---------------
                      $     819,869      $     488,315      $     331,554            23,554
                     ===============    ===============    ===============   ===============

        In January 2004, the Company issued 2,240 shares of common stock valued at $22,403 to participants in the DRIP in lieu of cash dividends declared for December 2003. In July 2004, the Company issued 9,601 shares of common stock valued at $96,013 to participants in the DRIP program in lieu of cash dividends declared for June 2004.

8.      RELATED PARTY ARRANGEMENTS

        Certain affiliates of the Company receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of the assets of the Company.

        Behringer Securities LP ("Behringer Securities"), the Company's affiliated dealer manager for the Offering, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Company's dividend reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the six months ended June 30, 2004, Behringer Securities' commissions and dealer manager fees totaled $2,073,578 and $804,767, respectively and were capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet.

        Behringer Advisors, the affiliated advisor for the Company, or its affiliates, receives up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of June 30, 2004, $3,473,970 of organization and offering expenses had been incurred by Behringer Advisors on behalf of the Company, of which $1,016,295 had been reimbursed by the Company and the balance of $2,457,675 will be reimbursed at a rate of 2.5% of future equity raised. Of the $1,016,295 of organization and offering expenses reimbursed by the Company through June 30, 2004, $928,208 has been capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet and $88,087 has been expensed as organizational costs. For the six months ended June 30, 2004, $811,407 of organization and offering expenses were reimbursed by the Company, of which $740,896 was capitalized as offering costs in "Additional paid-in capital" and $70,511 was expensed as organizational costs. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to the Company and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, affiliates of the Company, based on anticipated respective equity offering sizes of those entities. Behringer Advisors or its affiliates also receives acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets acquired by the Company or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the six months ended June 30, 2004, Behringer Advisors earned $775,595 in acquisition and advisory fees for the investments acquired by the Company. The Company capitalizes these fees as part of its investments in tenant in common interests.

        The Company pays HPT Management LP ("HPT Management"), its affiliated property manager, fees for the management and leasing of the Company's properties, which may be subcontracted to unaffiliated third parties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. The Company incurred fees of $30,133 in the six months ended June 30, 2004 for the services provided by HPT Management in connection with the tenant in common investments.

        The Company pays Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year. In the six months ended June 30, 2004, the Company incurred $10,411 of advisor asset management fees.

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

9.      SUBSEQUENT EVENTS

        On August 10, 2004, the Company acquired an undivided 79.4752% tenant in common interest in Colorado Building, an 11-story office building containing approximately 121,701 rentable square feet, located on approximately 0.31 acres of land in Washington, D.C. (the "Colorado Property"). The Company's purchase price for its 79.4752% interest in the Colorado Property was approximately $35,000,000, excluding closing costs. The Company used borrowings of $22,253,046 ("the Colorado Property Loan") under a loan agreement (the "Colorado Property Loan Agreement") with Greenwich Capital Financial Products, Inc. (the "Colorado Property Lender") to pay a portion of such purchase price and paid the remaining portion of its purchase price from proceeds of the Company's offering of its common stock to the public. The Company's tenant in common interest is held by Behringer Harvard Colorado H LLC, which is wholly owned by the Company's operating partnership, Behringer OP I.

        The remaining tenant in common interests in the Colorado Property were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a party to the Colorado Property Loan Agreement. The total borrowings of all tenant in common interest holders under the Colorado Property Loan Agreement is $28,000,000. The interest rate under the Colorado Property Loan Agreement is fixed at 6.075% per annum.Certain obligations of the Colorado Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten year term.

        On July 23, 2004, the Company entered into a contract to purchase Travis Tower, a 21-story office building containing approximately 507,470 rentable square feet and a 10-story parking garage located on approximately 3.29 acres of land in Houston, Texas (the "Travis Property"). The contract price for the Travis Property is $52,000,000, plus closing costs. At closing, the Company intends to assign a portion of its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. Purchase of the property will be funded by a first mortgage loan of approximately $37,750,000 and equity. The Company anticipates its final equity investment to be approximately $10,000,000, which will come from proceeds from the Company's offering of its common stock to the public. Deposits totaling $3,000,000 are required under the purchase agreement. As of the date of this filing, a $2,000,000 deposit has been made by the Company and the remaining $1,000,000 deposit is expected to be funded on or about August 17, 2004. Acquisition of the Travis Property is expected to be completed on or about September 9, 2004.

        The Company issued 1,670,057 shares of its common stock between July 1, 2004 and August 2, 2004, resulting in gross proceeds of $16,695,086 to the Company. Common stock outstanding as of August 2, 2004 totaled 5,809,538 shares.

10.     COMMITMENTS AND CONTINGENCIES

        On January 28, 2004, the Company and Behringer Holdings entered into an agreement whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. Behringer Holdings has granted the Company a security interest in each purchase agreement entered into with respect to a project for which a guaranty is made by the Company. If Behringer Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to the Company and cooperate with the Company to obtain an extension of the purchase agreement with the seller. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings. As of June 30, 2004, the Company had no guarantees outstanding on borrowings by Behringer Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for the Company's guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant in common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. The Company or its affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which a guaranty is made by the Company. The Company's purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The Company's most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating its real estate related investments for impairment.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

As a result, the Company's results of operations for three and six month periods ended June 30, 2004 are not comparable to results for the three and six month periods ended June 30, 2003.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

        Interest expense for the three months ended June 30, 2004 was $157,541 and was comprised of interest expense and amortization of deferred financing fees related to the Company's mortgages associated with its tenant in common interest investments. During the three months ended June 30, 2003, the Company did not own any real estate investments and there was no outstanding debt. Management believes there will be significant increases in interest expense in the future as the Company continues to invest in additional real estate properties.

        Property and asset management fees for the three months ended June 30, 2004 was $26,413 and was comprised of property management and asset management fees associated with the Company's tenant in common interest investments. During the three months ended June 30, 2003, the Company did not own any real estate investments. Management believes there will be significant increases in property and asset management fees in the future as the Company continues to invest in additional real estate properties.

        General and administrative expense for the three months ended June 30, 2004 was $226,102 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the three months ended June 30, 2003, these fees totaled $1,815 due to the lack of corporate activity.

        Interest income for the three months ended June 30, 2004 was $50,657 and was comprised of interest income associated with funds on deposits with banks. As the Company admits new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the three months ended June 30, 2003, the Company had lower cash balances on deposit with banks.

        Equity in earnings of investments in tenant in common interests for the three months ended June 30, 2004 was $133,346 and was comprised of the Company's share of equity in the earnings of Minnesota Center and Enclave on the Lake, which were acquired October 15, 2003 and April 12, 2004, respectively. During the three months ended June 30, 2003, the Company did not own any real estate investments.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

        Interest expense for the six months ended June 30, 2004 was $228,449 and was comprised of interest expense and amortization of deferred financing fees related to the Company's mortgages associated with its tenant in common interest investments. During the six months ended June 30, 2003, the Company did not own any real estate investments and there was no outstanding debt. Management believes there will be significant increases in interest expense in the future as the Company continues to invest in additional real estate properties.

        Property and asset management fees for the six months ended June 30, 2004 was $40,544 and was comprised of property management and asset management fees associated with the Company's tenant in common interest investments. During the six months ended June 30, 2003, the Company did not own any real estate investments. Management believes there will be significant increases in property and asset management fees in the future as the Company continues to invest in additional real estate properties.

        General and administrative expense for the six months ended June 30, 2004 was $348,623 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the six months ended June 30, 2003, these fees totaled $3,411 due to the lack of corporate activity.

        Interest income for the six months ended June 30, 2004 was $75,762 and was comprised of interest income associated with funds on deposits with banks. As the Company admits new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the six months ended June 30, 2003, the Company earned interest income of $1,529, a significantly lower amount than in 2004 due to the lower cash balances on deposit with banks in 2003.

        Equity in earnings of investments in tenant in common interests for the six months ended June 30, 2004 was $167,419 and was comprised of the Company's share of equity in the earnings of Minnesota Center and Enclave on the Lake, which were acquired October 15, 2003 and April 12, 2004, respectively. During the six months ended June 30, 2003, the Company did not own any real estate investments.

CASH FLOW ANALYSIS

        The Company commenced active operations when it received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Offering on October 1, 2003 and made its first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant in common interest in Minnesota Center. As a result, the Company's cash flows for six months ended June 30, 2004 are not comparable to the cash flows for the six months ended June 30, 2003.

        Cash flows from operating activities for the six months ended June 30, 2004 were $(1,881,943) and were primarily comprised of the net loss of $(374,435) and changes in working capital accounts of $(1,346,640) including an over-funding of the Company's undivided tenant in common interest investment in St. Louis Place of $1,135,603. During July 2004, this over-funding was refunded to the Company. During the six months ended June 30, 2003 cash flows from operating activities was $(9,177), primarily due to the lack of investments and corporate activity.

        Cash flows from investing activities for the six months ended June 30, 2004 were $(25,151,108) and were comprised of purchases of interests in the Enclave on the Lake and St. Louis Place properties of $(22,618,381), distributions from the Company's investment in tenant in common interests of $447,273 and deposits of $(2,980,000) for the purchase of a tenant in common interest in an office building located in Washington, DC which closed on August 10, 2004. During the six months ended June 30, 2003, there were no cash flows from investing activities.

        Cash flows from financing activities for the six months ended June 30, 2004 were $40,487,946 and were comprised primarily of funds received from the issuance of stock and proceeds from mortgage notes less a $2,500,000 increase in restricted cash associated with the loan guarantees for Behringer Holdings, as discussed in liquidity and capital resources. During the six months ended June 30, 2003, there were no cash flows from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and dividends, and for the payment of interest on the Company's outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering and other offerings of the Company's securities. However, there may be a delay between the sale of the Company's shares and its purchase of properties or mortgage loan investments, which could result in a delay in the benefits to its stockholders, if any, of returns generated from the Company's operations. The Company expects that at least 84.2% of the money that stockholders invest in the Offering will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 0.8% of the gross proceeds of the Offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The Company's advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on the

Company's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Company may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Company's ability to make distributions.

        The amount of dividends to be distributed to the Company's stockholders will be determined by its board of directors and is dependent on a number of factors, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company's status as a REIT under the Internal Revenue Code.

        The Company partially financed its acquisition of its 14.4676% tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement"). The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). The Minnesota Center Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of June 30, 2004, the outstanding principal balance under the Minnesota Center Loan was $4,312,871. As of June 30, 2004, the Company was in compliance with all of its covenants under the Minnesota Center Loan Agreement.

        The Company used borrowings of $7,262,552 (the "Enclave Loan") under a loan agreement (the "Enclave Loan Agreement") with State Farm Life Insurance Company to pay a portion of the purchase price for its undivided 36.31276% tenant in common interest in Enclave on the Lake. The remaining tenant in common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant in common interest holders under the Enclave Loan Agreement was $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum. The Enclave Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan Agreement. The Enclave Loan has a seven year term. As of June 30, 2004, the outstanding principal balance under the Enclave Loan was $7,254,528. As of June 30, 2004, the Company was in compliance with all of its covenants under the Enclave Loan Agreement.

        The Company used borrowings of $7,141,850 (the "St. Louis Place Loan") under a loan agreement (the "St. Louis Place Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of its undivided 35.709251% tenant in common interest in St. Louis Place. The remaining tenant in common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant in common interest holders under the St. Louis Place Loan Agreement was $20,000,000 (the "St. Louis Place Loan"). The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum. The St. Louis Place Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement prohibits prepayment until the earlier of (i) 42 months or (ii) 2 years after securitization after which and prior to month 81 it may be defeased. The St. Louis Place Loan Agreement has a seven year term. As of June 30, 2004, the outstanding principal balance under the St. Louis Place Loan was $7,141,850. As of June 30, 2004, the Company was in compliance will all of its covenants under the St. Louis Place Loan Agreement.

        As of June 30, 2004, Behringer OP I had $2,980,000 on deposit for the purchase of a tenant in common interest in the Colorado Property in Washington, D.C. The Company deposited an additional $2,280,000 for the purchase of a tenant in common interest in the Colorado Property in July 2004 and subsequently closed on this property on August 10, 2004. The purchase price for the Company's 79.4752% tenant in common interest in the Colorado Property was approximately $35,000,000, excluding closing costs.

        During July 2004, Behringer OP I made a deposit of $2,000,000 for the future purchase of a tenant in common interest in an office building in Houston, Texas, the Travis Property, which is expected to close in the third quarter of 2004. An additional $1,000,000 deposit is required on this property in August 2004. The contract price for the Travis Property is $52,000,000, plus closing costs. At closing, the Company intends to assign a portion of its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. Purchase of the property will be funded by a first mortgage loan of approximately $37,750,000 and equity. The Company anticipates its final equity investment to be approximately $10,000,000, which will come from proceeds from the Company's offering of its common stock to the public. Acquisition of the Travis Property is expected to be completed on or about September 9, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS

        On January 28, 2004, the Company and Behringer Holdings entered into an agreement (the "Accommodation Agreement") whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings. As of June 30, 2004, the Company had no loan guarantees outstanding on borrowings by Behringer Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for the Company's guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant in common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. The Company or its affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which a guaranty is made by the Company. The Company's purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs.

        The Company has no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Company's contractual obligations as of June 30, 2004:

                                                               Payments due by period
                                               ---------------------------------------------------
                                                 Less than       1-3         3-5       More than
                                      Total        1 year       years       years       5 years
                                ------------------------------------------------------------------
        Mortgage note payable
         Minnesota Center          $ 4,312,871    $  49,461   $ 108,698   $ 122,408   $ 4,032,304
         Enclave on the Lake         7,254,528       99,183     215,302     240,038     6,700,005
         St. Louis Place             7,141,850       72,829     175,092     196,750     6,697,179
                                ------------------------------------------------------------------
                                   $18,709,249    $ 221,473   $ 499,092   $ 559,196   $17,429,488
                                ==================================================================

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

ITEM 4.    CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        As of June 30, 2004, the Company had sold the following securities pursuant to the Offering for the following aggregate offering prices:

        o       4,091,208 shares on a best efforts basis for $40,651,537; and

        o 28,273 shares pursuant to the Company's dividend reinvestment plan for $282,734.

        The total of shares and gross offering proceeds pursuant to the Offering as of June 30, 2004 is 4,119,481 shares for $40,934,271. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Holdings preceding the commencement of the Offering.

        Through June 30, 2004, the Company incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:


                    TYPE OF EXPENSE                       AMOUNT
        ----------------------------------------   --------------------

        Other expenses to affiliates               $         4,657,993
        Other expenses to non-affiliates                        14,386
                                                   --------------------

        Total expenses                             $         4,672,379
                                                   ====================


        The net offering proceeds to the Company, after deducting the total expenses paid and accrued described above, are $36,261,892.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Company, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through June 30, 2004, the Company had used $10,697,313 of such net offering proceeds to purchase its tenant in common interest investments, net of the mortgages payable. Of the amount used for the purchase of these investments, $995,789 was paid to Behringer Advisors, an affiliate of the Company, as acquisition and advisory fees and acquisition expense reimbursement.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of the Company's stockholders (the "Annual Meeting") was held on May 27, 2004. There were present at the Annual Meeting, in person or by proxy, holders of 1,367,498 shares of the Company's common stock entitled to vote. All nominees standing for election as directors were elected. The following directors were elected to hold office for a term expiring at the 2005 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

                                                              Withheld
          Nominee                       For                  Authority
----------------------------    --------------------    ---------------------

Robert M. Behringer                       1,329,061                   38,437
Robert S. Aisner                          1,329,475                   38,023
Charles G. Dannis                         1,326,923                   40,575
Steven W. Partridge                       1,329,475                   38,023
G. Ronald Witten                          1,329,475                   38,023


        The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director. No other matters were submitted to a vote of security holders at the Annual Meeting.

ITEM 5.         OTHER INFORMATION.

        On August 10, 2004, the Company acquired an undivided 79.4752% tenant in common interest in the Colorado Property, an 11-story office building containing approximately 121,701 rentable square feet, located on approximately 0.31 acres of land in Washington, D.C. from Hippo Properties LLC, an unaffiliated third party. The Company's purchase price for its 79.475165% interest in the Colorado Property was approximately $35,000,000, excluding closing costs and initial tenant improvement and leasing escrows. The Company used borrowings of $22,253,046 under the Colorado Property Loan Agreement with Greenwich Capital Financial Products, Inc. to pay a portion of such purchase price and paid the remaining portion of its purchase price from proceeds of the Company's offering of its common stock to the public. The Company's tenant in common interest is held by Behringer Harvard Colorado H LP, which is wholly owned by the Company's operating partnership, Behringer OP I.

        The remaining tenant in common interests in the Colorado Property were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a party to the Colorado Property Loan Agreement. The total borrowings of all tenant in common interest holders under the Colorado Property Loan Agreement is $28,000,000. The interest rate under the Colorado Property Loan Agreement is fixed at 6.075% per annum. The Colorado Property Loan is guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement allows for prepayment of the entire outstanding principal with no prepayment fee from and after the third payment date prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten year term.

        Since it is impracticable to provide the required financial statements for the Colorado Property at the time of this filing, and no financial statements (audited or unaudited) are available at this time, the Company hereby confirms that the required financial statements will be filed on or before October 25, 2004, by the filing of a Form 8-K, which date is within the 60-day period allowed for such filing of the required financial statements.

        On July 23, 2004, the Company entered into a contract to purchase the Travis Property, a 21-story office building containing approximately 507,470 rentable square feet and a 10-story parking garage located on approximately 3.29 acres of land in Houston, Texas from AEW/McCord, L.P., an unaffiliated third party. The contract price for the Travis Property is $52,000,000, plus closing costs. At closing, the Company intends to assign a portion its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. Purchase of the property will be funded by a first mortgage loan of approximately $37,750,000 and equity. The Company anticipates its final equity investment to be approximately $10,000,000 which will come from proceeds from the Company's offering of its common stock to the public. Deposits totaling $3,000,000 are required under the purchase agreement. As of the date of this filing, a $2,000,000 deposit has been made by the Company and the remaining $1,000,000 deposit is expected to be funded on or about August 17, 2004. Acquisition of the Travis Property is expected to be completed on or about September 9, 2004.

        The Company's decision to acquire the Travis Property will generally depend upon:

        o no material adverse change occurring relating to the property, the tenants or in the local economic conditions;
        o the Company's receipt of sufficient net proceeds from the offering of its common stock to the public and financing proceeds to make this acquisition; and
        o the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information.

        Other properties may be identified in the future that the Company may acquire before or instead of the Travis Property. The Company cannot guarantee that it will complete this acquisition.

        In evaluating the Travis Property as a potential acquisition and determining the appropriate amount of consideration to be paid for the property, the Company has considered a variety of factors including overall valuation of net rental income, location, demographics, quality of tenants, length of leases, price per square foot, occupancy and the fact that overall rental rate at the Travis Property is comparable to market rates. The Company believes that this property is well located, has acceptable roadway access, is well maintained and has been professionally managed. The Travis Property will be subject to competition from similar office buildings within its market area, and its economic performance could be affected by changes in local economic conditions. The Company did not consider any other factors materially relevant to its decision to acquire this property.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

        a)      Exhibits

                The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

        b)      Reports on Form 8-K

                The Company filed the following Current Reports on Form 8-K during the second quarter of 2004:

                1. On April 27, 2004, the Company filed a Current Report on Form 8-K reporting the acquisition of the Enclave on the Lake tenant in common interest.

                2. On June 25, 2004, the Company filed Amendment No. 1 to the Current Report on Form 8-K reporting the acquisition of the Enclave on the Lake tenant in common interest. This amendment contained the required financial statements relating to the acquisition by the Company of its tenant in common interest in the Enclave on the Lake.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Behringer Harvard REIT I, Inc.









Dated:  August 16, 2004            By: /s/ Gary S. Bresky
                                      -----------------------------------------
                                           Gary S. Bresky
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS



EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

10.1 Purchase and Sale Agreement by and between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property

10.2 First Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property

10.3 Second Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property

10.4 Third Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property

10.5              Tenants in Common Agreement regarding the Colorado Property

10.6              Loan Agreement with Greenwich Capital Financial Products, Inc.
                  regarding the Colorado Property

10.7 Guaranty of Recourse Obligations by Behringer Harvard Holdings, LLC and Robert Behringer regarding the Colorado Property

10.8              Property and Asset Management Agreement regarding the Colorado
                  Property

10.9 Amended and Restated Accommodation Agreement between the Company and Behringer Harvard Holdings, LLC

31.1              Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certificate of Chief Executive and Financial Officers