Form 10-Q
period 2004-09-30
BEHRINGER HARVARD REIT I  INC
filed 2004-11-10
CIK 1176373

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


              15601 DALLAS PARKWAY, SUITE 600, ADDISON, TEXAS 75001
                    (Address of principal executive offices)
                                   (Zip Code)


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

As of November 1, 2004, Behringer Harvard REIT I, Inc. had 9,914,564 shares of common stock, $.0001 par value, outstanding.


================================================================================


                                         BEHRINGER HARVARD REIT I, INC.
                                                    FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2004


                                                     PART I
                                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS.

           Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.........................3

           Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and September 30, 2003...........................................................................4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and
             September 30, 2003...............................................................................5

           Notes to Consolidated Financial Statements.........................................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............18

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................26

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................26


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................26

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......................................26

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................27

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................27

ITEM 5.    OTHER INFORMATION.................................................................................27

ITEM 6.    EXHIBITS..........................................................................................28

SIGNATURE....................................................................................................29


                                                           PART I
                                                   FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.


                                               BEHRINGER HARVARD REIT I, INC.
                                                Consolidated Balance Sheets
                                                        (Unaudited)


                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                     2004                    2003
                                                                             ---------------------   ---------------------
ASSETS
        Cash and cash equivalents                                             $        16,083,281     $         5,146,856
        Restricted cash                                                                 6,125,434                  10,492
        Prepaid expenses and other assets                                              21,409,010                  77,837
        Investments in tenant in common interests                                      65,820,472               6,359,823
        Deferred financing fees, net of accumulated amortization of
           $25,841 and $2,730, respectively                                               698,042                  89,533
        Receivables from affiliates                                                        45,217                       -
                                                                             ---------------------   ---------------------
TOTAL ASSETS                                                                  $       110,181,456     $        11,684,541
                                                                             =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Mortgages payable                                                     $        38,528,417     $         4,332,656
        Accounts payable                                                                        -                  18,068
        Payables to affiliates                                                                  -                  76,608
        Dividends payable                                                                 425,346                  41,994
        Accrued liabilities                                                               510,030                 133,867
        Subscriptions for common stock                                                  3,633,004                   9,977
                                                                             ---------------------   ---------------------
TOTAL LIABILITIES                                                                      43,096,797               4,613,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value per share;
           50,000,000 shares authorized, none outstanding                                       -                       -
        Common stock, $.0001 par value per share;
           350,000,000 shares authorized, 7,953,912 and
           843,878 shares issued and outstanding at September 30,
           2004 and December 31, 2003, respectively                                           795                      84
        Additional paid-in capital                                                     70,199,986               7,454,733
        Cumulative distributions and net loss                                          (3,116,122)               (383,446)
                                                                             ---------------------   ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                             67,084,659               7,071,371
                                                                             ---------------------   ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       110,181,456     $        11,684,541
                                                                             =====================   =====================


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                   BEHRINGER HARVARD REIT I, INC.
                                                Consolidated Statements of Operations
                                                             (Unaudited)


                                              THREE MONTHS            THREE MONTHS           NINE MONTHS             NINE MONTHS
                                                  ENDED                   ENDED                 ENDED                   ENDED
                                           SEPTEMBER 30, 2004      SEPTEMBER 30, 2003     SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                          --------------------    --------------------   --------------------   --------------------
Total revenues                             $                -      $                -     $                -     $                -

Expenses
      Interest                                        490,808                       -                719,257                      -
      Property and asset management fees               60,264                       -                100,808                      -
      General and administrative                      335,931                  92,938                684,554                 96,349
                                          --------------------    --------------------   --------------------   --------------------
Total expenses                                        887,003                  92,938              1,504,619                 96,349
                                          --------------------    --------------------   --------------------   --------------------

Interest income                                        71,644                       1                147,406                  1,530
                                          --------------------    --------------------   --------------------   --------------------

Net loss before equity in earnings of
   investments in tenant in common interests         (815,359)                (92,937)            (1,357,213)               (94,819)

Equity in earnings of investments
   in tenant in common interests                      366,053                       -                533,472                      -

                                          --------------------    --------------------   --------------------   --------------------
Net loss                                   $         (449,306)     $          (92,937)    $         (823,741)    $          (94,819)
                                          ====================    ====================   ====================   ====================

Basic and diluted weighted
   average shares outstanding                       6,153,181                  20,000              3,606,894                 20,000

Basic and diluted loss per share           $            (0.07)     $            (4.65)    $            (0.23)    $            (4.74)


                                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                             BEHRINGER HARVARD REIT I, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                        NINE MONTHS                 NINE MONTHS
                                                                           ENDED                       ENDED
                                                                      SEPTEMBER 30, 2004         SEPTEMBER 30, 2003
                                                                 --------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $               (823,741)    $               (94,819)
Adjustments to reconcile net loss to net cash
   flows used in operating activities
Amortization of deferred financing fees                                             23,111                           -
Equity in earnings of investments in tenant in
   common interests                                                               (533,472)                          -
Change in prepaid expenses and other assets                                       (303,986)                     (5,220)
Change in accounts payable                                                         (18,068)                          -
Change in accrued liabilities                                                      376,163                      54,659
                                                                 --------------------------   -------------------------
CASH USED IN OPERATING ACTIVITIES                                               (1,279,993)                    (45,380)
                                                                 --------------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of interests in properties                                           (60,002,772)                          -
Escrow deposits on properties to be acquired                                   (21,027,187)                          -
Distributions from investments                                                   1,075,595                           -
                                                                 --------------------------   -------------------------
CASH USED IN INVESTING ACTIVITIES                                              (79,954,364)                          -
                                                                 --------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs                                                                   (631,620)                          -
Proceeds from mortgage notes                                                    34,273,193                           -
Payments on mortgage notes                                                         (77,432)                          -
Issuance of common stock                                                        70,219,751                           -
Offering costs                                                                  (8,112,874)                          -
Dividends                                                                         (886,496)                          -
Change in subscriptions for common stock                                         3,623,027                   2,696,081
Change in restricted cash                                                       (6,114,942)                 (2,696,081)
Change in payables to affiliates                                                  (121,825)                     35,347
                                                                 --------------------------   -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                            92,170,782                      35,347
                                                                 --------------------------   -------------------------

Net change in cash and cash equivalents                                         10,936,425                     (10,033)
Cash and cash equivalents at beginning of period                                 5,146,856                     196,290
                                                                 --------------------------   -------------------------
Cash and cash equivalents at end of period                        $             16,083,281     $               186,257
                                                                 ==========================   =========================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                                     $                696,146     $                     -

NON-CASH FINANCING ACTIVITIES:
Common stock issued in dividend reinvestment plan                 $                639,087     $                     -
Dividends payable in common stock under dividend
   reinvestment plan                                              $                183,594     $                     -


                                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         BEHRINGER HARVARD REIT I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      ORGANIZATION

        Behringer Harvard REIT I, Inc. (the "Company") is a Maryland corporation formed in June 2002, which intends to qualify as a real estate investment trust ("REIT"). The Company was organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease each such property to one or more tenants. The Company is currently offering its common stock pursuant to the public offering that commenced on February 19, 2003 (the "Current Offering") and is described below.

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

2.      PUBLIC OFFERING

        On February 19, 2003, the Company commenced the Current Offering of up to 80,000,000 shares of common stock offered at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933.

        The Registration Statement also covers up to 8,000,000 shares available pursuant to the Company's dividend reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers will have the right to purchase one share for every 25 shares they sell pursuant to the Current Offering ("Offering Warrants"). The Current Offering is a best efforts continuous offering that terminates no later than February 19, 2005 (except for the offering of shares under the Company's dividend reinvestment plan, which is anticipated to be extended).

        On October 25, 2004, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933 in respect of a second public offering of the Company's common stock. The Company anticipates that this second offering of common stock will commence upon termination of the Current Offering on or about February 19, 2005 and will extend until 2007.

        As of September 30, 2004, the Company had accepted subscriptions for 7,953,912 shares of its common stock, including 20,000 shares owned by Behringer Harvard Holdings, LLC ("Behringer Holdings"), under the Current Offering. As of September 30, 2004, individual broker-dealers had the right to acquire up to 317,356 Offering Warrants for a nominal fee, however, none had been issued. These Offering Warrants allow the broker-dealer to purchase the common stock at $12.00 per share and are effective at the time the Offering Warrants are acquired. As of September 30, 2004, the Company had no shares of preferred stock issued and outstanding. On May 27, 2004, the independent members of the Board of Directors of the Company were granted options to purchase a total of 9,000 shares of the Company's common stock at an exercise price of $12 per share under the Company's Non-Employee Director Option Plan. These options vest monthly through May 27, 2005 and expire on May 27, 2009. As of September 30, 2004, all 9,000 stock options were outstanding.

        The Company admits new stockholders pursuant to the Current Offering at least monthly. All subscription proceeds are held in escrow or in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        The Company's common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange or liquidation of the Company's assets on or before the twelfth anniversary of the termination of the Current Offering. Depending upon then prevailing market conditions, it is the intention of the Company's management to consider beginning the process of listing or liquidation prior to the eighth anniversary of the termination of the Current Offering. In the event the Company does not obtain listing prior to the twelfth anniversary of the termination of the Current Offering, unless a majority of the board of directors and a majority of the independent directors extend such date, the Company's charter requires it to begin the sale of its properties and liquidation of its assets.

3.      INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Company as of September 30, 2004 and September 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the periods ended September 30, 2004 and 2003.

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

        PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets include prepaid insurance and deposits for the purchase of a tenant in common interest in an office building located in Houston, Texas which closed on October 1, 2004, deposits for the future acquisition of a tenant in common interest in a office building in Baltimore, Maryland and rate lock deposits on future borrowings for future acquisitions.

        INVESTMENTS IN TENANT IN COMMON INTERESTS

        As of September 30, 2004, the "Investments in tenant in common interests" on the Company's balance sheet consists of the Company's 14.4676% interest in the Minnesota Center building in Bloomington, Minnesota, the Company's 36.31276% interest in the Enclave on the Lake building in Houston, Texas, the Company's 35.709251% interest in St. Louis Place in St. Louis, Missouri and the Company's 79.4752% interest in the Colorado Building located in Washington D.C. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in Financial Accounting Standards Board Interpretation No. 46R.

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

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Company amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

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

        INCOME TAXES

        The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. Currently, the Company has a deferred tax asset of approximately $435,000. This deferred tax asset has been fully reserved for as the Company anticipates qualifying as a REIT.

        The Company's management will evaluate plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for the Company's taxable year ending December 31, 2005. The Company believes that, commencing with the taxable year for which such election is made, it will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and it intends to continue to operate in such a manner, but no assurance can be given that it will operate in a manner so as to qualify or remain qualified as a REIT.

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

        CONCENTRATION OF CREDIT RISK

        At September 30, 2004, the Company had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in six financial institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

        EARNINGS PER SHARE

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of September 30, 2004, the Company had issued the independent members of the Board of Directors options to purchase 9,000 shares of the Company's common stock at $12.00 per share. These options were anti-dilutive for the periods ended September 30, 2004. As of September 30, 2004, individual broker-dealers had the right to acquire up to 317,356 Offering Warrants for a nominal fee; however, none of the Offering Warrants had been issued as of September 30, 2004.

5.      ACQUISITIONS

        On April 12, 2004, the Company acquired an undivided 36.31276% tenant in common interest in Enclave on the Lake, a 6-story office building containing approximately 171,090 rentable square feet, located on approximately 6.75 acres of land in Houston, Texas. The purchase price for the Company's 36.31276% tenant in common interest in Enclave on the Lake was $10,600,000.

        On June 30, 2004, the Company acquired an undivided 35.709251% tenant in common interest in St. Louis Place, a 20-story office building containing approximately 337,088 rentable square feet and located on approximately 0.68 acres of land in St. Louis, Missouri. The purchase price for the Company's 35.709251% tenant in common interest in St. Louis Place was $12,100,000.

        On August 10, 2004, the Company acquired an undivided 79.4752% tenant in common interest in Colorado Building, an 11-story office building containing approximately 121,701 rentable square feet, located on approximately 0.31 acres of land in Washington, D.C. The Company's purchase price for its 79.4752% tenant in common interest in the Colorado Building was approximately $37,400,000.

6.      INVESTMENTS IN TENANT IN COMMON INTERESTS

        The following is a summary of the Company's tenant in common interest investments as of September 30, 2004:

                                             Tenant in           Carrying
                              Date             Common            Value of          Mortgage
Property Name               Acquired          Interest          Investment          Payable
-----------------------  --------------- -------------------  ----------------  ----------------
Minesota Center             10/15/03             14.467600%    $    6,014,122    $    4,296,970
Enclave on the Lake         4/12/04              36.312760%        10,387,748         7,232,433
St. Louis Place             6/30/04              35.709251%        12,045,323         7,130,223
Colorado Building           8/10/04              79.475200%        37,373,279        19,868,791

                                                              ----------------  ----------------
   Total                                                       $   65,820,472    $   38,528,417
                                                              ================  ================

        The Company's undivided tenant in common interest investments in Minnesota Center, Enclave on the Lake, St. Louis Place and Colorado Building as of September 30, 2004 consisted of its proportionate share of the following assets and liabilities:

                                        Minnesota         Enclave on          St. Louis          Colorado
                                          Center           the Lake             Place            Building
                                      --------------- -------------------  ----------------  ----------------
Land                                   $   3,500,000   $       1,907,758    $    1,526,451    $   13,328,000
Buildings, net                            30,947,843          19,778,391        22,847,300        28,994,647
Real estate intangibles, net               5,473,881           6,528,642         6,229,773         4,032,876
Cash and cash equivalents                     93,570             456,195           350,317           495,201
Restricted cash                            2,350,102             627,065         2,707,246           689,338
Accounts receivable and other assets         211,861             397,321         1,394,966           360,175
                                      --------------- -------------------  ----------------  ----------------
Total assets                           $  42,577,257   $      29,695,372    $   35,056,053    $   47,900,237
                                      =============== ===================  ================  ================

Total liabilities                      $   1,007,667   $       1,089,042    $    1,324,393    $      875,132

Equity                                    41,569,590          28,606,330        33,731,660        47,025,105

                                      --------------- -------------------  ----------------  ----------------
Total liabilities and equity           $  42,577,257   $      29,695,372    $   35,056,053    $   47,900,237
                                      =============== ===================  ================  ================

        In the nine months ended September 30, 2004, the Company recorded $533,472 of equity in earnings and $1,075,595 of distributions from its undivided tenant in common interest investments. The Company's equity in earnings from these tenant in common investments is its proportionate share of the following earnings of the four properties for the nine months ended September 30, 2004:

                                        Minnesota         Enclave on          St. Louis          Colorado
                                          Center           the Lake             Place            Building
                                      --------------- -------------------  ----------------  ----------------

Revenue                                $   5,012,419   $       1,987,084    $    1,382,881    $      506,622

Operating expenses:
Operating expenses                         1,385,686             399,773           429,503           149,285
Property taxes                               888,552             286,430            98,034            78,789
                                      --------------- -------------------  ----------------  ----------------
Total operating expenses                   2,274,238             686,203           527,537           228,074

                                      --------------- -------------------  ----------------  ----------------
Operating income                           2,738,181           1,300,881           855,344           278,548
                                      --------------- -------------------  ----------------  ----------------

Non-operating (income) expenses
Depreciation and amortization              2,083,827             732,732           422,419           174,405
(Interest income)/bank fees, net              (6,237)             16,732              (851)                1
                                      --------------- -------------------  ----------------  ----------------
Total non-operating (income) expenses      2,077,590             749,464           421,568           174,406

Net income                             $     660,591   $         551,417    $      433,776    $      104,142
                                      =============== ===================  ================  ================

Company's share of net income          $      95,572   $         200,235    $      154,898    $       82,767
                                      =============== ===================  ================  ================

Company's share of distributions       $     441,273   $         356,925    $      183,517    $       93,880
                                      =============== ===================  ================  ================

7.      MORTGAGES PAYABLE

        The Company partially financed its acquisition of its 14.4676% tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement"). The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). Certain obligations under the Minnesota Center Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of September 30, 2004, the outstanding principal balance under the Minnesota Center Loan was $4,296,970.

        The Company used borrowings of $7,262,552 (the "Enclave Loan") under a loan agreement (the "Enclave Loan Agreement") with State Farm Life Insurance Company to pay a portion of the purchase price for its undivided 36.31276% tenant in common interest in Enclave on the Lake. The remaining tenant in common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant in common interest holders under the Enclave Loan Agreement was $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the Enclave Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan Agreement. The Enclave Loan has a seven year term. As of September 30, 2004, the outstanding principal balance under the Enclave Loan was $7,232,433.

        The Company used borrowings of $7,141,850 (the "St. Louis Place Loan") under a loan agreement (the "St. Louis Place Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of its undivided 35.709251% tenant in common interest in St. Louis Place. The remaining tenant in common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant in common interest holders under the St. Louis Place Loan Agreement was $20,000,000. The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the St. Louis Place Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prohibits prepayment until the earlier of (i) 42 months or (ii) 2 years after securitization after which and prior to month 81 it may be defeased. The St. Louis Place Loan Agreement has a seven-year term. As of September 30, 2004, the outstanding principal balance under the St. Louis Place Loan was $7,130,223.

        The Company used borrowings of $19,868,791 (the "Colorado Property Loan") under a loan agreement (the "Colorado Property Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of its undivided 79.4752% tenant in common interest in the Colorado Building. The remaining tenant in common interests in the Colorado Building were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Colorado Property Loan Agreement. The original total borrowings of all tenant in common interest holders under the Colorado Property Loan Agreement was $25,000,000. Additional borrowings of $3,000,000 are available under this loan agreement for tenant improvements. The interest rate under the Colorado Property Loan is fixed at 6.075% per annum, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the Colorado Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee from and after the third payment prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten-year term. As of September 30, 2004, the outstanding principal balance under the Colorado Property Loan Agreement was $19,868,791.

8.      STOCKHOLDERS' EQUITY

        CAPITALIZATION

        As of September 30, 2004, the Company had accepted subscriptions for 7,953,912 shares of its common stock, including 20,000 shares owned by Behringer Holdings. As of September 30, 2004, individual broker-dealers had the right to acquire up to 317,356 Offering Warrants for a nominal fee; however, none of the Offering Warrants had been issued. As of September 30, 2004, the Company had no shares of preferred stock issued and outstanding. As of September 30, 2004, the Company had issued the independent members of the Board of Directors options to purchase 9,000 shares of the Company's common stock at $12.00 per share.

        DIVIDENDS

        The Company initiated the payment of monthly dividends in November 2003 in the amount of a 7.0% annualized rate of return, based on an investment in the Company's common stock of $10 per share and calculated on a daily record basis of $0.0019178 per share. The Company has a dividend reinvestment plan ("DRIP") whereby stockholders may elect to receive additional shares of common stock in lieu of a cash dividend. The Company records all dividends when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. The following are the dividends declared during the nine months ended September 30, 2004:

                                          Distributions
    Declared       -------------------------------------------------------------
    in 2004              Total                 Cash                  DRIP
-----------------  ------------------   ------------------    ------------------

1st Quarter         $        265,859     $        160,830      $        105,029
2nd Quarter                  554,010              327,485               226,525
3rd Quarter                1,089,066              620,118               468,948
                   ------------------   ------------------    ------------------
                    $      1,908,935     $      1,108,433      $        800,502
                   ==================   ==================    ==================

        In January 2004, the Company issued 2,240 shares of common stock valued at $22,403 to participants in the DRIP in lieu of cash dividends declared for December 2003. In October 2004, the Company issued 18,379 shares of common stock valued at $183,594 to participants in the DRIP program in lieu of cash dividends declared for September 2004.

9.      RELATED PARTY ARRANGEMENTS

        Certain affiliates of the Company receive fees and compensation in connection with the Offering, and in connection with the acquisition, management and sale of the assets of the Company. The following is a summary of the related party fees and compensation incurred by the Company during the nine months ended September 30, 2004.

                                                                                          Total capitalized
                                                                    Total capitalized     to investment in
                                                       Total           to offering        tenant in common         Total
                                                      incurred            costs               interests           expensed
                                                   ---------------------------------------------------------------------------
Behringer Securities, commissions and
  dealer manager fees                               $  6,505,554          $ 6,505,554            $         -        $       -

Behringer Advisors, reimbursement of
  organization and offering expenses                   1,760,764            1,607,754                      -          153,010

Behringer Advisors, acquisition, advisory
  fees and expenses                                    2,100,981                    -              2,100,981                -

HPT Management LP,  property management
  and leasing fees                                        72,848                    -                      -           72,848

Behringer Advisors, asset management fees                 27,960                    -                      -           27,960
                                                   --------------   ------------------   --------------------  ---------------
    Total                                           $ 10,468,107          $ 8,113,308            $ 2,100,981        $ 253,818
                                                   ==============   ==================   ====================  ===============

        Behringer Securities LP ("Behringer Securities"), the Company's affiliated dealer manager for the Offering, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Company's dividend reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the nine months ended September 30, 2004, Behringer Securities' commissions and dealer manager fees totaled $4,747,614 and $1,757,940, respectively and were capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet.

        Behringer Advisors, the affiliated advisor for the Company, or its affiliates, receives up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of September 30, 2004, $4,654,036 of organization and offering expenses had been incurred by Behringer Advisors on behalf of the Company, of which $1,965,651 had been reimbursed by the Company and the balance of $2,688,385 will be reimbursed at a rate of 2.5% of future equity raised. Of the $1,965,651 of organization and offering expenses reimbursed by the Company through September 30, 2004, $1,795,065 has been capitalized as offering costs in "Additional paid-in capital" on the Company's balance sheet and $170,586 has been expensed as organizational costs. For the nine months ended September 30, 2004, $1,760,764 of organization and offering expenses were reimbursed by the Company, of which $1,607,754 was capitalized as offering costs in "Additional paid-in capital" and $153,010 was expensed as organizational costs. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to the Company and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, affiliates of the Company, based on anticipated respective equity offering sizes of those entities.

        Behringer Advisors or its affiliates also receives acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets acquired by the Company or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the nine months ended September 30, 2004, Behringer Advisors earned $2,100,981 in acquisition and advisory fees for the investments acquired by the Company. The Company capitalizes these fees as part of its investments in tenant in common interests.

        The Company pays HPT Management LP ("HPT Management"), its affiliated property manager, fees for the management and leasing of the Company's properties, which may be subcontracted to unaffiliated third parties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. The Company incurred fees of $72,848 in the nine months ended September 30, 2004 for the services provided by HPT Management in connection with the tenant in common investments.

        The Company pays Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year. In the nine months ended September 30, 2004, the Company incurred $27,960 of advisor asset management fees.

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

10.     COMMITMENTS AND CONTINGENCIES

        On January 28, 2004, the Company and Behringer Holdings entered into an agreement whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. Behringer Holdings has granted the Company a security interest in each purchase agreement entered into with respect to a project for which a guaranty is made by the Company. If Behringer Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to the Company and cooperate with the Company to obtain an extension of the purchase agreement with the seller. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds to be advanced to Behringer Holdings for future loans. As of September 30, 2004, the Company had no guarantees outstanding on borrowings by Behringer Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include 1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and 2) the option for the Company's guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant in common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. The Company or its affiliates have the right, but not an obligation, to purchase up to a 5% interest in each project with respect to which a guaranty is made by the Company. The Company's purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs.

        On October 1, 2004, the Company acquired an undivided 60% tenant in common interest in Travis Tower, a 21-story office building containing approximately 507,470 rentable square feet and a 10-story parking garage located on approximately 1.1079 acres of land in Houston, Texas (the "Travis Property"). The contract price for the Travis Property was $52,000,000, plus closing costs. The Company used borrowings of $22,650,000 under a loan agreement with Bear Stearns Commercial Mortgage, Inc. to pay a portion of such purchase price and paid the remaining portion of its purchase price from proceeds of the Company's offering of its common stock. The Company's tenant in common interest is held by Behringer Harvard Travis Tower H LP, which is wholly owned by the Company's operating partnership, Behringer Harvard OP I.

        The remaining 40% tenant in common interest in the Travis Property was acquired by Behringer Harvard Travis Tower S LP, an indirect wholly owned subsidiary of Behringer Harvard Holdings, LLC. Behringer Harvard Travis Tower S LP intends to sell all or a portion of its 40% tenant in common interest to various investors. Each tenant in common investor, including the Company, is a party to the Travis Property Loan Agreement. The total borrowings of all tenant in common interest holders under the Travis Property Loan Agreement is $37,750,000. The interest rate under the Travis Property Loan Agreement is fixed at 5.434% per annum. Certain obligations under the Travis Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Travis Property Loan Agreement allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Travis Property Loan Agreement has a ten-year term.

        On October 1, 2004, in connection with the purchase of a 40% tenant in common interest in Travis Tower, Behringer Holdings entered into a loan agreement with First American Bank, SSB ("FAB") for $12,600,000 (the "Bridge Loan"). The Bridge Loan bears interest at the greater of (i) 6% per annum, or
(ii) 1% in excess of the variable rate of interest per annum established from time to time in the Money Rates column of THE

WALL STREET JOURNAL (Central Edition) or, if such publication designates two or more published rates as the "prime rate," the rate of interest per annum publicly announced by FAB as its prime rate in effect at its principal office in Dallas, Texas. Commencing on January 1, 2005, and continuing thereafter through final maturity, the Bridge Loan is to be paid in quarterly installments of all accrued and unpaid interest with the entire amount of unpaid principal and interest due on October 1, 2005.

        Pursuant to the Amended and Restated Accommodation Agreement between the Company and Behringer Holdings, the Company guaranteed the Bridge Loan and pledged an amount of cash held in an account with FAB equal to the principal amount of the Bridge Loan to support such guarantee. The Company received a fee of 1% of the Bridge Loan ($126,000) in consideration for such guarantee for an initial six-month period and will receive an additional 1% for any additional six-month period thereafter.

11.     SUBSEQUENT EVENTS

        On October 1, 2004, the Company acquired an undivided 60% tenant in common interest in Travis Tower, a 21-story office building containing approximately 507,470 rentable square feet and a 10-story parking garage located on approximately 1.1079 acres of land in Houston, Texas (the "Travis Tower"). The Company's cost for its 60% tenant in common interest in the Travis Tower was $35,070,225, including closing costs. The Company used borrowings of $22,650,000 under a Loan Agreement with Bear Stearns Commercial Mortgage, Inc. to pay a portion of its undivided 60% tenant in common interest in the Travis Tower.

        The Company issued 1,960,652 shares of its common stock between October 1, 2004 and November 1, 2004, resulting in gross proceeds of $19,594,409 to the Company. Common stock outstanding as of November 1, 2004 totaled 9,914,564 shares.

        On October 25, 2004, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933 pursuant to a second public offering of the Company's common stock. The Company anticipates that this second offering of common stock will commence upon termination of the Company's initial public offering of common stock on or about February 19, 2005 and will extend until 2007.

        On November 4, 2004, the Company entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase Alamo Plaza, a 16-story office building containing approximately 191,151 rentable square feet and a four-story parking garage located on approximately 1.15 acres of land in Denver, Colorado from MG-Alamo, LLC, an unaffiliated third party. The contract price for Alamo Plaza is $41,750,000, plus closing costs. At closing, the Company intends to assign a portion its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. As of the date of this filing, a $3,000,000 deposit has been made by the Company.

        On November 4, 2004, the Company entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase Ashford Perimeter, a six-story office building containing approximately 288,175 rentable square feet and a four-story parking garage located on approximately 10.6 acres of land in Atlanta, Georgia from HSOV Ashford Perimeter, LLC, an unaffiliated third party. The contract price for Ashford Perimeter is $46,300,000, plus closing costs. The contract includes an obligation of the purchaser to pay the prepayment premium under the existing loan on the property and provides that the purchase price will be increased by one-half of any negotiated reduction of such prepayment premium. At closing, the Company intends to assign a portion its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. Deposits totaling $2,000,000 are required under the purchase agreement. As of the date of this filing, a $1,000,000 deposit has been made by the Company and the remaining $1,000,000 deposit is expected to be funded on or about November 29, 2004.

        The consummation of the purchases of Alamo Plaza and Ashford Perimeter are subject to substantial conditions. The Company's decision to consummate the acquisition of these properties will generally depend upon:

        o the satisfaction of the conditions to the acquisitions contained in their respective contracts;

        o no material adverse change occurring relating to the properties, tenants or local economic conditions;

        o the Company's receipt of sufficient net proceeds from the offering of its common stock to the public and financing proceeds to complete these acquisitions; and

        o the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information.

        Other properties may be identified in the future that the Company may acquire before or instead of these properties. The Company cannot make any assurances that the closing of the acquisitions of these properties is probable.

        In evaluating these properties as potential acquisitions and determining the appropriate amount of consideration to be paid for the properties, the Company has considered a variety of factors including overall valuation of net rental income, location, demographics, quality of tenants, length of leases, price per square foot, occupancy and the fact that overall rental rates at these properties are comparable to market rates. The Company believes that these properties are well located, have acceptable roadway access, are well maintained and have been professionally managed. These properties will be subject to competition from similar office buildings within their market area, and their economic performance could be affected by changes in local economic conditions.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

RESULTS OF OPERATIONS

        The Company commenced active operations when it received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Offering on October 1, 2003 and made its first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant in common interest in Minnesota Center. As a result, the Company's results of operations for the three and nine month periods ended September 30, 2004 are not comparable to results for the three and nine month periods ended September 30, 2003.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

        Interest expense for the three months ended September 30, 2004 was $490,808 and was comprised of interest expense and amortization of deferred financing fees related to the Company's mortgages associated with its tenant in common interest investments. During the three months ended September 30, 2003, the Company did not own any real estate investments and there was no outstanding debt. Management believes there will be significant increases in interest expense in the future as the Company continues to invest in additional real estate properties.

        Property and asset management fees for the three months ended September 30, 2004 was $60,264 and was comprised of property management and asset management fees associated with the Company's tenant in common interest investments. During the three months ended September 30, 2003, the Company did not own any real estate investments. Management believes there will be significant increases in property and asset management fees in the future as the Company continues to invest in additional real estate properties.

        General and administrative expense for the three months ended September 30, 2004 was $335,931 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the three months ended September 30, 2003, these fees totaled $92,938 due to the lack of corporate activity.

        Interest income for the three months ended September 30, 2004 was $71,644 and was comprised of interest income associated with funds on deposits with banks. As the Company admits new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the three months ended September 30, 2003, the Company earned a significantly lower amount than in 2004 due to the lower cash balances on deposit with banks.

        Equity in earnings of investments in tenant in common interests for the three months ended September 30, 2004 was $366,053 and was comprised of the Company's share of equity in the earnings of Minnesota Center, Enclave on the Lake, St. Louis Place and the Colorado Building. During the three months ended September 30, 2003, the Company did not own any real estate investments.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

        Interest expense for the nine months ended September 30, 2004 was $719,257 and was comprised of interest expense and amortization of deferred financing fees related to the Company's mortgages associated with its tenant in common interest investments. During the nine months ended September 30, 2003, the Company did not own any real estate investments and there was no outstanding debt. Management believes there will be significant increases in interest expense in the future as the Company continues to invest in additional real estate properties.

        Property and asset management fees for the nine months ended September 30, 2004 was $100,808 and was comprised of property management and asset management fees associated with the Company's tenant in common interest investments. During the nine months ended September 30, 2003, the Company did not own any real estate investments. Management believes there will be significant increases in property and asset management fees in the future as the Company continues to invest in additional real estate properties.

        General and administrative expense for the nine months ended September 30, 2004 was $684,554 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the nine months ended September 30, 2003, these fees totaled $96,349 due to the lack of corporate activity.

        Interest income for the nine months ended September 30, 2004 was $147,406 and was comprised of interest income associated with funds on deposits with banks. As the Company admits new stockholders, subscription proceeds are released to the Company from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the nine months ended September 30, 2003, the Company earned interest income of $1,530, a significantly lower amount than in 2004 due to the lower cash balances on deposit with banks in 2003.

        Equity in earnings of investments in tenant in common interests for the nine months ended September 30, 2004 was $533,472 and was comprised of the Company's share of equity in the earnings of Minnesota Center, Enclave on the Lake, St. Louis Place, and the Colorado Building. During the nine months ended September 30, 2003, the Company did not own any real estate investments.

CASH FLOW ANALYSIS

        The Company commenced active operations when it received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Offering on October 1, 2003 and made its first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant in common interest in Minnesota Center. As a result, the Company's cash flows for the nine months ended September 30, 2004 are not comparable to the cash flows for the nine months ended September 30, 2003.

        Cash flows used in operating activities for the nine months ended September 30, 2004 were $(1,279,993) and were primarily comprised of the net loss of $(823,741) adjusted for equity in earnings of investments in tenant in common interests of $(533,472). During the nine months ended September 30, 2003, cash flows from operating activities were $(45,380) primarily due to the lack of investments and corporate activity.

        Cash flows from investing activities for the nine months ended September 30, 2004 were $(79,954,364) and were comprised of purchases of interests in the Enclave on the Lake, St. Louis Place, and the Colorado Building properties of $(60,002,772) and deposits of $(21,027,187) for the purchase of a tenant in common interest in an office building located in Houston, Texas which closed on October 1, 2004, for the future acquisitions of an office building in Baltimore, Maryland and rate lock deposits on future borrowings for future acquisitions, partially offset by distributions from the Company's investment in tenant in common interests of $1,075,595. During the nine months ended September 30, 2003, there were no cash flows from investing activities.

        Cash flows from financing activities for the nine months ended September 30, 2004 were $92,170,782 and were comprised primarily of funds received from the issuance of stock and proceeds from mortgage notes less a $2,500,000 increase in restricted cash associated with the loan guarantees for Behringer Holdings, as discussed in liquidity and capital resources. During the nine months ended September 30, 2003, cash flows from financing activities were $35,347 primarily due to the lack of investments and corporate activity.

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

        The Company partially financed its acquisition of its 14.4676% tenant in common interest in Minnesota Center on October 15, 2003 with borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement"). The remaining tenant in common interests in Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant in common interest holders under the Minnesota Center Loan Agreement was $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). Certain obligations under the Minnesota Center Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of September 30, 2004, the outstanding principal balance under the Minnesota Center Loan was $4,296,970.

        The Company used borrowings of $7,262,552 (the "Enclave Loan") under a loan agreement (the "Enclave Loan Agreement") with State Farm Life Insurance Company to pay a portion of the purchase price for its undivided 36.31276% tenant in common interest in Enclave on the Lake. The remaining tenant in common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant in common interest holders under the Enclave Loan Agreement was $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the Enclave Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan

Agreement. The Enclave Loan has a seven-year term. As of September 30, 2004, the outstanding principal balance under the Enclave Loan was $7,232,433.

        The Company used borrowings of $7,141,850 (the "St. Louis Place Loan") under a loan agreement (the "St. Louis Place Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of its undivided 35.709251% tenant in common interest in St. Louis Place. The remaining tenant in common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant in common interest holders under the St. Louis Place Loan Agreement was $20,000,000. The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the St. Louis Place Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement prohibits prepayment until the earlier of (i) 42 months or (ii) 2 years after securitization after which and prior to month 81 it may be defeased. The St. Louis Place Loan Agreement has a seven-year term. As of September 30, 2004, the outstanding principal balance under the St. Louis Place Loan was $7,130,223.

        The Company used borrowings of $19,868,791 (the "Colorado Property Loan") under a loan agreement (the "Colorado Property Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of its undivided 79.4752% tenant in common interest in the Colorado Building. The remaining tenant in common interests in the Colorado Building were acquired by various investors who purchased their interests in a private offering sponsored by the Company's affiliate, Behringer Holdings. Each tenant in common investor, including the Company, is a borrower under the Colorado Property Loan Agreement. The original total borrowings of all tenant in common interest holders under the Colorado Property Loan Agreement was $25,000,000. Additional borrowings of $3,000,000 are available under this loan agreement for tenant improvements. The interest rate under the Colorado Property Loan is fixed at 6.075% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the Colorado Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee from and after the third payment prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten year term. As of September 30, 2004, the outstanding principal balance under the Colorado Property Loan was $19,868,791.

        On October 1, 2004, the Company acquired an undivided 60% tenant in common interest in Travis Tower, a 21-story office building containing approximately 507,470 rentable square feet and a 10-story parking garage located on approximately 1.1079 acres of land in Houston, Texas (the "Travis Property"). The contract price for the Travis Property was $52,000,000, plus closing costs. The Company used borrowings of $22,650,000 under a loan agreement with Bear Stearns Commercial Mortgage, Inc. to pay a portion of such purchase price and paid the remaining portion of its purchase price from proceeds of the Company's offering of its common stock. The Company's tenant in common interest is held by Behringer Harvard Travis Tower H LP, which is wholly owned by the Company's operating partnership, Behringer Harvard OP I.

        The remaining 40% tenant in common interest in the Travis Property was acquired by Behringer Harvard Travis Tower S LP, an indirect wholly owned subsidiary of Behringer Harvard Holdings, LLC. Behringer Harvard Travis Tower S LP intends to sell all or a portion of its 40% tenant in common interest to various investors. Each tenant in common investor, including the Company, is a party to the Travis Property Loan Agreement. The total borrowings of all tenant in common interest holders under the Travis Property Loan Agreement is $37,750,000. The interest rate under the Travis Property Loan Agreement is fixed at 5.434% per annum. Certain obligations under the Travis Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Travis Property Loan Agreement allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Travis Property Loan Agreement has a ten-year term.

        On October 1, 2004, in connection with the purchase of a 40% tenant in common interest in Travis Tower, Behringer Holdings entered into a loan agreement with First American Bank, SSB ("FAB") for $12,600,000 (the "Bridge Loan"). The Bridge Loan bears interest at the greater of (i) 6% per annum, or
(ii) 1% in excess of the variable rate of interest per annum established from time to time in the Money Rates column of THE WALL STREET JOURNAL (Central Edition) or, if such publication designates two or more published rates as the "prime rate," the rate of interest per annum publicly announced by FAB as its prime rate in effect at its principal office in Dallas, Texas. Commencing on January 1, 2005, and continuing thereafter through final maturity, the Bridge Loan is to be paid in quarterly installments of all accrued and unpaid interest with the entire amount of unpaid principal and interest due on October 1, 2005.

        Pursuant to the Amended and Restated Accommodation Agreement between the Company and Behringer Holdings, the Company guaranteed the Bridge Loan and pledged an amount of cash held in an account with FAB equal to the principal amount of the Bridge Loan to support such guarantee. The Company received a fee of 1% of the Bridge Loan ($126,000) in consideration for such guarantee for an initial six-month period and will receive an additional 1% for any additional six-month period thereafter.

        The Company expects to meet its future short-term operating liquidity requirements through net cash provided by its current property operations and the operations of properties to be acquired in the future. Management also expects that the Company's properties will generate sufficient cash flow to cover operating expenses plus pay a monthly dividend. Currently, a portion of the dividends are paid from cash provided by operations and a portion is paid from sales of securities. Operating cash flows are expected to increase as additional properties are added to the portfolio. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

        On January 28, 2004, the Company and Behringer Holdings entered into an agreement (the "Accommodation Agreement") whereby the Company would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant in common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay to the Company a 1% fee of any loan guaranteed by the Company for each six-month period. During February 2004, the Company placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings. As of September 30, 2004, the Company had no loan guarantees outstanding on borrowings by Behringer Holdings.

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

        On October 1, 2004, the Company acquired an undivided 60% tenant in common interest in Travis Tower, a 21-story office building containing approximately 507,470 rentable square feet and a 10-story parking garage located on approximately 1.1079 acres of land in Houston, Texas (the "Travis Property"). The contract price for the Travis Property was $52,000,000, plus closing costs. The Company used borrowings of $22,650,000 under a loan agreement with Bear Stearns Commercial Mortgage, Inc. to pay a portion of such purchase price and paid the remaining portion of its purchase price from proceeds of the Company's offering of its common stock. The Company's tenant in common interest is held by Behringer Harvard Travis Tower H LP, which is wholly owned by the Company's operating partnership, Behringer Harvard OP I.

        The remaining 40% tenant in common interest in the Travis Property was acquired by Behringer Harvard Holdings, LLC. Behringer Harvard Travis Tower S LP, an indirect wholly owned subsidiary of Behringer Harvard Travis Tower S LP intends to sell all or a portion of its 40% tenant in common interest to various investors. Each tenant in common investor, including the Company, is a party to the Travis Property Loan Agreement. The total borrowings of all tenant in common interest holders under the Travis Property Loan Agreement is $37,750,000. The interest rate under the Travis Property Loan Agreement is fixed at 5.434% per annum. Certain obligations under the Travis Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Travis Property Loan Agreement allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Travis Property Loan Agreement has a ten-year term.

        On October 1, 2004, in connection with the purchase of a 40% tenant in common interest in Travis Tower, Behringer Holdings entered into a loan agreement with First American Bank, SSB ("FAB") for $12,600,000 (the "Bridge Loan"). The Bridge Loan bears interest at the greater of (i) 6% per annum, or
(ii) 1% in excess of the variable rate of interest per annum established from time to time in the Money Rates column of THE WALL STREET JOURNAL (Central Edition) or, if such publication designates two or more published rates as the "prime rate," the rate of interest per annum publicly announced by FAB as its prime rate in effect at its principal office in Dallas, Texas. Commencing on January 1, 2005, and continuing thereafter through final maturity, the Bridge Loan is to be paid in quarterly installments of all accrued and unpaid interest with the entire amount of unpaid principal and interest due on October 1, 2005.

        Pursuant to the Amended and Restated Accommodation Agreement between the Company and Behringer Holdings, the Company guaranteed the Bridge Loan and pledged an amount of cash held in an account with FAB equal to the principal amount of the Bridge Loan to support such guarantee. The Company received a fee of 1% of the Bridge Loan ($126,000) in consideration for such guarantee for an initial six-month period and will receive an additional 1% for any additional six-month period thereafter.

        The Company has no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Company's contractual obligations as of September 30, 2004:

                                                                      Payments due by period
                                              ------------------------------------------------------------------------
                                                   Less than            1-3              3-5             More than
                                   Total            1 year             years            years             5 years
                           -------------------------------------------------------------------------------------------
Mortgage note payable
Minnesota Center            $       4,296,970    $     45,872      $     110,424     $    124,352      $    4,016,322
Enclave on the Lake                 7,232,433          94,872            206,181          229,082           6,702,298
St. Louis Place                     7,130,223          81,044            177,826          199,822           6,671,531
Colorado Building                  19,868,791         401,454            880,831          992,586          17,593,920
                           -------------------------------------------------------------------------------------------
                            $      38,528,417    $    623,242      $   1,375,262     $  1,545,842      $   34,984,071
                           ===========================================================================================

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company has no investments that would be materially affected by a 1% increase or decrease in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

ITEM 4.         CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.`        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        As of September 30, 2004, the Company had sold the following securities pursuant to the Offering for the following aggregate offering prices:

        o       7,867,437 shares on a best efforts basis for $78,415,265; and
        o 66,475 shares pursuant to the Company's dividend reinvestment plan for $663,876.

        The total of shares and gross offering proceeds pursuant to the Offering as of September 30, 2004 is 7,933,912 shares for $79,079,141. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Holdings preceding the commencement of the Offering.

        Through September 30, 2004, the Company incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                    TYPE OF EXPENSE                      AMOUNT
        ----------------------------------------   --------------------

        Other expenses to affiliates                $        9,234,559
        Other expenses to non-affiliates                        14,386
                                                   --------------------

        Total expenses                              $        9,248,945
                                                   ====================

        The net offering proceeds to the Company, after deducting the total expenses paid and accrued described above, are $69,830,196.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Company, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through September 30, 2004, the Company had used $29,966,393 of such net offering proceeds to purchase its tenant in common interest investments, net of the mortgages payable. Of the amount used for the purchase of these investments, $2,321,175 was paid to Behringer Advisors, an affiliate of the Company, as acquisition and advisory fees and acquisition expense reimbursement.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 5.         OTHER INFORMATION.

        On November 4, 2004, the Company entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase Alamo Plaza, a 16-story office building containing approximately 191,151 rentable square feet and a four-story parking garage located on approximately 1.15 acres of land in Denver, Colorado from MG-Alamo, LLC, an unaffiliated third party. The contract price for Alamo Plaza is $41,750,000, plus closing costs. At closing, the Company intends to assign a portion its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. As of the date of this filing, a $3,000,000 deposit has been made by the Company.

        On November 4, 2004, the Company entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase Ashford Perimeter, a six-story office building containing approximately 288,175 rentable square feet and a four-story parking garage located on approximately 10.6 acres of land in Atlanta, Georgia from HSOV Ashford Perimeter, LLC, an unaffiliated third party. The contract price for Ashford Perimeter is $46,300,000, plus closing costs. The contract includes an obligation of the purchaser to pay the prepayment premium under the existing loan on the property and provides that the purchase price will be increased by one-half of any negotiated reduction of such prepayment premium. At closing, the Company intends to assign a portion its ownership interest to Behringer Holdings for reorganization of the property into tenant in common interests in which the Company will retain a significant interest. Deposits totaling $2,000,000 are required under the purchase agreement. As of the date of this filing, a $1,000,000 deposit has been made by the Company and the remaining $1,000,000 deposit is expected to be funded on or about November 29, 2004.

        The consummation of the purchases of Alamo Plaza and Ashford Perimeter are subject to substantial conditions. The Company's decision to consummate the acquisition of these properties will generally depend upon:

        o the satisfaction of the conditions to the acquisitions contained in their respective contracts;

        o no material adverse change occurring relating to the properties, tenants or local economic conditions;

        o the Company's receipt of sufficient net proceeds from the offering of its common stock to the public and financing proceeds to complete these acquisitions; and

        o the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information.

        Other properties may be identified in the future that the Company may acquire before or instead of these properties. The Company cannot make any assurances that the closing of the acquisitions of these properties is probable.

        In evaluating these properties as potential acquisitions and determining the appropriate amount of consideration to be paid for the properties, the Company has considered a variety of factors including overall valuation of net rental income, location, demographics, quality of tenants, length of leases, price per square foot, occupancy and the fact that overall rental rates at these properties are comparable to market rates. The Company believes that these properties are well located, have acceptable roadway access, are well maintained and have been professionally managed. These properties will be subject to competition from similar office buildings within their market area, and their economic performance could be affected by changes in local economic conditions.

ITEM 6.         EXHIBITS.

        The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Behringer Harvard REIT I, Inc.









Dated:  November 10, 2004            By: /s/ Gary S. Bresky
                                     -----------------------------------------
                                     Gary S. Bresky
                                     Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS



EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

10.1 Purchase and Sale Agreement by and between MG-Alamo, LLC and Harvard Property Trust, LLC dated October 18, 2004, as assigned by Harvard Property Trust to the Company on November 4, 2004

10.2 Agreement of Sale and Purchase by and between HSOV Ashford Perimeter, LLC and Harvard Property Trust, LLC dated November 4, 2004, as assigned by Harvard Property Trust to the Company on November 4, 2004.

31.1              Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certificate of Chief Executive and Financial Officers