Form 10-K
period 2004-12-31
BEHRINGER HARVARD REIT I  INC
filed 2005-03-31
CIK 1176373

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       or

    |_|      Transition Report Pursuant to Section 13 OR 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 333-91532

                         BEHRINGER HARVARD REIT I, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  MARYLAND                                 68-0509956
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                         Identification No.)


                 15601 DALLAS PARKWAY, SUITE 600, ADDISON, TEXAS
                    (Address of principal executive offices)
                                      75001
                                   (Zip Code)
                                 (866) 655-1605
              (Registrant's telephone number, including area code)

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

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was $41,194,810 and as of December 31, 2004 was $130,892,820, assuming a market value of $10.00 per share.

As of March 15, 2005, the Registrant had 17,112,143 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which shall be filed no later than May 2, 2005, into Part III of this Form 10-K to the extent stated herein.
================================================================================

                         BEHRINGER HARVARD REIT I, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

                                                                            PAGE

ITEM 1.    BUSINESS............................................................4

ITEM 2.    PROPERTIES.........................................................18

ITEM 3.    LEGAL PROCEEDINGS..................................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................20

ITEM 6.    SELECTED FINANCIAL DATA............................................23

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................24

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........34

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................34

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................34

ITEM 9A.   CONTROLS AND PROCEDURES............................................34

ITEM 9B.   OTHER INFORMATION..................................................34


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................35

ITEM 11.   EXECUTIVE COMPENSATION.............................................35

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................35

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................35

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.............................35


                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................36

SIGNATURES....................................................................37

                           FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

        Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the "Risk Factors" section of our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission as well as the following selected risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements:

RISKS RELATED TO INVESTMENTS IN REAL ESTATE

        o Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
        o Lease terminations could reduce the amount of revenue we receive from tenants.
        o We may be unable to sell a property if or when we decide to do so.
        o We may be subject to uninsured losses relating to real property or excessively expensive premiums for insurance coverage.
        o Properties that we purchase may be subject to development and construction delays and resultant increased costs and risks.
        o Competition with third parties in acquiring properties and other investments may reduce our profitability.
        o A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
        o If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.
        o The costs of compliance with environmental laws and other governmental laws and regulations could be significant.
        o If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

RISKS ASSOCIATED WITH DEBT FINANCING

        o We will incur mortgage indebtedness and other borrowings, which will increase our business risks.
        o       We may be unable to secure mortgage debt at reasonable rates.
        o Lenders may require us to enter into restrictive covenants relating to our operations.

        o Increases in interest rates could increase the amount of our debt payments.

RISKS RELATED TO CONFLICTS OF INTEREST

        o Our affiliated advisor will face conflicts of interest relating to the purchase and leasing of properties.
        o Actions by a co-venturer, co-tenant or partner might have the result of subjecting a property to additional liabilities.
        o Our affiliated advisor and its officers and employees and certain of our key personnel will face competing demands relating to their time.

OTHER OPERATIONAL RISKS

        o Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.
        o Adverse economic conditions would materially affect our returns and profitability.
        o We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.
        o If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
        o We may have increased exposure to liabilities from litigation as a result of our participation by us in Section 1031 Tenant-in-Common Transactions ("TIC Transactions").
        o Our participation in Section 1031 TIC Transactions may limit our ability to borrow funds in the future, which could adversely affect the value of our investments.


                                     PART I

ITEM 1.   BUSINESS.

FORMATION

        Behringer Harvard REIT I, Inc. is a Maryland corporation formed in 2002, which has elected to qualify as a real estate investment trust ("REIT") beginning with the year ended December 31, 2004. We were organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease such properties to one or more tenants. In addition, we may make or purchase mortgage loans secured by the types of properties we may acquire directly.

        Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 ("Behringer OP I"). We own a 0.1% interest in Behringer OP I as its general partner. The remaining 99.9% of Behringer OP I is held as a limited partner's interest by BHR Partners, LLC, a Delaware limited liability company which is our wholly-owned subsidiary.

        Our advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002. Behringer Advisors is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

        On February 19, 2003, we commenced a public offering (the "Initial Offering") of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 8,000,000 shares available pursuant to a distribution reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sell pursuant to the Initial Offering. The Initial Offering ended on February 19, 2005.

        On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 in respect of a second public offering of our common stock (the "Current Offering"). The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed.

        The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to a distribution reinvestment plan.

        As of December 31, 2004, we had accepted subscriptions for 13,109,282 shares of our common stock, including 20,000 shares owned by Behringer Harvard Holdings, LLC ("Behringer Holdings"). As of December 31, 2004, we had no shares of preferred stock issued and outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vest on May 27, 2005 and expire on May 27, 2009. As of December 31, 2004, all 9,000 stock options were outstanding and none had been exercised.

        We admit new stockholders pursuant to the Current Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        Our common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange or liquidation of our assets on or before February 20, 2017. Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidation) prior to February 20, 2013. In the event we do not obtain listing prior to February 20, 2017, unless a majority of the board of directors and a majority of the independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

INVESTMENT OBJECTIVES AND CRITERIA

        Our objective is to invest in commercial real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction. We may also invest in mortgage loans or other investments related to real property or entities or joint ventures that make similar investments. Our investment objectives are:

        o to preserve, protect and return investors' capital contributions;
        o       to maximize cash distributions paid to investors;
        o to realize growth in the value of our properties upon the ultimate sale of such properties; and
        o to list the shares for trading on a national securities exchange or for quotation on The Nasdaq Stock Market or, if we do not list the shares by February 20, 2017, to make an orderly disposition of our investments and distribute the cash to investors, unless a majority of the board of directors and a majority of the independent directors approve otherwise.

        We cannot assure investors that we will attain these objectives or that our capital will not decrease. Pursuant to our advisory agreement, our advisor will be indemnified for claims relating to any failure to succeed in achieving these objectives, including for any reason identified in the description of risk of our business set forth in the prospectus promulgated in connection with our public offering of common stock.

        We may not materially change our investment objectives, except upon approval of stockholders holding a majority of our shares. Our independent directors will review our investment objectives at least annually to determine that our policies are in the best interests of our stockholders. Each such determination will be set forth in the minutes of the meetings of our board of directors.

        Decisions relating to the purchase or sale of our investments are made by our advisor, Behringer Advisors subject to approval by our board of directors, including a majority of our independent directors.

ACQUISITION AND INVESTMENT POLICIES

        We primarily invest in institutional quality office and other commercial properties. These are properties that generally have premier business addresses in especially desirable locations with limited potential for new development or other barriers to entry. Such properties generally are of high quality construction, offer personalized tenant amenities and attract high quality tenants. We intend to hold our properties for a period of time consistent with our planned fund life or eight to twelve years from the termination of the Initial Offering, which was February 19, 2005. Our intention is that the holding period of properties we acquire be consistent with maximizing their potential for increased income and capital appreciation during this time. However, economic or market conditions may influence us to hold our investments for different periods of time. Our management believes that a portfolio consisting of a preponderance of this type of property enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community. Also, it is our management's belief that targeting this type of property for investment will enhance our ability to enter into joint ventures with other institutional real property investors (such as pension funds, public REITs and other large institutional real estate investors), thus allowing greater diversity of investment by increasing the number of properties in which we invest.

        Although our investments to date have been strictly institutional quality office properties, we are not limited to such investments. We may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities and warehouse and distribution facilities in order to reduce overall portfolio risk or enhance overall portfolio returns if our advisor determines that it would be advantageous to do so. For example, we may invest in commercial properties adjacent to properties we already own or we may acquire mixed-use properties that otherwise meet our investment criteria. In addition, our advisor may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market. Further, to the extent that our advisor determines it is in our best interest, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, we will make or invest in mortgage loans secured by the same types of institutional quality office and other commercial properties in which we intend to invest.

        We will continue to seek to invest in properties that will satisfy our objective of providing cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real properties is their potential for future appreciation in value, we anticipate that the majority of properties we acquire will have the potential for both capital appreciation and the ability to provide cash distributions to stockholders. To the extent feasible, we will invest in a diversified portfolio of properties in terms of geography, type of property and industry of our tenants that will satisfy our investment objectives of maximizing cash available for payment of distributions, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

        Furthermore, although our sponsor generally seeks to reduce conflicts that may arise between its various programs by avoiding simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties or are otherwise potentially subject to a conflict of interest.

        We will not invest more than 10% of the net offering proceeds available for investment in properties in unimproved or non-income producing properties or in mortgage loans secured by such properties. If a property is expected to produce income within two years of its acquisition, we will not consider it a non-income producing property.

        Our investment in real estate generally will continue to take the form of holding fee title or a long-term leasehold estate. We will acquire such interests either directly through Behringer Harvard OP I LP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure investors that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

        We intend that our investments will include properties located in central business districts of major metropolitan cities where barriers to entry are judged to be high and selected suburban markets with identified barriers to entry. Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located in the United States.

        We are not specifically limited in the number or size of properties we may acquire or on the percentage of net proceeds of the Current Offering or the Initial Offering that we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire our properties and the amount of proceeds we raise in our public offerings of common stock.

        Our advisor has developed and uses proprietary modeling tools that our management believes help them to identify favorable property acquisitions, enable it to forecast growth and make predictions at the time of the acquisition of a property as to optimal portfolio blend, disposition timing and sales price. Using these tools in concert with our overall strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, we expect to be better able to identify favorable acquisition targets, increase current returns and resultant current distributions to investors, maintain higher relative portfolio property values, conduct appropriate development or redevelopment activities, and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to our investors.

        In making investment decisions for us, Behringer Advisors considers relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and its liquidity and income tax considerations. In this regard, Behringer Advisors has substantial discretion with respect to the selection of specific investments.

        Our obligation to purchase any property generally will be conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

        o       plans and specifications;
        o       environmental reports;
        o       surveys;
        o evidence of marketable title subject to such liens and encumbrances as are acceptable to Behringer Advisors;
        o audited financial statements covering recent operations of properties having operating histories; and
        o       title and liability insurance policies.

        We will not purchase any property unless and until we obtain what is generally referred to as a "Phase I" environmental site assessment and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property.

        We also may enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that, if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

        In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased.

        In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate, including but not limited to, the following:

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

ACQUISITION OF PROPERTIES FROM BEHRINGER DEVELOPMENT

        We may acquire properties, directly or through joint ventures, tenant-in-common investments or other co-ownership arrangements, with unaffiliated third parties or with affiliated entities, including Behringer Development Company LP ("Behringer Development"), a wholly owned subsidiary of Behringer Harvard Partners, LLC, which is a wholly owned subsidiary of Behringer Holdings, and BHD, LLC, which is a wholly owned subsidiary of Behringer Holdings. Behringer Development was formed to (i) acquire existing income-producing commercial real estate properties, and (ii) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard sponsored programs. In the case of properties to be developed by Behringer Development and sold to us, we anticipate that Behringer Development will:

        o       acquire a parcel of land;
        o enter into contracts for the construction and development of a commercial building thereon;
        o enter into an agreement with one or more tenants to lease all or a majority of the property upon its completion;
        o secure an earnest money deposit from us, which may be used for acquisition and development expenses;

        o secure a financing commitment from a commercial bank or other institutional lender to finance the remaining acquisition and development expenses;
        o complete the development and allow the tenant or tenants to take possession of the property; and
        o       provide for the acquisition of the property by us.

        We will be required to pay a substantial sum to Behringer Development at the time of entering into the contract as a refundable earnest money deposit to be credited against the purchase price at closing, which Behringer Development will apply to the cost of acquiring the land and initial development costs. We expect that the earnest money deposit will represent approximately 20% to 30% of the purchase price of the developed property set forth in the purchase contract.

        Generally, the purchase price that we will pay for any property will be based on the fair market value of the property as determined by our advisor with approval by a majority of our directors. In the cases where a majority of our independent directors require, we will obtain an appraisal of fair market value by an independent expert selected by our independent directors. In addition, in the case of properties we acquire from Behringer Development that have already been developed, Behringer Development will be required to obtain an appraisal for the property from an independent expert selected by our independent directors. The purchase price we will pay under the purchase contract will not exceed the fair market value of the property as determined by the appraisal. In the case of properties we acquire from Behringer Development that have not been constructed at the time of the contract, Behringer Development will be required to obtain an independent "as built" appraisal for the property prior to our contracting with them, and the purchase price we will pay under the purchase contract will not exceed the anticipated fair market value of the developed property as determined by the appraisal. We will not acquire any property from Behringer Development unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us and at a price no greater than the cost of the property to Behringer Development or, if the price is in excess of such cost, that there is substantial justification for the excess cost and that the excess cost is reasonable.

        Our contract with Behringer Development will require it to deliver to us at closing title to the property, as well as an assignment of leases. Behringer Development will hold the title to the property on a temporary basis only for the purpose of facilitating the acquisition and development of the property prior to its resale to us and other affiliates of Behringer Advisors.

        We may enter into a contract to acquire property from Behringer Development even if we have not yet raised sufficient proceeds to enable us to pay the full amount of the purchase price at closing. We may also elect to close a purchase before the development of the property has been completed, in which case we would obtain an assignment of the construction and development contracts from Behringer Development and would complete the construction either directly or through a joint venture with an affiliate. Any contract between us, directly or indirectly through a joint venture with an affiliate, and Behringer Development for the purchase of property to be developed by Behringer Development will provide that we will be obligated to purchase the property only if:

        o Behringer Development completes the improvements, which generally will include the completion of the development, in accordance with the specifications of the contract;
        o one or more approved tenants takes possession of the building under a lease satisfactory to our advisor; and
        o we have sufficient proceeds available for investment at closing to pay the balance of the purchase price remaining after payment of the earnest money deposit.

        Behringer Advisors will not cause us to enter into a contract to acquire property from Behringer Development if it does not reasonably anticipate that funds will be available to purchase the property at the time of closing. If we enter into a contract to acquire property from Behringer Development and, at the time for closing, are unable to purchase the property because we do not have sufficient proceeds available for investment, we will not be required to close the purchase of the property and will be entitled to a refund of our earnest money deposit from Behringer Development. Because Behringer Development is an entity without substantial assets or operations, Behringer Development's obligation to refund our earnest money deposit will be guaranteed by HPT Management Services LP, our property manager, which will enter into contracts to provide property management and leasing services to various Behringer Harvard sponsored programs, including us, for substantial monthly fees. As of the time HPT Management Services LP may be required to perform under any guaranty, there is no assurance that HPT Management Services LP will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. In such a case, we would be required to accept installment payments over time payable out of the revenues of the operations of HPT Management Services LP. There is no assurance that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

JOINT VENTURE INVESTMENTS

        We are likely to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties as well as affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets. In this connection, we may enter into joint ventures with other Behringer Harvard sponsored programs. We also may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, Behringer Advisors will evaluate the real property that such joint venture owns or is being formed to own under the same criteria as our other potential investments.

        We intend to enter into joint ventures with other Behringer Harvard sponsored programs for the acquisition of properties, but we may only do so provided that:

        o a majority of our directors, including a majority of the independent directors, approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by other joint venturers; and
        o we will have a right of first refusal to buy if such co-venturer elects to sell its interest in the property held by the joint venture.

        In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Entering into joint ventures with other Behringer Harvard sponsored programs will result in certain conflicts of interest.

        We expect that from time to time our advisor will be presented with an opportunity to purchase all or a portion of a mixed-use property. In such instances, it is possible that we would work in concert with other Behringer Harvard sponsored programs to apportion the assets within the property among us and the other Behringer Harvard sponsored programs in accordance with the investment objectives of the various programs. After such apportionment, the mixed-use property would be owned by two or more Behringer Harvard sponsored programs or joint ventures comprised of Behringer Harvard sponsored programs. The negotiation of how to divide the property among the various Behringer Harvard sponsored programs will not be arm's-length and conflicts of interest will arise in the process. It is possible that in connection with the purchase of a mixed-use property or in the course of negotiations with other Behringer Harvard sponsored programs to allocate portions of such mixed-use property, we may be required to purchase a property that we would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our advisor considers desirable. Although independent appraisals of the assets comprising the mixed-use property will be conducted prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm's-length transaction with an unaffiliated third-party.

SECTION 1031 EXCHANGE TRANSACTIONS

        Behringer Holdings or its affiliates sponsor private offerings of tenant-in-common interests through special purpose entities (a "Behringer Exchange LLC") for the purpose of facilitating the acquisition of real estate properties to be owned in co-tenancy arrangements with persons, referred to herein as "1031 Participants," who wish to invest the proceeds from a prior sale of real estate in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. We refer to these transactions as "Section 1031 TIC Transactions." Typically, in such a transaction, a Behringer Exchange LLC (many times along with a Behringer Harvard fund such as us) will purchase a property directly from a seller. The Behringer Exchange LLC then will sell to the 1031 Participants its portion of such purchase as tenant-in-common interests in the property. The price paid by the 1031 Participants for such interests will be higher than that paid by the Behringer Exchange LLC or by us.

        The majority of our portfolio acquisitions made to date have been made with Behringer Harvard Exchange Entities in Section 1031 TIC Transactions, and we expect that many of our future acquisitions will be made in similar transactions. Our management believes that there are benefits to the publicly held Behringer Harvard sponsored programs in participating in the Section 1031 TIC Transactions sponsored by Behringer Holdings or its affiliates. The Section 1031 TIC Transactions provide opportunities for us to become co-investors in properties at the sponsor's cost, in contrast to the higher prices paid to a Behringer Harvard Exchange Entity by third-party tenant-in-common participants for comparable tenant-in-common interests. Participation in these transactions may permit us to (i) invest proceeds of public offerings of stock earlier than we might otherwise be able to do if we were required to acquire the entire property, (ii) obtain increased portfolio diversification by applying our capital in lesser amounts over a greater number of properties, (iii) acquire interests in properties that we would be unable to acquire using only our own capital resources, and (iv) have opportunities to increase our interests in the related properties pursuant to certain purchase options granted to us as a result of our affiliation with the sponsor of the Section 1031 TIC Transaction.

        Properties acquired by a Behringer Exchange LLC in connection with the
Section 1031 TIC Transactions generally are financed by obtaining a new first mortgage secured by the property acquired. In order to finance the remainder of the purchase price for properties to be acquired, a Behringer Exchange LLC may obtain a short-term loan from an institutional lender for each property. Following its acquisition of a property, the Behringer Exchange LLC seeks to sell co-tenancy interests to 1031 Participants, the proceeds of which are used to repay any short-term loan. At the closing of each property acquired by a Behringer Exchange LLC, we may enter into a contractual arrangement, providing that (i) in the event that the Behringer Exchange LLC is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Exchange LLC's cost, any co-tenancy interests remaining unsold; (ii) we will guarantee the short-term loan associated with the purchase of the property; and/or (iii) we will provide security for the guarantee of such loan. In connection with such transactions, we also may enter into one or more contractual arrangements obligating us to purchase co-tenancy interests in a particular property directly from the 1031 Participants. The Behringer Exchange LLC will pay us a fee in consideration for our agreeing to do
(ii) or (iii) above. Generally, the amount of the fee will be equal to 1% of the amount of the obligation to which we are exposed or the amount of the short-term loan obtained by the Behringer Exchange LLC.

        Our board of directors, including a majority of our independent directors, must approve each property or tenant-in-common interest acquired by us pursuant to any Section 1031 TIC Transaction. Accordingly, we will only participate in a Section 1031 TIC Transaction where the property purchased meets our investment objectives. Under any such program, we would not execute any agreement providing for the potential purchase of any unsold co-tenancy interests from a Behringer Exchange LLC or any co-tenancy interests directly from the 1031 Participants until a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, approve of the transaction as being fair, competitive and commercially reasonable to us and at a price to us no greater than the cost of the co-tenancy interests to the Behringer Exchange LLC. If the price to us would be in excess of such cost, our directors must find substantial justification for such excess and that such excess is reasonable. In addition, under any such program, we will require that a fair market value appraisal for each property must be obtained from an independent expert selected by our independent directors and in no event would we purchase co-tenancy interests at a price that exceeds the current appraised value of the property interests.

        All purchasers of co-tenancy interests, including us, execute a tenant-in-common agreement with the other purchasers of co-tenancy interests in the property and a property management agreement providing for the property management and leasing of the property by HPT Management Services LP, our property manager, or its subsidiaries. The tenant-in-common agreement generally would provide that all significant decisions, such as the sale, exchange, lease, re-lease of the property, or any loans or modifications of any loans related to the property, require unanimous approval of all tenant-in-common owners, subject to the deemed consent for failure to respond to any request for consent prior to the applicable deadline and our right to purchase the interests of owners who fail to consent with the majority. The tenant-in-common agreement generally also would provide a first purchase right to us and options for us to purchase the interests of the other owners at any time within the last year of any mortgage loan on the related property or after we announce our intention to liquidate our portfolio or list our equity on a stock exchange. In addition, the tenant-in-common agreement would provide for the payment of property management fees to HPT Management of up to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the property. Accordingly, in the event that we purchase co-tenancy interests pursuant to one or more of these contractual arrangements, we would be subject to various risks associated with co-tenancy arrangements that are not otherwise present in real estate investments, such as the risk that the interests of the 1031 Participants will become adverse to our interests.

MAKING LOANS AND INVESTMENTS IN MORTGAGES

        We may, from time to time, make mortgage loans, short-term loans in connection with Section 1031 TIC Transactions, and other loans relating to real property, including loans in connection with the acquisition of investments in entities that own real property. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may invest in mortgage loans (including but not limited to investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate. We currently do not expect to make significant investments in loans, although we are not limited as to the amount of gross offering proceeds that we may apply to our loan investments. We will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser except for mortgage loans insured or guaranteed by a government or government agency. We will maintain each appraisal in our records for at least five years, and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder's expense. In addition to the appraisal, we will seek to obtain a customary lender's title insurance policy or commitment as to the priority of the mortgage or condition of the title.

        We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, unless we find substantial justification due to the presence of other underwriting criteria.

BORROWING POLICIES

        We intend to use debt secured by real estate as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. By operating on a leveraged basis, management expects that we will have more funds available for investment in properties and other investments. This will enable us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although management expects the liability for the repayment of indebtedness to be limited to the value of the property securing the liability and to the rents or profits derived therefrom, there can be no assurance that lender recourse will be limited to the property financed by that lender. Furthermore, the use of leverage increases the risk of default on the mortgage payments and a subsequent foreclosure of a particular property. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. From time to time, when interest rates are deemed to be favorably low, we may enter into rate lock agreements that allow us to fix an interest rate for future loans during a specified period of time. We will incur certain costs associated with such rate lock agreements and, if we fail to enter into a loan during the specified time, may forfeit certain deposits made to secure such arrangements.

        There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess is approved by a majority of our independent directors, in which case we will disclose the excess borrowing to our stockholders in our next quarterly report, including the justification for such excess.

        We expect to borrow up to 55% of the aggregate value of our assets if interest rates and loan terms are favorable. Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets as of the date of any borrowing, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual properties and only will apply once we have invested most of the capital from our offerings of common stock. As a result, it can be expected that, with respect to the acquisition of one or more of our properties, we may incur indebtedness of more than 55% of the asset value of the property acquired, and that our debt levels likely will be higher until we have invested most of the capital from our offerings of common stock. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2004, we had an aggregate debt leverage ratio of 42% of the value of our total assets.

        We may not borrow money from any of our directors or from Behringer Advisors and its affiliates unless such loan is approved by a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction upon a determination by such directors that the transaction is fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.

        For services in connection with the origination or refinancing of any debt financing obtained by or for us, we will pay our advisor a debt financing fee equal to 1% of the amount available under such financing. Debt financing fees payable from loan proceeds from permanent financing will be paid to our advisor as we acquire such permanent financing. In the event our advisor subcontracts with a third-party for the provision of financing coordination services with respect to a particular financing or financings, the advisor will compensate the third-party through the debt financing fee.

CONFLICTS OF INTEREST

        We are subject to various conflicts of interest arising out of our relationship with Behringer Advisors, our advisor, and our other affiliates, including conflicts related to the arrangements pursuant to which Behringer

Advisors and its affiliates are compensated by us. Our agreements and arrangements with our advisor and its affiliates, including those relating to compensation, are not the result of arm's-length negotiations.

        Our advisor and its affiliates try to balance our interests with their duties to other Behringer Harvard sponsored programs. However, to the extent that our advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to investors and the value of our stock. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by us and our subsidiaries.

        Every transaction that we enter into with Behringer Advisors or its affiliates is subject to an inherent conflict of interest. Certain of these conflicts of interest are mentioned below or in the prospectus for the Current Offering. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Behringer Advisors or any of its affiliates. A majority of the independent directors who are otherwise disinterested in the transaction must approve each transaction between us and Behringer Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

     INTERESTS IN OTHER REAL ESTATE PROGRAMS

        Behringer Advisors and its partners, officers, employees or affiliates are advisors or general partners of other Behringer Harvard programs, including partnerships and other programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Behringer Advisors and such officers, employees or affiliates have legal and financial obligations with respect to these programs that are similar to their obligations to us. As general partners, they may have contingent liability for the obligations of programs structured as partnerships, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

        Currently, affiliates of Behringer Advisors recently sponsored two public real estate programs with similar investment objectives as ours, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP. The public offerings with respect to those programs terminated on February 19, 2005. In addition, affiliates of Behringer Advisors are sponsoring a public offering by a newly formed entity, Behringer Harvard Opportunity REIT I, Inc. In addition, affiliates of Behringer Advisors are sponsoring private offerings of real estate programs that have investment objectives similar to ours. Robert M. Behringer, our founder, President, Chief Executive Officer and Chief Investment Officer, and his affiliates also have sponsored other privately offered real estate programs that have a mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, that are substantially similar to ours, and which are still operating and may acquire additional properties in the future. Behringer Advisors and its affiliates will likely experience conflicts of interest as they simultaneously perform services for us and other Behringer Harvard sponsored programs. However, to date, the investment strategies of the various Behringer Harvard sponsored programs have differed enough that there has not been a significant conflict of interest in the allocation of properties.

        In the event that we, or any other Behringer Harvard program or other entity formed or managed by Behringer Advisors or its affiliates, are in the market for investments similar to those we intend to make, Behringer Advisors will review the investment portfolio of each such affiliated entity prior to making a decision as to which Behringer Harvard program will purchase such properties or make or invest in such mortgage loans.

        Behringer Advisors or its affiliates may acquire, for its own account or for private placement, properties that it deems not suitable for purchase by us, whether because of the greater degree of risk, the complexity of structuring inherent in such transactions, financing considerations or for other reasons, including properties with potential for attractive investment returns.

     OTHER ACTIVITIES OF BEHRINGER ADVISORS AND ITS AFFILIATES

        We rely on Behringer Advisors for the day-to-day operation of our business. As a result of the interests of members of its management in other Behringer Harvard sponsored programs and the fact that they have also engaged and will continue to engage in other business activities, Behringer Advisors and its affiliates will have conflicts of interest in allocating their time between us and other Behringer Harvard sponsored programs and other activities in which they are involved. However, Behringer Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer Harvard sponsored programs and other ventures in which they are involved.

        In addition, each of our executive officers, including Robert M. Behringer, who also serves as the chairman of our board of directors, are also officers of our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

        Behringer Advisors or any of its affiliates may temporarily enter into contracts relating to investment in properties, all or a portion of which is to be assigned to us prior to closing, or may purchase property in their own name and temporarily hold title for us provided that such property or applicable portion thereof is purchased by us at a price no greater than the cost of such property, including acquisition and carrying costs, to Behringer Advisors or its affiliate. Further, Behringer Advisors or such affiliate may not have held title to any such property on our behalf for more than twelve months prior to the commencement of the Current Offering; Behringer Advisors or its affiliates will not sell property to us if the cost of the property exceeds the funds reasonably anticipated to be available for us to purchase any such property; and all profits and losses during the period any such property is held by Behringer Advisors or its affiliates will accrue to us. In no event may we loan funds to Behringer Advisors or any of its affiliates (other than in connection with certain mortgage loans approved by a majority of our independent directors), or enter into agreements with Behringer Advisors or its affiliates for the provision of insurance covering us or any of our properties.

     COMPETITION IN ACQUIRING PROPERTIES, FINDING TENANTS AND SELLING PROPERTIES

        Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where properties owned by other Behringer Harvard sponsored programs are located. In such a case, a conflict could arise in the leasing of properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time, including in particular in the event another Behringer Harvard sponsored program liquidates at the same time we do. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers as well as under other circumstances. Our executive officers and the executive officers of our advisor also are the executive officers of other advisors of Behringer Harvard sponsored REITs, the general partners of limited partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common ownership. Additionally, the executive officers of our advisor are executive officers of HPT Management Services LP, our property manager. There is a risk that a potential investment would be suitable for one or more other Behringer Harvard sponsored programs, in which case the executive officers of our advisor will have a conflict of interest in allocation of the investment to us or another program. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. Additionally, our property manager may cause a prospective tenant to enter into a lease for property owned by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure our stockholders that our best interests will be met when officers and employees acting on behalf of our advisor or property manager and on behalf of managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate. Our advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties. Furthermore, although our sponsor generally seeks to reduce conflicts that may arise between its various programs by avoiding simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties or are otherwise potentially subject to a conflict of interest.

     AFFILIATED PROPERTY MANAGER

        Our properties are managed and leased by HPT Management Services LP, our affiliated property manager. Our agreement with HPT Management Services LP has a seven-year term ending February 14, 2010, and shall continue thereafter for successive seven-year renewal periods unless terminated by HPT Management Services LP by written notice at least 30 days prior to the expiration date of such term. Notwithstanding the foregoing, we can terminate the agreement only in the event of gross negligence or willful misconduct on the part of HPT Management Services LP. HPT Management Services LP also serves as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

        Every transaction that we enter into with Behringer Advisors or its affiliates is subject to an inherent conflict of interest, certain of these conflicts of interest are mentioned below or in the prospectus for the Current Offering. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and Behringer Advisors or any of its affiliates. A majority of the independent directors who are otherwise disinterested in the transaction must approve each transaction between us and Behringer Advisors or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

     CERTAIN CONFLICT RESOLUTION PROCEDURES

        In order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with Behringer Advisors and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

        o We will not purchase or lease properties in which Behringer Advisors, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value. We will not sell or lease properties to Behringer Advisors, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, determines the transaction is fair and reasonable to us.

        o We will not make any loans to Behringer Advisors, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving Behringer Advisors, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, Behringer

                Advisors, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

        o Behringer Advisors and its affiliates shall be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation that for any year in which we qualify as a REIT, Behringer Advisors must reimburse us for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the previous fiscal year exceeds the greater of: (i) 2% of our average invested assets for that fiscal year, or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

        o In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by Behringer Advisors, for both us and one or more other public or private entities affiliated with Behringer Advisors and its affiliates, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It shall be the duty of our board of directors, including the independent directors, to insure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, Behringer Advisors, subject to approval by our board of directors, shall examine, among others, the following factors:

                - the anticipated cash flow of the property to be acquired and the cash requirements of each program;

                - the effect of the acquisition both on diversification of each program's investments by type of property and geographic area and on diversification of the tenants of its properties;

                - the policy of each program relating to leverage of properties;

                -       the income tax effects of the purchase to each program;

                -       the size of the investment; and

                - the amount of funds available to each program and the length of time such funds have been available for investment.

        o If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our board of directors and Behringer Advisors, to be more appropriate for a program other than the program that committed to make the investment, Behringer Advisors may determine that another program affiliated with Behringer Advisors or its affiliates will make the investment. Our board of directors has a duty to ensure that the method used by Behringer Advisors for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

        o We will not accept goods or services from Behringer Advisors or its affiliates or enter into any other transaction with Behringer Advisors or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

        Our performance is subject to additional risks as have been listed in the "Risk Factors" section of our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission, in connection with our sale of common stock in the Current Offering. Some of these risks are listed in the "Forward-Looking Statements" section of this Annual Report.

COMPETITION

        Our properties are all located in areas that include highly competitive properties. The number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at any of our properties or at newly acquired (or developed) properties, and the amount of rent we can charge at our properties. We compete with many property owners, such as corporations, limited partnerships, individual owners, other real estate investment trusts, insurance companies and pension funds. We also compete with properties owned by other Behringer Harvard programs. Many of our competitors have greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Advisors.

EMPLOYEES

        We have no direct employees. The employees of Behringer Advisors and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting and asset management. Employees of Behringer Securities, our affiliated dealer manager, perform wholesale brokerage and investor relations services.

        We are dependent on our affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

AVAILABLE INFORMATION

        We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). We have also filed a registrant statement in connection with our Current Offering with the SEC. Copies of our filings with the SEC may be obtained from our website at http://www.bhfunds.com or at the SEC's website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 2.   PROPERTIES.

     GENERAL

        Our investments in real estate generally will take the form of holding fee title or a long-term leasehold estate. We will acquire such interests either directly through Behringer OP I or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons. We are not limited in the number or size of properties we may acquire or on the percentage of net proceeds of our public offerings of common stock that we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire properties and the amount of proceeds raised our public offering.

     PROPERTIES

        As of December 31, 2004, we owned the following property:

                                                      Approx. Rentable
        Property Name              Location            Square Footage            Description
        ------------------   ---------------------   ------------------  ----------------------------
        Cyprus Building       Englewood, Colorado          153,048          4-story office building

        As of December 31, 2004, we owned tenant-in-common interests in the following properties:

                                                      Approx. Rentable                                    Tenant-in-Common
     Property Name               Location              Square Footage              Description                Interest
------------------------  ------------------------  ---------------------  ----------------------------  ------------------
Minnesota Center           Bloomington, Minnesota          276,425           14-story office building        14.467600%
Enclave on the Lake            Houston, Texas              171,090            6-story office building        36.312760%
St. Louis Place             St. Louis, Missouri            337,088           20-story office building        35.709251%
Colorado Building              Washington, D.C.            121,701           11-story office building        79.475200%
Travis Tower                    Houston, Texas             507,470           21-story office building        60.430229%
Pratt Building               Baltimore, Maryland           368,194           24-story office building        50.679950%

        Pursuant to the SEC's rules, for each subsequent property acquisition for which we are required to file a current report, we will file a current report on Form 8-K containing information regarding the property acquired, the financial statements related thereto and other pertinent information related to such property.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

        There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Current Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a maximum price of $9.50 per share pursuant to our distribution reinvestment plan.

        Unless and until our shares are listed on a national securities exchange or are included for quotation on The Nasdaq Stock Market, it is not expected that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. Until three full fiscal years after the later of the completion of the Current Offering and any subsequent offering of shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning three full fiscal years after the completion of the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate. Persons independent of us and independent of our advisor will perform such valuations.

SHARE REDEMPTION PROGRAM

        Our board of directors has authorized a common share redemption program for our investors. Our share redemption program is described in detail in the prospectus, as supplemented, for the Current Offering. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan.

        Our share redemption program is available only for stockholders who purchase their shares directly from us or certain transferees, and is not intended to provide liquidity to any stockholder who acquired his shares by purchase from another stockholder. Our share redemption program is only intended to provide interim liquidity for our stockholders until a secondary market develops for the shares. No such market presently exists, and there is no assurance that a market for our shares will ever develop. Neither our advisor, any member of our board of directors nor any of their affiliates will receive any fee on the repurchase of shares by us pursuant to the share redemption program.

        The shares we purchase under the share redemption program will be cancelled, and will have the status of authorized but unissued shares. We will not reissue such shares unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws.

        Our share redemption program in no way limits our ability to repurchase shares from stockholders by any other legally available means for any reason that the advisor, in its discretion, deems to be in our best interest.

HOLDERS

        As of March 15, 2005, we had 17,112,143 shares of common stock outstanding held by a total of approximately 4,848 stockholders.

DISTRIBUTIONS

        We are making an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We currently declare distributions on a daily basis and pay them on a monthly basis and intend to continue doing so. This daily declaration process results in investors being eligible to earn distributions immediately upon admittance as stockholders. Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow. Of the amounts distributed by us in 2004, 91.3% represented a return of capital and 8.7% were ordinary distributions. The following table shows the distributions declared and paid for the fiscal years ended December 31, 2004 and December 31, 2003:

                                        Distributions       Distributions
                      2004                Declared              Paid
                ------------------   ------------------    ---------------
                First Quarter        $         265,859     $      194,807
                Second Quarter                 554,010            442,117
                Third Quarter                1,089,066            888,658
                Fourth Quarter               1,875,120          1,560,535
                                     ------------------    ---------------
                                     $       3,784,055     $    3,086,117
                                     ==================    ===============

                                        Distributions       Distributions
                      2004                Declared              Paid
                ------------------   ------------------    ---------------
                First Quarter        $               -     $            -
                Second Quarter                       -                  -
                Third Quarter                        -                  -
                Fourth Quarter                  91,408             49,414
                                     ------------------    ---------------
                                     $          91,408     $       49,414
                                     ==================    ===============

        There were no distributions declared or paid during the fiscal year ended December 31, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

        We issued 20,000 shares of our common stock to Behringer Holdings in conjunction with our inception in 2002. These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

        As of December 31, 2004, we had sold the following securities pursuant to the Initial Offering (declared effective February 19, 2003, SEC Registration No. 333-91532) for the following aggregate offering prices:

        o       12,954,522 shares on a best efforts basis for $129,248,538; and
        o 134,760 shares pursuant to our distribution reinvestment plan for $1,345,940.

        The total of shares sold and gross offering proceeds realized pursuant to the Initial Offering as of December 31, 2004 were 13,089,282 shares for $130,594,477. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 20,000 shares of common stock purchased by Behringer Holdings in a private placement in 2002, prior to the commencement of the Initial Offering.

        From the commencement of the Initial Offering through December 31, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Initial Offering:

                    TYPE OF EXPENSE                       AMOUNT
                ------------------------           ---------------------

                Other expenses to affiliates *     $         15,387,758
                Other expenses to non-affiliates                 14,386
                                                   ---------------------

                Total expenses                     $         15,402,144
                                                   =====================

-----------------------
*Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        From the commencement of the Initial Offering through December 31, 2004, the net offering proceeds to us from the Initial Offering, after deducting the total expenses paid and accrued described above, were $115,192,333.

        From the commencement of the Initial Offering through December 31, 2004, we had used $73,663,759 of such net offering proceeds to purchase real estate, including tenant-in-common interests, net of the mortgages payable. Of the amount used for the purchase of these investments, $5,323,226 was paid to Behringer Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides information regarding our equity compensation plans as of December 31, 2004:

-------------------------- ---------------------------- ------------------------- ---------------------------------
                           Number of securities to be   Weighted-average
                           issued upon exercise of      exercise price of         Number of securities remaining
                           outstanding options,         outstanding options,      available for future issuance
Plan Category              warrants and rights          warrants and rights       under equity compensation plans
-------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation                              9,000                    $12.00                       11,991,000*
plans approved by
security holders
-------------------------- ---------------------------- ------------------------- ---------------------------------
Equity compensation
plans not approved by
security holders                                   N/A                       N/A                               N/A
-------------------------- ---------------------------- ------------------------- ---------------------------------
Total                                            9,000                    $12.00                       11,991,000*
-------------------------- ---------------------------- ------------------------- ---------------------------------

-----------------------
* Includes 10,000,000 shares authorized for issuance pursuant to options not yet granted under our 2002 Employee Stock Option Plan, 991,000 shares authorized for issuance pursuant to options not yet granted under our Non-Employee Director Stock Option Plan, and 1,000,000 shares authorized under our Non-Employee Director Warrant Plan.

ITEM 6.   SELECTED FINANCIAL DATA.

        We were formed in June 2002, and did not commence operations until October 2003, when we accepted the minimum amount of subscriptions pursuant to the Initial Offering and made our first real estate investment. Accordingly, the following selected financial data for the year ended December 31, 2004 is not comparable to the year ended December 31, 2003 or the period from inception (June 28, 2002) through December 31, 2002. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

                                                                                                               From inception
                                                                                                               (June 28, 2002)
                                                               Year ended               Year ended                 through
                                                            December 31, 2004        December 31, 2003        December 31, 2002
                                                          -----------------------------------------------------------------------
Total assets                                               $       198,888,433      $        11,684,541      $           197,295
                                                          =====================    =====================    =====================

Long-term debt obligations                                 $        82,353,955      $         4,332,656      $                 -
Other liabilities                                                    6,613,140                  280,514                        -
Stockholders' equity                                               109,921,338                7,071,371                  197,295
                                                          ---------------------    ---------------------    ---------------------
Total liabilities and stockholders' equity                 $       198,888,433      $        11,684,541      $           197,295
                                                          =====================    =====================    =====================

Rental revenues (1)                                        $           129,981      $                 -      $                 -

Property operating expense (1)                                           1,959                        -                        -
Interest (2)                                                         1,689,994                   60,833                        -
Rate lock extension expense (3)                                        525,000                        -                        -
Real estate taxes (1)                                                   19,967                        -                        -
Property management fees (4)                                           205,515                    7,148                        -
Asset management fees (4)                                               89,596                    3,072                        -
Organization expenses                                                  217,897                   17,575                        -
General and administrative                                             711,603                  222,648                    3,805
                                                          ---------------------    ---------------------    ---------------------
Total expenses                                                       3,461,531                  311,276                    3,805

Interest income                                                        389,737                    3,767                    1,100
Equity in investments of tenant-in-common interests (5)              1,402,847                   18,176                        -
                                                          ---------------------    ---------------------    ---------------------
Net loss                                                  $         (1,538,966)     $          (289,333)     $            (2,705)
                                                          =====================    =====================    =====================

Loss per share                                            $              (0.29)     $             (2.03)     $             (0.14)

------------------------------
(1) Rental revenues, property operating expense, and real estate taxes for the year ended December 31,2004 are from our 100% direct ownership of the Cyprus Building, acquired on December 16, 2004.

(2) Interest includes our proportionate share of mortgage interest expense and deferred financing fees from our six tenant-in-common-interest investments.

(3) Rate lock extension expense represents $525,000 of non-refundable fees related to interest rate lock deposits on future borrowings for future acquisitions.

(4) Property and asset management fees includes our proportionate share of these fees from our six tenant-in-common interest investments and our directly owned property.

(5) In 2004, we recorded $1,402,847 of equity in earnings from our undivided tenant-in-common interest investments. Our equity in earnings from these tenant-in-common interest investments is our proportionate share of the following earnings from our tenant-in-common properties for the year ended December 31, 2004:

                                        MINNESOTA     ENCLAVE ON   ST. LOUIS     COLORADO     TRAVIS        PRATT
                                          CENTER       THE LAKE      PLACE       BUILDING      TOWER        BUILDING       TOTAL
                                       ------------- ------------ ------------ ------------ ------------ ------------- -------------
Revenue                                  $6,857,468   $3,049,976   $2,698,909   $1,649,088   $2,247,989    $  308,917   $16,812,347

Operating expenses:
Operating expenses                        1,899,743      639,202      809,355      455,957      601,285       130,910     4,536,452
Property taxes                            1,175,329      442,535      196,544      247,267      266,394             -     2,328,069
                                       ------------- ------------ ------------ ------------ ------------ ------------- -------------
Total operating expenses                  3,075,072    1,081,737    1,005,899      703,224      867,679       130,910     6,864,521

                                       ------------- ------------ ------------ ------------ ------------ ------------- -------------
Operating income                         $3,782,396   $1,968,239   $1,693,010   $  945,864   $1,380,310    $  178,007   $ 9,947,826
                                       ------------- ------------ ------------ ------------ ------------ ------------- -------------

Non-operating (income) expenses
Depreciation and amortization             2,704,898    1,100,893      888,922      643,906      850,812             -     6,189,431
(Interest income)/bank fees, net             (9,716)      26,977       (5,108)         (14)      (5,210)            -         6,929
                                       ------------- ------------ ------------ ------------ ------------ ------------- -------------
Total non-operating (income) expenses     2,695,182    1,127,870      883,814      643,892      845,602             -     6,196,360

Net income                               $1,087,214   $  840,369   $  809,196   $  301,972   $  534,708    $  178,007   $ 3,751,466
                                       ============= ============ ============ ============ ============ ============= =============

Company's share of net income            $  157,294   $  305,161   $  288,958   $  239,994   $  321,226    $   90,214   $ 1,402,847
                                       ============= ============ ============ ============ ============ ============= =============

Company's share of depreciation
   and amortization (1)                  $  433,363   $  399,765   $  339,438   $  472,923   $  479,234    $        -   $ 2,124,723


Weighted average shares outstanding                                                                                       5,358,697

------------------------------
(1) Our share of depreciation and amortization includes above and below market lease amortization which is recorded as an adjustment to revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     INVESTMENTS IN TENANT-IN-COMMON INTERESTS

        As of December 31, 2004, the "Investments in tenant-in-common interests" on our balance sheet consists of our undivided tenant-in-common interests in various office buildings. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP 78-9") "Accounting for Investments in Real Estate Ventures."

        We account for these investments using the equity method of accounting in accordance with SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.

     INVESTMENT IMPAIRMENTS

        For real estate we own directly, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. No impairment charges have been taken in 2003 or 2004.

     REAL ESTATE

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

OVERVIEW

        We are organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease each property to one or more tenants. In addition, we may make or purchase mortgage loans secured by the types of properties we may acquire directly. We operate as a real estate investment trust, or REIT, for federal and state income tax purposes.

        In the year ended December 31, 2004, we purchased one real estate property and tenant-in-common interests in five other properties. As of December 31, 2004, we owned, through direct ownership or tenant-in-common interests, a portfolio of seven properties located in Minnesota, Missouri, Texas, Colorado, Maryland and Washington, D.C.

        In February 2005, we completed our initial offering of common stock with gross offering proceeds as of December 31, 2004 of $130,594,477. On February 11, 2005, our second public offering was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share which may be distributed pursuant to our distribution reinvestment program.

RESULTS OF OPERATIONS

        At December 31, 2004, we had a 100% direct ownership of one property (the Cyprus Building) and tenant-in-common interests in six additional properties. At December 31, 2003, we owned a tenant-in-common interest in only one property. Accordingly, our results of operations for the fiscal year ended December 31, 2004, as compared to the fiscal year ended December 31, 2003, reflect significant increases in all categories.

FISCAL YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

        REVENUE. Rental revenue for the year ended December 31, 2004 of $129,981 was from the Cyprus Building, a 100% directly owned property, which we acquired on December 16, 2004. During the year ended December 31, 2003, we did not have any rental revenue. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

        OPERATING EXPENSE. Property operating expenses for the year ended December 31, 2004 were $1,959 and were comprised of operating expenses from the Cyprus Building, a 100% directly owned property, that we acquired on December 16, 2004. During the year ended December 31, 2003, we did not have any property operating expenses. Management expects increases in property operating expenses in the future as we purchase additional real estate properties. Under the accounting policies described above, operating expenses of properties in which we own a tenant-in-common interest are not recorded as operating expenses to us.

        INTEREST EXPENSE. Interest expense for the year ended December 31, 2004 was $1,689,994 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with all six of our tenant-in-common interest investments. During the year ended December 31, 2003, interest expense was $60,833 and was comprised of interest expense and amortization of deferred financing fees related to our mortgage associated with our tenant-in-common interest in the Minnesota Center. Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

        RATE LOCK EXTENSION EXPENSE. Rate lock extension expense for the year ended December 31, 2004 was $525,000 and represented non-refundable fees related to interest rate lock deposits on future borrowings for future acquisitions. There was no rate lock extension expense for the year ended December 31, 2003. We may or may not enter into similar rate lock agreements with such fees in the future.

        PROPERTY MANAGEMENT FEES. Property management fees for the year ended December 31, 2004 were $205,515 and were comprised of property management fees associated with the Cyprus Building and all six of our tenant-in-common interest investments. During the year ended December 31, 2003, property management fees were $7,148 and were comprised of property management fees related to our tenant-in-common interest in the Minnesota Center. Management expects increases in property management fees in the future as we invest in additional real estate properties.

        ASSET MANAGEMENT FEES. Asset management fees for the year ended December 31, 2004 were $89,596 and were comprised of asset management fees associated with the Cyprus Building and all six of our tenant-in-common interest investments. During the year ended December 31, 2003, asset management fees were $3,072 and were comprised of asset management fees related to our tenant-in-common interest in the Minnesota Center. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

        ORGANIZATION EXPENSE. Organization expense for the year ended December 31, 2004 was $217,897 and was comprised of reimbursements to our advisor in fiscal year 2004 related to organizational costs our advisor paid on our behalf. This represents a portion of the 2.5% of gross offering proceeds paid to our advisor for reimbursement of organization and offering expenses incurred in connection with the Initial Offering. During the year ended December 31, 2003, organization expense was $17,575. As of December 31, 2004, all organization expenses incurred by our advisor have been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

        GENERAL & ADMINISTRATIVE EXPENSE. General and administrative expense for the year ended December 31, 2004 was $711,603 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the year ended December 31, 2003, these expenses totaled $222,648. The lower amount in 2003 was due to less corporate activity in that fiscal year.

        INTEREST INCOME. Interest income for the year ended December 31, 2004 was $389,737 and was comprised of interest income associated with funds on deposits with banks. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the year ended December 31, 2003, we earned $3,767 in interest income, a significantly lower amount than in 2004 due to the lower cash balances on deposit with banks.

        EQUITY IN EARNINGS OF INVESTMENTS IN TENANT-IN-COMMON INTERESTS. Equity in earnings of investments in tenant-in-common interests for the year ended December 31, 2004 were $1,402,847 and were comprised of our share of equity in the earnings of all six of our tenant-in-common interests. During the year ended December 31, 2003, we owned only one tenant-in-common interest in the Minnesota Center, resulting in equity in earnings of investments in tenant-in-common interests of $18,176.

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE PERIOD OF JUNE 28, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

        We commenced active operations when we received and accepted subscriptions for a minimum of $2,500,000 pursuant to the Initial Offering on October 1, 2003 and made our first real estate acquisition on October 15, 2003 with the purchase of an undivided 14.4676% tenant-in-common interest in the Minnesota Center. As a result, our consolidated financial results for the year ended December 31, 2003 are not comparable to results for the period from June 28, 2002 (date of inception) through December 31, 2002.

        Results of operations for the year ended December 31, 2003 consisted primarily of the following:

        INTEREST EXPENSE. Interest expense of $60,833, including amortization of financing fees of $2,730, related to our acquisition in October 2003 of a tenant-in-common interest investment in the Minnesota Center.

        PROPERTY MANAGEMENT FEES. Property management fees of $7,148 consisted of property management and leasing fees incurred in relation to our acquisition in October 2003 of a tenant-in-common interest investment in the Minnesota Center.

        ASSET MANAGEMENT FEES. Asset management fees of $3,072 consisted of asset management fees incurred in relation to our acquisition in October 2003 of a tenant-in-common interest investment in the Minnesota Center.

        ORGANIZATION EXPENSE. Organization expense for the year ended December 31, 2003 was $17,575 and was comprised of reimbursements to our advisor related to organizational costs it paid on our behalf. This represents a portion of the 2.5% of gross offering proceeds paid to our advisor for reimbursement of organization and offering expenses incurred in connection with the Initial Offering.

        GENERAL & ADMINISTRATIVE EXPENSES. General and administrative expense of $222,648 included a full year of corporate overhead and administrative start-up expenses.

        INTEREST INCOME. Interest income of $3,767 included a full year of interest income on funds on deposit.

        EQUITY IN EARNINGS OF INVESTMENTS IN TENANT-IN-COMMON INTERESTS. Equity in earnings of investments in tenant-in-common interests of $18,176 represented our interest in the operations of the Minnesota Center for 2.5 months.

        Results in the period from June 28, 2002 (date of inception) through December 31, 2002 consisted of general and administrative start-up expenses and interest income on funds held by us.

CASH FLOW ANALYSIS

        At December 31, 2004, we owned one property and tenant-in-common interests in six properties. At December 31, 2003, we owned a tenant-in-common interest in only one property. As a result, our cash flows for the year ended December 31, 2004 are not comparable to the cash flows for the year ended December 31, 2003.

        Cash flows used in operating activities for the year ended December 31, 2004 were $(148,147) and were primarily comprised of the net loss of $(1,538,966) adjusted for equity in earnings of investments in tenant-in-common interests of $(1,402,847) partially offset by distributions from our investment in tenant-in-common interests of $1,586,299 and changes in working capital accounts of $1,154,986 . During the year ended December 31, 2003, cash flows used in operating activities were $(129,857). The lesser amount in 2003 is primarily due to fewer real estate investments and less corporate activity in that fiscal year.

        Cash flows used in investing activities for the year ended December 31, 2004 were $(157,864,996) and were comprised of purchases of tenant-in-common interests in five properties totaling $(127,526,286), purchase of the Cyprus Building for $(20,645,160) and deposits totaling $(9,693,550) made in connection with the acquisition of a tenant-in-common interest in an office building located in Atlanta, Georgia that closed on January 6, 2005, the acquisition of an office building in Denver, Colorado that closed on February 24, 2005 and rate lock deposits on future borrowings for future acquisitions. During the year ended December 31, 2003, cash flows from investing activities were $(6,441,466) and were comprised primarily of the purchase of a tenant-in-common interest in the Minnesota Center.

        Cash flows from financing activities for the year ended December 31, 2004 were $178,933,430 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $106,851,838 and proceeds from mortgage notes of $78,065,060. During the year ended December 31, 2003, cash flows from financing activities were $11,521,889 and were comprised primarily of funds received from the issuance of stock and proceeds from the mortgage note associated with our tenant-in-common interest in the Minnesota Center.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Current Offering and other offerings of our securities. However, there may be a delay between the sale of our shares and our purchase of properties or mortgage loan investments and receipt of income from such purchase, which could result in a delay in the benefits to our stockholders of returns generated from our operations. We expect that at least 87.1% of the money that stockholders invest in the Current Offering will be used to buy real estate, make or invest in mortgage loans or make other investments and approximately 3.5% of the gross proceeds of the Current Offering will be used for payment of fees and expenses related to the selection and acquisition of the investments and for initial working capital reserves for such properties. The remaining 9.4% will be used to pay acquisition and advisory fees and acquisition expenses. Our advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on our behalf. After a contract for the purchase of a property is executed, the property will not be purchased until the substantial completion of due diligence. During this period, we may decide to temporarily invest any unused proceeds from the Current Offering in investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

        The amount of distributions to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow. Of the amounts distributed by us in 2004, 91.3% represented a return of capital and 8.7% were ordinary distributions.

        We used borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement") to pay a portion of our 14.4676% tenant-in-common interest in the Minnesota Center. The remaining tenant-in-common interests in the Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Minnesota Center Loan Agreement were $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). Certain obligations under the Minnesota Center Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of December 31, 2004, our outstanding principal balance under the Minnesota Center Loan was $4,288,896.

        We used borrowings of $7,262,552 (the "Enclave Loan") under a loan agreement (the "Enclave Loan Agreement") with State Farm Life Insurance Company to pay a portion of the purchase price for our undivided 36.31276% tenant-in-common interest in Enclave on the Lake. The remaining tenant-in-common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Enclave Loan Agreement were $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the Enclave Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan Agreement. The Enclave Loan has a seven-year term. As of December 31, 2004, our outstanding principal balance under the Enclave Loan was $7,208,922.

        We used borrowings of $7,141,850 (the "St. Louis Place Loan") under a loan agreement (the "St. Louis Place Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of our undivided

35.709251% tenant-in-common interest in St. Louis Place. The remaining tenant-in-common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the St. Louis Place Loan Agreement were $20,000,000. The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. Certain obligations under the St. Louis Place Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prohibits prepayment until the earlier of (i) 42 months or (ii) two years after securitization, after which and prior to month 81, it may be defeased. The St. Louis Place Loan Agreement has a seven-year term. As of December 31, 2004, our outstanding principal balance under the St. Louis Place Loan was $7,110,134.

        We used borrowings of $19,868,791 (the "Colorado Property Loan") under a loan agreement (the "Colorado Property Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of our undivided 79.4752% tenant-in-common interest in the Colorado Building. Additional borrowings of $2,384,255 have been made by us under this loan for tenant improvements. The remaining tenant-in-common interests in the Colorado Building were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Colorado Property Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Colorado Property Loan Agreement were $25,000,000. Total additional borrowings of $3,000,000 were available under this loan agreement for tenant improvements and all $3,000,000 had been borrowed as of December 31, 2004. The interest rate under the Colorado Property Loan is fixed at 6.075% per annum. The Colorado Property Loan Agreement requires monthly payments of interest based on a 30-year amortization period, with monthly payments of principal and interest required beginning October 2009 and any unamortized principal due at maturity. Certain obligations under the Colorado Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee from and after the third payment prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten-year term. As of December 31, 2004, our outstanding principal balance under the Colorado Property Loan was $22,253,046.

        We used borrowings of $22,812,411 (the "Travis Tower Loan") under a loan agreement (the "Travis Tower Loan Agreement") with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our undivided 60.430229% tenant-in-common interest in the Travis Tower. The remaining tenant-in-common interests in the Travis Tower were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Travis Tower Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Travis Tower Loan Agreement were $37,750,000. The interest rate under the Travis Tower Loan Agreement is fixed at 5.434% per annum. Certain obligations under the Travis Tower Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Travis Tower Loan Agreement requires a minimum debt coverage ratio of not less than 1.65 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Travis Tower Loan Agreement has a ten-year term. As of December 31, 2004, our outstanding principal balance under the Travis Tower Loan was $22,741,375.

        We used borrowings of $18,751,582 (the "Pratt Loan") under a loan agreement (the "Pratt Loan Agreement") with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 50.67995% tenant-in-common interest in the Pratt Building. The remaining tenant-in-common interests in the Pratt Building were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Pratt Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Pratt Loan Agreement were $37,000,000. The interest rate under the Pratt Loan Agreement is fixed at 5.285% per annum. Certain obligations under the Pratt Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Pratt Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Pratt Loan Agreement has a ten-year term. As of December 31, 2004, our outstanding principal balance under the Pratt Loan was $18,751,582.

        On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12,000,000 of available borrowings ("the "Revolver"). The Revolver has a two-year term with the option to extend for one additional year. The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the revolver. We can borrow, repay and reborrow again up to the available borrowing limit. As of December 31, 2004, we had no outstanding borrowings under the Revolver.

        We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses plus pay a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and a portion is paid from sales of securities. Of the distributions declared in 2004, 91.3% represented a return of capital and 8.7% was ordinary distributions. Operating cash flows are expected to increase as additional properties are added to the portfolio. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

FUNDS FROM OPERATIONS

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. Funds from operations is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets as offering proceeds become available, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO for the year ended December 31, 2004 is presented below:

                                                        Year ended
                                                    December 31, 2004
                                                --------------------------

        Net loss                                             $ (1,538,966)
        Preferred stock dividends                                       -
                                                --------------------------
        Net loss allocable to common stock                     (1,538,966)


        Real estate depreciation (1)                            1,097,355
        Real estate amortization (1)                            1,027,368
        Gain (loss) on sale of properties                               -
        Impairment of long-lived assets                                 -
        Extraordinary loss                                              -
                                                --------------------------

        Funds from operations (FFO)                          $    585,757
                                                ==========================

        Distributions paid                                   $  3,086,117
        Distributions declared                               $  3,784,055


-----------------------
(1) This represents our proportionate share of the depreciation and amortization expense of the properties in which we own tenant-in-common interests. These expenses are reflected in our equity in earnings from these tenant-in-common investments for the year ended December 31, 2004.

        During 2004, although we made substantial progress in the growth of FFO, our FFO was impacted by start-up costs, fixed costs being a substantial amount in relation to our income, and dilution caused by normal delay in applying the net proceeds of our Initial Offering to the acquisition of assets. In addition, we incurred a one-time charge of $525,000 related to the securing of an interest rate lock for future long-term borrowings. Although this charge impacted FFO in 2004, the rate locked funds are expected to enhance FFO over a 10-year period through the provision of long-term financing at favorable rates to us for future property acquisition. We believe FFO during our ongoing offering of common stock will be positively affected if we are able to promptly apply the net proceeds of such raise to property acquisitions. Conversely, we expect that FFO during our ongoing offering of common stock may suffer to the extent that we are not promptly able to identify and acquire assets that satisfy our investment parameters.

        During 2004, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term during 2005. However, over the long-term we expect that we will make distributions out of FFO (except to the extent of distributions from the sale of our assets). However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may exceed FFO and may result in a significant portion of distributions continuing to represent a return of capital rather than distributions from the results of real estate operations.

OFF-BALANCE SHEET ARRANGEMENTS

        On January 28, 2004, we entered into an agreement with Behringer Holdings (the "Accommodation Agreement") whereby we would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. During February 2004, we placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We or our affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which we make a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs. As of December 31, 2004, we had no loan guarantees outstanding on borrowings by Behringer Holdings.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

        The following table summarizes our contractual obligations as of December 31, 2004:

                                                                             Principal Payments due by period
                                                     ------------------------------------------------------------------------------
                                                          Less than              1-3                3-5             More than
                                        Total              1 year               years              years             5 years
                                  -------------------------------------------------------------------------------------------------
Mortgage notes payable
Minnesota Center                        $  4,288,896           $  51,035         $   112,158       $   126,305        $  3,999,398
Enclave on the Lake                        7,208,922             101,916             221,236           246,654           6,639,116
St. Louis Place                            7,110,134              82,295             180,572           202,908           6,644,359
Colorado Property                         22,253,046                   -                   -            62,072          22,190,974
Travis Tower                              22,741,375             297,600             646,600           718,104          21,079,071
Pratt Building                            18,751,582                   -             229,201           534,064          17,988,317
                                  -------------------------------------------------------------------------------------------------
                                        $ 82,353,955           $ 532,846         $ 1,389,767       $ 1,890,107        $ 78,541,235
                                  =================================================================================================


                                                                             Interest Payments due by period
                                                     ------------------------------------------------------------------------------
                                                          Less than              1-3                3-5             More than
                                        Total              1 year               years              years             5 years
                                  -------------------------------------------------------------------------------------------------
Mortgage notes payable
Minnesota Center                        $  1,530,636         $   267,317         $   524,547       $   510,401        $    228,371
Enclave on the Lake                        2,392,858             390,185             762,966           737,549             502,158
St. Louis Place                            2,763,968             435,838             855,695           833,359             639,076
Colorado Property                         13,135,201           1,370,649           2,741,297         2,744,735           6,278,520
Travis Tower                              11,317,070           1,245,400           2,439,399         2,367,895           5,264,376
Pratt Building                             9,571,613             988,268           2,004,414         1,960,827           4,618,104
                                  -------------------------------------------------------------------------------------------------
                                        $ 40,711,346         $ 4,697,657         $ 9,328,318       $ 9,154,766        $ 17,530,605
                                  =================================================================================================

NEW ACCOUNTING PRONOUNCEMENTS

        FASB No. 123R, "Share-Based Payment," a revision to FASB No. 123 "Accounting for Stock-Based Compensation" was issued in December 2004. The Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. The Statement, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, is not expected to have a material effect on our financial condition, results of operations, or liquidity.

INFLATION

        The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

        We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.  OTHER INFORMATION.

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2005, which will be filed with the Securities and Exchange Commission on or about May 2, 2005, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2005, which will be filed with the Securities and Exchange Commission on or about May 2, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2005, which will be filed with the Securities and Exchange Commission on or about May 2, 2005, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2005, which will be filed with the Securities and Exchange Commission on or about May 2, 2005, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2005, which will be filed with the Securities and Exchange Commission on or about May 2, 2005, and is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     LIST OF DOCUMENTS FILED.

        1.      FINANCIAL STATEMENTS

                The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

        2.      FINANCIAL STATEMENT SCHEDULES

                Report of Independent Registered Public Accounting Firm

                Schedule III Real Estate and Accumulated Depreciation

        3.      EXHIBITS

                The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)     EXHIBITS.

        The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)     FINANCIAL STATEMENT SCHEDULES.

        We are required to file the following separte audited financial statements of our unconsolidated subsidiary which is filed as part of this report:

        The Colorado Building

        All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BEHRINGER HARVARD REIT I, INC.



Dated:   March 31, 2005                 By:     /s/ Robert M. Behringer
                                                --------------------------------
                                                Robert M. Behringer
                                                President, Chief Investment
                                                Officer, Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 2005                                  /s/ Robert M. Behringer
                                                --------------------------------
                                                Robert M. Behringer
                                                President, Chief Investment
                                                Officer, Chief Executive Officer
                                                and Chairman of the Board of
                                                Directors (Principal Executive
                                                Officer)


March 31, 2005                                  /s/ Robert S. Aisner
                                                --------------------------------
                                                Robert S. Aisner
                                                Chief Operating Officer and
                                                Director


March 31, 2005                                  /s/ Gary S. Bresky
                                                --------------------------------
                                                Gary S. Bresky
                                                Chief Financial Officer and
                                                Treasurer (Principal Financial
                                                Officer)


March 31, 2005                                  /s/ Kimberly Arianpour
                                                --------------------------------
                                                Kimberly Arianpour
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)


March 31, 2005                                  /s/ Charles G. Dannis
                                                --------------------------------
                                                Charles G. Dannis
                                                Director


March 31, 2005                                  /s/ Steven W. Partridge
                                                --------------------------------
                                                Steven W. Partridge
                                                Director


March 31, 2005                                  /s/ G. Ronald Witten
                                                --------------------------------
                                                G. Ronald Witten
                                                Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003                F-3

Consolidated Statements of Operations for the Years ended
   December 31, 2004 and 2003 and for the period from
   June 28, 2002 (date of inception) through December 31, 2002              F-4

Consolidated Statements of Stockholders' Equity for the Years ended
   December 31, 2004 and 2003 and for the period from
   June 28, 2002 (date of inception) through December 31, 2002              F-5

Consolidated Statements of Cash Flows for the Years ended
   December 31, 2004 and 2003 and for the period from June 28, 2002
   (date of inception) through December 31, 2002                            F-6

Notes to Consolidated Financial Statements                                  F-7

FINANCIAL STATEMENTS OF THE COLORADO BUILDING

Report of Independent Auditors on Financial Statements of the
   Colorado Building                                                       F-24

The Colorado Building Combined Balance Sheet as of December 31, 2004       F-25

The Colorado Building Combined Statement of Operations for the period
   from August 10, 2004 (date of acquisition) through December 31, 2004    F-26

The Colorado Building Combined Statement of Tenant-in-Common interests for the period from August 10, 2004 (date of acquisition) through
   December 31, 2004                                                       F-27

The Colorado Building Statement of Combined Cash Flows for the period
   from August 10, 2004 (date of acquisition) through December 31, 2004    F-28

Notes to Combined Financial Statements                                     F-29

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on
  Financial Statement Schedules                                             F-35

Schedule III - Real Estate and Accumulated Depreciation                     F-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Behringer Harvard REIT I, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Behringer Harvard REIT I, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from June 28, 2002 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005

                                    BEHRINGER HARVARD REIT I, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            2004            2003
                                                                       -------------   -------------
ASSETS
     REAL ESTATE
     Land                                                              $   2,056,361   $           -
     Buildings                                                            15,500,115               -
     Acquired in-place lease intangibles                                   4,431,302               -
                                                                       -------------   -------------
     TOTAL REAL ESTATE                                                    21,987,778               -

     Cash and cash equivalents                                            26,067,143       5,146,856
     Restricted cash                                                       5,446,643          10,492
     Prepaid expenses and other assets                                       155,473          77,837
     Escrow deposits                                                       9,693,550               -
     Investments in tenant-in-common interests                           133,702,656       6,359,823
     Deferred financing fees, net of accumulated amortization of
        $55,111 and $2,730, respectively                                   1,634,443          89,533
     Receivables from affiliates                                             200,747               -
                                                                       -------------   -------------
TOTAL ASSETS                                                           $ 198,888,433   $  11,684,541
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Mortgages payable                                                 $  82,353,955   $   4,332,656
     Accounts payable                                                        881,296          18,068
     Payables to affiliates                                                        -          76,608
     Acquired below market leases                                          1,236,682               -
     Dividends payable                                                       739,932          41,994
     Accrued liabilities                                                     809,196         133,867
     Subscriptions for common stock                                        2,946,034           9,977
                                                                       -------------   -------------
TOTAL LIABILITIES                                                         88,967,095       4,613,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value per share;
        50,000,000 shares authorized, none outstanding                             -               -
     Common stock, $.0001 par value per share;
        350,000,000 shares authorized, 13,109,282 and
        843,878 shares issued and outstanding at December 31,
        2004 and December 31, 2003, respectively                               1,311              84
     Additional paid-in capital                                          115,626,494       7,454,733
     Cumulative distributions and net loss                                (5,706,467)       (383,446)
                                                                       -------------   -------------
TOTAL STOCKHOLDERS' EQUITY                                               109,921,338       7,071,371
                                                                       -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 198,888,433   $  11,684,541
                                                                       =============   =============

                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 F-3

                                     BEHRINGER HARVARD REIT I, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      FROM INCEPTION
                                                  YEAR                YEAR           (JUNE 28, 2002)
                                                 ENDED                ENDED               THROUGH
                                           DECEMBER 31, 2004    DECEMBER 31, 2003    DECEMBER 31, 2002
                                          -------------------  -------------------  -------------------
Revenues
    Rental revenue                         $         129,981    $               -    $               -
                                          -------------------  -------------------  -------------------
Total revenues                                       129,981                    -

Expenses
    Property operating expense                         1,959                    -                    -
    Interest                                       1,689,994               60,833                    -
    Rate lock extension expense                      525,000                    -                    -
    Real estate taxes                                 19,967                    -                    -
    Property management fees                         205,515                7,148                    -
    Asset management fees                             89,596                3,072                    -
    Organization expenses                            217,897               17,575                    -
    General and administrative                       711,603              222,648                3,805
                                          -------------------  -------------------  -------------------
Total expenses                                     3,461,531              311,276                3,805
                                          -------------------  -------------------  -------------------

Operating loss                                    (3,331,550)            (311,276)              (3,805)

Other income
    Interest income                                  389,737                3,767                1,100
    Equity in earnings of investments
      in tenant-in-common interests                1,402,847               18,176                    -
                                          -------------------  -------------------  -------------------
Total other income                                 1,792,584               21,943                1,100

                                          -------------------  -------------------  -------------------
Net loss                                   $      (1,538,966)   $        (289,333)   $          (2,705)
                                          ===================  ===================  ===================

Basic and diluted weighted
   average shares outstanding                      5,358,697              142,430               20,000

Basic and diluted loss per share           $           (0.29)   $           (2.03)   $           (0.14)


                             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  F-4


                                                   BEHRINGER HARVARD REIT I, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Peferred Stock       Common Stock                    Cumulative
                                                ------------------- ---------------------  Additional  Distributions    Total
                                                 Number      Par      Number      Par        Paid-in       and       Stockholders'
                                                of Shares   Value    of Shares   Value       Capital     Net Loss       Equity
                                                --------- --------- ----------- --------- ------------ ------------  ------------
Balance at June 28, 2002 (date of incept-on)           -   $     -           -   $     -   $         -  $         -   $        -

Common stock issued to -
   Behringer Harvard Holdings, LLC                     -         -      20,000         2       199,998            -       200,000

Net loss                                                                                                     (2,705)       (2,705)
                                                --------- --------- ----------- --------- ------------ ------------  ------------

Balance at December 31, 2002                           -         -      20,000         2       199,998       (2,705)      197,295

Issuance of common stock, net                          -         -     821,399        82     7,229,945            -     7,230,027

Distributions declared on common stock
  ($0.18 per share)                                    -         -           -         -             -      (91,408)      (91,408)

Shares issued pursuant to Distribution
   Reinvestment Plan                                   -         -       2,479         -        24,790            -        24,790

Net loss                                                                                                   (289,333)     (289,333)
                                                --------- --------- ----------- --------- ------------ ------------  ------------

Balance at December 31, 2003                           -         -     843,878        84     7,454,733     (383,446)    7,071,371

Issuance of common stock, net                          -         -  12,133,123     1,214   106,850,624            -   106,851,838

Distributions declared on common stock
  ($0.70 per share)                                    -         -           -         -             -   (3,784,055)   (3,784,055)

Shares issued pursuant to Distribution
   Reinvestment Plan                                   -         -     132,281        13     1,321,137            -     1,321,150

Net loss                                                                                                 (1,538,966)   (1,538,966)
                                                --------- --------- ----------- --------- ------------ ------------  ------------

Balance at December 31, 2004                           -   $     -  13,109,282  $  1,311  $115,626,494 $ (5,706,467) $109,921,338
                                                ========= ========= =========== ========= ============ ============  ============


                                          See Notes to Consolidated Financial Statements.


                                              BEHRINGER HARVARD REIT I, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FROM INCEPTION
                                                                                                         (JUNE 28, 2002)
                                                                 YEAR ENDED          YEAR ENDED              THROUGH
                                                            DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMBER 31, 2002
                                                           -------------------   -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $      (1,538,966)    $        (289,333)    $         (2,705)
Adjustments to reconcile net loss to net cash
   flows used in operating activities
Amortization of deferred financing fees                                52,381                 2,730                    -
Equity in earnings of investments in
   tenant-in-common interests                                      (1,402,847)              (18,176)                   -
Distributions from investments                                      1,586,299                99,819                    -
Change in prepaid expenses and other assets                           122,363               (76,832)              (1,005)
Change in accounts payable                                            863,228                18,068                    -
Change in accrued liabilities                                         369,395               133,867                    -
Change in receivables or payables to affiliates                      (200,000)                    -                    -
                                                           -------------------   -------------------   ------------------
CASH USED IN OPERATING ACTIVITIES                                    (148,147)             (129,857)              (3,710)
                                                           -------------------   -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of tenant-in-common interests                          (127,526,286)           (6,441,466)                   -
Purchase of property                                              (20,645,160)                    -                    -
Escrow deposits on properties to be acquired                       (9,693,550)                    -                    -
                                                           -------------------   -------------------   ------------------
CASH USED IN INVESTING ACTIVITIES                                (157,864,996)           (6,441,466)                   -
                                                           -------------------   -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Financing costs                                                    (1,597,291)              (92,263)                   -
Proceeds from mortgage notes                                       78,065,060             4,340,280                    -
Payments on mortgage notes                                            (43,761)               (7,624)                   -
Issuance of common stock                                          121,053,024             8,195,512                    -
Offering costs                                                    (14,201,186)             (965,485)                   -
Distributions                                                      (1,764,967)              (24,624)                   -
Change in subscriptions for common stock                            2,936,057                 9,977                    -
Change in restricted cash                                          (5,436,151)              (10,492)                   -
Change in receivables or payables to affiliates                       (77,355)               76,608                    -
                                                           -------------------   -------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES                              178,933,430            11,521,889                    -
                                                           -------------------   -------------------   ------------------

Net change in cash and cash equivalents                            20,920,287             4,950,566               (3,710)
Cash and cash equivalents at beginning of period                    5,146,856               196,290              200,000
                                                           -------------------   -------------------   ------------------
Cash and cash equivalents at end of period                  $      26,067,143     $       5,146,856     $        196,290
                                                           ===================   ===================   ==================

SUPPLEMENTAL DISCLOSURE:
Interest paid                                               $       2,162,612     $          58,103     $              -

NON-CASH FINANCING ACTIVITIES:
Common stock issued in distribution reinvestment plan       $       1,321,150     $          24,790     $              -
Distributions payable in common stock under
   distribution reinvestment plan                           $         335,760     $          22,403     $              -


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                           F-6

                         BEHRINGER HARVARD REIT I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS AND ORGANIZATION

     BUSINESS

        Behringer Harvard REIT I, Inc. is a Maryland corporation formed in June 2002, which is making an election to qualify as a real estate investment trust ("REIT") for the tax year ended December 31, 2004. We were organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease each such property to one or more tenants. We are currently offering our common stock pursuant to a public offering that commenced on February 19, 2005 (the "Current Offering") and is described below.

        We commenced our initial public offering of shares of our common stock (the "Initial Offering") on February 19, 2003 and commenced operations in October 2003 upon our acceptance of initial subscriptions for 280,423 shares of common stock, which satisfied the minimum offering requirement of $2,500,000 established for the Initial Offering. Prior to October 2003, we were considered a development stage entity.

        Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 ("Behringer OP I"). We own a 0.1% interest in Behringer OP I as its general partner. The remaining 99.9% of Behringer OP I is held as a limited partner's interest by BHR Partners, LLC ("BHR Partners"), a Delaware limited liability company which is our wholly-owned subsidiary.

        Our advisor is Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership formed in 2002. Behringer Advisors is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

     ORGANIZATION

        On February 19, 2003, we commenced our Initial Offering of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 8,000,000 shares available pursuant to our distribution reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sell pursuant to the Initial Offering. The Initial Offering ended on February 19, 2005.

        On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 in respect to the Current Offering. The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed.

        The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our distribution reinvestment plan.

        As of December 31, 2004, we had accepted subscriptions for 13,109,282 shares of our common stock, including 20,000 shares owned by Behringer Harvard Holdings, LLC ("Behringer Holdings"). As of December 31, 2004, we had no shares of preferred stock issued and outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vest on May 27, 2005 and expire on May 27, 2009. As of December 31, 2004, all 9,000 stock options were outstanding and none had been exercised.

        We admit new stockholders pursuant to the Current Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        Our common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange or liquidation of our assets on or before February 20, 2017. Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidation) prior to February 20, 2013. In the event we do not obtain listing prior to February 20, 2017, unless a majority of the board of directors and a majority of the independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position 78-9 ("SOP 78-9") "Accounting for Investments in Real Estate Ventures."

     REAL ESTATE

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place leasing commissions, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

     CASH AND CASH EQUIVALENTS

        We consider investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued and subscription proceeds are released to us. Restricted cash as of December 31, 2004 also includes $2,500,000 held in restricted money market accounts as security for our guarantee of funds borrowed by Behringer Holdings.

     PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets includes prepaid directors and officers insurance.

     ESCROW DEPOSITS

        Escrow deposits on properties to be acquired include deposits for the purchase of properties that we have contracted to acquire and rate lock deposits on future borrowings for future acquisitions.

     INVESTMENTS IN TENANT-IN-COMMON INTERESTS

        Investments in tenant-in-common interests consist of our undivided tenant-in-common interests in various office buildings located in Minnesota, Texas, Colorado, Missouri, Washington D.C., and Maryland. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under SOP 78-9.

        We account for these investments using the equity method of accounting in accordance with SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.


     INVESTMENT IMPAIRMENTS

        For real estate we own directly, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. No impairment charges have been taken in 2003 or 2004.

     DEFERRED FINANCING FEES

        Deferred financing fees are recorded at cost and are amortized using the effective interest method over the life of the related debt.

     REVENUE RECOGNITION

        We recognize rental income generated from all leases on real estate assets in which we have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant's payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met.

     OFFERING COSTS

        Our advisor funds all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2.0% of the cumulative capital raised in the Current Offering (2.5% of the cumulative capital raised in the Initial Offering). Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

     INCOME TAXES

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for our taxable year ending December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal corporate income we distribute to our stockholders. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

     STOCK BASED COMPENSATION

        We have three stock-based employee and director compensation plans. We account for these plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

     CONCENTRATION OF CREDIT RISK

        At December 31, 2004, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in four financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

     EARNINGS PER SHARE

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of December 31, 2004, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share. These options were anti-dilutive for the year ended December 31, 2004.

3.      NEW ACCOUNTING PRONOUNCEMENTS

        FASB No. 123R, "Share-Based Payment," a revision to FASB No. 123 "Accounting for Stock-Based Compensation" was issued in December 2004. The Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. The Statement, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, is not expected to have a material effect on our financial condition, results of operations, or liquidity.

4.      ACQUISITIONS

        On April 12, 2004, we acquired an undivided 36.31276% tenant-in-common interest in Enclave on the Lake, a 6-story office building containing approximately 171,090 rentable square feet, located on approximately 6.75 acres of land in Houston, Texas. The purchase price for our 36.31276% tenant-in-common interest in Enclave on the Lake was approximately $10,600,000.

        On June 30, 2004, we acquired an undivided 35.709251% tenant-in-common interest in St. Louis Place, a 20-story office building containing approximately 337,088 rentable square feet and located on approximately 0.68 acres of land in St. Louis, Missouri. The purchase price for our 35.709251% tenant-in-common interest in St. Louis Place was approximately $12,100,000.

        On August 10, 2004, we acquired an undivided 79.4752% tenant-in-common interest in the Colorado Building, an 11-story office building containing approximately 121,701 rentable square feet, located on approximately 0.31 acres of land in Washington, D.C. The purchase price for our 79.4752% tenant-in-common interest in the Colorado Building was approximately $37,400,000.

        On October 1, 2004, we acquired an undivided 60.0% tenant-in-common interest in Travis Tower, a 21-story office building containing approximately 507,470 rentable square feet, located on approximately 1.1079 acres of land in Houston, Texas. In December 2004, we purchased an additional 0.430229% interest in Travis Tower. The purchase price for our 60.430229% tenant-in-common interest in Travis Tower was approximately $35,300,000.

        On December 16, 2004, we acquired the Cyprus Building, a four-story office building containing approximately 153,048 rentable square feet, located on approximately 8.2 acres of land in Englewood, Colorado. The purchase price for the Cyprus Building was approximately $20,600,000.

        On December 17, 2004, we acquired an undivided 50.67995% tenant-in-common interest in the Pratt Building, a 24-story office building containing approximately 368,194 rentable square feet, located on approximately
0.75 acres of land in Baltimore, Maryland. The purchase price for our 50.67995% tenant-in-common interest in the Pratt Building was approximately $31,300,000.

5.      INVESTMENTS IN TENANT-IN-COMMON INTERESTS

        The following is a summary of our tenant-in-common interest investments as of December 31, 2004:

                                         Tenant in          Carrying
                           Date            Common           Value of        Mortgage
    Property Name        Acquired         Interest         Investment        Payable
----------------------  ------------  -----------------  ---------------  --------------
Minnesota Center         10/15/03        14.467600%       $   5,954,408    $  4,288,896
Enclave on the Lake       4/12/04        36.312760%          10,293,452       7,208,922
St. Louis Place           6/30/04        35.709251%          11,936,586       7,110,134
Colorado Building         8/10/04        79.475200%          39,190,180      22,253,046
Travis Tower              10/1/04        60.430229%          34,935,478      22,741,375
Pratt Building           12/17/04        50.679950%          31,392,552      18,751,582
                                                         ---------------  --------------
   Total                                                  $ 133,702,656    $ 82,353,955
                                                         ===============  ==============

        Our undivided tenant-in-common interest investments as of December 31, 2004 consisted of our proportionate share of the following assets and liabilities:

                                       MINNESOTA     ENCLAVE ON      ST. LOUIS
(unaudited)                             CENTER        THE LAKE         PLACE
                                     -------------  -------------  -------------

Land                                 $   3,500,000  $   1,791,446  $   1,529,501
Buildings, net                          30,795,841     19,782,774     23,740,442
Real estate asset intangibles, net       5,603,337      6,358,881      7,040,634
Cash and cash equivalents                     (411)       696,690         77,034
Restricted cash                          2,341,082        740,869      2,066,461
Accounts receivable and other assets       294,139        476,346        417,174
                                     -------------  -------------  -------------
Total assets                         $  42,533,988  $  29,847,006  $  34,871,246
                                     =============  =============  =============

Acquired below market lease
  intangibles, net                         245,050              -        721,458
Other liabilities                        1,132,092      1,503,874        722,636
                                     -------------  -------------  -------------
Total liabilities                    $   1,377,142  $   1,503,874  $   1,444,094

Equity                                  41,156,846     28,343,132     33,427,152

                                     -------------  -------------  -------------
Total liabilities and equity         $  42,533,988  $  29,847,006  $  34,871,246
                                     =============  =============  =============


                                        COLORADO        TRAVIS          PRATT
(unaudited)                             BUILDING        TOWER         BUILDING
                                     -------------  -------------  -------------

Land                                 $  13,328,000  $   6,230,000  $   6,700,000
Buildings, net                          28,847,371     38,122,939     38,110,888
Real estate asset intangibles, net       5,676,228     10,524,692     10,470,214
Cash and cash equivalents                   60,080        217,007        150,000
Restricted cash                          3,629,494      5,625,758      6,519,339
Accounts receivable and other assets       321,025        304,111        637,658
                                     -------------  -------------  -------------
Total assets                         $  51,862,198  $  61,024,507  $  62,588,099
                                     =============  =============  =============

Acquired below market lease
  intangibles, net                       1,745,107      1,546,178        413,968
Other liabilities                          806,029      1,672,910        231,388
                                     -------------  -------------  -------------
Total liabilities                    $   2,551,136  $   3,219,088  $     645,356

Equity                                  49,311,062     57,805,419     61,942,743

                                     -------------  -------------  -------------
Total liabilities and equity         $  51,862,198  $  61,024,507  $  62,588,099
                                     =============  =============  =============

        In 2004, we recorded $1,402,847 of equity in earnings and $1,586,299 of distributions from our undivided tenant-in-common interest investments. Our equity in earnings from these tenant-in-common investments is our proportionate share of the following earnings of the following properties for the year ended December 31, 2004:

                                       MINNESOTA     ENCLAVE ON     ST. LOUIS
(unaudited)                              CENTER       THE LAKE        PLACE
                                     -------------  ------------- -------------

Revenue                              $   6,857,468  $   3,049,976 $   2,698,909

Operating expenses:
Operating expenses                       1,899,743        639,202       809,355
Property taxes                           1,175,329        442,535       196,544
                                     -------------  ------------- -------------
Total operating expenses                 3,075,072      1,081,737     1,005,899

                                     -------------  ------------- -------------
Operating income                         3,782,396      1,968,239     1,693,010
                                     -------------  ------------- -------------

Non-operating (income) expenses
Depreciation and amortization            2,704,898      1,100,893       888,922
(Interest income)/bank fees, net            (9,716)        26,977        (5,108)
                                     -------------  ------------- -------------
Total non-operating (income) expenses    2,695,182      1,127,870       883,814

Net income                           $   1,087,214  $     840,369 $     809,196
                                     =============  ============= =============

Company's share of net income        $     157,294  $     305,161 $     288,958
                                     =============  ============= =============

Company's share of distributions     $     270,885  $     280,797 $     239,520
                                     =============  ============= =============


                                        COLORADO        TRAVIS        PRATT
(unaudited)                             BUILDING        TOWER       BUILDING
                                     -------------  ------------- -------------

Revenue                              $   1,649,088  $   2,247,989 $     308,917

Operating expenses:
Operating expenses                         455,957        601,285       130,910
Property taxes                             247,267        266,394             -
                                     -------------  ------------- -------------
Total operating expenses                   703,224        867,679       130,910

                                     -------------  ------------- -------------
Operating income                           945,864      1,380,310       178,007
                                     -------------  ------------- -------------

Non-operating (income) expenses
Depreciation and amortization              643,906        850,812             -
(Interest income)/bank fees, net               (14)        (5,210)            -
                                     -------------  ------------- -------------
Total non-operating (income) expenses      643,892        845,602             -

Net income                           $     301,972  $     534,708 $     178,007
                                     =============  ============= =============

Company's share of net income (1)    $     239,994  $     321,227 $      90,214
                                     =============  ============= =============

Company's share of distributions (1) $     443,063  $     343,137 $       8,897
                                     =============  ============= =============

(1) We increased our undivided tenant-in-common interest in Travis Tower from 60.00% to 60.430229% in December 2004.

6.      REAL ESTATE

        ACQUISITION

        On December 16, 2004, we acquired the Cyprus Building, a 4-story office building containing approximately 153,048 rentable square feet, located on approximately 8.2 acres of land in Englewood, Colorado. The purchase price for the Cyprus Building was $20,645,160. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                        DESCRIPTION         ALLOCATION     ESTIMATED USEFUL LIFE
                        -----------         ----------     ---------------------

        Land                                 2,056,361              -
        Building                            15,500,115            25 years
        Below market leases                 (1,236,682)         3.75 years
        Tenant improvements, leasing
          commissions & legal fees             595,624          3.75 years
        In-place leases                      3,835,678          3.75 years
        Tenant relationships                         -              -
        Deferred rental revenue               (105,306)             -
        Other accruals                            (630)             -
                                           -----------
                                           $20,645,160
                                           ===========

        PRO-FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the year ended December 31, 2004 and 2003, on an unaudited pro-forma basis, as if the acquisition of the Cyprus Building had occurred as of January 1 of the respective years. The pro-forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

                                                            December 31, 2004        Pro Forma        December 31, 2004
                                                              as Reported            Adjustment            Pro Forma
                                                           -------------------  -------------------  -------------------
Total revenues                                              $         129,981    $       3,096,314    $      3,226,295

Expenses:
Property operating expense                                              1,959               29,739              31,698
Interest                                                            2,214,994                    -           2,214,994
Real estate taxes                                                      19,967              457,958             477,925
Property and asset management fees                                    295,111              168,594             463,705
Organization expenses                                                 217,897                    -             217,897
General and administrative expense                                    711,603                2,243             713,846
Depreciation and amortization                                               -            1,801,685           1,801,685
                                                           -------------------  -------------------  -------------------
Total expenses                                                      3,461,531            2,460,219           5,921,750

Interest income                                                       389,737                    -             389,737
Equity in investments                                               1,402,847                    -           1,402,847
                                                           -------------------  -------------------  -------------------
Net income (loss)                                           $      (1,538,966)   $         636,095    $        (902,871)
                                                           ===================  ===================  ===================


Basic and diluted weighted average shares outstanding               5,358,697            4,644,046           10,002,743

Basic and diluted loss per share                            $           (0.29)                        $           (0.09)

                                                            December 31, 2003       Pro Forma         December 31, 2003
                                                               as Reported          Adjustment             Pro Forma
                                                           -------------------  -------------------  -------------------
Total revenues                                              $               -    $       3,228,852    $       3,228,852

Expenses:
Property operating expense                                                  -               28,512               28,512
Interest                                                               60,833                    -               60,833
Real estate taxes                                                           -              479,217              479,217
Property and asset management fees                                     10,220              175,822              186,042
Organization expenses                                                  17,575                    -               17,575
General and administrative expense                                    222,648               15,164              237,812
Depreciation and amortization                                               -            1,801,685            1,801,685
                                                           -------------------  -------------------  -------------------
Total expenses                                                        311,276            2,500,400            2,811,676

Interest income                                                         3,767                    -                3,767
Equity in investments                                                  18,176                    -               18,176
                                                           -------------------  -------------------  -------------------
Net income (loss)                                           $        (289,333)   $         728,452    $         439,119
                                                           ===================  ===================  ===================

Basic and diluted weighted average shares outstanding                 142,430            8,108,510            8,250,940

Basic and diluted loss per share                            $           (2.03)                        $            0.05

7.      LEASING ACTIVITY

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2004, for our 100%-owned property, the Cyprus Building, were as follows:

                2005                  $     2,408,885
                2006                        2,408,885
                2007                        2,408,885
                2008                        1,806,664
                2009                                -
                                     -----------------

                Total                 $     9,033,319
                                     =================

8.      MORTGAGES PAYABLE

        The following table summarizes our contractual obligations as of December 31, 2004:

                                                       Principal Payments due by period
                                              ---------------------------------------------------------------------
                                                     Less than            1-3             3-5           More than
                                   Total              1 year             years           years           5 years
                              -------------------------------------------------------------------------------------
Mortgage notes payable
Minnesota Center               $    4,288,896     $      51,035      $    112,158     $  126,305      $  3,999,398
Enclave on the Lake                 7,208,922           101,916           221,236        246,654         6,639,116
St. Louis Place                     7,110,134            82,295           180,572        202,908         6,644,359
Colorado Property                  22,253,046                 -                 -         62,072        22,190,974
Travis Tower                       22,741,375           297,600           646,600        718,104        21,079,071
Pratt Building                     18,751,582                 -           229,201        534,064        17,988,317
                              -------------------------------------------------------------------------------------
                               $   82,353,955     $     532,846      $  1,389,767     $1,890,107      $ 78,541,235
                              =====================================================================================

        We used borrowings of $4,340,280 (the "Minnesota Center Loan") under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc (the "Minnesota Center Loan Agreement") to pay a portion of our 14.4676% tenant-in-common interest in the Minnesota Center. The remaining tenant-in-common interests in the Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Minnesota Center Loan Agreement were $30,000,000. The Minnesota Center Loan accrues interest at 6.181%, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization ("Minnesota Center Lockout Period"). The Minnesota Center is held as collateral for the Minnesota Center Loan. Certain obligations under the Minnesota Center Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of December 31, 2004, our outstanding principal balance under the Minnesota Center Loan was $4,288,896.

        We used borrowings of $7,262,552 (the "Enclave Loan") under a loan agreement (the "Enclave Loan Agreement") with State Farm Life Insurance Company to pay a portion of the purchase price for our undivided 36.31276% tenant-in-common interest in Enclave on the Lake. The remaining tenant-in-common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Enclave Loan Agreement were $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. The Enclave on the Lake is held as collateral for the Enclave Loan. Certain obligations under the Enclave Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan Agreement. The Enclave Loan has a seven-year term. As of December 31, 2004, our outstanding principal balance under the Enclave Loan was $7,208,922.

        We used borrowings of $7,141,850 (the "St. Louis Place Loan") under a loan agreement (the "St. Louis Place Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of our undivided 35.709251% tenant-in-common interest in St. Louis Place. The remaining tenant-in-common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the St. Louis Place Loan Agreement were $20,000,000. The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum, and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. St. Louis Place is held as collateral for the St. Louis Place Loan. Certain obligations under the St. Louis Place Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prohibits prepayment until the earlier of (i) 42 months or (ii) 2 years after securitization after which and prior to month 81 it may be defeased. The St. Louis Place Loan Agreement has a seven-year term. As of December 31, 2004, our outstanding principal balance under the St. Louis Place Loan was $7,110,134.

        We used borrowings of $19,868,791 (the "Colorado Property Loan") under a loan agreement (the "Colorado Property Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of our undivided 79.4752% tenant-in-common interest in the Colorado Building. Additional borrowings of $2,384,255 have been made under this loan for tenant improvements. The remaining tenant-in-common interests in the Colorado Building were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Colorado Property Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Colorado Property Loan Agreement were $25,000,000. Total additional borrowings of $3,000,000 were available under this loan agreement for tenant improvements and all $3,000,000 had been borrowed as of December 31, 2004. The interest rate under the Colorado Property Loan is fixed at 6.075% per annum. The Colorado Property is held as collateral for the Colorado Property Loan. Certain obligations under the Colorado Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee from and after the third payment prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten-year term. As of December 31, 2004, our outstanding principal balance under the Colorado Property Loan Agreement was $22,253,046.

        We used borrowings of $22,812,411 (the "Travis Tower Loan") under a loan agreement (the "Travis Tower Loan Agreement") with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our undivided 60.430229% tenant-in-common interest in the Travis Tower. The remaining tenant-in-common interests in the Travis Tower were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Travis Tower Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Travis Tower Loan Agreement were $37,750,000. The interest rate under the Travis Tower Loan Agreement is fixed at 5.434% per annum. Travis Tower is held as collateral for the Travis Tower Loan. Certain obligations under the Travis Tower Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Travis Tower Loan Agreement requires a minimum debt coverage ratio of not less than 1.65 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Travis Tower Loan Agreement has a ten-year term. As of December 31, 2004, our outstanding principal balance under the Travis Tower Loan was $22,741,375.

        We used borrowings of $18,751,582 (the "Pratt Loan") under a loan agreement (the "Pratt Loan Agreement") with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 50.67995% tenant-in-common interest in the Pratt Building. The remaining tenant-in-common interests in the Pratt Building were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Pratt Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Pratt Property Loan Agreement were $37,000,000. The interest rate under the Pratt Loan Agreement is fixed at 5.285% per annum. The Pratt Building is held as collateral for the Pratt Loan. Certain obligations under the Pratt Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Pratt Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Pratt Loan Agreement has a ten-year term. As of December 31, 2004, our outstanding principal balance under the Pratt Loan was $18,751,582.

        On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12,000,000 of available borrowings ("the "Revolver"). The Revolver has a two-year term with the option to extend for one additional year. The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver. We can borrow, repay and reborrow again up to the available borrowing limit. As of December 31, 2004, we had no outstanding borrowings under the Revolver.

9.      STOCKHOLDERS' EQUITY

     CAPITALIZATION

        As of December 31, 2004, we had accepted subscriptions for 13,109,282 shares of our common stock, including 20,000 shares owned by Behringer Holdings. As of December 31, 2004, we had no shares of preferred stock issued and outstanding. As of such date we had issued options to acquire 9,000 shares of common stock to the independent members of our Board of Directors. As of December 31, 2004, participating individual broker-dealers had the right to acquire up to 523,571 offering warrants for a nominal fee; however none of the offering warrants had been issued.

     SHARE REDEMPTION PROGRAM

        Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan.

     DISTRIBUTIONS

        We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share. We have a distribution reinvestment plan ("DRIP") whereby stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. The following are the distributions declared during the years ended December 31, 2004 and 2003:

                2004               Total            Cash            DRIP
            ------------        ------------    ------------    ------------

             1st Quarter         $  265,859      $  160,830      $  105,029
             2nd Quarter            554,010         327,485         226,525
             3rd Quarter          1,089,066         620,118         468,948
             4th Quarter          1,875,120       1,040,892         834,228
                                ------------    ------------    ------------
                                 $3,784,055      $2,149,325      $1,634,730
                                ============    ============    ============


                2003               Total            Cash            DRIP
            ------------        ------------    ------------    ------------

             1st Quarter         $        -      $        -      $        -
             2nd Quarter                  -               -               -
             3rd Quarter                  -               -               -
             4th Quarter             91,418          44,215          47,193
                                ------------    ------------    ------------
                                 $   91,418      $   44,215      $   47,193
                                ============    ============    ============

10.     STOCK PLANS

     NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

        We adopted the Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan ("Director Option Plan") in June 2002. A total of 1,000,000 shares of our common stock has been authorized and reserved for issuance under the Non-Employee Director Stock Option Plan. On May 27, 2004, the independent members of our Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vest on May 27, 2005 and expire on May 27, 2009. As of December 31, 2004, all 9,000 stock options were outstanding and none had been exercised. These options were anti-dilutive for the year ended December 31, 2004.

     NON-EMPLOYEE DIRECTOR WARRANT PLAN

        We adopted the Behringer Harvard REIT I, Inc. Non-Employee Director Warrant Plan ("Director Warrant Plan") in June 2002. A total of 1,000,000 shares of our common stock has been authorized and reserved for issuance under the Non-Employee Director Warrant Plan.

        Under the Non-Employee Director Warrant Plan, each director who is not an employee of ours or Behringer Advisors or their affiliates will automatically receive a warrant to purchase one share of our common stock for every 25 shares of our common stock that he or she purchases during the purchase period. The exercise price of the warrants will initially be $12.00 per share, and thereafter the exercise price will be equal to 120% of the fair market value of our common stock.

        As of December 31, 2004, no warrants have been granted under the Director Warrant Plan.

     2002 EMPLOYEE STOCK OPTION PLAN

        We adopted the Behringer Harvard REIT I, Inc. 2002 Employee Stock Option Plan ("Employee Option Plan") in June 2002 pursuant to which options may be issued to our employees and certain of our affiliates. A total of 10,000,000 shares of our common stock have been authorized and reserved for issuance under the Employee Option Plan. As of December 31, 2004, we have no employees and no options have been granted under the Employee Option Plan.

        The exercise price of options granted under the Employee Option Plan will initially be $12.00 per share, and thereafter the exercise price of options granted will be no less than 120% of the fair market value of our common stock.

11.     RELATED PARTY TRANSACTIONS

        Certain of our affiliates received fees and compensation in connection with the Initial Offering, and in connection with the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation we incurred during the years ended December 31, 2004 and 2003.


                                                                 Total        Total capitalized
                                                              capitalized     to investments in         Total
                                                Total         to offering     tenant in common       capitalized        Total
FOR THE YEAR ENDED DECMBER 31, 2004            incurred          costs             interests        to real estate     expensed
                                            --------------------------------------------------------------------------------------
Behringer Securities commissions and
  dealer manager fees                            11,379,466  $   11,379,466  $                  -   $           -  $            -

Behringer Advisors, reimbursement of
  organization and offering expenses              3,040,050       2,822,153                     -               -         217,897

Behringer Advisors, acquisition, advisory
  fees and expenses                               5,103,032               -             4,410,032         693,000               -

HPT Management LP,  property management
  and leasing fees                                  205,515               -                     -               -         205,515

Behringer Advisors, asset management fee             89,596               -                     -               -          89,596
                                            ---------------- --------------- ---------------------  -------------- ---------------
    Total                                        19,817,659  $   14,201,619  $          4,410,032   $     693,000  $      513,008
                                            ================ =============== =====================  ============== ===============



                                                                 Total        Total capitalized
                                                              capitalized     to investments in         Total
                                                Total         to offering     tenant in common       capitalized        Total
FOR THE YEAR ENDED DECMBER 31, 2003            incurred          costs             interests        to real estate     expensed
                                            --------------------------------------------------------------------------------------
Behringer Securities commissions and
  dealer manager fees                               763,354  $      763,354  $                  -   $           -  $            -

Behringer Advisors, reimbursement of
  organization and offering expenses                204,887         187,312                     -               -          17,575

Behringer Advisors, acquisition,
  advisory fees and expenses                        220,193               -               220,193               -               -

HPT Management LP,  property management
  and leasing fees                                    7,148               -                     -               -           7,148

Behringer Advisors, asset management fee              3,072               -                     -               -           3,072
                                            ---------------- --------------- ---------------------  -------------- ---------------
    Total                                         1,198,654  $      950,666  $            220,193   $           -  $       27,795
                                            ================ =============== =====================  ============== ===============

        Behringer Securities LP ("Behringer Securities"), our affiliated dealer manager for the Offering, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1.0% of the gross proceeds of purchases made pursuant to our distribution reinvestment plan. In connection with the Current Offering, up to 2.0% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee will be paid on purchases made pursuant to our distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the year ended December 31, 2004, Behringer Securities' commissions and dealer manager fees totaled $8,335,419 and $3,044,047, respectively and were capitalized as offering costs in "Additional paid-in capital" on our balance sheet. In the year ended December 31, 2003, Behringer Securities' commissions and dealer manager fees totaled $558,218 and $205,136, respectively and were capitalized as offering costs in "Additional paid-in capital" on our balance sheet.

        Behringer Advisors, our affiliated advisor, or its affiliates, received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering. As of December 31, 2004, $5,580,496 of organization and offering expenses had been incurred by Behringer Advisors on our behalf, of which $3,244,938 had been reimbursed by us and the balance of $2,335,558 will be reimbursed at a rate of 2.5% of equity raised in the Initial Offering and 2.0% of equity raised in the Current Offering. Reimbursement of organization and offering expenses incurred in connection with the Current Offering will be made at the rate of 2.0% of the gross offering proceeds; except that no organization and offering expenses will be reimbursed with respect to purchases made pursuant to our distribution reinvestment plan. Of the $3,244,938 of organization and offering expenses reimbursed by us through December 31, 2004, $3,009,465 had been capitalized as offering costs in "Additional paid-in capital" on our balance sheet and $235,473 has been expensed as organizational costs. For the year ended December 31, 2004, $3,040,050 of organization and offering expenses were reimbursed by us, of which $2,822,153 was capitalized as offering costs in "Additional paid-in capital" and $217,897 was expensed as organizational costs. For the year ended December 31, 2003, $204,887 of organization and offering expenses were reimbursed by us, of which $187,312 was capitalized as offering costs in "Additional paid-in capital" and $17,575 was expensed as organizational costs. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, our affiliates, based on anticipated respective equity offering sizes of those entities.

        In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or their affiliates also received acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. In connection with the Current Offering, such fees have been reduced to 2.5% in for acquisitions made on or after February 11, 2005. Behringer Advisors or their affiliates also received up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the year ended December 31, 2004, Behringer Advisors earned $5,103,032 in acquisition and advisory fees for the investments we acquired. In the year ended December 31, 2003, Behringer Advisors earned $220,193 in acquisition and advisory fees for the investments we acquired. We capitalized these fees as part of our real estate or investments in tenant-in-common interests.

        We have paid and expect to pay in the future HPT Management LP ("HPT Management"), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. We incurred fees of $205,515 in the year ended December 31, 2004 for the services provided by HPT Management in connection with the tenant-in-common investments. We incurred fees of $7,148 in the year ended December 31, 2003 for the services provided by HPT Management in connection with our tenant-in-common investments and other real estate investments.

        In connection with the Initial Offering, we have paid Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value for periods prior to March 2005. Any portion of the asset management fee may be deferred and paid in a subsequent year. In connection with the Current Offering, such fees have been increased to 0.6% of aggregate asset value for periods starting after February 2005. In the year ended December 31, 2004, we incurred $89,596 of advisor asset management fees. In the year ended December 31, 2003, we incurred $3,072 of advisor asset management fees.

        Behringer Advisors or their affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return of their net capital contributions and a 9.0% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15.0% of remaining net sales proceeds. Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.

        Upon listing of our common stock on a national securities exchange or inclusion for quotation on The Nasdaq Stock Market, a listing fee will be paid to Behringer Advisors equal to 15.0% of the amount by which the market value of our outstanding stock plus distributions we paid prior to listing exceeds the sum of (i) the total amount of capital raised from investors and (ii) a 9.0% annual, cumulative, non-compounded return to investors on their capital contributions. Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee will be paid to Behringer Advisors of 15.0% of the amount by which our appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9.0% annual, cumulative, non-compounded return on the capital contributed by investors. No performance fee will be paid if we have already paid or become obligated to pay Behringer Advisors a listing fee. Persons independent of us and independent of our advisor will perform such appraisal of our asset value.

        We will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to us, subject to the limitation that we will not reimburse for any amount by which the advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.

        At December 31, 2004, we had a receivable from affiliates of $200,747. This balance includes an expected refund of $200,000 from State Farm Life Insurance Company related to the acquisition of Enclave on the Lake. The refund was received by Harvard Property Trust LLC in 2004 and will be refunded to us in April 2005.

        We are dependent on Behringer Advisors, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

12.     INCOME TAXES

        We have elected to be taxed as a REIT under the Internal Revenue Code effective for our taxable year ending December 31, 2004. Accordingly, we generally will not be subject to federal corporate income taxes on net income we distribute to our stockholders, assuming that we continue to meet certain organizational and operating requirements.

13.     COMMITMENTS AND CONTINGENCIES

        On January 28, 2004, we entered into an agreement with Behringer Holdings (the "Accommodation Agreement") whereby we would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay us a

1% fee of any loan we guarantee for each six-month period. Behringer Holdings has granted us a security interest in each purchase agreement entered into with respect to a project for which we make a guaranty. If Behringer Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to us and cooperate with us to obtain an extension of the purchase agreement with the seller. During February 2004, we placed $2,500,000 in restricted money market accounts with lenders as security for funds to be advanced to Behringer Holdings for future loans. As of December 31, 2004, we had no guarantees outstanding on borrowings by Behringer Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include 1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and 2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We and our affiliates have the right, but not an obligation, to purchase up to a 5% interest in each project with respect to which we made a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs.

        On August 13, 2004 we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage to lock an interest rate of 5.43% for up to $60,000,000 in borrowings. We have made total deposits of $1,800,000 ($1,200,000 initial deposit and $600,000 in additional deposits) under this agreement as of December 31, 2004. The initial and additional deposits are refundable to us in amounts equal to 2% of any loans funded under the agreement. If the loans are not made for any reason other than lender willful default, we are responsible for any interest rate hedging losses incurred by Bear Stearns Commercial Mortgage in connection with these transactions. The initial rate lock period expired on September 13, 2004; however the Extended Rate Lock Agreement allows us to extend the rate lock in 15-day increments at a nonrefundable cost of $75,000 per occurrence through February 13, 2005. These extension payments are expensed as incurred and amounted to $525,000 for the year ended December 31, 2004. Subsequent to year-end, we agreed with Bear Stearns Commercial Mortgage to extend the expiration date of the Extended Rate Lock Agreement through August 2005.

14.     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

        We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and cash equivalents and restricted cash are short term and/or highly liquid in nature. Accordingly, fair value approximates the carrying values of these items.

        The mortgages payable totaling approximately $82,400,000 as of December 31, 2004 have a fair value of approximately $84,900,000 based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.

        The fair value estimate presented herein is based on information available to our management as of December 31, 2004. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

15.     QUARTERLY RESULTS (UNAUDITED)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

                                                                             2004 Quarters Ended
                                                    ------------------------------------------------------------------
                                                       March 31         June 30      September 30      December 31
                                                    ------------------------------------------------------------------
Revenues                                             $          -     $          -    $          -    $      129,981
Net loss                                             $   (148,382)    $   (226,053)   $   (449,306)   $     (715,225)
Weighted average shares outstanding                     1,510,520        3,151,134       6,153,181        10,604,837
Basic and diluted loss per share                     $      (0.10)    $      (0.07)   $      (0.07)   $        (0.07)
Distributions per share                              $       0.17     $       0.17    $       0.18    $         0.18


                                                                             2003 Quarters Ended
                                                    ------------------------------------------------------------------
                                                       March 31         June 30      September 30      December 31
                                                    ------------------------------------------------------------------

Revenues                                             $          -     $          -    $          -    $            -
Net loss                                             $        (69)    $     (1,813)   $    (92,937)   $     (194,514)
Weighted average shares outstanding                        20,000           20,000          20,000           505,728
Basic and diluted loss per share (1)                 $          -     $      (0.09)   $      (4.65)   $        (0.38)
Distributions per share                              $          -     $          -    $          -    $         0.18

---------------------------
(1) The large change in the loss per share from the third quarter 2003 of $(4.65) to $(0.38) in the fourth quarter of 2003 is due to the acceptance of subscriptions for common stock which began in the fourth quarter 2003 upon satisfying the established minimum offering requirement of the Initial Offering of $2,500,000 on October 1, 2003.

16.     SUBSEQUENT EVENTS

        On January 6, 2005, we acquired a six-story office building containing approximately 288,175 rentable square feet and a four-story parking garage located on approximately 10.6 acres of land in Atlanta, Georgia (the "Ashford Perimeter"). The purchase price of the Ashford Perimeter was approximately $54,000,000, including closing costs. We used borrowings of $35,400,000 under a loan agreement with Bear Stearns Commercial Mortgage, Inc. to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our Initial Offering.

        On February 11, 2005, our Registration Statement on Form S-3, related to our Current Offering, was declared effective.

        On February 22, 2005, we entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase a property located at 2383 Utah Avenue (the "Utah Building"), a one-story office building containing approximately 150,495 rentable square feet located on approximately
9.6 acres of land in El Segundo, California. The contract purchase price for the Utah Building will be $27,500,000, excluding closing costs. This acquisition is anticipated to close in the second quarter of 2005.

        On February 24, 2005, we acquired an undivided 30.583629% tenant-in-common interest in a sixteen-story office building containing approximately 191,151 rentable square feet and a four-story parking garage located on approximately 1.15 acres of land in Denver, Colorado (the "Alamo Plaza"). The total contract purchase price of the Alamo Plaza, exclusive of closing costs and initial escrows, was $41,850,000. We borrowed $31,500,000 under a loan agreement with Citigroup Global Markets Realty Corporation to pay a portion of our share of such contract purchase price and paid the remaining amount from proceeds of our offering of common stock to the public.

                         Report of Independent Auditors


To the Board of Directors and Stockholders of Behringer Harvard REIT I, Inc.:

        In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of tenant-in-common interests and of cash flows present fairly, in all material respects, the combined financial position of the tenant-in-common interest holders of the Colorado Building at December 31, 2004, and the results of its operations and its cash flows for the period from August 10, 2004 (date of acquisition) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the tenant-in-common interest holders' management. Our responsibility is to express an opinion on these combined financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PriceWaterhouseCoopers LLP

March 31, 2005
Dallas, Texas

                THE COLORADO BUILDING, TENANT-IN-COMMON INTERESTS
                             COMBINED BALANCE SHEET

                                                                      As of
                                                                    December 31,
                                                                       2004
                                                                 ---------------
Assets
Real estate, net                                                   $ 43,443,201
Acquired lease intangibles, net                                       5,844,743
Cash and cash equivalents                                                60,080
Restricted cash                                                       3,629,494
Accounts receivable, net                                                289,514
Prepaid expenses                                                         31,511
                                                                 ---------------

    Total assets                                                   $ 53,298,543
                                                                 ---------------

Liabilities and tenant-in-common interests
Accounts payable and accrued liabilities                           $    569,652
Acquired below market lease intangibles, net                          1,745,107
Tenant security deposits and prepaid rent                               226,137
                                                                 ---------------

    Total liabilities                                                 2,540,896

Tenant-in-common interests                                           50,757,647
                                                                 ---------------

    Total liabilities and tenant-in-common interests               $ 53,298,543
                                                                 ---------------

                THE COLORADO BUILDING, TENANT-IN-COMMON INTEREST
                        COMBINED STATEMENT OF OPERATIONS

                                                            Date of acquisition
                                                              (August 10,2004)
                                                                   through
                                                              December 31, 2004
                                                            --------------------
Revenues:
    Rental income                                              $    1,440,997
    Tenant reimbursement income                                       208,090
                                                            --------------------

        Total revenues                                              1,649,087
                                                            --------------------

Operating costs and expenses:
    General and operating expenses                                    322,185
    Utilities                                                         133,758
    Real estate taxes                                                 247,267
    Depreciation and amortization                                     670,057
                                                            --------------------

        Total operating costs and expenses                          1,373,267
                                                            --------------------

Net income                                                     $      275,820
                                                            ====================

                THE COLORADO BUILDING, TENANT-IN-COMMON INTEREST
                 COMBINED STATEMENT OF TENANT-IN-COMMON INTEREST


Initial acquisition of tenant-in-common
   interests on August 10, 2004                                   $  50,993,827
Cash distributions to tenant-in-common interests                       (512,000)
Net income allocated to tenant-in-common interests                      275,820
                                                                  --------------

Combined tenants-in-common interests at December 31, 2004         $  50,757,647
                                                                  ==============

                THE COLORADO BUILDING, TENANT-IN-COMMON INTERESTS
                        COMBINED STATEMENT OF CASH FLOWS


                                                           Date of acquisition
                                                             (August 10,2004)
                                                                 through
                                                             December 31, 2004
                                                           ---------------------
Cash flows from operating activities:
  Net income                                                 $         275,820
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     582,441
     Bad debt expense                                                   16,491
     Changes in assets and liabilities:
       Accounts receivable                                            (306,005)
       Prepaid insurance                                               137,088
       Accounts payable and accrued liabilities                       (300,821)
                                                           ---------------------

         Net cash used in operating activities                         405,014
                                                           ---------------------

Cash flows from investing activities:
  Purchase of real Colorado tenant-in-common
     interests                                                     (50,993,827)
  Additions to real estate                                             (98,766)
  Change in restricted cash                                            265,832
                                                           ---------------------

         Net cash used in investing activities                     (50,826,761)
                                                           ---------------------

Cash flows from financing activities:
  Contributions from tenant-in-common                               50,993,827
  Distributions to tenant-in-common                                   (512,000)
                                                           ---------------------

         Net cash provided by financing activities                  50,481,827
                                                           ---------------------

         Net change in cash and cast equivalents                        60,080
Cash and cash equivalents, beginning of period                               -
                                                           ---------------------

Cash and cash equivalents, end of period                     $          60,080
                                                           =====================

                THE COLORADO BUILDING TENANT-IN-COMMON INTERESTS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.      ORGANIZATION

        On August 10, 2004, several unrelated parties acquired an undivided 100% tenant-in-common interest in an office building in Washington D.C. (the "Colorado Building"). Behringer Harvard REIT I, Inc. ("the REIT") acquired a 79.4752% tenant-in-common interest and the remaining 20.5248% tenant-in-common interest was acquired by several unaffiliated persons. These combined financial statements represent 100% of the combined tenant-in-common interests in the Colorado Building for the period from August 10, 2004 through December 31, 2004 and are being presented to satisfy certain reporting requirements of the REIT.

        The tenant-in-common interest holders acquired the Colorado Building at a cost of approximately $51,000,000 which was funded by approximately $23,000,000 in cash and $28,000,000 in borrowings by the individual tenant-in-common interest holders. The purchase price was allocated to assets and liabilities as follows:

        The tenant-in-common interest holders acquired the Colorado Building at a cost of approximately $51,000,000 which was funded by approximately $23,000,000 in cash and $28,000,000 in borrowings by the individual tenant-in-common interest holders. The purchase price was allocated to assets and liabilities acquired as follows:

           Land                                                $  13,328,000
           Building                                               30,459,082
           Lease intangibles, net                                  4,302,972
           Cash and restricted cash                                3,895,526
           Miscellaneous other assets and liabilities               (991,553)
                                                               -------------
           Real estate, net                                    $  50,993,827
                                                               =============

        The tenant-in-common interest holders have entered into a tenant in common agreement (the "TIC Agreement") under which each of the tenants in common are each obligated to pay their pro rata share of any future cash contributions required in connection with the ownership, operation, management and maintenance of the Colorado Building. Additionally, all tenant-in-common interest holders must approve certain major decisions relating to the Colorado Building including the sale, exchange, lease, release, any loans or modifications of any loans collateralized by the Colorado Building, the approval of the property management agreement and any extension, renewal or modification thereof. Each tenant-in-common interest holder may sell, transfer, convey, pledge, encumber or hypothecate its undivided interest in the Colorado Building or any part thereof, provided that any transferee shall take such interest subject to the TIC Agreement. Under the TIC agreement all income, expenses, losses, liabilities and cash flows from the Colorado Building are allocated to the tenants in common in proportion to their undivided interests in the property.

        The tenant-in-common interest holders have also individually entered into a property asset and management agreement (the "Management Agreement") with an affiliate of the REIT.

        These combined financial statements exclude the $28,000,000 of borrowings (the "Colorado Building Loan") with Greenwich Capital Financial Products, Inc. (the "Lender"), which was used to partially fund the cost of the Colorado Building, and the related interest expense, which is the obligation of the individual tenant-in-common interest holders. These combined financial statements also exclude property and asset management fees expense as the Management Agreement is the responsibility of the individual tenant-in-common interest holders and not of the combined tenant-in-common interests.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE

        Upon the acquisition of the Colorado Building, the purchase price was allocated to the tangible assets acquired, consisting of land and building, and identified intangible assets. Identified intangible assets consisted of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

        The fair value of the tangible assets acquired, consisting of land and building, was determined by valuing the property as if it were vacant, and the "as-if-vacant" value was then allocated to land and building. The land value was derived from appraisals, and the building value was calculated as replacement cost less depreciation or management's estimates of the relative fair value of this asset using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

        The value of above-market and below-market in-place leases for the property was determined based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair values of above-market and below-market leases were recorded as intangible assets or intangible liabilities, respectively, and are amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired were further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on an evaluation of the specific characteristics of the tenants' leases and the overall relationship with the tenants. The aggregate value for tenant improvements and leasing commissions were based on estimates of these costs incurred at acquisition of the acquired leases, amortized through the date of acquisition. The aggregate value of the in-place leases acquired and tenant relationships were determined by applying a fair value model. The estimates of fair value of the in-place leases included an estimate of carrying costs during the expected lease-up periods for the space considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, the Colorado Building included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up periods based on current market conditions. The estimates of fair value of the tenant relationships also included costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by the management on a tenant-by-tenant basis.

        The value of the in-place leases and in-place tenant improvements are amortized to expense over the initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related lease intangibles would be charged to expense.

        Real estate is stated at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, impairment losses on long-lived assets used in operations will be recorded when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows, without interest charges to be generated by those assets are less than the carrying amounts of those assets. The property is reviewed periodically to determine if its carrying costs will be recovered from future operating cash flows. In cases where the carrying costs are not expected to be recovered an impairment loss will be recognized.

        Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation will be removed from the accounts and the gain or loss will be reflected in net income.

     CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and investments with maturities of three months or less when purchased.

     CONCENTRATION OF CREDIT RISK

        At various times throughout the year, cash and cash equivalents are maintained in accounts with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The financial stability of these financial institutions is regularly monitored and management does not believe there is a significant credit risk associated with deposits in excess of federally insured amounts.

     RESTRICTED CASH

        Cash held in escrow includes deposits held for future building improvements and deposits for real estate taxes.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable are reduced by an allowance for amounts estimated to be uncollectible. Accounts receivable consists primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. The adequacy of the allowance for doubtful accounts is regularly evaluated, considering factors such as the credit quality of tenants, delinquency of payments, historical trends and current economic conditions.

     RENTAL REVENUE

        Rental income is recognized on a straight-line basis over the term of the leases as earned. Tenant reimbursement income represents operating costs passed through to tenants and is recorded as earned. Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the lease agreements. The aggregate net rental revenue increase resulting from straight-line adjustments was approximately $76,398 for the period from August 10, 2004 (date of acquisition) through December 31, 2004.

     INCOME TAXES

        No provision for income taxes is necessary in these financial statements because, as a tenant-in-common interest, the tax effect of its activities accrues to the individual tenant-in-common interest holders.

     USE OF ESTIMATES

        The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     COMMITMENTS AND CONTINGENCIES

        From time to time, the tenants-in-common may be exposed to litigation arising from operations in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the combined financial condition or results of operations.

     RISKS AND UNCERTAINTIES

        The tenants-in-common exposed to the impact in the creditworthiness of the tenants. These risks are managed by regularly evaluating the risk exposure, and taking the appropriate measures to mitigate the risks.

3.      REAL ESTATE

        Real estate is comprised of the following at December 31, 2004:

Land                                                               $ 13,328,000
Building and improvements                                            30,520,457
                                                                 ---------------
                                                                     43,848,457
Accumulated depreciation                                               (405,256)
                                                                 ---------------
Real estate, net                                                   $ 43,443,201
                                                                 ===============

Depreciation expense for the period from August 10, 2004 (date of acquisition) through December 31, 2004 was $405,256.

4.      ACQUIRED LEASE INTANGIBLES AND ACQUIRED BELOW MARKET LEASE INTANGIBLES

        Acquired lease intangibles are comprised of the following at December 31, 2004:


        Above market lease intangibles                             $    802,074
        In-place leases                                               1,801,110
        In-place tenant improvements                                  2,155,828
        Customer relationship intangibles                             1,400,970
                                                                 ---------------
                                                                      6,159,982
        Accumulated amortization                                       (315,239)
                                                                 ---------------
        Acquired lease intangibles                                 $  5,844,743
                                                                 ===============

        Acquired below market lease intangibles are comprised of the following at December 31, 2004:

        Acquired below market lease intangibles                    $  1,857,010
        Accumulated amortization                                       (111,903)
                                                                 ---------------
        Acquired below market lease intangibles, net               $  1,745,107
                                                                 ===============

Amortization (accretion) of $256,018 and ($61,465) is included in depreciation and amortization and rental income, respectively, on the accompanying combined statement of operations for the period from August 10, 2004 (date of acquisition) through December 31, 2004.

5.      ACCOUNTS RECEIVABLE

        Accounts receivable are comprised of the following at December 31, 2004:

Rents and services receivable                                      $    229,607
Accruable rental income                                                  76,398
                                                                 ---------------
                                                                        306,005
Allowance for doubtful accounts                                         (16,491)
                                                                 ---------------
Accounts receivable, net                                           $    289,514
                                                                 ===============

Bad debt expense for the period from August 10, 2004 (date of acquisition) through December 31, 2004 of $16,491 was included in general and operating expenses on the accompanying statement of operations.

6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities are comprised of the following at December 31, 2004:

Accounts payable and accrued expenses                              $    409,998
Accrued property taxes                                                  159,654
                                                                 ---------------
Total accounts payable and accrued liabilities                     $    569,652
                                                                 ===============

7.      TENANT SECURITY DEPOSITS AND PREPAID RENT

        Tenant security deposits and prepaid rent consists of the following amounts as of December 31, 2004:

Tenant security deposits                                           $    202,705
Prepaid rent                                                             23,432
                                                                 ---------------
Total tenant security deposits and prepaid rent                    $    226,137
                                                                 ===============

8.      LEASING ACTIVITIES

        The Colorado Building leases the building to tenants under operating leases with termination dates extending through the year 2018. Minimum future rentals on noncancelable leases for tenants occupying space at December 31, 2004, excluding tenant reimbursements for increases in operating expenses, are as follows:

2005                                                               $  3,768,202
2006                                                                  3,769,730
2007                                                                  3,676,648
2008                                                                  3,068,800
2009                                                                  2,392,386
Thereafter                                                            5,074,429
                                                                 ---------------
                                                                   $ 21,750,195
                                                                 ---------------

64% of the total revenues relates to 4 tenants who occupy approximately 64% of the available space in the Colorado Building.

9.     ITEMS NOT REFLECTED IN COMBINED FINANCIAL STATEMENTS

        In connection with the acquisition of the Colorado Building, each tenant-in-common interest holder is party to a $28,000,000 mortgage loan that is collateralized by each tenant-in-common interest holder's undivided interest in the Colorado Building. The mortgage loan bears interest at an annual rate of 6.075% and requires monthly interest only payments until October 2009, at which time monthly payments of principal and interest in the amount of $71,926 are required. The loan matures in 2014 and is subject to certain debt service coverage ratio requirements, with which the Colorado Building is compliant as of December 31, 2004. Interest expense on this mortgage loan was $663,694 for the period ending December 31, 2004. The mortgage loan and related interest expense is not reflected in these combined financial statements as the debt is joint and severally liable to each tenant-in-common interest holder and is not the responsibility of the combined tenant-in-common interest holders.

       Aggregate principal payments on the mortgage loan at December 31, 2004 are due as follows:


2005                                                               $          -
2006                                                                          -
2007                                                                          -
2008                                                                          -
2009                                                                     78,102
Thereafter                                                           27,921,898
                                                                 ---------------
                                                                   $ 28,000,000
                                                                 ===============

        Behringer Harvard TIC Management Services LP (the "Property Manager"), an affiliate of the REIT, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Colorado Building. Under the terms of the Management Agreement, the Property Manager receives a property management fee equal to 3.0% of the monthly gross revenues of the Colorado Building. The Management Agreement with the Property Manager shall terminate on the earlier of (i) the sale of the Colorado Building, (ii) failure by the tenants in common to renew the Management Agreement beyond December 31, 2004 and each anniversary of such date thereafter or (iii) December 31, 2025. Total management fees earned by the Property Manager from August 10, 2004 through December 31, 2004 were $40,986. These fees are not reflected in the accompanying combined financial statements as the fees are the responsibility of the individual tenant-in-common interest holders.

        The Colorado Building also pays Behringer Advisors, an affiliate of the REIT, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Colorado Building. Total asset management fees earned by Behringer Advisors during the period from August 10, 2004 through December 31, 2004 were $4,667. These fees are not reflected in the accompanying combined financial statements as the fees are the responsibility of the individual tenant-in-common interest holders.

             Report of Independent Registered Public Accounting Firm
                         on Financial Statement Schedule




To the Board of Directors and Stockholders of Behringer Harvard REIT I, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2005, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2005

                                                   BEHRINGER HARVARD REIT I, INC.
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            SCHEDULE III
                                                          DECEMBER 31, 2004


                                                                         Gross
                                                            Cost       amount
                                   Initial cost          capitalized   carried                                             Deprec-
                              ------------------------  subsequent to  at close    Accumulated     Year of        Date      iable
Office Building  Encumbrances   Land        Building     acquisition   of period   depreciation  construction   acquired    life
---------------  ------------ ------------------------  ------------- -----------  ------------  ------------  ---------- ---------
Cyprus Building   $        -  $2,056,361  $15,500,115     $      -    $17,556,476    $    -          1988      12/16/2004  25 years
Englewood, Colorado


(1) The aggregate cost of real estate owned at December 31, 2004 for federal income tax purposes was $17,556,476 (unaudited).








                                  EXHIBIT INDEX

EXHIBIT
 NUMBER          DESCRIPTION

   1.1 Form of Dealer Manager Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3, Commission File No. 333-119945, filed on February 1, 2005)

   3.1 Sixth Articles of Amendment and Restatement (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)

   3.2 Amended and Restated Bylaws (previously filed in and incorporated by reference to Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on February 11, 2003)

   4.1 Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to prospectus)

   5.1 Opinion of Venable LLP as to legality of securities (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3, Commission File No. 333-119945, filed on February 1, 2005)

   8.1 Opinion of Morris, Manning & Martin, LLP as to tax matters (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3, Commission File No. 333-119945, filed on February 1, 2005)

   8.2 Opinion of Morris, Manning & Martin, LLP as to ERISA matters (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3, Commission File No. 333-119945, filed on February 1, 2005)

   10.1 Form of Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on May 15, 2003)

   10.2 Form of Amended and Restated Advisory Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3, Commission File No. 333-119945, filed on February 1, 2005)

   10.3 Form of Amended and Restated Property Management and Leasing Agreement among Registrant, Behringer Harvard Operating Partnership I LP and HPT Management Services, Inc. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-3, Commission File No. 333-119945, filed on February 1, 2005)

   10.4         Reserved.

   10.5 Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan (previously filed in and incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 3,
                2002)

   10.6 Form of Option Agreement under Non-Employee Director Stock Option Plan (previously filed in and incorporated by reference to Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on November 1,
                2002)

   10.7 Behringer Harvard REIT I, Inc. Non-Employee Director Warrant Plan (previously filed in and incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 3, 2002)

   10.8 Behringer Harvard REIT I, Inc. 2002 Employee Stock Option Plan (previously filed in and incorporated by reference to Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on November 1, 2002)

   10.9 Form of Option Agreement under 2002 Employee Stock Option Plan (previously filed in and incorporated by reference to Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on November 1, 2002)

   10.10        Loan Agreement with Greenwich Capital Financial Products, Inc.
                regarding the Minnesota Center (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)

   10.11 Tenants in Common Agreement regarding the Minnesota Center (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)

   10.12 Property and Asset Management Agreement regarding the Minnesota Center (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)

   10.13 Tenants in Common Agreement regarding Enclave on the Lake (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.14 Deed of Trust and Security Agreement by Behringer Harvard Enclave S LP and Behringer Harvard Enclave H LP for the benefit of State Farm Life Insurance Company (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.15 Promissory Note made by Behringer Harvard Enclave S LP and Behringer Harvard Enclave H LP payable to State Farm Life Insurance Company (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.16 Form of Assumption Agreement among State Farm Life Insurance Company, Behringer Harvard Enclave S LP, Behringer Harvard Enclave H LP, and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.17 Limited Guaranty made by Robert M. Behringer with regard to Enclave on the Lake (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.18 Limited Guaranty made by Behringer Harvard Holdings, LLC with regard to Enclave on the Lake (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.19 Property and Asset Management Agreement regarding Enclave on the Lake (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

   10.20 Sale Agreement between Trizec Holdings, Inc. and Behringer Harvard Operating Partnership I LP regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11,

                Commission File No. 333-91532, filed on September 29, 2004)

   10.21 Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard St. Louis Place H, LLC and Behringer Harvard St. Louis Place S, LLC, for the benefit of Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

   10.22 Consent and Subordination of Manager by and among Behringer Harvard St. Louis Place H, LLC, Behringer Harvard St. Louis Place S, LLC and Behringer Harvard TIC Management Services LP regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

   10.23 Loan Agreement by and among Behringer Harvard St. Louis Place H, LLC, Behringer Harvard St. Louis Place S, LLC and Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

   10.24 Promissory Note made by Behringer Harvard St. Louis Place H, LLC and Behringer Harvard St. Louis Place S, LLC, payable to Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

   10.25 Loan Assumption and Ratification Agreement by and among Behringer Harvard St. Louis Place S, LLC and Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

   10.26 Guaranty of Recourse Obligations made by Behringer Harvard Holdings, LLC and Robert Behringer in favor of Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed in and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

   10.27 Purchase and Sale Agreement by and between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.28 First Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.29 Second Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.30 Third Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.31 Tenants in Common Agreement regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.32        Loan Agreement with Greenwich Capital Financial Products, Inc.
                regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.33 Guaranty of Recourse Obligations by Behringer Harvard Holdings, LLC and Robert Behringer regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.34 Property and Asset Management Agreement regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.35 Amended and Restated Accommodation Agreement between Behringer Harvard REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004)

   10.36        Real Estate Purchase and Sale Agreement between AEW/McCord, L.P.
                and Harvard Property Trust, LLC regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.37 First Amendment to Purchase and Sale Agreement between AEW/McCord, L.P. and Harvard Property Trust, LLC regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.38 Loan Agreement between Bear Stearns Commercial Mortgage, Inc., Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.39 Promissory Note made by Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP to Bear Stearns Commercial Mortgage, Inc. regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.40 Deed of Trust and Security Agreement by Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP, as grantor, to Reno Hartfiel, as trustee for the benefit of Bear Stearns Commercial Mortgage, Inc. regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.41 Assignment of Leases and Rents by Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP to Bear Stearns Commercial Mortgage, Inc. regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.42 Loan Agreement between First American Bank, SSB and Behringer Harvard Holdings, LLC regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.43 Promissory Note made by Behringer Harvard Holdings, LLC to First American Bank, SSB regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7,
                2004)

   10.44 Guaranty Agreement made by Behringer Harvard REIT I, Inc. for the benefit of First American Bank, SSB regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.45 Security Agreement granted by Behringer Harvard REIT I, Inc. for the benefit of First American Bank, SSB regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

   10.46 Purchase and Sale Agreement by and between MG-Alamo, LLC and Harvard Property Trust, LLC dated October 18, 2004, as assigned by Harvard Property Trust to Behringer Harvard REIT I, Inc. on November 4, 2004 regarding Alamo Plaza (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

   10.47 Agreement of Sale and Purchase by and between HSOV Ashford Perimeter, LLC and Harvard Property Trust, LLC dated November 4, 2004, as assigned by Harvard Property Trust to Behringer Harvard REIT I, Inc. on November 4, 2004 regarding Ashford Perimeter

                (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004)

   10.48        Purchase and Sale Agreement by and between PERA Mineral, Inc.
                and Harvard Property Trust, LLC dated November 9, 2004 as assigned by Harvard Property Trust, LLC to Behringer Harvard REIT I on November 12, 2004 regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on November 18, 2004)

   10.49 Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard Pratt H, LLC and the initial TIC borrowers regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)

   10.50 Promissory Note made between Behringer Harvard Pratt H, LLC and the initial TIC borrowers and Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22,
                2004)

   10.51 Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard Pratt H, LLC and the initial TIC borrower, as grantor, to Christopher F. Naughten as trustee for the benefit of Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)

   10.52 Assignment of Leases and Rents by Behringer Harvard Pratt H, LLC and the initial TIC borrowers to Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22,
                2004)

   10.53 Guaranty of Recourse Obligation made between Behringer Harvard Holdings, LLC, Behringer Harvard REIT I, Inc. and Robert Behringer for the benefit of Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22,
                2004)

   10.54 Tenants in Common Agreement regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)

   10.55 Property and Asset Management Agreement regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)

   10.56 Sale Agreement between Trizec 250 W. Pratt, LLC and Behringer Harvard Operating Partnership I LP regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)

   10.57 Credit Agreement between Bank of America, N.A. and Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and Behringer Harvard Cyprus, LLC regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

   10.58 Promissory Note made between Behringer Harvard REIT I, Inc. and Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

   10.59 Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard Cyprus, LLC, as grantor, to the Public Trustee of Arapahoe County, Colorado as trustee for the benefit of Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

   10.60 Assignment of Leases and Rents and Other Income by Behringer Harvard Cyprus, LLC to Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

   10.61 Guaranty Agreement made between Behringer Harvard Operating Partnership I LP in favor of Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

   10.62 Guaranty Agreement made between Behringer Harvard Cyprus, LLC in favor of Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

   10.63        Loan Agreement between Bear Stearns Commercial Mortgage, Inc.
                and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)

   10.64 Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)

   10.65        Promissory Note between Bear Stearns Commercial Mortgage, Inc.
                and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)

   10.66 Assignment of Leases and Rents between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)

   10.67 Indemnity Agreement by Behringer Harvard Ashford Perimeter H, LLC and Behringer Harvard REIT I, Inc. in favor of Bear Stearns Commercial Mortgage, Inc. regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)

   10.68 Purchase and Sale Agreement by and between LBA-VIF Utah, LLC and Harvard Property Trust, LLC dated February 15, 2005 regarding the Utah Building (previously filed and incorporated by reference to Form 8-K filed on February 28, 2005)

   10.69 Assignment of Purchase and Sale Agreement by Harvard Property Trust, LLC to Behringer Harvard Operating Partnership I LP dated February 22, 2005 regarding the Utah Building (previously filed and incorporated by reference to Form 8-K filed on February 28,
                2005)

   10.70 Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard Alamo Plaza H, LLC and Behringer Harvard Alamo Plaza S, LLC regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)

   10.71 Deed of Trust, Assignment of Leases and Rents and Security Agreement between Behringer Harvard Alamo Plaza H, LLC and Behringer Harvard Alamo Plaza S, LLC and the Public Trustee of the City and County of Denver, Colorado for the benefit of Citigroup Global Markets Realty Corp. regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)

   10.72        Promissory Note between Citigroup Global Markets Realty Corp.
                and Behringer Harvard Alamo Plaza H, LLC and Behringer Harvard Alamo Plaza S, LLC regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)

   10.73 Guaranty of Recourse Obligations made by Behringer Harvard Holdings, LLC and Robert Behringer as guarantors in favor of Citigroup Global Markets Realty Corp. regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)

   10.74 Assignment of Leases and Rents between Citigroup Commercial Mortgage, Inc. and Behringer Harvard Alamo Plaza H, LLC regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)

   21.1         List of Subsidiaries

   23.1         Consent of PricewaterhouseCoopers LLP

   31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1         Certification of Chief Executive and Financial Officers