Form 10-Q
period 2005-03-31
BEHRINGER HARVARD REIT I  INC
filed 2005-05-16
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
       ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR
      ☐                             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-51293

Behringer Harvard REIT I, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0509956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (866) 655-1605

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2005, Behringer Harvard REIT I, Inc. had 22,906,404 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.
FORM 10-Q
Quarter Ended March 31, 2005

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004

Assets
Real estate
Land	$10,856,361	$2,056,361
Buildings	46,833,614	15,500,115
Acquired in-place lease intangibles	12,413,281	4,431,302
Total real estate	70,103,256	21,987,778

Cash and cash equivalents	52,875,853	26,067,143
Restricted cash	11,864,583	5,446,643
Accounts receivable	595,207	-
Prepaid expenses and other assets	142,065	155,473
Escrow deposits	3,050,000	9,693,550
Investments in tenant-in-common interests	146,869,554	133,702,656
Deferred financing fees, net of accumulated amortization of
$148,828 and $55,111, respectively	2,145,515	1,634,443
Receivables from affiliates	263,996	200,747
Total assets	$287,910,029	$198,888,433

Liabilities and stockholders' equity

Liabilities
Mortgages payable	$127,273,168	$82,353,955
Accounts payable	20,762	881,296
Payables to affiliates	62,197	-
Acquired below market leases	1,179,238	1,236,682
Dividends payable	1,034,135	739,932
Accrued liabilities	1,805,476	809,196
Subscriptions for common stock	4,908,137	2,946,034
Total liabilities	136,283,113	88,967,095

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value per share;
350,000,000 shares authorized, 18,352,172 and
13,109,282 shares issued and outstanding at March 31,
2005 and December 31, 2004, respectively	1,835	1,311
Additional paid-in capital	161,945,946	115,626,494
Cumulative distributions and net loss	(10,320,865)	(5,706,467)
Total stockholders' equity	151,626,916	109,921,338
Total liabilities and stockholders' equity	$287,910,029	$198,888,433

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004

Revenue
Rental revenue	$2,052,746	$-
Total revenues	2,052,746	-

Expenses
Property operating expense	310,249	-
Interest	1,738,062	70,908
Rate lock extension expense	450,000	-
Real estate taxes	284,505	-
Property management fees	179,078	10,514
Asset management fees	174,729	3,617
Organization expenses	-	24,763
General and administrative	269,346	97,758
Depreciation and amortization	1,594,179	-
Total expenses	5,000,148	207,560

Interest income	123,173	25,105

Equity in earnings of investments
in tenant-in-common interests	939,927	34,073

Net loss	$(1,884,302)	$(148,382)

Basic and diluted weighted
average shares outstanding	15,752,708	1,510,520

Basic and diluted loss per share	$(0.12)	$(0.10)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities
Net loss	$(1,884,302)	$(148,382)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	1,599,358	-
Amortization of deferred financing fees	93,717	3,275
Equity in earnings of investments in
tenant-in-common interests	(939,927)	(34,073)
Distributions from investments	1,168,743	146,092
Change in accounts receivable	(428,906)	-
Change in prepaid expenses and other assets	218,190	29,708
Change in accounts payable	(860,534)	(18,068)
Change in accrued liabilities	732,155	(75,944)
Cash used in operating activities	(301,506)	(97,392)

Cash flows from investing activities
Purchases of tenant-in-common interests	(13,395,714)	-
Purchase of property	(53,457,136)	-
Escrow deposits on properties to be acquired	6,643,550	(1,415,000)
Purchases of property and equipment	(340,634)	-
Cash used in investing activities	(60,549,934)	(1,415,000)

Cash flows from financing activities
Financing costs	(604,789)	-
Proceeds from mortgage notes	45,033,843	-
Payments on mortgage notes	(114,630)	(11,956)
Issuance of common stock	51,222,966	11,398,471
Offering costs	(6,014,343)	(1,150,049)
Distributions	(1,324,541)	(111,445)
Change in subscriptions for common stock	1,962,103	2,886,586
Change in restricted cash	(2,499,407)	(5,387,346)
Change in receivables or payables to affiliates	(1,052)	(76,608)
Cash flows from financing activities	87,660,150	7,547,653

Net change in cash and cash equivalents	26,808,710	6,035,261
Cash and cash equivalents at beginning of period	26,067,143	5,146,856
Cash and cash equivalents at end of period	$52,875,853	$11,182,117

Supplemental disclosure:
Interest paid	$1,481,922	$67,633

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$1,111,353	$83,363
Distributions payable in common stock under distribution
reinvestment plan	$482,631	$44,187

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization

Behringer Harvard REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed in 2002 that has elected to qualify as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2004. We were organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease such properties to one or more tenants. In addition, we may make or purchase mortgage loans secured by the types of properties we may acquire directly.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP I”). We own a 0.1% interest in Behringer OP I as its general partner. The remaining 99.9% of Behringer OP I is held as a limited partner’s interest by BHR Partners, LLC, a Delaware limited liability company that is our wholly-owned subsidiary.

Our advisor is Behringer Advisors LP, a Texas limited partnership formed in 2002 (“Behringer Advisors”). Behringer Advisors is our affiliate and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

2.  Public Offering

On February 19, 2003, we commenced a public offering (the “Initial Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 8,000,000 shares available pursuant to our distribution reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sold pursuant to the Initial Offering. The Initial Offering ended on February 19, 2005 with 17,065,764 shares sold and $170,283,918 received in gross proceeds, excluding 20,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”).

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 in connection with a second public offering of our common stock (the “Current Offering”). The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed.

The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our distribution reinvestment plan.

As of March 31, 2005, we had accepted subscriptions for 18,352,172 shares of our common stock, including 20,000 shares owned by Behringer Holdings. Of this total, 1,266,408 shares were sold as part of the Current Offering. As of March 31, 2005, we had 50,000,000 shares of preferred stock authorized with no shares issued and outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vest on May 27, 2005 and expire on May 27, 2009. As of March 31, 2005, all 9,000 stock options were outstanding and none had been exercised. As of March 31, 2005, participating individual broker-dealers had the right to acquire up to 681,127 warrants from the Initial Offering for a nominal fee; however none of the warrants had been issued.

We admit new stockholders pursuant to the Current Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are received by us and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Our common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange or liquidating our assets on or before February 20, 2017. Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidation) prior to February 20, 2013. In the event we do not obtain listing prior to February 20, 2017, unless a majority of the members of our board of directors and a majority of the independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

3.  Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2005 and consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our consolidated financial position as of March 31, 2005 and December 31, 2004 and our consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004.

Certain financial information for the previous fiscal year has been reclassified to conform to the fiscal 2005 presentation with no impact on previously reported net loss or stockholders’ equity.

4.  Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the entity is determined not to be a variable interest entity under FIN No. 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 78-9 (“SOP 78-9”), “Accounting for Investments in Real Estate Ventures.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash as of March 31, 2005 also includes $2,500,000 held in restricted money market accounts as security for our guarantee of funds borrowed by Behringer Holdings and $4,400,000 held in restricted money market accounts for anticipated tenant expansions and improvements at the Ashford Perimeter.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to our two consolidated properties, the Cyprus Building and the Ashford Perimeter.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors and officers insurance.

Escrow Deposits

     Escrow deposits on properties to be acquired include deposits for the purchase of properties that we have contracted to acquire and rate lock deposits on future borrowings for future acquisitions.

Investments in Tenant-in-Common Interests

Investments in tenant-in-common interests consists of our undivided tenant-in-common interests in various office buildings located in Colorado, Maryland, Minnesota, Missouri, Texas and Washington D.C. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under SOP 78-9.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate, on a straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant’s payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met.

Offering Costs

Our advisor funds all of the organization and offering costs on our behalf. We are required to reimburse our advisor for such organization and offering costs up to 2.0% of the cumulative capital raised in the Current Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally will not be subject to federal corporate income taxes on net income we distribute to our stockholders. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Stock Based Compensation

We have three stock-based employee and director compensation plans. We account for these plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations.

Concentration of Credit Risk

At March 31, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in four financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of March 31, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share. These options were anti-dilutive for the three months ended March 31, 2005.

5.  Acquisitions

On January 6, 2005, we acquired a six-story office building containing approximately 288,175 rentable square feet and a four-story parking garage located on approximately 10.6 acres of land in Atlanta, Georgia (the “Ashford Perimeter”). The purchase price of the Ashford Perimeter was approximately $54,000,000.

On February 24, 2005, we acquired an undivided 30.583629% tenant-in-common interest in a sixteen-story office building containing approximately 191,151 rentable square feet and a four-story parking garage located on approximately 1.15 acres of land in Denver, Colorado (the “Alamo Plaza”). The purchase price of our tenant-in-common interest in the Alamo Plaza was approximately $14,500,000.

6.     Investments in Tenant-in-Common Interests

The following is a summary of our tenant-in-common interest investments as of March 31, 2005:

		Tenant in	Carrying
	Date	Common	Value of	Mortgages
Property Name	Acquired	Interest	Investment	Payable

Minnesota Center	10/15/03	14.467600%	$5,874,483	$4,275,526
Enclave on the Lake	4/12/04	36.312760%	10,179,209	7,183,960
St. Louis Place	6/30/04	35.709251%	11,847,286	7,088,552
Colorado Building	8/10/04	79.475200%	38,854,323	22,253,046
Travis Tower	10/1/04	60.430229%	34,691,648	22,686,659
Pratt Building	12/17/04	50.679950%	30,929,669	18,751,582
Alamo Plaza	2/24/05	30.583629%	14,492,936	9,633,843
Total			$146,869,554	$91,873,168

Our undivided tenant-in-common interest investments as of March 31, 2005 consisted of our proportionate share of the following assets and liabilities:

	Minnesota	Enclave on	St. Louis
	Center	the Lake	Place

Land	$3,500,000	$1,791,446	$1,529,501
Buildings, net	30,493,571	19,572,598	23,491,674
Real estate asset intangibles, net	5,294,862	6,148,719	7,335,894
Cash and cash equivalents	178,217	356,643	83,208
Restricted cash	2,370,478	362,172	1,993,610
Accounts receivable and other assets	423,903	342,551	751,737
Total assets	$42,261,031	$$28,574,129	$35,185,624

Acquired below market lease
intangibles, net	$227,220	$-	$1,234,374
Other liabilities	1,429,405	542,085	774,172
Total liabilities	1,656,625	542,085	2,008,546

Equity	40,604,406	28,032,044	33,177,078

Total liabilities and equity	$42,261,031	$28,574,129	$35,185,624

	Colorado	Travis	Pratt	Alamo
	Building	Tower	Building	Plaza

Land	$13,328,000	$6,230,000	$6,700,000	$7,000,000
Buildings, net	28,553,761	37,742,109	38,354,859	29,100,878
Real estate asset intangibles, net	5,446,386	10,094,963	9,713,569	7,132,486
Cash and cash equivalents	1,864	351,241	3,822	59,973
Restricted cash	3,464,135	5,606,417	7,031,226	4,845,514
Accounts receivable and other assets	440,150	344,906	729,053	179,105
Total assets	$51,234,296	$60,369,636	$62,532,529	$48,317,956

Acquired below market lease
intangibles, net	$1,661,180	$1,451,812	$390,347	$174,243
Other liabilities	684,503	1,510,052	1,112,782	755,825
Total liabilities	2,345,683	2,961,864	1,503,129	930,068

Equity	48,888,613	57,407,772	61,029,400	47,387,888

Total liabilities and equity	$51,234,296	$60,369,636	$62,532,529	$48,317,956

In the three months ended March 31, 2005, we recorded $939,927 of equity in earnings and $1,168,743 of distributions from our undivided tenant-in-common interest investments. Our equity in earnings from these tenant-in-common investments is our proportionate share of the earnings of the following properties for the three months ended March 31, 2005:

	Minnesota	Enclave on	St. Louis
	Center	the Lake	Place

Revenue	$1,823,668	$1,085,288	$1,360,104

Operating expenses:
Operating expenses	435,417	177,005	359,166
Property taxes	265,800	162,690	107,925
Total operating expenses	701,217	339,695	467,091

Operating income	1,122,451	745,593	893,013

Non-operating (income) expenses
Depreciation and amortization	679,071	416,839	447,682
(Interest income)/bank fees, net	(7,256)	(280)	(1,717)
Total non-operating (income) expenses	671,815	416,559	445,965

Net income	$450,636	$329,034	$447,048

Company's share of net income	$65,196	$119,481	$159,638

Company's share of distributions	$65,533	$110,699	$119,404

	Colorado	Travis	Pratt	Alamo
	Building	Tower	Building	Plaza

Revenue	$1,123,495	$2,357,397	$1,788,392	$477,322

Operating expenses:
Operating expenses	205,890	599,035	578,402	98,454
Property taxes	172,596	332,705	233,124	51,371
Total operating expenses	378,486	931,740	811,526	149,825

Operating income	745,009	1,425,657	976,866	327,497

Non-operating (income) expenses
Depreciation and amortization	485,623	865,317	992,642	154,627
(Interest income)/bank fees, net	846	(10,570)	(512)	-
Total non-operating (income) expenses	486,469	854,747	992,130	154,627

Net income (loss)	$258,540	$570,910	$(15,264)	$172,870

Company's share of net income (loss)	$205,475	$345,003	$(7,736)	$52,870

Company's share of distributions	$203,364	$379,540	$283,366	$6,837

7.     Real Estate

Acquisition

On January 6, 2005, we acquired the Ashford Perimeter, a six-story office building containing approximately 288,175 rentable square feet and a four-story parking garage located on approximately 10.6 acres of land in Atlanta, Georgia. The purchase price of the Ashford Perimeter was approximately $54,000,000. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$8,800,000	-
Building	31,432,428	25 years
Above/below market leases, net	1,386,021	4.67 years
Tenant improvements, leasing commissions
& legal fees	1,623,170	4.67 years
In-place leases	2,528,733	4.67 years
Tenant relationships	3,557,303	9.67 years
Accounts receivable	166,301	-
Prepaid expenses and other assets	308,772	-
Restricted cash	3,918,533	-
Financing fees	482,144
Tenant escrows	(191,101)	-
Other accruals	(73,024)	-
	$53,939,280

Pro-forma Results of Operations

The following summary presents the results of operations for the three months ended March 31, 2004, on an unaudited pro-forma basis, as if the acquisitions of the Cyprus Building, acquired December 16, 2004, and the Ashford Perimeter, acquired January 6, 2005, had occurred as of January 1, 2004. The Ashford Perimeter was acquired on January 6, 2005; therefore, no pro-forma results as if the acquisition had occurred on January 1, 2005 are presented for the three months ended March 31, 2005. The pro-forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had these transactions occurred on January 1, 2004, nor are they indicative of results of operations that may occur in the future.

	March 31, 2004	Pro Forma	March 31, 2004
	as Reported	Adjustment	Pro Forma

Total revenues	$-	$1,564,079	$1,564,079

Expenses:
Property operating expense	-	461,489	461,489
Interest	70,908	-	70,908
Real estate taxes	-	145,925	145,925
Property and asset management fees	14,131	113,950	128,081
Organization expenses	24,763	-	24,763
General and administrative expense	97,758	174,285	272,043
Depreciation and amortization	-	630,115	630,115
Total expenses	207,560	1,525,764	1,733,324

Interest income	25,105	-	25,105
Equity in earnings of investments in
tenant-in-common interests	34,073	-	34,073
Net income (loss)	$(148,382)	$38,315	$(110,067)

Basic and diluted weighted average shares outstanding	1,510,520	8,108,510	9,619,030

Basic and diluted loss per share	$(0.10)		$(0.01)

8.     Mortgages Payable

We used borrowings of $4,340,280 (the “Minnesota Center Loan”) under a non-recourse loan agreement with Greenwich Capital Financial Products, Inc. (the “Minnesota Center Loan Agreement”) to pay a portion of our 14.4676% tenant-in-common interest in the Minnesota Center. The remaining tenant-in-common interests in the Minnesota Center were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Minnesota Center Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Minnesota Center Loan Agreement were $30,000,000. The Minnesota Center Loan accrues interest at 6.181% and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity on November 1, 2010. The Minnesota Center Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and permits no prepayment until the earlier of (i) 42 months following inception of the Minnesota Center Loan or (ii) two years after securitization (“Minnesota Center Lockout Period”). The Minnesota Center is held as collateral for the Minnesota Center Loan. Certain obligations under the Minnesota Center Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Minnesota Center Loan may only be prepaid after the Minnesota Center Lockout Period. As of March 31, 2005, our outstanding principal balance under the Minnesota Center Loan was $4,275,526.

We used borrowings of $7,262,552 (the “Enclave Loan”) under a loan agreement with State Farm Life Insurance Company (the “Enclave Loan Agreement”) to pay a portion of the purchase price for our undivided 36.31276% tenant-in-common interest in Enclave on the Lake. The remaining tenant-in-common interests in Enclave on the Lake were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Enclave Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Enclave Loan Agreement were $20,000,000. The interest rate under the Enclave Loan is fixed at 5.45% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. The Enclave on the Lake is held as collateral for the Enclave Loan. Certain obligations under the Enclave Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Enclave Loan Agreement allows for prepayment of the entire outstanding principal after 42 months from the date of the Enclave Loan Agreement subject to the payment of a prepayment penalty. No prepayment penalty is due after 81 months from the date of the Enclave Loan Agreement. The Enclave Loan has a seven-year term. As of March 31, 2005, our outstanding principal balance under the Enclave Loan was $7,183,960.

We used borrowings of $7,141,850 (the “St. Louis Place Loan”) under a loan agreement with Greenwich Capital Financial Products, Inc. (the “St. Louis Place Loan Agreement”) to pay a portion of our undivided 35.709251% tenant-in-common interest in St. Louis Place. The remaining tenant-in-common interests in St. Louis Place were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the St. Louis Place Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the St. Louis Place Loan Agreement were $20,000,000. The interest rate under the St. Louis Place Loan is fixed at 6.078% per annum and requires principal and interest payments monthly based on a 30-year amortization period, with any unamortized principal due at maturity. St. Louis Place is held as collateral for the St. Louis Place Loan. Certain obligations under the St. Louis Place Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The St. Louis Place Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prohibits prepayment until the earlier of (i) 42 months or (ii) 2 years after securitization after which and prior to month 81 it may be defeased. The St. Louis Place Loan Agreement has a seven-year term. As of March 31, 2005, our outstanding principal balance under the St. Louis Place Loan was $7,088,552.

We used borrowings of $19,868,791 (the “Colorado Property Loan”) under a loan agreement with Greenwich Capital Financial Products, Inc. (the “Colorado Property Loan Agreement”) to pay a portion of our undivided 79.4752% tenant-in-common interest in the

Colorado Building. Additional borrowings of $2,384,255 have been made under this loan for tenant improvements. The remaining tenant-in-common interests in the Colorado Building were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a borrower under the Colorado Property Loan Agreement. The original total borrowings of all tenant-in-common interest holders under the Colorado Property Loan Agreement were $25,000,000. Total additional borrowings of $3,000,000 were available under this loan agreement for tenant improvements, and all $3,000,000 had been borrowed as of March 31, 2005. The interest rate under the Colorado Property Loan is fixed at 6.075% per annum. The Colorado Property is held as collateral for the Colorado Property Loan. Certain obligations under the Colorado Property Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Colorado Property Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee from and after the third payment prior to maturity, with at least 15 days prior notice. The Colorado Property Loan Agreement has a ten-year term. As of March 31, 2005, our outstanding principal balance under the Colorado Property Loan Agreement was $22,253,046.

We used borrowings of $22,812,411 (the “Travis Tower Loan”) under a loan agreement with Bear Stearns Commercial Mortgage, Inc. (the “Travis Tower Loan Agreement”) to pay a portion of our undivided 60.430229% tenant-in-common interest in the Travis Tower. The remaining tenant-in-common interests in the Travis Tower were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Travis Tower Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Travis Tower Loan Agreement were $37,750,000. The interest rate under the Travis Tower Loan Agreement is fixed at 5.434% per annum. Travis Tower is held as collateral for the Travis Tower Loan. Certain obligations under the Travis Tower Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Travis Tower Loan Agreement requires a minimum debt coverage ratio of not less than 1.65 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Travis Tower Loan Agreement has a ten-year term. As of March 31, 2005, our outstanding principal balance under the Travis Tower Loan was $22,686,659.

We used borrowings of $18,751,582 (the “Pratt Loan”) under a loan agreement with Citigroup Global Markets Realty Corporation (the “Pratt Loan Agreement”) to pay a portion of our undivided 50.67995% tenant-in-common interest in the Pratt Building. The remaining tenant-in-common interests in the Pratt Building were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Pratt Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Pratt Property Loan Agreement were $37,000,000. The interest rate under the Pratt Loan Agreement is fixed at 5.285% per annum. The Pratt Building is held as collateral for the Pratt Loan. Certain obligations under the Pratt Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Pratt Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Pratt Loan Agreement has a ten-year term. As of March 31, 2005, our outstanding principal balance under the Pratt Loan was $18,751,582.

On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12,000,000 of available borrowings (“the “Revolver”). The Revolver has a two-year term with the option to extend for one additional year. The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver. We can borrow, repay and reborrow again up to the available borrowing limit. As of March 31, 2005, we had no outstanding borrowings under the Revolver.

We used borrowings of $35,400,000 (the “Ashford Loan”) under a loan agreement with Bear Stearns Commercial Mortgage, Inc. (the “Ashford Loan Agreement”) to pay a portion of our purchase of the Ashford Perimeter. The interest rate under the Ashford Loan is fixed at 5.02% per annum until January 31, 2006, and 5.3% per annum, thereafter. The Ashford Perimeter is held as collateral for the Ashford Loan. Certain obligations under the Ashford Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Ashford Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. Monthly payments of interest are required through February 2007, with monthly interest and principal payments required beginning March 1, 2007 and continuing to the maturity date. Prepayment, in whole or in part, is permitted from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Ashford Loan Agreement has a seven-year term. As of March 31, 2005, our outstanding principal balance under the Ashford Loan was $35,400,000.

We used borrowings of $9,633,843 (the “Alamo Loan”) under a loan agreement (the “Alamo Loan Agreement”) with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 30.583629% tenant-in-common interest in the Alamo Plaza. The remaining tenant-in-common interests in the Alamo Plaza were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Alamo Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Alamo Property Loan Agreement were $31,500,000. The interest rate under the Alamo Loan Agreement is fixed at 5.395% per annum. The Alamo Plaza is held as collateral for the Alamo Loan. Certain obligations under the Alamo Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Alamo Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Alamo Loan Agreement has a ten-year term. As of March 31, 2005, our outstanding principal balance under the Alamo Loan was $9,633,843.

9. Stockholders’ Equity

Capitalization

As of March 31, 2005, we had accepted subscriptions for 18,352,172 shares of our common stock, including 20,000 shares owned by Behringer Holdings. As of March 31, 2005, we had no shares of preferred stock issued and outstanding. As of such date, we had issued options to acquire 9,000 shares of common stock to the independent members of our board of directors. As of March 31, 2005, participating individual broker-dealers had the right to acquire up to 681,127 warrants from the Initial Offering for a nominal fee; however none of the warrants had been issued.

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

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share. We have a distribution reinvestment plan (“DRIP”) whereby stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. The following are the distributions declared during the three months ended March 31, 2005 and 2004:

		Total	Cash	DRIP
2005	1st Quarter	$2,730,096	$1,471,872	$1,258,224
2004	1st Quarter	$265,859	$160,714	$105,145

10.   Related Party Arrangements

Certain of our affiliates received fees and compensation in connection with the Initial Offering, the Current Offering and in connection with the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation we incurred during the three months ended March 31, 2005 and 2004:

			Total capitalized
		Total capitalized	to investments in	Total
	Total	to offering	tenant-in-common	capitalized	Total
For the three months ended March 31, 2005	incurred	costs	interests	to real estate	expensed
Behringer Securities commissions and dealer manager fees	$4,794,497	$4,794,497	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	1,219,846	1,219,846	-	-	-

Behringer Advisors, acquisition, advisory fees and expenses	2,004,477	-	383,977	1,620,500	-

HPT Management LP, property management and leasing fees	179,078	-	-	-	179,078

Behringer Advisors, asset management fee	174,729	-	-	-	174,729
Total	$8,372,627	$6,014,343	$383,977	$1,620,500	$353,807

			Total capitalized
		Total capitalized	to investments in	Total
	Total	to offering	tenant-in-common	capitalized	Total
For the three months ended March 31, 2004	incurred	costs	interests	to real estate	expensed
Behringer Securities commissions and dealer manager fees	$890,284	$890,284	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	284,962	260,199	-	-	24,763

Behringer Advisors, acquisition, advisory fees and expenses	-	-	-	-	-

HPT Management LP, property management and leasing fees	10,514	-	-	-	10,514

Behringer Advisors, asset management fee	3,617	-	-	-	3,617
Total	$1,189,377	$1,150,483	$-	$-	$38,894

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the offering of our common stock, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1.0% of the gross proceeds of purchases made pursuant to our distribution reinvestment plan. In connection with the Current Offering, up to 2.0% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee will be paid on purchases made pursuant to our distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the three months ended March 31, 2005, Behringer Securities’ commissions and dealer manager fees totaled $3,567,530 and $1,226,967, respectively and were capitalized as offering costs in “Additional paid-in capital” on our balance sheet. In the three months ended March 31, 2004, Behringer Securities’ commissions and dealer manager fees totaled $613,707 and $276,577, respectively, and were capitalized as offering costs in “Additional paid-in capital” on our balance sheet.

Behringer Advisors, our affiliated advisor, or its affiliates, received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering. As of March 31, 2005, $7,047,083 of organization and offering expenses had been incurred by Behringer Advisors on our behalf, of which $4,464,784 had been reimbursed by us and the balance of $2,582,299 will be reimbursed at a rate of 2.0% of equity raised in the Current Offering. Reimbursement of organization and offering expenses incurred in connection with the Current Offering will be made at the rate of 2.0% of the gross offering proceeds; except that no organization and offering expenses will be reimbursed with respect to purchases made pursuant to our distribution reinvestment plan. Of the $4,464,784 of organization and offering expenses reimbursed by us through March 31, 2005, $4,229,311 had been capitalized as offering costs in “Additional paid-in capital” on our balance sheet and $235,473 had been expensed as organization expenses. For the three months ended March 31, 2005, $1,219,846 of offering expenses were reimbursed by us, of which all was capitalized as offering costs in “Additional paid-in capital” on our balance sheet. For the three months ended March 31, 2004, $284,962 of offering expenses were reimbursed by us, of which $260,199 were capitalized as offering costs in “Additional paid-in capital” on our balance sheet and $24,763 were expensed as organization expenses. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, our affiliates, based on anticipated respective equity offering sizes of those entities.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or their affiliates also received acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. In connection with the Current Offering, such fees have been reduced to 2.5% for acquisitions made on or after February 11, 2005. Behringer Advisors or their affiliates also received up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the three months ended March 31, 2005, Behringer Advisors earned $2,004,477 in acquisition and advisory fees for the investments we acquired. In the three months ended March 31, 2004, Behringer Advisors did not receive any acquisition and advisory fees as we did not any acquire any investments during that three-month period. We capitalized these fees as part of our real estate or investments in tenant-in-common interests.

We have paid and expect to pay in the future HPT Management LP (“HPT Management”), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. We incurred fees of $179,078 in the three months ended March 31, 2005 and $10,514 in the three months ended March 31, 2004 for the services provided by HPT Management in connection with our real estate and tenant-in-common investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value for periods through February 2005. Any portion of the asset management fee may be deferred and paid in a subsequent year. In connection with the Current Offering, such fees have been increased to 0.6% of aggregate asset value for periods beginning in March 2005. In the three months ended March 31, 2005, we incurred $174,729 of advisor asset management fees. In the three months ended March 31, 2004, we incurred $3,617 of advisor asset management fees. Behringer Advisors or their affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return of their net capital contributions and a 9.0% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15.0% of remaining net sales proceeds. Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.

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

We will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to us, subject to the limitation that we will not reimburse for any amount by which the advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.

At March 31, 2005, we had a receivable from affiliates of $263,996. This balance includes an expected refund of $200,000 from State Farm Life Insurance Company related to the acquisition of Enclave on the Lake. The refund was received by Harvard Property Trust LLC in 2004 and was refunded to us in April 2005.

At March 31, 2005, we had a payable to affiliates of $62,197. This balance includes property management fees for our two 100% directly owned properties due to HPT Management.

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

11.   Commitments and Contingencies

On January 28, 2004, we entered into an agreement with Behringer Holdings (the “Accommodation Agreement”) whereby we would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. Behringer Holdings has granted us a security interest in each purchase agreement entered into with respect to a project for which we make a guaranty. If Behringer Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to us and cooperate with us to obtain an extension of the purchase agreement with the seller. During February 2004, we placed $2,500,000 in restricted money market accounts with lenders as security for funds to be advanced to Behringer Holdings for future loans. As of March 31, 2005, we had no guarantees outstanding on borrowings by Behringer Holdings.

On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We and our affiliates have the right, but not an obligation, to purchase up to a 5% interest in each project with respect to which we make a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs.

On August 13, 2004, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage to lock an interest rate of 5.43% for up to $60,000,000 in borrowings. We have made total deposits of $1,800,000 ($1,200,000 initial deposit and $600,000 in additional deposits) under this agreement as of March 31, 2005. The initial and additional deposits are refundable to us in amounts equal to 2% of any loans funded under the agreement. If the loans are not made for any reason other than the willful default of the lender, we are responsible for any interest rate hedging losses incurred by Bear Stearns Commercial Mortgage in connection with these transactions. The initial rate lock period expired on September 13, 2004; however the Extended Rate Lock Agreement allows us to extend the rate lock in 15-day increments at a nonrefundable cost of $75,000 per occurrence. These extension payments are expensed as incurred and amounted to $450,000 for the three months ended March 31, 2005. We have agreed with Bear Stearns Commercial Mortgage to extend the expiration date of the Extended Rate Lock Agreement through August 2005.

12.   Subsequent Events

On April 6, 2005, we entered into a contract to purchase a six-story office building with a two-level underground parking garage containing approximately 100,146 rentable square feet located on approximately 0.97 acres of land located in Long Beach, California (the “Downtown Plaza”) from Pacifica BP Investors I, an unaffiliated third party. The contract purchase price for the Downtown Plaza is $17,725,000, excluding closing costs.

On April 21, 2005, we acquired a one-story office and research facility containing approximately 150,495 rentable square feet located on 9.6 acres of land in El Segundo, California (the “Utah Avenue Building”). The total contract purchase price of the Utah Avenue Building, exclusive of closing costs and initial escrows, was $27,500,000.

On May 6, 2005, we entered into a contract to purchase a seven-story office building, with a four-level underground parking garage, containing approximately 115,130 rentable square feet located on approximately 1.26 acres of land in Burbank, California (the “Buena Vista Plaza”). The contract purchase price for the Buena Vista Plaza is $32,950,000, excluding closing costs.

A condition to the closing of the acquisition of the Buena Vista Plaza is that we execute and deliver an Amended and Restated Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP (the “Partnership Agreement”). Our board of directors has approved and we intend to execute such agreement in substantially the form agreed with the seller of the Buena Vista Plaza whether or not we consummate the acquisition of the Buena Vista Plaza; except that if we do not consummate the transaction, we will eliminate any provisions specific to Buena Vista Plaza. The seller of the Buena Vista Plaza (or its designees) will be required to execute such agreement upon its receipt of units in our operating partnership.

The principal changes we intend to make to the existing agreement of limited partnership of our operating partnership are:

•
a provision for the automatic adjustment (without any required amendment to the agreement of limited partnership) to the number of outstanding operating partnership units upon the issuance of shares by us or the redemption of our shares or operating partnership units;

•
a covenant by us to not hold any property other than directly or indirectly through the operating partnership, unless limited partners holding more than 50% of the operating partnership units held by all partners other than us and our affiliates consent to the ownership of a property through an entity not owned directly or indirectly through the operating partnership;

•
a provision for the method by which we will allocate the built-in-gain attributable to the Buena Vista Plaza (i.e., the difference between the fair market value of the property and its tax basis on the date of the closing of the acquisition of the property);

•
a provision enabling us to amend the Partnership Agreement or to allocate operating partnership income in order for the operating partnership to avoid the characterization of operating partnership income allocable to tax-exempt partners as “unrelated business taxable income,” within the meaning of the Internal Revenue Code of 1986, as amended;

•
an acknowledgement by the partners that we, in our capacity as the general partner of our operating partnership, are not obligated to take into account the tax consequences to any other partner in connection with any action taken by us; and

•
a covenant by us to not prevent the issuance of our shares to a partner upon such partner’s exercise of the exchange right by reason that the issuance of such shares will be integrated with another distribution or issuance of our shares under the Securities Act of 1933, as amended, if such partner provides an opinion of counsel that is reasonably satisfactory to us that the issuance of our shares to such partner will not be integrated with another distribution or issuance by us of our shares.

We issued 4,554,232 shares of our common stock between April 1, 2005 and May 2, 2005, resulting in gross proceeds to us of $45,521,922. Common stock outstanding as of May 2, 2005 totaled 22,906,404 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate related investments for impairment.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Investments in Tenant-in-Common Interests

As of March 31, 2005, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided tenant-in-common interests in various office buildings. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP 78-9”) “Accounting for Investments in Real Estate Ventures.”

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

As of March 31, 2005, we owned, through direct ownership or tenant-in-common interests, a portfolio of nine properties located in Colorado, Georgia, Maryland, Minnesota, Missouri, Texas and Washington, D.C.

On February 11, 2005, our second public offering of common stock was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share that may be distributed pursuant to our distribution reinvestment program.

Results of Operations

At March 31, 2005, we had 100% direct ownership of two properties and tenant-in-common interests in seven additional properties. At March 31, 2004, we owned a tenant-in-common interest in one property. Accordingly, our results of operations for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, reflect significant increases in all categories.

Three months ended March 31, 2005 as compared to three months ended March 31, 2004

Revenue. Rental revenue for the three months ended March 31, 2005 of $2,052,746 was from the Cyprus Building and the Ashford Perimeter, each 100% directly-owned properties. During the three months ended March 31, 2004, we did not have any rental revenue because we did not directly own any real estate at that time. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the three months ended March 31, 2005 was $310,249 and was comprised of property operating expense from the Cyprus Building and the Ashford Perimeter, each 100% directly-owned properties. During the three months ended March 31, 2004, we did not have any property operating expense. Management expects increases in property operating expense in the future as we purchase additional real estate properties. Under the accounting policies described above, property operating expense of properties in which we own a tenant-in-common interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the three months ended March 31, 2005 was $1,738,062 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and tenant-in-common interest investments. During the three months ended March 31, 2004, interest expense was $70,908 and was comprised of interest expense and amortization of deferred financing fees related to our mortgage associated with our tenant-in-common interest in the Minnesota Center. Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Expense. Rate lock extension expense for the three months ended March 31, 2005 was $450,000 and represented non-refundable fees related to interest rate lock deposits on future borrowings for future acquisitions. There was no rate lock extension expense for the three months ended March 31, 2004. We may or may not enter into similar rate lock agreements with such fees in the future.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2005 were $284,505 and were comprised of real estate taxes from the Cyprus Building and the Ashford Perimeter, each 100% directly-owned properties. During the three months ended March 31, 2004, we did not have any real estate taxes. Management expects increases in real estate taxes in the future as we purchase additional real estate properties. Under the accounting policies described above, real estate taxes of properties in which we own a tenant-in-common interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the three months ended March 31, 2005 were $179,078 and were comprised of property management fees associated with our two directly-owned properties and seven tenant-in-common interest investments. During the three months ended March 31, 2004, property management fees were $10,514 and were comprised of property management fees related to our tenant-in-common interest in the Minnesota Center. Management expects increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the three months ended March 31, 2005 were $174,729 and were comprised of asset management fees associated with our two directly-owned properties and seven tenant-in-common interest investments. During the three months ended March 31, 2004, asset management fees were $3,617 and were comprised of asset management fees related to our tenant-in-common interest in the Minnesota Center. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

Organization Expenses. There were no organization expenses for the three months ended March 31, 2005. During the three months ended March 31, 2004, organization expenses were $24,763 and were comprised of reimbursements to our advisor related to organizational costs our advisor paid on our behalf. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2005 was $269,346 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the three months ended March 31, 2004, these expenses totaled $97,758. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2005 was $1,594,179 and was comprised of depreciation and amortization expense from the Cyprus Building and the Ashford Perimeter, each 100% directly-owned properties. During the three months ended March 31, 2004, we did not have any depreciation and amortization expense. Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties. Under the accounting policies described above, depreciation and amortization expense of properties in which we own a tenant-in-common interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the three months ended March 31, 2005 was $123,173 and was comprised of interest income associated with funds on deposits with banks. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the three months ended March 31, 2004, we earned $25,105 in interest income, a significantly lower amount than in 2005 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in tenant-in-common interests for the three months ended March 31, 2005 were $939,927 and were comprised of our share of equity in the earnings of our seven tenant-in-common interest investments. During the three months ended March 31, 2004, we owned only one tenant-in-common interest, in the Minnesota Center, resulting in equity in earnings of investments in tenant-in-common interests of $34,073.

Cash Flow Analysis

As of March 31, 2004, our only real estate investment was our undivided 14.4676% tenant-in-common interest in Minnesota Center. As of March 31, 2005, we owned two real estate properties and had tenant-in-common investment interests in seven real estate properties. As a result, our cash flows for the three months ended March 31, 2005 are not comparable to the cash flows for the three months ended March 31, 2004.

Cash flows used in operating activities for the three months ended March 31, 2005 were $(301,506) and were primarily comprised of the net loss of $(1,884,302) adjusted for equity in earnings of investments in tenant-in-common interests of $(939,927). These decreases were partially offset by distributions from investments of $1,168,743 and by depreciation and amortization expense of $1,599,358 related to our two directly 100% owned real estate properties, the Cyprus Building and the Ashford Perimeter. During the three months ended March 31, 2004, cash flows from operating activities were $(97,392) due to fewer real estate investments and less corporate activity.

Cash flows from investing activities for the three months ended March 31, 2005 were $(60,549,934) and were primarily comprised of purchases of the Ashford Perimeter of $(53,457,136), a tenant-in-common interest in the Alamo Plaza of $(13,395,714) and a reduction of deposits of $6,643,550 used for the purchases of these two investments. During the three months ended March 31, 2004, cash flows from investing activities were $(1,415,000), which consisted of a deposit for our purchase of a tenant-in-common interest in Enclave on the Lake.

Cash flows from financing activities for the three months ended March 31, 2005 were $87,660,150 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $45,208,623 and proceeds from mortgage notes, net of mortgage payments of $44,919,213. During the three months ended March 31, 2004, cash flows from financing activities were $7,547,653 and were comprised primarily of funds received from issuance of stock and proceeds from the mortgage note associated with our tenant-in-common interest in the Minnesota Center.

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

We used borrowings of $35,400,000 (the “Ashford Loan”) under a loan agreement with Bear Stearns Commercial Mortgage, Inc. (the “Ashford Loan Agreement”) to pay a portion of our purchase of the Ashford Perimeter. The interest rate under the loan is fixed at 5.02% per annum until January 31, 2006, and 5.3% per annum, thereafter. The Ashford Perimeter is held as collateral for the Ashford Loan. Certain obligations under the Ashford Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Ashford Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. Monthly payments of interest are required through February 2007, with monthly interest and principal payments required beginning March 1, 2007 and continuing to the maturity date. Prepayment, in whole or in part, is permitted from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Ashford Loan Agreement has a seven-year term. As of March 31, 2005, our outstanding principal balance under the Ashford Loan was $35,400,000.

We used borrowings of $9,633,843 (the “Alamo Loan”) under a loan agreement (the “Alamo Loan Agreement”) with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 30.583629% tenant-in-common interest in the Alamo Plaza. The remaining tenant-in-common interests in the Alamo Plaza were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Alamo Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Alamo Property Loan Agreement were $31,500,000. The interest rate under the Alamo Loan Agreement is fixed at 5.395% per annum. The Alamo Plaza is held as collateral for the Alamo Loan. Certain obligations under the Alamo Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Alamo Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last three months prior to maturity. The Alamo Loan Agreement has a ten-year term. As of March 31, 2005, our outstanding principal balance under the Alamo Loan was $9,633,843.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets as offering proceeds become available, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO for the three months ended March 31, 2005 is presented below:

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004

Net loss	$(1,884,302)	$(148,382)
Preferred stock dividends	-	-
Net loss allocable to common stock	(1,884,302)	(148,382)

Real estate depreciation (1)	1,380,315	51,131
Real estate amortization (1)	2,106,855	64,923
Gain (loss) on sale of properties	-	-
Impairment of long-lived assets	-	-
Extraordinary loss	-	-
Funds from operations (FFO)	$1,602,868	$(32,328)

Cash distributions paid	$1,324,541	$111,445
Common stock issued in DRIP	1,111,353	83,363
Total distributions paid	$2,435,894	$194,808

Distributions declared	$2,730,096	$265,859
___________________

(1) This represents our proportionate share of the depreciation and amortization expense of the properties in which we own directly and those in which we own a tenant-in-common interest. The expenses of the tenant-in-common interest are reflected in our equity in earnings from these tenant-in-common investments for the three months ended March 31, 2005.

During the three months ended March 31, 2005, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term during 2005. However, over the long-term we expect that we will make distributions out of FFO (except to the extent of distributions from the sale of our assets). However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may exceed FFO and may result in a significant portion of distributions continuing to represent a return of capital rather than distributions from the results of real estate operations.

Off-Balance Sheet Arrangements

On January 28, 2004, we entered into an agreement with Behringer Holdings (the “Accommodation Agreement”) whereby we would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. During February 2004, we placed $2,500,000 in restricted money market accounts with lenders as security for funds advanced to Behringer Holdings.

On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We or our affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which we make a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs. As of March 31, 2005, we had no loan guarantees outstanding on borrowings by Behringer Holdings.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2005:

		Principal Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Minnesota Center	$4,275,526	$51,828	$113,193	$128,973	$3,981,532
Enclave on the Lake	7,183,960	103,311	224,265	250,030	6,606,354
St. Louis Place	7,088,552	83,552	182,176	207,160	6,615,664
Colorado Property	22,253,046	-	-	128,796	22,124,250
Travis Tower	22,686,659	300,256	649,085	727,800	21,009,518
Pratt Building	18,751,582	-	293,874	543,865	17,913,843
Ashford Perimeter	35,400,000	59,192	1,178,728	1,317,190	32,844,890
Alamo Plaza	9,633,843	-	-	-	9,633,843
	$127,273,168	$598,139	$2,641,321	$3,303,814	$120,729,894

		Interest Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Minnesota Center	$1,464,418	$266,525	$523,512	$507,732	$166,649
Enclave on the Lake	2,294,795	388,790	759,938	734,173	411,894
St. Louis Place	2,656,018	434,582	854,091	829,107	538,238
Colorado Property	12,797,233	1,370,649	2,745,052	2,739,767	5,941,765
Travis Tower	11,114,618	1,242,743	2,436,914	2,358,199	5,076,762
Pratt Building	9,340,376	1,004,785	2,003,848	1,951,027	4,380,716
Ashford Perimeter	12,494,652	1,818,006	3,744,109	3,605,647	3,326,890
Alamo Plaza	5,204,077	526,965	1,055,373	1,053,929	2,567,810
	$57,366,187	$7,053,045	$14,122,837	$13,779,581	$22,410,724

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our management objectives with regard to interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2005, we had sold the following securities pursuant to the offering of our common stock for the following aggregate offering prices:

•	18,084,102 shares on a best efforts basis for $180,471,505; and
•	248,070 shares pursuant to our distribution reinvestment plan for $2,457,292.

The total of shares and gross offering proceeds pursuant to our offerings of common stock as of March 31, 2005 was 18,332,172 shares for $182,928,797. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Holdings preceding the commencement of the Initial Offering.

Through March 31, 2005, we had incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the offering of our common stock:

Type of Expense	Amount

Other expenses to affiliates (1)	$21,402,102
Other expenses to non-affiliates	14,386

Total expenses	$21,416,488
_________________

(1) Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses paid and accrued described above, were $161,512,309.

Through March 31, 2005, we had used $97,416,462 of such net offering proceeds to purchase real estate, including tenant-in-common interests, net of the mortgages payable. Of the amount used for the purchase of these investments, $7,327,703 was paid to Behringer Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

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

BEHRINGER HARVARD REIT I, INC.

Dated: May 16, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit Number   Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.