Form 10-Q
period 2005-06-30
BEHRINGER HARVARD REIT I  INC
filed 2005-08-15
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            [Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, Behringer Harvard REIT I, Inc. had 38,451,697 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.
FORM 10-Q
Quarter Ended June 30, 2005

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Real estate
Land	$34,466,361	$2,056,361
Buildings, net	141,010,090	15,500,115
Acquired in-place lease intangibles, net	28,841,784	4,431,302
Total real estate	204,318,235	21,987,778

Cash and cash equivalents	51,490,944	26,067,143
Restricted cash	18,775,892	5,446,643
Accounts receivable	935,279	-
Prepaid expenses and other assets	264,076	155,473
Loan deposits	3,989,329	1,800,000
Escrow deposits	9,694,500	7,893,550
Investments in tenant-in-common interests	144,980,961	133,702,656
Deferred financing fees, net of accumulated amortization of
$249,743 and $55,111, respectively	2,507,619	1,634,443
Receivables from affiliates	-	200,747
Total assets	$436,956,835	$198,888,433

Liabilities and stockholders' equity

Liabilities
Mortgages payable	$159,795,212	$82,353,955
Accounts payable	243	881,296
Payables to affiliates	92,687	-
Acquired below market leases, net	2,882,017	1,236,682
Distributions payable	1,649,808	739,932
Accrued liabilities	2,680,130	809,196
Subscriptions for common stock	9,853,273	2,946,034
Total liabilities	176,953,370	88,967,095

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value per share;
350,000,000 shares authorized, 31,097,767 and
13,109,282 shares issued and outstanding at June 30,
2005 and December 31, 2004, respectively	3,110	1,311
Additional paid-in capital	275,400,033	115,626,494
Cumulative distributions and net loss	(15,399,678)	(5,706,467)
Total stockholders' equity	260,003,465	109,921,338
Total liabilities and stockholders' equity	$436,956,835	$198,888,433

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue
Rental revenue	$3,687,278	$-	$5,740,024	$-
Total revenue	3,687,278	-	5,740,024	-

Expenses
Property operating expense	738,673	-	1,048,922	-
Interest	2,105,226	157,541	3,843,288	228,449
Rate lock extension expense	-	-	450,000	-
Real estate taxes	452,266	-	736,771	-
Property management fees	253,531	19,619	432,609	30,133
Asset management fees	218,264	6,794	392,993	10,411
Organization expenses	-	45,748	-	70,511
General and administrative	411,812	180,354	681,158	278,112
Depreciation and amortization	1,572,766	-	3,166,945	-
Total expenses	5,752,538	410,056	10,752,686	617,616

Interest income	470,334	50,657	593,507	75,762

Equity in earnings of investments
in tenant-in-common interests	784,879	133,346	1,724,806	167,419

Net loss	$(810,047)	$(226,053)	$(2,694,349)	$(374,435)

Basic and diluted weighted
average shares outstanding	24,304,910	3,151,134	20,052,434	2,330,827

Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.13)	$(0.16)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities
Net loss	$(2,694,349)	$(374,435)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization	3,206,845	-
Amortization of deferred financing fees	194,632	6,551
Equity in earnings of investments in
tenant-in-common interests	(1,724,806)	(167,419)
Distributions from investments	2,482,386	447,273
Change in accounts receivable	(768,978)	-
Change in prepaid expenses and other assets	329,859	(1,284,488)
Change in accounts payable	(881,054)	(2,921)
Change in accrued liabilities	872,965	(59,231)
Cash provided by (used in) operating activities	1,017,500	(1,434,670)

Cash flows from investing activities
Purchases of tenant-in-common interests	(12,035,885)	(22,618,381)
Purchase of properties	(189,094,492)	-
Escrow deposits on properties to be acquired	(1,800,950)	(2,980,000)
Purchases of property and equipment	(652,643)	-
Cash used in investing activities	(203,583,970)	(25,598,381)

Cash flows provided by financing activities
Proceeds from mortgage notes	77,683,843	14,404,402
Payments on mortgage notes	(242,586)	(27,810)
Financing costs	(1,067,808)	(182,147)
Loan deposits on properties to be acquired	(2,189,329)	-
Issuance of common stock	176,765,428	32,456,024
Offering costs	(19,820,891)	(3,618,807)
Distributions	(3,258,186)	(378,979)
Change in subscriptions for common stock	6,907,240	4,034,207
Change in restricted cash	(6,816,878)	(6,533,805)
Change in receivables or payables to affiliates	29,438	334,861
Cash flows provided by financing activities	227,990,271	40,487,946

Net change in cash and cash equivalents	25,423,801	13,454,895
Cash and cash equivalents at beginning of period	26,067,143	5,146,856
Cash and cash equivalents at end of period	$51,490,944	$18,601,751

Supplemental disclosure
Interest paid	$2,886,238	$221,898

Non-cash financing activities
Common stock issued in distribution reinvestment plan	$2,830,801	$257,944
Distributions payable in common stock under distribution
reinvestment plan	$804,844	$96,013

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

2.    Public Offering

On February 19, 2003, we commenced a public offering (the “Initial Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 8,000,000 shares available pursuant to our distribution reinvestment plan and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sold pursuant to the Initial Offering. The Initial Offering ended on February 19, 2005 with 17,066,753 shares issued and $170,283,918 received in gross proceeds, excluding 20,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”).

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 in connection with a second public offering of our common stock (the “Current Offering”). The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed.The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our distribution reinvestment plan. As of June 30, 2005, we had accepted subscriptions for 31,097,767 shares of our common stock, including 20,000 shares owned by Behringer Holdings. Of this total, 14,011,014 shares were sold as part of the Current Offering for gross proceeds of $139,906,769. As of June 30, 2005, the total gross proceeds from our Initial and Current Offerings were $310,190,687, which excludes 20,000 shares owned by Behringer Holdings.

As of June 30, 2005, we had 50,000,000 shares of preferred stock authorized with no shares issued and outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vested on May 27, 2005 and expire on May 27, 2009. On May 31, 2005, the independent members of the Board of Directors were granted options to purchase a total of 15,000 shares of our common stock at an exercise price of $9.10 per share under the 2005 Incentive Award Plan. These options vest on May 31, 2006 and expire on May 31, 2015. As of June 30, 2005, all 24,000 stock options were outstanding and none had been exercised. As of June 30, 2005, 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers.

We admit new stockholders pursuant to the Current Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

3.    Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2005 and consolidated statements of operations and cash flows for the periods ended June 30, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our consolidated financial position as of June 30, 2005 and December 31, 2004 and our consolidated results of operations and cash flows for the periods ended June 30, 2005 and 2004.

Certain financial information for the previous fiscal year has been reclassified to conform to the current presentation with no impact on previously reported net loss or stockholders’ equity.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. Acumulated depreciation associated with the tangible assets of our consolidated properties was $985,710 at June 30, 2005.

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

Accumulated amortization associated with the acquired lease intangibles of our consolidated properties was $2,181,235 at June 30, 2005.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash as of June 30, 2005 also includes $2,500,000 held in restricted money market accounts as security for our guarantee of funds borrowed by Behringer Holdings and approximately $6,443,000 held in restricted money market accounts for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.

Accounts Receivable

        Accounts receivable primarily consist of receivables from tenants related to our consolidated properties.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors and officers insurance, as well as prepaid insurance and real estate taxes of our consolidated properties.

Loan Deposits

Loan deposits include interest rate lock deposits for future borrowings to make future acquisitions.

Escrow Deposits

                Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the six months ended June 30, 2005.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenants’ payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met.

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

Stock Based Compensation

We have a stock-based incentive award plan for our employees, directors and consultants and employees, directors and consultants of our affiliates. We account for this plan under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations.

Concentration of Credit Risk

At June 30, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in five financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of June 30, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share and 15,000 shares of our common stock at $9.10 per share. As of June 30, 2005, 682,670 warrants from the Initial Offering had been issued at $12.00 per share for the benefit of participating individual broker-dealers. These options and warrants were excluded from the calculation for earnings per share because the effect would be anti-dilutive for the three and six months ended June 30, 2005.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On April 21, 2005, we acquired a one-story office/research and development building containing approximately 150,495 rentable square feet located on approximately 9.6 acres of land in El Segundo, California (the “Utah Avenue Building”). The purchase price of the Utah Avenue Building was approximately $29,900,000.

On June 10, 2005, we acquired a thirteen-story office building containing approximately 436,342 rentable square feet located on approximately 0.9 acres of land in St. Paul, Minnesota (“Lawson Commons”). The purchase price of Lawson Commons was approximately $86,600,000.

On June 14, 2005, we acquired a six-story office building containing approximately 100,146 rentable square feet located on approximately 0.97 acres of land in Long Beach, California (“Downtown Plaza”). The purchase price for Downtown Plaza was approximately $19,700,000.

6.    Investments in Tenant-in-Common Interests

The following is a summary of our tenant-in-common interest investments as of June 30, 2005:

		Tenant in	Carrying
	Date	Common	Value of	Mortgages
Property Name	Acquired	Interest	Investment	Payable (1)

Minnesota Center	10/15/03	14.467600%	$5,795,626	$4,263,410
Enclave on the Lake	4/12/04	36.312760%	10,062,104	7,158,657
St. Louis Place	6/30/04	35.709251%	11,744,499	7,069,021
Colorado Building	8/10/04	79.475200%	38,498,847	22,253,046
Travis Tower	10/1/04	60.430229%	34,367,335	22,615,653
Pratt Building	12/17/04	50.679950%	30,327,912	18,751,582
Alamo Plaza	2/24/05	30.583629%	14,184,638	9,633,843
Total			$144,980,961	$91,745,212
____________________

(1) Each of the tenant-in-common investors, including us, is a borrower under these mortgage agreements. This amount represents our mortgage payable for our investment interest only.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our undivided tenant-in-common interest as of June 30, 2005 consists of our proportionate share of the following assets and liablities:

	Minnesota	Enclave on	St. Louis
	Center	the Lake	Place

Land	$3,500,000	$1,791,446	$1,529,501
Buildings, net	30,157,097	19,410,744	23,317,526
Acquired in-place lease intangibles, net	4,994,905	5,938,557	7,264,629
Cash and cash equivalents	17,535	421,596	(33,203)
Restricted cash	2,000,243	540,385	2,003,899
Accounts receivable and other assets	458,579	356,310	842,875
Total assets	$41,128,359	$28,459,038	$34,925,227

Acquired below market lease
intangibles, net	$331,227	$-	$1,366,846
Other liabilities	737,784	749,484	669,147
Total liabilities	1,069,011	749,484	2,035,993

Equity	40,059,348	27,709,554	32,889,234

Total liabilities and equity	$41,128,359	$28,459,038	$34,925,227

	Colorado	Travis	Pratt	Alamo
	Building	Tower	Building	Plaza

Land	$13,328,000	$6,230,000	$6,700,000	$7,000,000
Buildings, net	28,504,230	37,502,652	38,454,557	28,846,167
Acquired in-place lease intangibles, net	5,496,301	9,837,001	9,003,662	6,438,282
Cash and cash equivalents	19,883	126,777	3,583	335,326
Restricted cash	3,274,296	5,978,010	7,394,404	4,582,955
Accounts receivable and other assets	590,221	198,858	360,789	58,118
Total assets	$51,212,931	$59,873,298	$61,916,995	$47,260,848

Acquired below market lease
intangibles, net	$1,857,010	$1,642,207	$413,968	$176,269
Other liabilities	914,587	1,359,992	1,660,994	704,742
Total liabilities	2,771,597	3,002,199	2,074,962	881,011

Equity	48,441,334	56,871,099	59,842,033	46,379,837

Total liabilities and equity	$51,212,931	$59,873,298	$61,916,995	$47,260,848

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the six months ended June 30, 2005, we recorded $1,724,806 of equity in earnings and $2,482,386 of distributions from our undivided tenant-in-common interest investments. Our equity in earnings from these tenant-in-common investments is our proportionate share of the earnings of the following properties for the six months ended June 30, 2005:

	Minnesota	Enclave on	St. Louis
	Center	the Lake	Place

Revenue	$3,622,639	$2,170,034	$2,720,461

Operating expenses:
Operating expenses	818,313	369,159	692,084
Property taxes	531,331	323,580	219,150
Total operating expenses	1,349,644	692,739	911,234

Operating income	2,272,995	1,477,295	1,809,227

Non-operating (income) expenses
Depreciation and amortization	1,334,699	828,280	905,341
(Interest income)/bank fees, net	39,954	20,438	46,878
Total non-operating (income) expenses	1,374,653	848,718	952,219

Net income	$898,342	$628,577	$857,008

Company's share of net income	$129,969	$228,254	$306,031

Company's share of distributions	$129,574	$225,326	$252,308

	Colorado	Travis	Pratt	Alamo
	Building	Tower	Building	Plaza

Revenue	$2,274,547	$4,858,155	$3,566,382	$1,596,757

Operating expenses:
Operating expenses	528,775	1,195,935	1,029,656	374,558
Property taxes	343,133	518,656	472,156	161,753
Total operating expenses	871,908	1,714,591	1,501,812	536,311

Operating income	1,402,639	3,143,564	2,064,570	1,060,446

Non-operating (income) expenses
Depreciation and amortization	1,008,339	1,729,829	2,018,790	1,094,332
(Interest income)/bank fees, net	700	111,457	77,082	42,515
Total non-operating (income) expenses	1,009,039	1,841,286	2,095,872	1,136,847

Net income (loss)	$393,600	$1,302,278	$(31,302)	$(76,401)

Company's share of net income (loss)	$312,815	$786,969	$(15,865)	$(23,367)

Company's share of distributions	$344,457	$760,071	$623,733	$146,917

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7.    Real Estate

Direct Acquisitions

On January 6, 2005, we acquired the Ashford Perimeter, a six-story office building containing approximately 288,175 rentable square feet and a four-story parking garage located on approximately 10.6 acres of land in Atlanta, Georgia. The purchase price of the Ashford Perimeter was approximately $54,000,000. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$8,800,000	-
Building	31,432,428	25 years
Above/below market leases, net	1,386,021	4.67 years
Tenant improvements, leasing commissions
& legal fees	1,623,170	4.67 years
In-place leases	2,528,733	4.67 years
Tenant relationships	3,557,303	9.67 years
Accounts receivable	166,301	-
Prepaid expenses and other assets	308,772	-
Restricted cash	3,918,533	-
Financing fees	482,144	-
Tenant escrows	(191,101)	-
Other accruals	(73,024)	-
	$53,939,280

On April 21, 2005, we acquired the Utah Avenue Building, a one-story office/research and development building containing approximately 150,495 rentable square feet located on approximately 9.6 acres of land in El Segundo, California. The purchase price of the Utah Avenue Building was approximately $29,900,000. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$16,800,000	-
Building	6,917,325	25 years
Above/below market leases, net	434,998	4.6 years
Tenant improvements, leasing commissions
& legal fees	2,041,017	4.6 years
In-place leases	1,155,755	4.6 years
Tenant relationships	1,044,633	9.6 years
Prepaid expenses and other assets	91,048	-
Restricted cash	1,170,459	-
Financing fees	286,823	-
Other accruals	(62,629)	-
	$29,879,429

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On June 10, 2005, we acquired Lawson Commons, a thirteen-story office building containing approximately 436,342 rentable square feet located on approximately 0.9 acres of land in St. Paul, Minnesota. The purchase price of Lawson Commons was approximately $86,600,000. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$2,200,000	-
Building	75,702,101	25 years
Above/below market leases, net	(1,154,959)	1.1-10.1 years
Tenant improvements, leasing commissions
& legal fees	5,421,710	1.1-10.1 years
In-place leases	3,014,609	1.1-10.1 years
Tenant relationships	1,962,679	6.1-15.1 years
Cash	80,000	-
Prepaid expenses and other assets	85,065	-
Other accruals	(715,606)	-
	$86,595,599

On June 14, 2005, we acquired Downtown Plaza, a six-story office building containing approximately 100,146 rentable square feet located on approximately 0.97 acres of land in Long Beach, California. The purchase price for Downtown Plaza was approximately $19,700,000. The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$4,610,000	-
Building	11,874,135	25 years
Above/below market leases, net	(139,173)	4.6 years
Tenant improvements, leasing commissions
& legal fees	577,187	4.6 years
In-place leases	466,229	4.6 years
Tenant relationships	876,232	9.6 years
Prepaid expenses and other assets	89,627	-
Cash	30,000	-
Restricted cash	1,423,379	-
Financing fees	176,196	-
Other accruals	(251,666)	-
	$19,732,146

Pro Forma Results of Operations

The following summary presents the unaudited pro forma results of operations for the three and six months ended June 30, 2005 and 2004 as if the acquisitions of the Cyprus Building, the Ashford Perimeter, the Utah Avenue Building, Lawson Commons and Downtown Plaza had occurred as of January 1, 2004. The pro-forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had these transactions occurred on January 1, 2004, nor are they indicative of results of operations that may occur in the future.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	three months ended
	June 30, 2005	June 30, 2004

Total revenues	$6,675,507	$6,277,832
Total expenses	9,228,925	7,717,156
Interest income	397,653	(47,159)
Equity in investments	784,879	133,346
Net loss	$(1,370,886)	$(1,353,137)

Basic and diluted weighted average shares outstanding	24,304,910	3,151,134

Basic and diluted loss per share	$(0.06)	$(0.43)

	six months ended
	June 30, 2005	June 30, 2004

Total revenues	$12,940,546	$12,555,663
Total expenses	19,259,353	15,231,817
Interest income	428,933	(119,871)
Equity in investments	1,724,806	167,419
Net loss	$(4,165,068)	$(2,628,606)

Basic and diluted weighted average shares outstanding	20,052,434	2,330,827

Basic and diluted loss per share	$(0.21)	$(1.13)

8.    Mortgages Payable

The following table sets forth our mortgages payable on consolidated properties and our tenant-in-common interests in properties at June 30, 2005 and December 31, 2004:

	Balance		Interest	Maturity
Description	June 30, 2005	December 31, 2004	Rate	Date
Minnesota Center loan (1)(2)	$4,263,410	$4,288,896	6.181%	11/1/2010
Enclave loan (1)(3)	7,158,657	7,208,922	5.450%	5/1/2011
St. Louis Place loan (1)(4)	7,069,021	7,110,134	6.078%	11/1/2010
Colorado Property loan (1)(5)	22,253,046	22,253,046	6.075%	9/6/2014
Travis Tower loan (1)(6)	22,615,653	22,741,375	5.434%	10/1/2014
Pratt loan (1)(7)	18,751,582	18,751,582	5.285%	12/11/2014
Ashford loan (8)	35,400,000	-	5.020%	2/1/2012
Alamo loan (1)(9)	9,633,843	-	5.395%	2/11/2015
Utah Avenue loan (10)	20,000,000	-	5.540%	6/15/2015
Downtown Plaza loan (11)	12,650,000	-	5.367%	7/15/2015
	$159,795,212	$82,353,955
      ___________________________
(1)
Each tenant-in-common interest holder is a borrower under this loan agreement. The remaining tenant-in-common interest holders acquired their interests in a private offering sponsored by our affiliate,

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

                Behringer Holdings. The amounts shown in the table represent the remaining principal outstanding for our tenant-in-common interest.

(2)	The Minnesota Center is held as collateral for the Minnesota Center loan. Certain obligations under the Minnesota Center loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(3)	Enclave on the Lake is held as collateral for the Enclave loan. Certain obligations under the Enclave loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(4)	St. Louis Place is held as collateral for the St. Louis Place loan. Certain obligations under the St. Louis Place loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(5)	The Colorado Property is held as collateral for the Colorado Property loan. Certain obligations under the Colorado Property loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(6)	Travis Tower is held as collateral for the Travis Tower loan. Certain obligations under the Travis Tower loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(7)	The Pratt Building is held as collateral for the Pratt loan. Certain obligations under the Pratt loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(8)	The Ashford Perimeter is held as collateral for the Ashford loan.

(9)	The Alamo Plaza is held as collateral for the Alamo loan. Certain obligations under the Alamo Loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(10)	The Utah Avenue Building is held as collateral for the Utah Avenue loan.

(11)	Downtown Plaza is held as collateral for the Downtown Plaza loan.

As of June 30, 2005 we are in compliance with each of the debt covenants under our loan agreements.

On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12,000,000 of available borrowings (“the “Revolver”). The Revolver has a two-year term with the option to extend for one additional year. The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver. We can borrow, repay and reborrow again up to the available borrowing limit. As of June 30, 2005, we had no outstanding borrowings under the Revolver.

9.    Stockholders’ Equity

Capitalization

As of June 30, 2005, we had accepted subscriptions for 31,097,767, shares of our common stock, including 20,000 shares owned by Behringer Holdings. As of June 30, 2005, we had no shares of preferred stock issued and outstanding. As of such date, we had issued options to acquire 24,000 shares of common stock to the independent members of our board of directors. As of June 30, 2005, 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemental from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan. As of June 30, 2005, we have redeemed 82,286 shares for $822,868.

Incentive Award Plan

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our employees, directors and consultants and employees, directors and consultants of our subsidiaries. The 2005 Incentive Award Plan replaces the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan. As of June 30, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share as part of the Non-Employee Director Stock Option Plan and 15,000 shares of our common stock at $9.10 per share as part of the 2005 Incentive Award Plan. All of these options were anti-dilutive for the three and six months ended June 30, 2005.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share. We have a distribution reinvestment plan (“DRIP”) whereby stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. The following are the distributions declared during the six months ended June 30, 2005 and 2004:

	Total	Cash	DRIP
2005
1st Quarter	$2,730,096	$1,471,872	$1,258,224
2nd Quarter	4,268,766	2,227,105	2,041,661
Total	$6,998,862	$3,698,977	$3,299,885

2004
1st Quarter	$265,859	$160,714	$105,145
2nd Quarter	554,010	327,485	226,525
Total	$819,869	$488,199	$331,670

10.   Related Party Arrangements

Certain of our affiliates received fees and compensation in connection with the Initial Offering, the Current Offering and in connection with the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation we incurred during the six months ended June 30, 2005 and 2004:

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

			Total capitalized
		Total capitalized	to investments in
	Total	to offering	tenant-in-common	Total capitalized	Total
For the six months ended June 30, 2005	incurred	costs	interests	to real estate	expensed
Behringer Securities commissions and dealer manager fees	$16,080,342	$16,080,342	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	3,740,549	3,740,549	-	-	-

Behringer Advisors, acquisition, advisory fees and expenses	5,896,227	-	383,977	5,512,250	-

HPT Management LP, property management and leasing fees	432,609	-	-	-	432,609

Behringer Advisors, asset management fee	392,993	-	-	-	392,993
Total	$26,542,720	$19,820,891	$383,977	$5,512,250	$825,602

			Totalcapitalized
		Tota l capitalized	to investments in
	Total	to offering	tenant-in-common	Total capitalized	Total
For the six months ended June 30, 2004	incurred	costs	interests	to real estate	expensed
Behringer Securities commissions and dealer manager fees	$2,878,345	$2,878,345	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	811,407	740,896	-	-	70,511

Behringer Advisors, acquisition, advisory fees and expenses	775,595	-	775,595	-	-

HPT Management LP, property management and leasing fees	30,133	-	-	-	30,133

Behringer Advisors, asset management fee	10,411	-	-	-	10,411
Total	$4,505,891	$3,619,241	$775,595	$-	$111,055

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the offering of our common stock, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1.0% of the gross proceeds of purchases made pursuant to our distribution reinvestment plan. In connection with the Current Offering, up to 2.0% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee will be paid on purchases made pursuant to our distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the six months ended June 30, 2005, Behringer Securities’ commissions and dealer manager fees totaled $12,332,672 and $3,747,670, respectively and were capitalized as offering costs in “Additional paid-in capital” on our balance sheet. In the six months ended June 30, 2004, Behringer Securities’ commissions and dealer manager fees totaled $2,073,578 and $804,767, respectively, and were capitalized as offering costs in “Additional paid-in capital” on our balance sheet.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Behringer Advisors, our affiliated advisor, or its affiliates, receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering. As of June 30, 2005, $8,476,916 of organization and offering expenses had been incurred by Behringer Advisors on our behalf, of which $6,985,487 had been reimbursed by us and the balance of $1,491,430 will be reimbursed at a rate of 2.0% of equity raised in the Current Offering. Reimbursement of organization and offering expenses incurred in connection with the Current Offering will be made at the rate of 2.0% of the gross offering proceeds; except that no organization and offering expenses will be reimbursed with respect to purchases made pursuant to our distribution reinvestment plan. Of the $6,985,487 of organization and offering expenses reimbursed by us through June 30, 2005, $6,750,014 had been capitalized as offering costs in “Additional paid-in capital” on our balance sheet and $235,473 had been expensed as organization expenses. For the six months ended June 30, 2005, $3,740,549 of offering expenses were reimbursed by us, of which all was capitalized as offering costs in “Additional paid-in capital” on our balance sheet. For the six months ended June 30, 2004, $811,407 of offering expenses were reimbursed by us, of which $740,896 were capitalized as offering costs in “Additional paid-in capital” on our balance sheet and $70,511 were expensed as organization expenses. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP, our affiliates, based on anticipated respective equity offering sizes of those entities.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or their affiliates also received acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. In connection with the Current Offering, such fees have been reduced to 2.5% for acquisitions made on or after February 11, 2005. Behringer Advisors or their affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquire or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the six months ended June 30, 2005, Behringer Advisors earned $5,896,227 in acquisition and advisory fees for the investments we acquired. In the six months ended June 30, 2004, Behringer Advisors earned $775,595 in acquisition and advisory fees. We capitalized these fees as part of our real estate or investments in tenant-in-common interests.

We have paid and expect to pay in the future HPT Management LP (“HPT Management”), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. We incurred fees of $432,609 in the six months ended June 30, 2005 and $30,133 in the six months ended June 30, 2004 for the services provided by HPT Management in connection with our real estate and tenant-in-common investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value for periods through February 2005. Any portion of the asset management fee may be deferred and paid in a subsequent year. In connection with the Current Offering, such fees have been increased to 0.6% of aggregate asset value for periods beginning in March 2005. In the six months ended June 30, 2005, we incurred $392,993 of advisor asset management fees. In the six months ended June 30, 2004, we incurred $10,411 of advisor asset management fees. Behringer Advisors or their affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

At June 30, 2005, we had a payable to affiliates of $92,687. This balance includes property management fees for our directly owned properties due to HPT Management.

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

11.          Commitments and Contingencies

On January 28, 2004, we entered into an agreement with Behringer Holdings (the “Accommodation Agreement”) whereby we would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. Behringer Holdings has granted us a security interest in each purchase agreement entered into with respect to a project for which we make a guaranty. If Behringer Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to us and cooperate with us to obtain an extension of the purchase agreement with the seller. During February 2004, we placed $2,500,000 in restricted money market accounts with lenders as security for funds to be advanced to Behringer Holdings for future loans. As of June 30, 2005, we had no guarantees outstanding on borrowings by Behringer Holdings.

On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On August 13, 2004, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. (“Rate Lock No. 1”) to lock a base interest rate of 5.43% for up to $60,000,000 in borrowings. On May 31, 2005, we entered into an additional Extended Rate Lock Agreement (“Rate Lock No. 2”) with Bear Stearns Commercial Mortgage to lock a base interest rate of 5.11% for an additional $60,000,000 in borrowings.

Under the terms of Rate Lock No. 1 and No. 2 we are required to maintain certain cash deposits with Bear Stearns Commercial Mortgage, Inc. Additionally, we have made payments to extend Rate Lock No. 1 for periods beyond its initial term. The deposits are refundable to us in amounts equal to 2% of any loans funded under the agreement, and at our election, the extension payments will be refunded to us in exchange for a 3.75 basis point increase in the interest rate for every two extension payments made. Any cash amounts received in exchange for an increase in the interest rate will be recorded as a liability and amortized as a reduction of interest expense over the life of the loan. If we are unable to use Rate Lock No. 1 and No. 2 for any reason other than the willful default of the lender, we are responsible for any interest rate hedging losses incurred by Bear Stearns Commercial Mortgage in connection with these transactions.

Extension fees in the amount of $525,000 paid though December 31, 2004 and $450,000 for the three months months ended March 31, 2005, were expensed as “Rate lock extension fees” in our Statement of Operations. Extension payments in the amount of $450,000 for the three months ended June 30, 2005, were recorded as “Loan deposits” on our balance sheet.

As of July 27, 2005 we have closed loans using the entire commitment under Rate Lock No. 1 and approximately $33 million of Rate Lock No. 2. In connectioni with these closings, we elected to receive $1.4 million in previously paid extension fees back in cash.

12.   Subsequent Events

On July 20, 2005, we acquired a portfolio of five office buildings located in Texas, Oregon and California (collectively referred to as the “Western Office Portfolio”). The contract purchase price for the Western Office Portfolio was $96,500,000, excluding closing costs. We used borrowings of $70,750,000 under a loan agreement with JPMorgan Chase Bank, N.A. to pay a portion of such contract purchase price and paid the remaining amount from proceeds of our offering of common stock to the public. The Western Office Portfolio consists of the following office buildings:

•	a three-story office building located in Richardson, Texas (a suburb of Dallas) containing approximately 230,061 rentable square feet located on approximately ten acres of land;

•	a three-story office building located in Tigard, Oregon (a suburb of Portland) containing approximately 88,335 rentable square feet located on approximately six acres of land;

•	a three-story office building located in Diamond Bar, California (a suburb of Los Angeles) containing approximately 71,739 rentable square feet located on approximately nine acres of land;

•	a two-story office building located in Diamond Bar, California (a suburb of Los Angeles) containing approximately 55,095 rentable square feet located on approximately six acres of land; and

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

•	a two-story office building located in Diamond Bar, California (a suburb of Los Angeles) containing approximately 40,759 rentable square feet located on approximately two acres of land.

On July 28, 2005 we acquired a seven-story office building containing approximately 115,130 rentable square feet located on approximately 1.26 acres of land in Burbank, California (the “Buena Vista Plaza”). The contract purchase price for the Buena Vista Plaza was $32,950,000, excluding closing costs. To pay such contract purchase price, we used borrowings of $22,000,000 under a loan agreement with Bear Stearns Commercial Mortgage, Inc., issued 393,260 units of limited partnership interest in our operating partnership valued at $8.90 per unit for a total of $3,500,014 and proceeds from our offering of common stock to the public.

On July 27, 2005, we entered into a loan agreement with Bear Stearns Commercial Mortgage, Inc. for borrowings of $58,300,000 with Lawson Commons, which we acquired on June 10, 2005, held as collateral under the loan agreement. The interest rate under the loan is fixed at 5.528% per annum. Monthly payments of interest are required through August 2010, with monthly payments of $332,046 required beginning September 2010 and continuing to the maturity date, August 1, 2015.

On August 2, 2005, we acquired a 27-story office building containing approximately 393,902 rentable square feet located on approximately 1.4 acres of land in Minneapolis, Minnesota (“One Financial Plaza”). The contract purchase price for One Financial Plaza was $57,150,000, excluding closing costs. We used borrowings of $43,000,000 under a loan agreement with Citigroup Global Markets Realty Corp. to pay a portion of such contract purchase price and paid the remaining amount from proceeds of our offering of common stock to the public.

We issued 7,353,930 shares of our common stock between July 1, 2005 and August 5, 2005, resulting in gross proceeds to us of approximately $73,539,300. Common stock outstanding as of August 5, 2005 totaled 38,451,697 shares.

13.         Recently Announced Accounting Pronouncements

   Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment,” a revision to FASB No. 123 “Accounting for Stock-Based Compensation” was issued in December 2004. The Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. The Statement, which originally was to take effect the beginning of the first interim or annual reporting period that begins after June 15, 2005, was amended on April 14, 2005 to allow companies to implement the statement at the beginning of their next fiscal year. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Emerging Issues Task Force ("EITF") Issue 04-5, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

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

Investments in Tenant-in-Common Interests

As of June 30, 2005, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided tenant-in-common interests in various office buildings. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP 78-9”) “Accounting for Investments in Real Estate Ventures.”

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the six months ended June 30, 2005.

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

As of June 30, 2005, we owned, through direct ownership or tenant-in-common interests, a portfolio of twelve properties located in California, Colorado, Georgia, Maryland, Minnesota, Missouri, Texas and Washington, D.C.

On February 11, 2005, our second public offering of common stock was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share that may be distributed pursuant to our distribution reinvestment program.

Results of Operations

At June 30, 2005, we had direct ownership of five properties and tenant-in-common interests in seven additional properties. At June 30, 2004, we owned only tenant-in-common interests in three properties. Accordingly, our results of operations for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, reflect significant increases in all categories.

Three months ended June 30, 2005 as compared to three months ended June 30, 2004

Revenue. Rental revenue for the three months ended June 30, 2005 of $3,687,278 was from our directly-owned properties. During the three months ended June 30, 2004, we did not have any rental revenue because we did not directly own any real estate properties during that time. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the three months ended June 30, 2005 was $738,673 and was comprised of property operating expense from our directly-owned properties. During the three months ended June 30, 2004, we did not have any property operating expense because we did not directly own any real estate properties during that time. Management expects increases in property operating expense in the future as we purchase additional real estate properties. Under the accounting policies described above, property operating expense of properties in which we own a tenant-in-common interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the three months ended June 30, 2005 was $2,105,226 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and tenant-in-common interest investments. During the three months ended June 30, 2004, interest expense was $157,541 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our tenant-in-common interest investments. Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2005 were $452,266 and were comprised of real estate taxes from each of our directly-owned properties. During the three months ended June 30, 2004, we did not have any real estate taxes because we did not directly own any real estate properties during that time. Management expects increases in real estate taxes in the future as we purchase additional real estate properties. Under the accounting policies described above, real estate taxes of properties in which we own a tenant-in-common interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the three months ended June 30, 2005 were $253,531 and were comprised of property management fees associated with our directly-owned properties and tenant-in-common interest investments. During the three months ended June 30, 2004, property management fees were $19,619 and were comprised of property management fees related to our tenant-in-common interest investments. Management expects increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the three months ended June 30, 2005 were $218,264 and were comprised of asset management fees associated with our directly-owned properties and tenant-in-common interest investments. During the three months ended June 30, 2004, asset management fees were $6,794 and were comprised of asset management fees related to our tenant-in-common interest investments. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

Organization Expenses. There were no organization expenses for the three months ended June 30, 2005. During the three months ended June 30, 2004, organization expenses were $45,748 and were comprised of reimbursements to our advisor related to organizational costs our advisor paid on our behalf. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2005 was $411,812 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the three months ended June 30, 2004, these expenses totaled $180,354. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2005 was $1,572,766 and was comprised of depreciation and amortization expense from each of our directly-owned properties. During the three months ended June 30, 2004, we did not have any depreciation and amortization expense as we did not directly-own any real estate properties during that time. Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties. Under the accounting policies described above, depreciation and amortization expense of properties in which we own a tenant-in-common interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the three months ended June 30, 2005 was $470,334 and was comprised of interest income associated with funds on deposits with banks. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the three months ended June 30, 2004, we earned $50,657 in interest income, a significantly lower amount than in 2005 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in tenant-in-common interests for the three months ended June 30, 2005 were $784,879 and were comprised of our share of equity in the earnings of our seven tenant-in-common interest investments. During the three months ended June 30, 2004, we owned only three tenant-in-common interest investments, resulting in equity in earnings of investments in tenant-in-common interests of $133,346.

Six months ended June 30, 2005 as compared to six months ended June 30, 2004

Revenue. Rental revenue for the six months ended June 30, 2005 of $5,740,024 was from each of our directly-owned properties. During the six months ended June 30, 2004, we did not have any rental revenue because we did not directly own any real estate properties during that time. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the six months ended June 30, 2005 was $1,048,922 and was comprised of property operating expense from each of our directly-owned properties. During the six months ended June 30, 2004, we did not have any property operating expense because we did not directly own any real estate properties during that time. Management expects increases in property operating expense in the future as we purchase additional real estate properties. Under the accounting policies described above, property operating expense of properties in which we own a tenant-in-common interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the six months ended June 30, 2005 was $3,843,288 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and tenant-in-common interest investments. During the six months ended June 30, 2004, interest expense was $228,449 and was comprised of interest expense and amortization of deferred financing fees related to our mortgage associated with our tenant-in-common interest investments. Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Expense. Rate lock extension expense for the six months ended June 30, 2005 was $450,000 and represented interest rate lock extension fees related to interest rate locks on future borrowings for future acquisitions. There was no rate lock extension expense for the six months ended June 30, 2004.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2005 were $736,771 and were comprised of real estate taxes from our directly-owned properties. During the six months ended June 30, 2004, we did not have any real estate taxes because we did not directly own any real estate properties during that time. Management expects increases in real estate taxes in the future as we purchase additional real estate properties. Under the accounting policies described above, real estate taxes of properties in which we own a tenant-in-common interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the six months ended June 30, 2005 were $432,609 and were comprised of property management fees associated with our directly-owned properties and tenant-in-common interest investments. During the six months ended June 30, 2004, property management fees were $30,133 and were comprised of property management fees related to our tenant-in-common interest investments. Management expects increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the six months ended June 30, 2005 were $392,993 and were comprised of asset management fees associated with our directly-owned properties and tenant-in-common interest investments. During the six months ended June 30, 2004, asset management fees were $10,411 and were comprised of asset management fees related to our tenant-in-common interest investments. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

Organization Expenses. There were no organization expenses for the six months ended June 30, 2005. During the six months ended June 30, 2004, organization expenses were $70,511 and were comprised of reimbursements to our advisor related to organizational costs our advisor paid on our behalf. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2005 was $681,158 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the six months ended June 30, 2004, these expenses totaled $278,112. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2005 was $3,166,945 and was comprised of depreciation and amortization expense from our directly-owned properties. During the six months ended June 30, 2004, we did not have any depreciation and amortization expense because we did not directly own any real estate properties during that time. Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties. Under the accounting policies described above, depreciation and amortization expense of properties in which we own a tenant-in-common interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the six months ended June 30, 2005 was $593,507 and was comprised of interest income associated with funds on deposits with banks. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the six months ended June 30, 2004, we earned $75,762 in interest income, a significantly lower amount than in 2005 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in tenant-in-common interests for the six months ended June 30, 2005 were $1,724,806 and were comprised of our share of equity in the earnings of our seven tenant-in-common interest investments. During the six months ended June 30, 2004, we owned only three tenant-in-common interest investments, resulting in equity in earnings of investments in tenant-in-common interests of $167,419.

Cash Flow Analysis

As of June 30, 2004, our only real estate investments were our tenant-in-common interest investments in Minnesota Center, Enclave on the Lake and St. Louis Place. As of June 30, 2005, we owned five real estate properties and had tenant-in-common investment interests in seven additional real estate properties. As a result, our cash flows for the six months ended June 30, 2005 are not comparable to the cash flows for the six months ended June 30, 2004.

Cash flows provided by operating activities for the six months ended June 30, 2005 were $1,017,500 and were primarily comprised of distributions from investments of $2,482,386, partially offset by changes in working capital accounts of $(447,208). During the six months ended June 30, 2004, cash flows used in operating activities were $(1,434,670) due to fewer real estate investments and less corporate activity.

Cash flows used in investing activities for the six months ended June 30, 2005 were $(203,583,970) and were primarily comprised of purchases of four properties totaling $(189,094,492) and a tenant-in-common interest in the Alamo Plaza of $(12,035,885). During the six months ended June 30, 2004, cash flows used in investing activities were $(25,598,381), which consisted of purchases of tenant-in-common interests in Enclave on the Lake and St. Louis Place and a deposit of $2,980,000 for the purchase of the Colorado Building.

Cash flows provided by financing activities for the six months ended June 30, 2005 were $227,990,271 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $156,944,537 and proceeds from mortgage notes, net of mortgage payments of $77,441,257. During the six months ended June 30, 2004, cash flows provided by financing activities were $40,487,946 and were comprised primarily of funds received from issuance of stock and proceeds from the mortgage note associated with our tenant-in-common interest investments.

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

We used borrowings of $35,400,000 (the “Ashford Loan”) under a loan agreement with Bear Stearns Commercial Mortgage, Inc. (the “Ashford Loan Agreement”) to pay a portion of our purchase of the Ashford Perimeter. The interest rate under the loan is fixed at 5.02% per annum until January 31, 2006, and 5.3% per annum, thereafter. The Ashford Perimeter is held as collateral for the Ashford Loan. The Ashford Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last six months prior to maturity. Monthly payments of interest are required through February 2007, with monthly interest and principal payments required beginning March 1, 2007 and continuing to the maturity date. Prepayment, in whole or in part, is permitted from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Ashford Loan Agreement has a seven-year term. As of June 30, 2005, our outstanding principal balance under the Ashford Loan was $35,400,000 and we were in compliance with the debt covenants.

We used borrowings of $9,633,843 (the “Alamo Loan”) under a loan agreement (the “Alamo Loan Agreement”) with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 30.583629% tenant-in-common interest in the Alamo Plaza. The remaining tenant-in-common interests in the Alamo Plaza were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Alamo Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Alamo Property Loan Agreement were $31,500,000. The interest rate under the Alamo Loan Agreement is fixed at 5.395% per annum. The Alamo Plaza is held as collateral for the Alamo Loan. Certain obligations under the Alamo Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Alamo Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last six months prior to maturity. The Alamo Loan Agreement has a ten-year term. As of June 30, 2005, our outstanding principal balance under the Alamo Loan was $9,633,843 and we were in compliance with the debt covenants.

We used borrowings of $20,000,000 (the “Utah Avenue Loan”) under a loan agreement (the “Utah Avenue Loan Agreement”) with Greenwich Capital Financial Products, Inc. to pay a portion of our purchase price of the Utah Avenue Building. The interest rate under the Utah Avenue Loan is fixed at 5.54% per annum. Monthly payments of interest only are required, with monthly interest and principal payments required beginning June 6, 2010 and continuing to the maturity date. The Utah Avenue Building is held as collateral for the Utah Avenue Loan. The Utah Avenue Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days’ prior written notice is given. The Utah Avenue Loan Agreement has a ten-year term. As of June 30, 2005, our outstanding principal balance under the Utah Avenue Loan was $20,000,000 and we were in compliance with the debt covenants.

We used borrowings of $12,650,000 (the “Downtown Plaza Loan”) under a loan agreement (the “Downtown Plaza Loan Agreement”) with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of Downtown Plaza. The interest rate under the Downtown Plaza Loan is fixed at 5.367% per annum. Monthly payments of interest only are required, with monthly interest and principal payments required beginning July 2010 and continuing to the maturity date. Downtown Plaza is held as collateral for the Downtown Plaza Loan. The Downtown Plaza Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Downtown Plaza Loan Agreement has a ten-year term. As of June 30, 2005, our outstanding principal balance under the Downtown Plaza Loan was $12,650,000 and we were in compliance with the debt covenants.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets as offering proceeds become available, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO for the three and six months ended June 30, 2005 and 2004 is presented below:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss	$(810,047)	$(226,053)	$(2,694,349)	$(374,435)
Preferred stock dividends	-	-	-	-
Net loss allocable to common stock	(810,047)	(226,053)	(2,694,349)	(374,435)

Real estate depreciation (1)	1,572,587	101,412	2,952,902	152,543
Real estate amortization (1)	2,246,814	123,958	4,353,669	188,881
Gain (loss) on sale of properties	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Extraordinary loss	-	-	-	-

Funds from operations (FFO)	$3,009,354	$(683)	$4,612,222	$(33,011)

Cash distributions paid	$1,933,645	$267,534	$3,258,186	$378,979
Common stock issued in DRIP	1,719,448	174,581	2,830,801	257,944
Total distributions paid	$3,653,093	$442,115	$6,088,987	$636,923

Distributions declared	$4,268,765	$554,010	$6,998,862	$819,869
____________________
(1) This represents our proportionate share of the depreciation and amortization expense of the properties we own directly and those in which we own a tenant-in-common interest. The expenses of the tenant-in-common interest are reflected in our equity in earnings from these tenant-in-common investments for the three and six months ended June 30, 2005 and 2004.

During the six months ended June 30, 2005, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term during 2005. However, over the long-term we expect that we will make distributions out of FFO (except to the extent of distributions from the sale of our assets). However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may exceed FFO and may result in a significant portion of distributions continuing to represent a return of capital rather than distributions from the results of real estate operations.

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

On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We or our affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which we make a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs. As of June 30, 2005, we had no loan guarantees outstanding on borrowings by Behringer Holdings.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005:

		Principal Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Minnesota Center	$4,263,410	$52,651	$114,991	$131,021	$3,964,747
Enclave on the Lake	7,158,657	104,725	227,334	253,452	6,573,146
St. Louis Place	7,069,021	84,856	185,021	210,395	6,588,749
Colorado Property	22,253,046	-	-	189,107	22,063,939
Travis Tower	22,615,653	304,445	658,140	737,954	20,915,114
Pratt Building	18,751,582	-	356,725	551,243	17,843,614
Ashford Perimeter	35,400,000	196,493	1,194,766	1,335,111	32,673,630
Alamo Plaza	9,633,843	-	-	22,546	9,611,297
Utah Avenue	20,000,000	-	-	-	20,000,000
Downtown Plaza	12,650,000	-	-	-	12,650,000
	$159,795,212	$743,170	$2,736,977	$3,430,829	$152,884,236

		Interest Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Mortgage notes payable
Minnesota Center	$1,396,945	$265,702	$521,714	$505,684	$103,845
Enclave on the Lake	2,197,072	387,376	756,868	730,750	322,078
St. Louis Place	2,546,014	433,277	851,246	825,873	435,618
Colorado Property	12,451,755	1,370,649	2,745,052	2,737,456	5,598,598
Travis Tower	10,799,876	1,238,554	2,427,859	2,348,046	4,785,417
Pratt Building	9,087,114	1,004,785	1,999,596	1,943,648	4,139,085
Ashford Perimeter	12,040,510	1,841,917	3,728,071	3,587,726	2,882,796
Alamo Plaza	5,071,253	526,965	1,055,373	1,053,826	2,435,089
Utah Avenue	10,960,407	1,123,389	2,249,856	2,246,778	5,340,384
Downtown Plaza	6,802,505	663,838	1,378,596	1,376,710	3,383,361
	$73,353,451	$8,856,452	$17,714,231	$17,356,497	$29,426,271

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our management objectives with regard to interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2005, we had sold the following securities pursuant to the Initial Offering of our common stock, which was declared effective on February 19, 2003 and terminated on February 19, 2005 (Registration No. 333-91532) for the following aggregate offering prices:

•	16,818,860 shares on a best efforts basis for $167,826,625; and
•	247,893 shares pursuant to our distribution reinvestment plan for $2,457,293.

The total of shares and gross offering proceeds pursuant to the Initial Offering as of June 30, 2005 was 17,066,753 shares for $170,283,918. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Holdings preceding the commencement of the Initial Offering.

Through June 30, 2005, we had incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Initial Offering of our common stock:

Type of Expense	Amount

Other expenses to affiliates (1)	$20,029,723
Other expenses to non-affiliates	14,386

Total expenses	$20,044,109

____________________
(1) Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses paid and accrued described above, were $150,239,809.

Through June 30, 2005, we had used $201,166,467 of offering proceeds from our Initial Offering and our Current Offering to purchase real estate, including tenant-in-common interests, net of the mortgages payable. Of the amount used for the purchase of these investments, $11,219,454 was paid to Behringer Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan. During the quarter ended June 30, 2005, we redeemed shares as follows:

	Approximate	Average
	Number of	Price paid
	Shares Redeemed	per Share
April	-	-
May	2,170	$9.00
June	29,327	$9.73

Item 3.    Defaults upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders (the “Annual Meeting”) was held on May 31, 2005. All nominees standing for election as directors were elected. The following directors were elected to hold office for a term expiring at the 2006 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

		Withheld
Nominee	For	Authority

Robert M. Behringer	9,286,046	255,238
Robert S. Aisner	9,272,546	268,738
Charles G. Dannis	9,274,046	267,238
Steven W. Partridge	9,276,657	264,627
G. Ronald Witten	9,274,046	267,238

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

The shareholders also approved and adopted the Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our employees, directors and consultants and employees, directors and consultants of our subsidiaries. The 2005 Incentive Award Plan replaces the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan. The vote for the 2005 Incentive Award Plan is reflected below:

Votes For	Votes Against	Votes Withheld

7,639,521	1,140,703	255,238

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

BEHRINGER HARVARD REIT I, INC.

Dated: August 15, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer

Index to Exhibits

Exhibit Number  Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.