Form 10-Q
period 2005-09-30
BEHRINGER HARVARD REIT I  INC
filed 2005-11-14
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2005, Behringer Harvard REIT I, Inc. had 62,918,860 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2005

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Real estate
Land	$67,797,289	$2,056,361
Buildings, net	275,012,202	15,500,115
Total real estate	342,809,491	17,556,476

Cash and cash equivalents	255,462,675	26,067,143
Restricted cash	28,308,939	5,446,643
Accounts receivable	3,269,485	-
Prepaid expenses and other assets	888,527	155,473
Loan deposits	1,863,500	1,800,000
Escrow deposits	2,000,000	7,893,550
Investments in tenant-in-common interests	143,446,152	133,702,656
Deferred financing fees, net of accumulated amortization of
$397,674 and $55,111, respectively	4,774,811	1,634,443
Lease intangibles, net	58,225,484	4,431,302
Receivables from affiliates	-	200,747
Total assets	$841,049,064	$198,888,433

Liabilities and stockholders' equity

Liabilities
Mortgages payable	$353,715,391	$82,353,955
Accounts payable	252,378	881,296
Payables to affiliates	1,815,021	-
Acquired below market leases, net	6,263,510	1,236,682
Dividends payable	2,755,498	739,932
Accrued liabilities	5,953,003	809,196
Subscriptions for common stock	1,622,261	2,946,034
Total liabilities	372,377,062	88,967,095

Commitments and contingencies

Minority interest	3,500,014	-

Stockholders' equity
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	-	-
Common stock, $.0001 par value per share;
350,000,000 shares authorized, 55,199,819 and
13,109,282 shares issued and outstanding at September 30,
2005 and December 31, 2004, respectively	5,520	1,311
Additional paid-in capital	488,416,433	115,626,494
Stock dividend to be distributed	49,468,065	-
Cumulative distributions and net loss	(72,718,030)	(5,706,467)
Total stockholders' equity	465,171,988	109,921,338
Total liabilities and stockholders' equity	$841,049,064	$198,888,433

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Rental revenue	$10,729,364	$-	$16,469,388	$-

Expenses
Property operating expense	2,252,753	-	3,301,675	-
Interest	4,280,090	490,808	8,123,378	719,257
Rate lock extension recoveries, net	(975,000)	-	(525,000)	-
Real estate taxes	1,367,993	-	2,104,764	-
Property management fees	439,651	42,715	872,260	72,848
Asset management fees	695,747	17,549	1,088,740	27,960
Organization expenses	-	82,499	-	153,010
General and administrative	124,389	253,432	805,547	531,544
Depreciation and amortization	4,751,302	-	7,918,247	-
Total expenses	12,936,925	887,003	23,689,611	1,504,619

Interest income	850,065	71,644	1,443,572	147,406

Equity in earnings of investments
in tenant-in-common interests	717,283	366,053	2,442,089	533,472

Net loss	$(640,213)	$(449,306)	$(3,334,562)	$(823,741)

Basic and diluted weighted
average shares outstanding	44,266,574	6,768,499	29,541,994	3,967,583

Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.11)	$(0.21)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Cash flows from operating activities
Net loss	$(3,334,562)	$(823,741)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization	7,912,096	-
Amortization of deferred financing fees	342,563	23,111
Equity in earnings of investments in
tenant-in-common interests	(2,442,089)	(533,472)
Distributions from investments in
tenant-in-common interests	2,442,089	533,472
Change in accounts receivable	(3,103,184)	-
Change in prepaid expenses and other assets	49,227	(303,986)
Addition of lease intangibles	(248,951)	-
Change in accounts payable	(628,918)	(18,068)
Change in accrued liabilities	1,979,478	376,163
Cash provided by (used in) operating activities	2,967,749	(746,521)

Cash flows from investing activities
Purchases of tenant-in-common interests	(14,968,637)	(60,008,841)
Return of investments in tenant-in-common interests	5,225,141	548,192
Purchase of real estate	(375,641,505)	-
Escrow deposits on real estate to be acquired	5,893,550	(21,027,187)
Additions of property and equipment	(126,247)	-
Change in restricted cash	(24,186,678)	(2,500,000)
Cash used in investing activities	(403,804,376)	(82,987,836)

Cash flows from financing activities
Financing costs	(3,482,931)	(631,620)
Proceeds from mortgages payable	271,733,843	34,273,193
Payments on mortgages payable	(372,407)	(77,432)
Loan deposits on real estate to be acquired	(63,500)	-
Issuance of common stock	414,535,581	70,219,751
Offering costs	(47,586,318)	(8,112,874)
Distributions	(6,348,486)	(886,496)
Change in subscriptions for common stock	(1,323,773)	3,623,027
Change in subscription cash received	1,324,382	(3,614,942)
Change in receivables or payables to affiliates	1,815,768	(121,825)
Cash flows provided by financing activities	630,232,159	94,670,782

Net change in cash and cash equivalents	229,395,532	10,936,425
Cash and cash equivalents at beginning of period	26,067,143	5,146,856
Cash and cash equivalents at end of period	$255,462,675	$16,083,281

Supplemental disclosure:
Interest paid	$6,885,929	$696,146

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$828,746	$-

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$5,844,885	$639,087
Limited partnership units issued in purchase of real estate	$3,500,014	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization

Behringer Harvard REIT I, Inc. (which may be referred to as the “Company,”“we,”“us,” or “our”) is a Maryland corporation formed in 2002 that has elected to qualify as a real estate investment trust (“REIT”) beginning with the year ended December 31, 2004. We were organized to invest in commercial real estate properties (generally institutional quality office buildings and other commercial properties) and lease such properties to one or more tenants. In addition, we may make or purchase mortgage loans secured by the types of properties we may acquire directly.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP I”). We own a 0.1% interest in Behringer OP I as its general partner. Substantially all of the remaining interest in Behringer OP I is held as a limited partner’s interest by BHR Partners, LLC, a Delaware limited liability company that is our wholly-owned subsidiary.

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

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 in connection with a second public offering of our common stock (the “Current Offering”). The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed. The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our distribution reinvestment plan. As of September 30, 2005, we had accepted subscriptions for 55,199,819 shares of our common stock, including 20,000 shares owned by Behringer Holdings. Of this total, 38,113,066 shares were sold as part of the Current Offering for gross proceeds of $380,688,902. As of September 30, 2005, the total gross proceeds from our Initial and Current Offerings were $550,972,820, which excludes 20,000 shares owned by Behringer Holdings.

As of September 30, 2005, we had 50,000,000 shares of preferred stock authorized with no shares issued or outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vested on May 27, 2005 and expire on May 27, 2009. On May 31, 2005, the independent members of the Board of Directors were granted options to purchase a total of 15,000 shares of our common stock at an exercise price of $9.10 per share under the 2005 Incentive Award Plan. These options vest on May 31, 2006 and expire on May 31, 2015. As of September 30, 2005, all 24,000 stock options were outstanding and none had been exercised. As of September 30, 2005, 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers. As of September 30, 2005, 393,260 units of limited partnership interests in Behringer OP I had been issued at $8.90 per unit in conjunction with the July 28, 2005 acquisition of Buena Vista Plaza. These limited partnership interests are

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

convertible into an equal number of shares of our common stock. On May 11, 2005, our Board of Directors declared a special 10% stock dividend with an issue date of October 1, 2005 for holders on record as of September 30, 2005. The earnings per share for the three and nine months ended September 30, 2005 and 2004 reflect the effects of the stock dividend.

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

Our common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange or liquidating our assets on or before February 20, 2017. Depending upon then-prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidation) prior to February 20, 2013. In the event we do not obtain listing prior to February 20, 2017, unless a majority of the members of our board of directors and a majority of the independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2005 and consolidated statements of operations and cash flows for the periods ended September 30, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our consolidated financial position as of September 30, 2005 and December 31, 2004 and our consolidated results of operations and cash flows for the periods ended September 30, 2005 and 2004.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. Accumulated depreciation associated with the tangible assets of our consolidated properties was $3,387,999 at September 30, 2005.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. The estimated useful lives for lease intangibles range from 1.1 years to 10.4 years.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated amortization associated with the lease intangibles of our consolidated properties was $4,524,126 at September 30, 2005.

Anticipated amortization for the period from October 1 through December 31, 2005 and for each of the following four years ended December 31 is as follows:

Lease Intangibles
October 1, 2005 - December 31,2005	2,501,000
2006	10,005,000
2007	10,005,000
2008	9,366,000
2009	7,459,000

As of September 30, 2005, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

	Buildings and Improvements	In-Place Leases	Acquired Above-Market Leases	Acquired Below-Market Leases
Cost	$278,400,201	$58,348,826	$4,858,958	$(6,721,684)
Less: depreciation and amortization	(3,387,999)	(4,530,277)	(452,023)	458,174
Net	$275,012,202	$53,818,549	$4,406,935	$(6,263,510)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value. As of September 30, 2005 and December 31, 2004 we had no cash equivalents.

Restricted Cash

Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash as of September 30, 2005 also includes $2,500,000 held in restricted money market accounts as security for our guarantee of funds borrowed by Behringer Holdings and approximately $24,187,000 held in restricted money market accounts for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties, as required by our lenders.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our consolidated properties.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Investments in Tenant-in-Common Interests

Investments in tenant-in-common interests consists of our undivided tenant-in-common interests in various office buildings located in Colorado, Maryland, Minnesota, Missouri, Texas and Washington D.C. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9.

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the nine months ended September 30, 2005.

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

Offering Costs

Our advisor funds the organization and offering costs on our behalf. We are required to reimburse our advisor for such organization and offering costs up to 2.0% of the cumulative capital raised in the Current Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Concentration of Credit Risk

At September 30, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in six financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP I. These limited partnership interests are convertible into an equal number of shares of our common stock. As of September 30, 2005, 393,260 units had been issued at $8.90 per unit in conjunction with the July 28, 2005 acquisition of Buena Vista Plaza.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of September 30, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share and 15,000 shares of our common stock at $9.10 per share. As of September 30, 2005, 682,670 warrants from the Initial Offering had been issued at $12.00 per share for the benefit of participating individual broker-dealers. As of September 30, 2005, 393,260 units of limited partnership interest in Behringer OP I had been issued at $8.90 per unit in conjunction with the July 28, 2005 acquisition of Buena Vista Plaza. These limited partnership interests are convertible into an equal number of shares of our common stock. These options, warrants and units of limited partnership interest were excluded from the calculation for earnings per share because the effect would be anti-dilutive for the three and nine months ended September 30, 2005. On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005. The earnings per share for the three and nine months ended September 30, 2005 and 2004 reflect the effects of the stock dividend.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On July 20, 2005, we acquired a portfolio of five office buildings in Texas, Oregon and California (the “Western Office Portfolio”). The purchase price for the Western Office portfolio was approximately $103,300,000. The Western Office Portfolio consists of the following office buildings:

•	a three-story office building containing approximately 230,061 rentable square feet located on approximately ten acres of land in Richardson, Texas (“Richardson Building”);

•	a three-story office building containing approximately 88,335 rentable square feet located on approximately six acres of land in Tigard, Oregon (“Southwest Center”);

•	a three-story office building containing approximately 71,739 rentable square feet located on approximately nine acres of land in Diamond Bar, California (“Gateway 23);

•	a two-story office building containing approximately 55,095 rentable square feet located on approximately six acres of land in Diamond Bar, California (“Gateway 22”); and

•	a two-story office building containing approximately 40,759 rentable square feet located on approximately two acres of land in Diamond Bar, California (“Gateway 12”).

On July 28, 2005, we acquired a seven-story office building containing approximately 115,130 rentable square feet located on approximately 1.26 acres of land in Burbank, California (“Buena Vista Plaza”). The purchase price for Buena Vista Plaza was approximately $41,700,000.

On August 2, 2005, we acquired a 27-story office building containing approximately 393,902 rentable square feet located on approximately 1.4 acres of land in Minneapolis, Minnesota (“One Financial Plaza”). The purchase price for One Financial Plaza was approximately $64,200,000.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6.    Investments in Tenant-in-Common Interests

The following is a summary of our tenant-in-common interest investments as of September 30, 2005:

Property Name	Date Acquired	Tenant in Common Interest	Carrying Value of Investment	Mortgages Payable (1)

Minnesota Center	10/15/03	14.467600%	$5,701,319	$4,251,097
Enclave on the Lake	4/12/04	36.312760%	9,900,908	7,133,007
St. Louis Place	6/30/04	35.709251%	11,644,534	7,049,179
Colorado Building	8/10/04	79.475200%	38,213,468	22,253,046
Travis Tower	10/1/04	60.430229%	34,208,728	22,543,637
Pratt Building	12/17/04	50.679950%	29,937,733	18,751,582
Alamo Plaza	2/24/05	30.583629%	13,839,462	9,633,843
Total			$143,446,152	$91,615,391

____________________
(1)
Each of the tenant-in-common investors, including us, is a borrower under these mortgage agreements. This amount represents our mortgage payable for our investment interest only.Our undivided tenant-in-common interest investments as of September 30, 2005 consisted of our proportionate share of the following assets and liabilities:

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our undivided tenant-in-common interest as of September 30, 2005 consists of our proportionate share of the following assets and liablities:

	Minnesota Center	Enclave on the Lake	St. Louis Place

Land	$3,500,000	$1,791,446	$1,529,501
Buildings, net	29,932,967	19,204,012	23,068,077
Lease intangibles, net	4,487,469	5,728,395	6,831,651
Cash and cash equivalents	15,464	618,448	309,048
Restricted cash	2,200,464	718,601	1,847,695
Accounts receivable and other assets	438,598	333,751	815,786
Total assets	$40,574,962	$28,394,653	$34,401,758

Acquired below market lease
intangibles, net	$191,989	$-	$1,146,059
Other liabilities	975,476	1,129,009	646,407
Total liabilities	1,167,465	1,129,009	1,792,466

Equity	39,407,497	27,265,644	32,609,292

Total liabilities and equity	$40,574,962	$28,394,653	$34,401,758

	Colorado Building	Travis Tower	Pratt Building	Alamo Plaza

Land	$13,328,000	$6,230,000	$6,700,000	$7,000,000
Buildings, net	28,271,407	37,671,052	38,308,109	28,752,644
Lease intangibles, net	4,998,414	9,102,185	8,448,784	5,536,592
Cash and cash equivalents	436	388,622	160,319	319,162
Restricted cash	3,011,072	5,776,904	5,409,557	4,529,236
Accounts receivable and other assets	447,334	254,097	1,234,264	151,157
Total assets	$50,056,663	$59,422,860	$60,261,033	$46,288,791

Acquired below market lease
intangibles, net	$1,493,325	$1,272,850	$343,105	$123,970
Other liabilities	481,083	1,541,375	845,784	913,612
Total liabilities	1,974,408	2,814,225	1,188,889	1,037,582

Equity	48,082,255	56,608,635	59,072,144	45,251,209

Total liabilities and equity	$50,056,663	$59,422,860	$60,261,033	$46,288,791

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the nine months ended September 30, 2005, we recorded $2,442,089 of equity in earnings and $7,667,230 of distributions from our undivided tenant-in-common interest investments. Our equity in earnings from these tenant-in-common investments is our proportionate share of the earnings of the following properties for the nine months ended September 30, 2005:

	Minnesota Center	Enclave on the Lake	St. Louis Place

Revenue	$5,337,276	$3,253,891	$4,126,114

Operating expenses:
Operating expenses	1,243,737	635,398	1,039,033
Property taxes	795,596	514,522	352,577
Total operating expenses	2,039,333	1,149,920	1,391,610

Operating income	3,297,943	2,103,971	2,734,504

Non-operating (income) expenses
Depreciation and amortization	2,001,702	1,241,674	1,350,323
(Interest income)/bank fees, net	57,292	30,651	69,849
Total non-operating (income) expenses	2,058,994	1,272,325	1,420,172

Net income	$1,238,949	$831,646	$1,314,332
Company's share of net income	$179,246	$301,994	$469,338

Company's share of distributions	$432,335	$706,312	$774,646

	Colorado Building	Travis Tower	Pratt Building	Alamo Plaza

Revenue	$3,507,685	$7,302,681	$5,404,787	$2,770,706

Operating expenses:
Operating expenses	815,755	2,012,536	1,607,923	656,389
Property taxes	499,509	774,983	727,338	256,852
Total operating expenses	1,315,264	2,787,519	2,335,261	913,241

Operating income	2,192,421	4,515,162	3,069,526	1,857,465

Non-operating (income) expenses
Depreciation and amortization	1,497,544	2,596,900	2,942,734	2,168,890
(Interest income)/bank fees, net	9,739	169,217	115,069	67,523
Total non-operating (income) expenses	1,507,283	2,766,117	3,057,803	2,236,413

Net income (loss)	$685,138	$1,749,045	$11,723	$(378,948)

Company's share of net income (loss)	$544,515	$1,056,952	$5,941	$(115,897)

Company's share of distributions	$1,544,984	$2,133,727	$1,520,219	$555,007

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7.    Mortgages Payable

The following table sets forth our mortgages payable on consolidated properties and our tenant-in-common interests in properties at September 30, 2005 and December 31, 2004:

	Balance		Interest	Maturity
Description	September 30, 2005	December 31, 2004	Rate	Date
Minnesota Center (1)(2)	$4,251,097	$4,288,896	6.181%	11/1/2010
Enclave (1)(2)	7,133,007	7,208,922	5.450%	5/1/2011
St. Louis Place (1)(2)	7,049,179	7,110,134	6.078%	11/1/2010
Colorado Property (1)(2)	22,253,046	22,253,046	6.075%	9/6/2014
Travis Tower (1)(2)	22,543,637	22,741,375	5.434%	10/1/2014
Pratt (1)(2)	18,751,582	18,751,582	5.285%	12/11/2014
Ashford (2)	35,400,000	-	5.020%	2/1/2012
Alamo (1)(2)	9,633,843	-	5.395%	2/11/2015
Utah Avenue (2)	20,000,000	-	5.540%	6/15/2015
Downtown Plaza (2)	12,650,000	-	5.367%	7/15/2015
Lawson Commons (2)	58,300,000	-	5.528%	8/1/2015
Richardson Building (2)(3)	26,750,000	-	5.077%	8/1/2015
Southwest Center (2)(3)	15,375,000	-	5.077%	8/1/2015
Gateway 23 (2)(3)	13,000,000	-	5.077%	8/1/2015
Gateway 22 (2)(3)	9,750,000	-	5.077%	8/1/2015
Gateway 12 (2)(3)	5,875,000	-	5.077%	8/1/2015
Buena Vista Plaza (2)	22,000,000	-	5.324%	8/1/2015
One Financial Plaza (2)	43,000,000	-	5.141%	8/11/2015
	$353,715,391	$82,353,955

____________________________
(1)
Each tenant-in-common interest holder is a borrower under this loan agreement. The remaining tenant-in-common interest holders acquired their interests in a private offering sponsored by our affiliate, Behringer Holdings. The amounts shown in the table represent the remaining principal outstanding for our tenant-in-common interest. Certain obligations under the loan are guaranteed by Robert M. Behringer and Behringer Holdings.

(2)	The named building is held as collateral for the associated loan.

(3)	These properties are associated with the Western Office Portfolio Loan.

As of September 30, 2005 we are in compliance with each of the debt covenants under our loan agreements.

On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12,000,000 of available borrowings (the “Revolver”). The Revolver has a two-year term with the option to extend for one additional year. The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver. We can borrow, repay and reborrow again up to the available borrowing limit. The Revolver allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the London Interbank Offered Rate (“LIBOR”), or a combination of each. As of September 30, 2005, we had no outstanding borrowings under the Revolver.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8.      Stockholders’ Equity

Capitalization

As of September 30, 2005, we had accepted subscriptions for 55,199,819 shares of our common stock, including 20,000 shares owned by Behringer Holdings. As of September 30, 2005, we had no shares of preferred stock issued and outstanding. As of such date, we had issued options to acquire 24,000 shares of common stock to the independent members of our board of directors. As of September 30, 2005, 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers. As of September 30, 2005, 393,260 units of limited partnership interest in Behringer OP I had been issued at $8.90 per unit in conjunction with the July 28, 2005 acquisition of Buena Vista Plaza. These limited partnership interests are convertible into an equal number of shares of our common stock. On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005 to be issued October 1, 2005. The earnings per share for the three and nine months ended September 30, 2005 and 2004 reflect the effects of the stock dividend.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan. As of September 30, 2005, we have redeemed 124,454 shares for $1,219,631.

Incentive Award Plan

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our employees, directors and consultants and employees, directors and consultants of our subsidiaries. The 2005 Incentive Award Plan replaces the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan. As of September 30, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share as part of the Non-Employee Director Stock Option Plan and 15,000 shares of our common stock at $9.10 per share as part of the 2005 Incentive Award Plan. All of these options were anti-dilutive for the three and nine months ended September 30, 2005.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following are the distributions declared during the nine months ended September 30, 2005 and 2004:

	Total	Cash	DRIP
2005
1st Quarter	$2,730,096	$1,471,872	$1,258,224
2nd Quarter	4,268,766	2,227,105	2,041,661
3rd Quarter	7,210,076	3,620,585	3,589,491
Total	$14,208,938	$7,319,562	$6,889,376

2004
1st Quarter	$265,859	$160,714	$105,145
2nd Quarter	554,010	327,485	226,525
3rd Quarter	1,089,066	620,118	468,948
Total	$1,908,935	$1,108,317	$800,618

9.         Related Party Arrangements

Certain of our affiliates received fees and compensation in connection with the Initial Offering, the Current Offering and in connection with the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation we incurred during the nine months ended September 30, 2005 and 2004:

For the nine months ended September 30, 2005	Total incurred	Total reduction of additional paid-in capital	Total capitalized to investments in tenant-in-common interests	Total capitalized to real estate	Total expensed
Behringer Securities, commissions and dealer manager fees	$36,982,653	$36,982,653	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	10,152,663	10,152,663	-	-	-

Behringer Advisors, acquisition, advisory fees and expenses	11,494,229	-	383,977	11,110,252	-

HPT Management LP, property management and leasing fees	872,260	-	-	-	872,260

Behringer Advisors, asset management fees	1,088,740	-	-	-	1,088,740
Total	$60,590,545	$47,135,316	$383,977	$11,110,252	$1,961,000

For the nine months ended September 30, 2004	Total incurred	Total reduction of additional paid-in capital	Total capitalized to investments in tenant-in-common interests	Total capitalized to real estate	Total expensed
Behringer Securities, commissions and dealer manager fees	$6,505,554	$6,505,554	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	1,760,764	1,607,754	-	-	153,010

Behringer Advisors, acquisition, advisory fees and expenses	2,100,981	-	2,100,981	-	-

HPT Management LP, property management and leasing fees	72,848	-	-	-	72,848

Behringer Advisors, asset management fees	27,960	-	-	-	27,960
Total	$10,468,107	$8,113,308	$2,100,981	$-	$253,818

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the offering of our common stock, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1.0% of the gross proceeds of purchases made pursuant to our distribution reinvestment plan. In connection with the Current Offering, up to 2.0% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the nine months ended September 30, 2005, Behringer Securities’ commissions and dealer manager fees totaled $28,478,501 and $8,504,152, respectively and were recorded as a reduction of additional paid-in capital. In the nine months ended September 30, 2004, Behringer Securities’ commissions and dealer manager fees totaled $4,747,614 and $1,757,940, respectively, and were recorded as a reduction of additional paid-in capital.

Behringer Advisors, our affiliated advisor, or its affiliates, received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering and is receiving up to 2.0% of gross offering proceeds for reimbursement or organization and offering expenses being incurred in connection with the Current Offering, except that no organization and offering expenses will be reimbursed with respect to purchases made in the Current Offering pursuant to our distribution reinvestment plan. As of September 30, 2005, $13,397,601 of organization and offering expenses had been incurred by Behringer Advisors on our behalf, of which $11,741,969 had been reimbursed by us and the balance of $1,655,632 has been accrued as a payable to affiliates. Of the $13,397,601 of organization and offering expenses incurred through September 30, 2005, $13,162,128 had recorded as a reduction of additional paid-in capital and $235,473 had been expensed as organization expenses. For the nine months ended September 30, 2005, $10,152,663 of offering expenses were incurred, of which all was recorded as a reduction of additional paid-in capital. For the nine months ended September 30, 2004, $1,760,764 of organization and offering expenses were reimbursed by us, of which $1,607,754 were recorded as a reduction of additional paid-in capital and $153,010 were expensed as organization expenses. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Mid-Term Value Enhancement Fund I LP, Behringer Harvard Short-Term Opportunity Fund I LP, and Behringer Harvard Opportunity REIT I, Inc., our affiliates, based on anticipated respective equity offering sizes of those entities.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or their affiliates also received acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the purchase or making of a mortgage loan. In connection with the Current Offering, such fees have been reduced to 2.5% for acquisitions made on or after February 11, 2005. Behringer Advisors or their affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquire or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the nine months ended September 30, 2005, Behringer Advisors earned $11,494,229 in acquisition and advisory fees for the investments we acquired. In the nine months ended September 30, 2004, Behringer Advisors earned $2,100,981 in acquisition and advisory fees. We capitalized these fees as part of our real estate or investments in tenant-in-common interests.

We have paid and expect to pay in the future HPT Management LP (“HPT Management”), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

unaffiliated third parties. Such fees are expected to equal 3.0% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. We incurred fees of $872,260 in the nine months ended September 30, 2005 and $72,848 in the nine months ended September 30, 2004 for the services provided by HPT Management in connection with our real estate and tenant-in-common investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value for periods through February 2005. Any portion of the asset management fee may be deferred and paid in a subsequent year. In connection with the Current Offering, such fees have been increased to 0.6% of aggregate asset value for periods beginning in March 2005. In the nine months ended September 30, 2005, we incurred $1,088,740 of advisor asset management fees. In the nine months ended September 30, 2004, we incurred $27,960 of advisor asset management fees. Behringer Advisors or their affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3.0% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100.0% of their capital contributions plus (2) a 9.0% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return of their net capital contributions and a 9.0% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15.0% of remaining net sales proceeds. Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.

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

At September 30, 2005, we had payables to affiliates of $1,815,021. This balance consists of property management fees for our directly owned properties due to HPT Management and the accrued organization and offering expenses payable to Behringer Advisors. These payables were partially offset by distributions owed to us from Behringer Harvard TIC Management Services LP.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On November 7, 2005, Behringer Holdings entered into a lease of approximately 11,000 rentable square feet in the Colorado Building under a lease effective for the period of July 1, 2005 to December 31, 2005 for $30,000 per month.

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

10.      Commitments and Contingencies

On January 28, 2004, we entered into an agreement with Behringer Holdings (the “Accommodation Agreement”) whereby we would provide loan guarantees to Behringer Holdings, so that Behringer Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1,000,000. Behringer Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. Behringer Holdings has granted us a security interest in each purchase agreement entered into with respect to a project for which we make a guaranty. If Behringer Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to us and cooperate with us to obtain an extension of the purchase agreement with the seller. During February 2004, we placed $2,500,000 in restricted money market accounts with lenders as security for funds to be advanced to Behringer Holdings for future loans. As of September 30, 2005, we had no guarantees outstanding on borrowings by Behringer Holdings.

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

Under the terms of Rate Lock No.1 and No. 2 we were required to maintain certain cash deposits with Bear Stearns Commercial Mortgage, Inc. Additionally, we have made payments to extend both agreements for periods beyond their respective initial terms. The deposits are refundable to us in amounts equal to 2% of any loans funded under the agreement and, at our election, the extension payments have and will be refunded to us in exchange for a 3.75 basis point increase in the interest rate for every two extension payments made. If we are unable to use Rate Lock No. 1 and 2 for any reason, other than the willful default of the lender, we are responsible for any interest rate hedging losses incurred by Bear Stearns Commercial Mortgage in connection with these transactions.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2005, we have closed loans using the entire commitment under Rate Lock No. 1 and $32,950,000 under Rate Lock No. 2, leaving $27,050,000 of available borrowings under Rate Lock No. 2. In connection with the closings to date under Rate Lock No. 1 and No.2, we elected to receive refunds of $1.4 million of previously paid extension fees.

Extension fees in the amount of $525,000 paid though December 31, 2004 and $450,000 for the three months ended March 31, 2005 were previously expensed as “Rate lock extension fees” in our Statement of Operations. Extension payments in the amount of $450,000 for the three months ended June 30, 2005, were recorded as “Loan deposits” on our balance sheet. In the nine months ended September 30, 2005, the “Rate lock extension fees” previously expensed in 2004 and 2005 have been refunded to us and are reflected as “Rate lock extension recoveries” in our Statement of Operations.

On June 6, 2005, we entered into an Extended Rate Lock Agreement (“Citigroup Rate Lock No. 1”) with Citigroup Global Markets, Inc. (“Citigroup”) to lock a base interest rate of 4.36% for up to $50,000,000 in future borrowings. Under the terms of Citigroup Rate Lock No. 1, we are required to maintain certain cash deposits with Citigroup. In addition, we are required to pay rate lock fees for every 30-day period during the 360-day term of the agreement. As of September 30, 2005, deposits and rate lock fees under Citigroup Rate Lock No. 1 totaled $1,000,000 and $187,500, respectively and both are recorded as “Loan deposits” on our balance sheet. As of September 30, 2005, no loans had been closed under Citigroup Rate Lock No. 1.

11.      Subsequent Events

On October 5, 2005, we acquired a 24-story office building containing approximately 334,196 rentable square feet with a four-level underground parking garage and an attached seven-level parking garage located on approximately 1.23 acres of land in Knoxville, Tennessee (“Riverview Tower”). The total contract purchase price of Riverview Tower, exclusive of closing costs and initial escrows, was $41,000,000. We paid the full amount of the purchase price from proceeds of our offering of common stock to the public.

On October 24, 2005, we entered into an assignment from Harvard Property Trust, LLC, an entity affiliated with our advisor, of a contract to purchase the property located at 1325 G Street, NW in Washington, DC (“1325 G Street”). 1325 G Street is a ten-story office building containing approximately 306,563 rentable square feet with a five-level underground parking garage located on approximately 0.77 acres of land. The contract price for 1325 G Street is $135,500,000, excluding closing costs.

On October 31, 2005, we entered into an assignment from Harvard Property Trust, LLC, an entity affiliated with our advisor, of a contract to purchase the property located at 2140 Lake Park Boulevard in Richardson, Texas (“One Lake Park”). One Lake Park is an eight-story office building containing approximately 192,213 rentable square feet with a three-level parking garage located on approximately seven acres of land. The contract price for One Lake Park is $35,800,000, excluding closing costs.

On November 7, 2005, our board of directors approved an agreement to allow Behringer Harvard Exchange Concepts LP, our affiliate, to lease approximately 30,563 rentable square feet in Travis Tower under a lease for the period of January 1, 2006 to December 31, 2008 for up to $41,667 per month. The lease may be terminated to the extent and in the event of increases in rented space over and above the amount under lease at the date of the lease. The lease may also be terminated if the an affiliate of the tenant ceases to be the property manager. This agreement is subject to approval by the other tenant-in-common investors in Travis Tower.

On November 7, 2005, our board of directors approved an agreement to allow Behringer Harvard Exchange Concepts LP, our affiliate, to lease approximately 41,164 rentable square feet in Alamo Plaza under a lease for the period of January 1, 2006 to December 31, 2008 for up to $62,500 per month. The lease may be terminated to the extent and in the event of increases in rented space over and above the amount under lease at the date of the lease. The lease may also be terminated if the an affiliate of the tenant ceases to be the property manager. This agreement is subject to approval by the other tenant-in-common investors in Alamo Plaza.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We issued 2,200,158 shares of our common stock between October 1, 2005 and November 1, 2005, resulting in gross proceeds to us of approximately $22,001,584. In addition, there was a special 10% stock dividend issued October 1, 2005 of 5,518,883 shares of common stock to holders on record as of September 30, 2005. Common stock outstanding as of November 1, 2005 totaled 62,918,860 shares.

12.       Recently Announced Accounting Pronouncements

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” was ratified by the FASB in June 2005. The EITF addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The EITF is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,”“will,”“anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates,”“would,”“could,”“should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Investments in Tenant-in-Common Interests

As of September 30, 2005, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided tenant-in-common interests in various office buildings. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirements for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP 78-9”) “Accounting for Investments in Real Estate Ventures.”

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the nine months ended September 30, 2005.

 Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

As of September 30, 2005, we owned, through direct ownership or tenant-in-common interests, a portfolio of nineteen properties located in California, Colorado, Georgia, Maryland, Minnesota, Missouri, Oregon, Texas and Washington, D.C.

On February 11, 2005, our Current Offering of common stock was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share that may be distributed pursuant to our distribution reinvestment program.

Results of Operations

At September 30, 2005, we had direct ownership of twelve properties and tenant-in-common interests in seven properties. At September 30, 2004, we owned only tenant-in-common interests in four properties. Accordingly, our results of operations for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, reflect significant increases in most categories.

Three months ended September 30, 2005 as compared to three months ended September 30, 2004

Revenue. Rental revenue for the three months ended September 30, 2005 of $10,729,364 was from our directly-owned properties. During the three months ended September 30, 2004, we did not have any rental revenue because we did not directly own any real estate properties during that time. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the three months ended September 30, 2005 was $2,252,753 and was comprised of property operating expense from our directly-owned properties. During the three months ended September 30, 2004, we did not have any property operating expense because we did not directly own any real estate properties during that time. Management expects increases in property operating expense in the future as we purchase additional real estate properties. Under the accounting policies described above, property operating expense of properties in which we own a tenant-in-common interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the three months ended September 30, 2005 was $4,280,090, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and tenant-in-common interest investments. During the three months ended September 30, 2004, interest expense was $490,808 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our tenant-in-common interest investments.

Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Recoveries. Rate lock extension recoveries for the three months ended September 30, 2005 were $975,000 and represent the refund of interest rate lock extension fees from the three months ended December 31, 2004 and the three months ended March 31, 2004. There was no rate lock extension expense for the three months ended September 30, 2004.

 Real Estate Taxes. Real estate taxes for the three months ended September 30, 2005 were $1,367,993 and were comprised of real estate taxes from each of our directly-owned properties. During the three months ended September 30, 2004, we did not have any real estate taxes because we did not directly own any real estate properties during that time. Management expects increases in real estate taxes in the future as we purchase additional real estate properties. Under the accounting policies described above, real estate taxes of properties in which we own a tenant-in-common interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the three months ended September 30, 2005 were $439,651 and were comprised of property management fees associated with our directly-owned properties and tenant-in-common interest investments. During the three months ended September 30, 2004, property management fees were $42,715 and were comprised of property management fees related to our tenant-in-common interest investments. Management expects increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the three months ended September 30, 2005 were $695,747 and were comprised of asset management fees associated with our directly-owned properties and tenant-in-common interest investments. During the three months ended September 30, 2004, asset management fees were $17,549 and were comprised of asset management fees related to our tenant-in-common interest investments. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

Organization Expenses. There were no organization expenses for the three months ended September 30, 2005. During the three months ended September 30, 2004, organization expenses were $82,499 and were comprised of reimbursements to our advisor related to organizational costs our advisor paid on our behalf. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2005 was $124,389 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses. During the three months ended September 30, 2004, these expenses totaled $253,432. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2005 was $4,751,302 and was comprised of depreciation and amortization expense from each of our directly-owned properties. During the three months ended September 30, 2004, we did not have any depreciation and amortization expense as we did not directly-own any real estate properties during that time. Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties. Under the accounting policies described above, depreciation and amortization expense of properties in which we own a tenant-in-common interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the three months ended September 30, 2005 was $850,065 and was comprised of interest income associated with funds on deposits with banks. During the three months ended September 30, 2004, we earned $71,644 in interest income, a significantly lower amount than in 2005 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in tenant-in-common interests for the three months ended September 30, 2005 was $717,283 and was comprised of our share of equity in the earnings of our seven tenant-in-common interest investments. During the three months ended September 30, 2004, we owned only four tenant-in-common interest investments, resulting in equity in earnings of investments in tenant-in-common interests of $366,053.

Nine months ended September 30, 2005 as compared to nine months ended September 30, 2004

Revenue. Rental revenue for the nine months ended September 30, 2005 of $16,469,388 was from each of our directly-owned properties. During the nine months ended September 30, 2004, we did not have any rental revenue because we did not directly own any real estate properties during that time. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the nine months ended September 30, 2005 was $3,301,675 and was comprised of property operating expense from each of our directly-owned properties. During the nine months ended September 30, 2004, we did not have any property operating expense because we did not directly own any real estate properties during that time. Management expects increases in property operating expense in the future as we purchase additional real estate properties. Under the accounting policies described above, property operating expense of properties in which we own a tenant-in-common interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the nine months ended September 30, 2005 was $8,123,378 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and tenant-in-common interest investments. During the nine months ended September 30, 2004, interest expense was $719,257 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our tenant-in-common interest investments. Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Recoveries. Rate lock extension recoveries for the nine months ended September 30, 2005 was $525,000 and represents the refund of interest rate lock extension fees of $975,000, partially offset by rate lock extension fees expensed in the first quarter of 2005 of $450,000. There was no rate lock extension expense for the nine months ended September 30, 2004.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2005 were $2,104,764 and were comprised of real estate taxes from our directly-owned properties. During the nine months ended September 30, 2004, we did not have any real estate taxes because we did not directly own any real estate properties during that time. Management expects increases in real estate taxes in the future as we purchase additional real estate properties. Under the accounting policies described above, real estate taxes of properties in which we own a tenant-in-common interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the nine months ended September 30, 2005 were $872,260 and were comprised of property management fees associated with our directly-owned properties and tenant-in-common interest investments. During the nine months ended September 30, 2004, property management fees were $72,848 and were comprised of property management fees related to our tenant-in-common interest investments. Management expects increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2005 were $1,088,740 and were comprised of asset management fees associated with our directly-owned properties and tenant-in-common interest investments. During the nine months ended September 30, 2004, asset management fees were $27,960 and were comprised of asset management fees related to our tenant-in-common interest investments. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

Organization Expenses. There were no organization expenses for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, organization expenses were $153,010 and were comprised of reimbursements to our advisor related to organizational costs our advisor paid on our behalf. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2005 was $805,547 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses. During the nine months ended September 30, 2004, these expenses totaled $531,544. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2005 was $7,918,247 and was comprised of depreciation and amortization expense from our directly-owned properties. During the nine months ended September 30, 2004, we did not have any depreciation and amortization expense because we did not directly own any real estate properties during that time. Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties. Under the accounting policies described above, depreciation and amortization expense of properties in which we own a tenant-in-common interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the nine months ended September 30, 2005 was $1,443,572 and was comprised of interest income associated with funds on deposits with banks. During the nine months ended September 30, 2004, we earned $147,406 in interest income, a significantly lower amount than in 2005 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in tenant-in-common interests for the nine months ended September 30, 2005 was $2,442,089 and was comprised of our share of equity in the earnings of our seven tenant-in-common interest investments. During the nine months ended September 30, 2004, we owned only four tenant-in-common interest investments, resulting in equity in earnings of investments in tenant-in-common interests of $533,472.

Cash Flow Analysis

As of September 30, 2005, we owned twelve real estate properties and had tenant-in-common interest investments in seven real estate properties. As of September 30, 2004, our only real estate investments were our tenant-in-common interest investments in Minnesota Center, Enclave on the Lake, St. Louis Place and Colorado Building. As a result, our cash flows for the nine months ended September 30, 2005 are not comparable to the cash flows for the nine months ended September 30, 2004.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were $2,967,749 and were primarily comprised of the net loss of $3,334,562 adjusted for depreciation and amortization of $7,912,096. During the nine months ended September 30, 2004, cash flows used in operating activities were $746,521 due to fewer real estate investments and less corporate activity.

Cash flows used in investing activities for the nine months ended September 30, 2005 were $403,804,376 and were primarily comprised of purchases of real estate totaling $375,641,505 and the purchase of a tenant-in-common interest in the Alamo Plaza of $14,968,637. During the nine months ended September 30, 2004, cash flows used in investing activities were $82,987,836, which primarily consisted of purchases of tenant-in-common interests in Enclave on the Lake, St. Louis Place and the Colorado Building.

Cash flows provided by financing activities for the nine months ended September 30, 2005 were $630,232,159 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $366,949,263 and proceeds from mortgages payable, net of mortgage payments of $271,361,436, partially offset by distributions of $6,348,486. During the nine months ended September 30, 2004, cash flows provided by financing activities were $94,670,782 and were comprised primarily of funds received from issuance of stock and proceeds from the mortgage notes associated with our tenant-in-common interest investments.

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

The amount of distributions to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Until proceeds from our offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, we have and may continue to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow.

There is no assurance that we will be able to maintain our distributions at the current rate. We are focused on building what we believe is a portfolio of institutional quality real estate with premier business addresses in especially desirable locations. We believe that this focus will help us achieve our goal of providing our investors a liquidity event either by listing our common stock for trading or selling our properties. In our view, the ability to achieve either of these liquidity events requires us to build and maintain the quality of our real estate portfolio.

As a result of the increasing demand on the part of institutional and global investors for institutional quality real estate located in major U.S. markets, we believe that prices paid to acquire institutional quality real estate have increased since we began accumulating our real estate portfolio. This increase in the cost of acquired real estate results in downward pressure on current yields from such assets, which would be expected to create downward pressure on the rate of current distributions we are able to make. We expect this trend to continue into 2006. Rather than compromise the quality of our real estate portfolio, which could have a negative effect on a liquidity event, we intend to maintain our objective of building a portfolio of high quality institutional real estate. Although this strategy may result in delays in locating suitable investments, higher acquisition prices and lower returns in the short-term, we believe our portfolio's overall long-term performance will be enhanced. Our board of directors will re-evaluate our distributions by the end of 2005 and unless there is a change in the current investment trends for institutional quality real estate, it is anticipated that we will consider lowering our distribution rate for subsequent periods.

 We used borrowings of $35,400,000 (the “Ashford Loan”) under a loan agreement with Bear Stearns Commercial Mortgage, Inc. (the “Ashford Loan Agreement”) to pay a portion of our purchase of the Ashford Perimeter. The interest rate under the loan is fixed at 5.02% per annum until January 31, 2006, and 5.3% per annum, thereafter. The Ashford Perimeter is held as collateral for the Ashford Loan. The Ashford Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last six months prior to maturity. Monthly payments of interest are required through February 2007, with monthly interest and principal payments required beginning March 1, 2007 and continuing to the maturity date. Prepayment, in whole or in part, is permitted from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Ashford Loan Agreement has a seven-year term. As of September 30, 2005, our outstanding principal balance under the Ashford Loan was $35,400,000 and we were in compliance with the debt covenants.

We used borrowings of $9,633,843 (the “Alamo Loan”) under a loan agreement (the “Alamo Loan Agreement”) with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 30.583629% tenant-in-common interest in the Alamo Plaza. The remaining tenant-in-common interests in the Alamo Plaza were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Holdings. Each tenant-in-common investor, including us, is a party to the Alamo Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Alamo Property Loan Agreement were

$31,500,000. The interest rate under the Alamo Loan Agreement is fixed at 5.395% per annum. The Alamo Plaza is held as collateral for the Alamo Loan. Certain obligations under the Alamo Loan are guaranteed by Robert M. Behringer and Behringer Holdings. The Alamo Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last six months prior to maturity. The Alamo Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the Alamo Loan was $9,633,843 and we were in compliance with the debt covenants.

We used borrowings of $20,000,000 (the “Utah Avenue Loan”) under a loan agreement (the “Utah Avenue Loan Agreement”) with Greenwich Capital Financial Products, Inc. to pay a portion of our purchase price of the Utah Avenue Building. The interest rate under the Utah Avenue Loan is fixed at 5.54% per annum. Monthly payments of interest only are required, with monthly interest and principal payments required beginning June 6, 2010 and continuing to the maturity date. The Utah Avenue Building is held as collateral for the Utah Avenue Loan. The Utah Avenue Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days’ prior written notice is given. The Utah Avenue Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the Utah Avenue Loan was $20,000,000 and we were in compliance with the debt covenants.

We used borrowings of $12,650,000 (the “Downtown Plaza Loan”) under a loan agreement (the “Downtown Plaza Loan Agreement”) with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of Downtown Plaza. The interest rate under the Downtown Plaza Loan is fixed at 5.367% per annum. Monthly payments of interest only are required, with monthly interest and principal payments required beginning July 2010 and continuing to the maturity date. Downtown Plaza is held as collateral for the Downtown Plaza Loan. The Downtown Plaza Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Downtown Plaza Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the Downtown Plaza Loan was $12,650,000 and we were in compliance with the debt covenants.

We used borrowings of $58,300,000 (the “Lawson Commons Loan”) under a loan agreement (the “Lawson Commons Loan Agreement”) with Bear Stearns Commercial Mortgage, Inc.  Lawson Commons is held as collateral for the Lawson Commons Loan Agreement. The interest rate under the loan is fixed at 5.528% per annum. Monthly payments of interest are required through August 2010, with monthly payments of $332,046 required beginning September 2010 and continuing to the maturity date. The Lawson Commons Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Lawson Commons Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the Lawson Commons Loan was $58,300,000 and we were in compliance with the debt covenants.

We used borrowings of $70,750,000 (the “Western Office Portfolio Loan”) under a loan agreement (the “Western Office Portfolio Loan Agreement”) with JPMorgan Chase Bank, N.A. to pay a portion of our purchase price of Western Office Portfolio. The interest rate under the Western Office Loan is fixed at 5.0765% per annum, requires monthly payments of interest only through August 2010, with monthly payments of $383,116 required beginning September 2010 and continuing to August 1, 2015, the maturity date. Each of the buildings in the Western Office Portfolio (Richardson Building, Southwest Center, Gateway 23, Gateway 22 and Gateway 12) are held as collateral for the Western Office Portfolio Loan. The Western Office Portfolio Loan Agreement requires a minimum debt coverage ratio of not less than 1.25 and allows prepayment, in whole or in part from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Western Office Portfolio Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the Western Office Portfolio Loan was $70,750,000 and we were in compliance with the debt covenants.

We used borrowings of $22,000,000 (the “Buena Vista Loan”) under a loan agreement (the “Buena Vista Loan Agreement”) with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of

Buena Vista Plaza. The interest rate under the Buena Vista Loan is fixed at 5.324% per annum and requires monthly payments of interest only through August 2010, with monthly payments of $122,495 required beginning September 2010 and continuing to August 1, 2015, the maturity date. Buena Vista Plaza is held as collateral for the Buena Vista Loan. The Buena Vista Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole or in part from and after the third payment date prior to the maturity date, provided that at least thirty days’ prior written notice is given. The Buena Vista Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the Buena Vista Loan was $22,000,000 and we were in compliance with the debt covenants.

We used borrowings of $43,000,000 (the “One Financial Loan”) under a loan agreement (the “One Financial Loan Agreement”) with Citigroup Global Markets Realty Corp. to pay a portion of our purchase price of One Financial Plaza. The interest rate under the One Financial Loan is fixed at 5.141% per annum and requires monthly payments of interest only through August 2010, with monthly payments of $234,553 required beginning September 2010 and continuing to August 11, 2015, the maturity date. One Financial Plaza is held as collateral for the One Financial Loan. The One Financial Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days’ prior written notice is given. The One Financial Loan Agreement has a ten-year term. As of September 30, 2005, our outstanding principal balance under the One Financial Loan was $43,000,000 and we were in compliance with the debt covenants.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets as offering proceeds become available, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO for the three and nine months ended September 30, 2005 and 2004 is presented below:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss	$(640,213)	$(449,306)	$(3,334,562)	$(823,741)
Preferred stock dividends	-	-	-	-
Net loss allocable to common stock	(640,213)	(449,306)	(3,334,562)	(823,741)

Real estate depreciation (1)	3,352,887	316,200	6,305,789	468,743
Real estate amortization (1)	3,852,831	301,717	8,206,500	490,598
Gain (loss) on sale of properties	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Extraordinary loss	-	-	-	-
Funds from operations (FFO)	$6,565,505	$168,611	$11,177,727	$135,600

Cash distributions paid	$3,090,300	$507,517	$6,348,486	$886,496
Common stock issued in DRIP	3,015,702	381,143	5,846,503	639,087
Total distributions paid	$6,106,002	$888,660	$12,194,989	$1,525,583

Distributions declared	$7,210,076	$1,089,066	$14,208,938	$1,908,935

Weighted average shares (2)	40,242,340	6,153,181	26,856,358	3,606,894

__________________
(1)
This represents our proportionate share of the depreciation and amortization expense of the properties we own directly and those in which we own a tenant-in-common interest. The expenses of the tenant-in-common interests are reflected in our equity in earnings from these tenant-in-common interest investments for the three and nine months ended September 30, 2005 and 2004. The three and nine months ended September 30, 2005 reflects the inclusion of nine months of amortization of deferred financing fees.

(2)
On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005, with an issue date of October 1, 2005. In accordance with FASB No. 128, “Earnings per Share,” we are required to reflect the effects of the stock dividend in our weighted average shares outstanding for the periods presented in our financial statements. Prior to the effect of the stock dividend, our weighted average shares outstanding were 40,242,340 and 26,856,358 for the three and nine months ended September 30, 2005 and 6,153,181 and 3,606,894 for the three and nine months ended September 30, 2004.

During the nine months ended September 30, 2005, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term. However, over the long-term we expect that we will make distributions out of FFO (except to the extent of distributions from the sale of our assets). However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may exceed FFO and may result in a significant portion of distributions continuing to represent a return of capital rather than distributions from the results of real estate operations.

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

On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We or our affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which we make a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Holdings, plus a pro rata share of the closing costs. As of September 30, 2005, we had no loan guarantees outstanding on borrowings by Behringer Holdings.

We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005:

		Principal Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable
Minnesota Center	$4,251,097	$53,487	$116,817	$133,102	$3,947,691
Enclave on the Lake	7,133,007	106,158	230,446	256,921	6,539,482
St. Louis Place	7,049,179	86,181	187,910	213,680	6,561,408
Colorado Property	22,253,046	-	-	250,381	22,002,665
Travis Tower	22,543,637	308,693	667,322	748,249	20,819,373
Pratt Building	18,751,582	-	420,445	561,335	17,769,802
Ashford Perimeter	35,400,000	335,692	1,211,021	1,353,276	32,500,011
Alamo Plaza	9,633,843	-	-	45,412	9,588,431
Utah Avenue	20,000,000	-	-	78,236	19,921,764
Downtown Plaza	12,650,000	-	-	24,677	12,625,323
Lawson Commons	58,300,000	-	-	54,525	58,245,475
Richardson Building	26,750,000	-	-	27,917	26,722,083
Southwest Center	15,375,000	-	-	16,046	15,358,954
Gateway 23	13,000,000	-	-	13,567	12,986,433
Gateway 22	9,750,000	-	-	10,175	9,739,825
Gateway 12	5,875,000	-	-	6,131	5,868,869
Buena Vista Plaza	22,000,000	-	-	21,635	21,978,365
One Financial Plaza	43,000,000	-	-	44,193	42,955,807
	$353,715,391	$890,211	$2,833,961	$3,859,458	$346,131,761

		Interest Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable
Minnesota Center	$1,329,670	$264,866	$519,888	$503,603	$41,313
Enclave on the Lake	2,099,697	385,943	753,757	727,281	232,716
St. Louis Place	2,436,324	431,952	848,358	822,588	333,426
Colorado Property	12,106,276	1,370,649	2,745,052	2,734,181	5,256,394
Travis Tower	10,486,142	1,234,307	2,418,677	2,337,750	4,495,408
Pratt Building	8,833,853	1,004,785	1,994,477	1,933,557	3,901,034
Ashford Perimeter	11,586,367	1,863,929	3,711,816	3,569,561	2,441,061
Alamo Plaza	4,938,429	526,965	1,055,373	1,053,402	2,302,689
Utah Avenue	10,677,251	1,123,389	2,249,856	2,246,216	5,057,790
Downtown Plaza	6,653,518	688,355	1,378,596	1,376,653	3,209,914
Lawson Commons	31,876,679	3,267,585	6,544,123	6,535,171	15,529,800
Richardson Building	13,410,825	1,376,824	2,757,421	2,753,649	6,522,931
Southwest Center	7,708,091	791,352	1,584,873	1,582,705	3,749,161
Gateway 23	6,517,411	669,111	1,340,055	1,338,222	3,170,023
Gateway 22	4,888,057	501,833	1,005,041	1,003,666	2,377,517
Gateway 12	2,945,368	302,387	605,602	604,773	1,432,606
Buena Vista Plaza	11,577,094	1,187,548	2,378,349	2,375,096	5,636,101
One Financial Plaza	21,836,413	2,241,333	4,488,807	4,482,666	10,623,607
	$171,907,465	$19,233,113	$38,380,121	$37,980,740	$76,313,491

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

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2005, we had sold the following securities pursuant to the Initial Offering of our common stock, which was declared effective on February 19, 2003 and terminated on February 19, 2005 (Registration No. 333-91532) for the following aggregate offering prices:

•	16,818,860 shares on a best efforts basis for $167,826,625; and
•	247,893 shares pursuant to our distribution reinvestment plan for $2,457,293.

The total of shares and gross offering proceeds pursuant to the Initial Offering as of September 30, 2005 was 17,066,753 shares for $170,283,918. The above-stated number of shares sold and the gross offering proceeds received from such sales does not include the 20,000 shares purchased by Behringer Holdings preceding the commencement of the Initial Offering.

Through September 30, 2005, we had incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Initial Offering of our common stock:

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

Through September 30, 2005, we had used $222,832,515 of offering proceeds from our Initial Offering and our Current Offering to purchase real estate, including tenant-in-common interests, net of the mortgages payable. Of the amount used for the purchase of these investments, $16,817,454 was paid to Behringer Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan. During the quarter ended September 30, 2005, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Approximate	Average	as Part of Publicly	that may yet be
	Number of	Price paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
July 1, 2005 - July 31, 2005	-	$-	-	(1)
August 1, 2005 - August 30, 2005	-	$-	-	(1)
September 1, 2005 - September 30, 2005	42,168	$9.44	42,168	(1)

___________________
(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.  Defaults upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 5.  Other Information.

On September 2, 2005, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. Effective the same date, the Audit Committee of our board of directors appointed Deloitte & Touche LLP as our new independent registered public accounting firm. We reported this information in a Current Report on Form 8-K dated September 2, 2005.

Item 6.  Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: November 14, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.1	Office Lease between Behringer Harvard TIC Management Services LP and Behringer Harvard Holdings LLC for Colorado Building space

10.2	Form of Office Lease between Behringer Harvard TIC Manangement Services LP and Behringer Harvard Exchange Concepts LP for Travis Tower space

10.3	Form of Office Lease between Behringer Harvard TIC Manangement Services LP and Behringer Harvard Exchange Concepts LP for Alamo Plaza space

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.