Form 10-K
period 2005-12-31
BEHRINGER HARVARD REIT I  INC
filed 2006-03-31
CIK 1176373

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-51293

Behringer Harvard REIT I, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) No.)	68-0509956 (I.R.S. Employer Identification
15601 Dallas Parkway, Suite 600, Addison, Texas (Address of principal executive offices)	75001 (Zip Code)
(866) 655-1605 (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act:
 None

        Securities registered pursuant to section 12(g) of the Act:
 Common stock, $.0001 par value per share
(Title of class)

        Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes ☐ No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐No ☒

        The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $311 million and as of December 31, 2005 was approximately $679 million assuming a market value of $10.00 per share.

        As of March 15, 2006, the Registrant had 74,513,681 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed no later than May 1, 2006, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.
FORM 10-K
Year Ended December 31, 2005

Forward-Looking Statements

        This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

        Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the "Risk Factors" section of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

General Description of Business

        Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our "REIT taxable income", as defined by the Internal Revenue Code (the "Code"), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2005, and the date of this filing, we believe we are in compliance with all relevant REIT requirements.

        We acquire and operate institutional quality real estate. In particular, we focus on acquiring institutional quality office properties that have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants. We also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We completed our first property acquisition in October 2003 and, as of December 31, 2005, we owned interests in 21 office properties located in California, Colorado, Georgia, Maryland, Minnesota, Missouri, Oregon, Texas, Tennessee and Washington, D.C.

        We are externally managed and advised by Behringer Advisors LP ("Behringer Advisors"), a Texas limited partnership that was formed in June 2002. Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        We currently own all of our investments through Behringer Harvard Operating Partnership I LP, a Texas limited partnership formed in June 2002 ("Behringer Harvard OP"), or subsidiaries thereof. We also are the sole general partner of Behringer Harvard OP. Our ownership of real estate investments through Behringer Harvard OP is referred to as an "UPREIT." The UPREIT structure allows us to acquire real estate investments in exchange for limited partnership units in Behringer Harvard OP. In addition, this structure allows sellers of properties to transfer their properties to Behringer Harvard OP in exchange for units of Behringer Harvard OP and defer gain recognition for tax purposes on the transfer of properties.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll free telephone number is (866) 655-1605.

Public Offering of Common Stock; Use of Proceeds

        Pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended and declared effective by the SEC on February 19, 2003 ("the "Initial Offering"), we offered for sale to the public on a "best efforts" basis (1) a maximum of 80,000,000 shares of our common stock at a price of $10.00 per share, (2) up to 8,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock and (3) up to 3,520,000 additional shares issuable to broker-dealers pursuant to warrants. On February 19, 2005, we terminated our Initial Offering and, pursuant to a Registration Statement on Form S-3 declared effective by the SEC on February 11, 2005 (the "Current Offering" and, together with the Initial Offering, the "Offerings"), we began the sale to the public on a "best efforts" basis of 80,000,000 shares of our common stock at a price of $10.00 per share and up to 16,000,000 additional shares pursuant to a distribution reinvestment plan. On March 29, 2006 we filed a Post-Effective Amendment No. 1 to the Form S-3 Registration Statement to convert the Current Offering to a Registration Statement on Form S-11.

        As of December 31, 2005, we had issued 67,863,168 shares of our common stock pursuant to the Offerings, including the effect of distribution reinvestments, redemptions, 22,000 shares issued to Behringer Holdings and shares issued on October 1, 2005 pursuant to a 10% stock dividend, for aggregate gross proceeds of approximately $621.9 million. Net proceeds after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $553.7 million. From January 1, 2006 through March 15, 2006, we sold and issued approximately 6,628,500 shares of our common stock, including approximately 412,000 shares sold pursuant to our distribution reinvestment plan, resulting in gross proceeds of approximately $66.1 million. As of March 15, 2006, approximately 24,045,000 shares of our common stock remained available for sale to the public pursuant to the Current Offering, exclusive of shares available under our distribution reinvestment plan.

2005 Highlights

        During 2005, we completed the following key transactions:

    •
    we issued approximately 49,234,000 shares of our common stock (inclusive of distribution reinvestments and redemptions but exclusive of the 10% stock dividend) resulting in gross proceeds to us of approximately $491.3 million;

    •
    we acquired interests in 14 office properties representing approximately 2.8 million square feet for an aggregate purchase price of approximately $609.8 million; and

    •
    on October 1, 2005, we issued a 10% stock dividend to our stockholders consisting of approximately 5,521,000 shares of our common stock.

Investment Objectives

        Our investment objectives are:

    •
    to preserve, protect and return investors' capital contributions;

    •
    to maximize cash distributions paid to investors;

    •
    to realize growth in the value of our investments upon the ultimate sale of these investments; and

    •
    to list our shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System or, if we do not list our shares by 2017, to make an orderly disposition of our assets and distribute the cash to our investors, unless a majority of our directors, including a majority of our independent directors, extends this date.

Acquisition and Investment Policies

        We seek to acquire and operate institutional quality real estate. In particular, we focus on acquiring institutional quality office properties that have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants. We also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests (including those previously issued by programs sponsored by Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") or its affiliates, or in entities that make investments similar to the foregoing. Although our investments to date have been located in the United States, we also may invest in real estate assets located outside the United States. Our investment strategy is designed to provide investors with a geographically diversified portfolio of real estate assets.

        We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons.

        As of December 31, 2005, six of our properties were located in California, three in each of Minnesota and Texas, two in each of Colorado and the District of Columbia and one in each of Georgia, Maryland, Missouri, Oregon and Tennessee. As of December 31, 2005, the properties in which we own an interest were approximately 93% leased on a combined basis.

Borrowing Policies

        We target to borrow up to 55% of the aggregate value of our assets. Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual properties and will only apply once we have invested most of our capital. As a result, we may borrow more than 55% of the purchase price of any property we acquire. Our board of directors must review our aggregate borrowings at least quarterly. As of December 31, 2005, we had an aggregate debt leverage ratio of approximately 39% of the aggregate value of our assets based on the contract purchase prices.

Distribution Policy

        In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our "REIT taxable income" to our stockholders. We currently intend, although we are not legally obligated, to make regular monthly distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.

        Distributions are paid to investors who are stockholders as of the record dates selected by our board of directors. Our board of directors currently declares distributions on a quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they purchase shares. Since we began operations, our board of directors has declared distributions, as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per share Purchase Price*
4th Qtr. 2003	$0.1764376 per share	7%
Fiscal Year 2004	$0.6999970 per share	7%
Fiscal Year 2005	$0.6999970 per share	7%
1st Qtr. 2006	$0.1726020 per share	7%
2nd Qtr. 2006	$0.1745198 per share	7%

*
The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than 7%, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share or acquired in connection with our 10% stock dividend.

Tax Status

        We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified since the year ended December 31, 2004. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute at least 90% of our "REIT taxable income" to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

Competition

        We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Advisors. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

        Our investments, as well as any investments that we may make, are subject to various federal, state and local laws, ordinances and regulations (including those of foreign jurisdictions), including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

        As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Significant Tenants

        As of December 31, 2005, two of our tenants accounted for 10% or more of our aggregate annual rental revenues from our wholly-owned properties. Lawson Associates, Inc., an international provider of business process software solutions, leases approximately 68% of Lawson Commons and accounted for rental revenue of approximately $4.0 million, or approximately 13% of our aggregate annual rental revenues for the year ended December 31, 2005. Phelps Dodge Corporation, an international mineral and chemical producer, leases 100% of the Cyprus Building and accounted for rental revenue of approximately $3.3 million, or approximately 11% of our aggregate annual rental revenues for the year ended December 31, 2005. As provided for under accounting principles generally accepted in the United States of America ("GAAP"), annual rental revenues do not include our proportionate share of rents from tenant-in-common interests. If our proportionate share of rents from tenant-in-common interests were included in annual rental revenues, Lawson Associates, Inc. would have accounted for 8% and Phelps Dodge Corporation would have accounted for 6% of our aggregate annual rental revenues for the year ended December 31, 2005.

Employees

        We have no direct employees. The employees of Behringer Advisors and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

        We are dependent on affiliates of Behringer Advisors for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

        Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

        We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange

Commission ("SEC"). We also have filed with the SEC a registration statement in connection with our Current Offering. Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or from the SEC's website at www.sec.gov. Access to these filings is free of charge.

Item 1A. Risk Factors.

Risks Related to an Investment in Behringer Harvard REIT I

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

        Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of Behringer Advisors, our advisor, in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements. Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of Behringer Advisors and the oversight of our board of directors. We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which may have investment objectives and employ investment strategies that are substantially similar to ours. Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties. Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns. In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties. Delays in selecting, acquiring and developing properties could adversely affect our results of operations, financial condition and ability to make distributions to you.

We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.

        Our advisor and board of directors may be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments. Additionally, we may be required to make substantial non-refundable deposits prior to completing our analysis and due diligence on property acquisitions and the actual time period during which we will be allowed to conduct due diligence may be limited. In these cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with its evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, including Robert M. Behringer, who would be difficult to replace. We do not have employment agreements with our executive officers and we cannot guarantee that they will remain affiliated with us. Although several of our executive officers and key employees, including Mr. Behringer, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the life of Mr. Behringer, we do not intend to separately maintain key person life insurance on Mr. Behringer or any other person. We believe that our future success depends, in large part, upon our advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to real properties both nationally and in certain geographic regions. Maintaining these relationships is important for us to effectively compete with our competitors for real properties. We cannot assure you that we will be successful in retaining and attracting these relationships. If we lose or are unable to obtain the services of key personnel or do not maintain or establish appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and advisor are limited.

        Maryland law limits the liability of a director to stockholders if the person performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages subject to the limitations of Maryland law and the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines. Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases.

We do not have substantial experience with international investments.

        Neither our advisor nor any of our affiliates, including Mr. Behringer, has any substantial experience investing in real property or other investments outside the United States. Although we have real estate investments located in the United States, we also may invest in real estate assets located outside the United States. We may not have the expertise necessary to maximize the return on our international investments.

Your investment may be subject to additional risks if we make international investments.

        We may purchase property located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made to a borrower located outside the United States or secured by property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

  •
  governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

  •
  variations in currency exchange rates;

  •
  adverse market conditions caused by inflation or other changes in national or local economic conditions;

  •
  relative interest rates;

  •
  availability, cost and terms of mortgage funds resulting from varying national economic policies;

  •
  real estate and other tax rates and other operating expenses in a particular country where we have an investment;

  •
  land use and zoning laws;

  •
  more stringent environmental laws or changes in these laws;

  •
  social stability or other political economic or diplomatic developments in or affecting a country where we have an investment; and

  •
  legal and logistical barriers to enforcing our contractual rights.

Risks Related to Conflicts of Interest

        We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Behringer Advisors faces conflicts of interest relating to the purchase and leasing of properties, that may not be resolved in our favor.

        Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties. As a result, we may be buying properties at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our advisor and/or its affiliates are buying properties, and these other Behringer Harvard sponsored programs may use investment strategies that are substantially similar to ours. Our affiliate, Behringer Harvard Advisors I LP, a Texas limited partnership ("Behringer Advisors I") is the advisor to another Behringer Harvard sponsored real estate program. Our executive officers and the executive officers of our advisor also are the executive officers of Behringer Advisors I and other REIT advisors, the general partners of limited partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common ownership. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate, which may have an investment strategy that is substantially similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, since other Behringer Harvard sponsored programs may be competing with us for such investments.

Behringer Advisors faces conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

        We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties as well as other Behringer Harvard programs having similar investment objectives and utilizing leverage to acquire, develop or improve properties. We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. These investments may involve risks not otherwise present with other methods of investing in real estate, including, for example:

  •
  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

  •
  the co-venturer, co-tenant or partner may have economic or business interests or goals that are, or that become inconsistent with, our business interests or goals;

  •
  the possibility that we may incur liabilities as a result of the action taken by our partner or co-investor; or

  •
  the co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Actions by a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

        Affiliates of Behringer Advisors recently sponsored registered public offerings on behalf of Behringer Harvard Short-Term Fund I and Behringer Harvard Mid-Term Fund I, which offerings terminated on February 19, 2005, and are currently sponsoring a registered public offering on behalf of Behringer Harvard Opportunity REIT I. Mr. Behringer and affiliates of Behringer Advisors, which are managed by substantially the same personnel as Behringer Advisors, serve as general partners to these other Behringer Harvard programs. Because Behringer Advisors or its affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others. Behringer Advisors or its affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us. In such event, our results of operations and ability to make distributions to our stockholders could be adversely affected.

        If we enter into a joint venture, tenant-in-common investment or other co-ownership arrangement with another Behringer Harvard program, Behringer Advisors may have a conflict of interest when determining when and whether to buy or sell a particular real estate property. For example, Behringer Harvard Short-Term Fund I will never have an active trading market. Therefore, if our shares become listed on a national securities exchange or included for quotation on the Nasdaq National Market System, we may develop more divergent goals and objectives from the joint venturer with respect to the resale of properties in the future. In addition, in the event we joint venture with a Behringer Harvard program that has a term shorter than ours, including Behringer Harvard Opportunity REIT I, the joint venture may be required to sell its properties at the time of the other Behringer Harvard program's liquidation. We may not desire to sell the properties at such time. Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

        Because Mr. Behringer and his affiliates control us as well as the other Behringer Harvard real estate funds, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arms length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right. In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of Behringer Advisors, certain conflicts of interest will exist.

Behringer Advisors and its officers and employees and certain of our key personnel face competing demands for their time, and this may cause our investment returns to suffer.

        Behringer Advisors and its officers and employees and certain of our key personnel and their respective affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

        Each of our executive officers, including Mr. Behringer, who serves as our Chief Executive Officer, Chief Investment Officer and Chairman of the Board, also are officers of our advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset,

(3) development of our properties by affiliates, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our dealer manager and property manager.

Your investment will be diluted upon conversion of the convertible stock.

        Behringer Advisors purchased 1,000 shares of our non-participating, non-voting, convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders' interest in us. The terms of the convertible stock provide that, generally, holders of convertible stock will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 9% cumulative, non-compounded, annual return on this capital. The shares of convertible stock will be converted into shares of common stock automatically if:

  •
  the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital;

  •
  the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System; or

  •
  the advisory agreement expires without renewal or is terminated, other than due to a termination because of a material breach by advisor, and at the time of or subsequent to termination, the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on the capital contributions through the date of conversion.

        Our advisor and Mr. Behringer, as affiliates of our advisor and of us, can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System. Accordingly, our advisor can influence both the conversion of the convertible stock issued to it and the resulting dilution of other stockholders' interests.

Behringer Advisors faces conflicts of interest relating to the conversion of the convertible stock, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

        The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate our advisory agreement with Behringer Advisors prior to listing our shares for trading on an exchange. To avoid the conversion of our convertible stock, our independent directors may decide against terminating the advisory agreement prior to the listing of our shares or disposition of our investments even if, but for the stock conversion, termination of the advisory agreement would be in our best interest. In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing the change of control.

Behringer Advisors faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

        Under our advisory agreement, Behringer Advisors is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor's interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor's entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

        Our advisory agreement also requires us to pay a performance-based termination fee to our advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that the advisory agreement expires without renewal or is terminated, other than because of a material breach by the advisor; the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 9% cumulative, non-compounded, annual return; or the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay a fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor. Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

Because we rely on affiliates of Behringer Harvard Holdings to provide advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a disruption of our business.

        Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, HPT Management, our property management company, and Behringer Securities, the dealer manager of our offerings. The operations of our advisor, HPT Management and Behringer Securities represent a substantial majority of the business of Behringer Harvard Holdings. In light of the common ownership of these entities and their importance to Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, HPT Management and Behringer Securities. While we believe that Behringer Harvard Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs. In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

        Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third- party from acquiring us.

        Our charter permits our board of directors to issue up to 400,000,000 shares of capital stock. Our board of directors, without any action by our stockholders, may (1) increase or decrease the aggregate number of shares, (2) increase or decrease the number of shares of any class or series we have authority to issue or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

        Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

  •
  any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

  •
  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

        A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

        After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

  •
  80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

  •
  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

        These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

        Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

        We are not registered as an investment company under the Investment Company Act of 1940, as amended, based on exclusions that we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

        In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate assets or real estate related assets. Further, to maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. To avoid regulation as an investment company, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities. We may invest in assets that are determined to be securities rather than interests in, or liens upon, real estate. If a sufficient amount of our assets were determined to be securities instead of interests in, or liens upon, real estate, we would be required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Registration as an investment company could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to you.

You are bound by the majority vote on matters on which you are entitled to vote.

        You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter.

Stockholders have limited control over changes in our policies and operations.

        Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

  •
  the election or removal of directors;

  •
  any amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of these shares, and to effect certain amendments permitted under Maryland law;

  •
  our liquidation or dissolution;

  •
  a reorganization as provided in our charter; and

  •
  any merger, consolidation or sale or other disposition of substantially all of our assets.

        All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

        Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

You are limited in your ability to sell your shares pursuant to the share redemption program.

        Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that he or she acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber's immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. You should be aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or disability of a stockholder, next to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy, next to stockholders subject to a mandatory distribution requirement under such stockholder's IRA and, finally, to other redemption requests. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive). Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time. Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the underlying asset value for your shares.

        Other than redemptions following the death or disability of a stockholder, the purchase price for shares we repurchase under our redemption program will equal (1) prior to the time we begin having appraisals performed by an independent third party, the amount by which (a) the lesser of (i) 90% of the average price the original purchaser or purchasers of your shares paid to us for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties; or (2) after we begin obtaining appraisals performed by an independent third party, the lesser of (a) 100% of the average price the original purchaser or purchasers of your shares paid for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the value per share, as determined by the most recent appraisal. Accordingly, you would likely receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation, and even if you have your shares purchased by a subsequent third-party purchaser, you will likely receive substantially less than the underlying asset value of your shares.

Your interest in Behringer Harvard REIT I will be diluted if we issue additional shares.

        Existing stockholders and potential investors in our offerings do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,000,000 shares of capital stock, of which 349,999,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares may be issued in the discretion of our board of directors. Existing stockholders and investors purchasing shares in our offerings will likely experience dilution of their equity investment in us in the event that we (1) sell shares in our Current Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our affiliated property management company, or their affiliates, or the warrants issued in our Initial Offering to participating broker-dealers or our independent directors, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP. In addition, the partnership agreement for Behringer Harvard OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP. Because the limited partnership interests of Behringer Harvard OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to Behringer Advisors and its affiliates will reduce cash available for investment and payment of distributions.

        Behringer Advisors and its affiliates perform services for us in connection with the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans and the administration of our other investments. Behringer Advisors is paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

        Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "willful misconduct, gross negligence or deliberate malfeasance." As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital, and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay currently established distributions or maintain distributions at any particular level, or that distributions will increase over time.

        There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally are based upon such factors as the amount of cash available or anticipated to be available from real estate securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, income from those properties and mortgages, yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We currently make distributions to our stockholders at an annualized rate of 7%, assuming the shares were purchased for $10.00 per share, based upon our anticipated future cash flow performance of our portfolio investments, with all or some of such distributions paid from available capital resulting in a return of capital to our investors. We can give no assurance that we will be able to achieve such anticipated cash flow or that we will be able to maintain distributions at the current rate or that distributions will increase over time. Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on-time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or our investments in securities will increase our cash available for distributions to stockholders. Approximately 91% of our aggregate distributions made in 2004 constituted a return of capital; and approximately 72% of our aggregate distributions made in 2005 constituted a return of capital. Distributions constitute a return of capital when and to the extent the amount of the distributions exceed earnings and profits as determined on a tax basis. In fiscal year 2004 and 2005, we made cash distributions aggregating approximately $3.1 million and $22.4 million, respectively, to our stockholders. Of these amounts, approximately 9%, or $278,000, in fiscal year 2004, and approximately 28%, or $6.3 million, in fiscal 2005 was paid to us using cash generated from our operations. The remaining amounts were paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

  •
  If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

  •
  Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

  •
  Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

  •
  Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

  •
  If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

  •
  Federal income tax laws require REITs to distribute at least 90% of their "REIT taxable income" to stockholders on an annual basis. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

  •
  In connection with future property acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties. We cannot predict the number of shares of common stock, units or interests which we may issue, or the effect that these additional shares might have on cash available for distributions to you. If we issue additional shares, they could reduce the cash available for distributions to you.

  •
  We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

        In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital. We cannot assure you that sufficient cash will be available to make distributions to you.

        As a result of the increasing demand on the part of institutional and global investors for institutional quality real estate located in major U.S. markets, the costs of acquiring institutional quality real estate have increased since we began accumulating our real estate portfolio. This results in downward pressure on current yields from such assets, which would be expected to create downward pressure on the rate of current distributions we are able to make. Rather than compromise the quality of our real estate portfolio, which could have a negative effect on a liquidity event, we intend to maintain our objective of building a portfolio of high quality institutional real estate. Although this strategy may result in delays in locating suitable investments, higher acquisition costs and lower returns in the short-term, we believe our portfolio's overall long-term performance will be enhanced. Our board of directors has and will continue to evaluate our distributions on at least a quarterly basis and depending on investment trends at the time, may consider lowering our distribution rate for subsequent periods.

Until we generate operating cash flow sufficient to make distributions to our stockholders, we may make distributions from other sources in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and may negatively impact the value of your investment.

        Until we generate operating cash flow sufficient to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets, in anticipation of future operating cash flow. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our investments. To the extent distributions are paid from offering proceeds, we will have less money available to invest in properties, which may negatively impact our ability to achieve our investment objectives. In such an event, the value of your investment in us could be impaired.

Adverse economic conditions will negatively affect our returns and profitability.

        Our operating results may be affected by many factors, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located. These factors include:

  •
  poor economic conditions that result in defaults by tenants of our properties and borrowers under our mortgage, bridge or mezzanine loans;

  •
  job transfers and layoffs that cause vacancies to increase;

  •
  increasing concessions or reduced rental rates that are required to maintain occupancy levels; and

  •
  increased insurance premiums that reduce funds available for distribution or, to the extent the increases are passed through to tenants, may lead to tenant defaults. Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

We and the other public programs sponsored by our affiliates have experienced losses in the past, and we may experience similar losses in the future.

        Historically, each of the public programs sponsored by our affiliates has experienced losses during the initial periods of operation. Many of these losses can be attributed to initial start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue. In addition, the effects of depreciation and amortization substantially reduce income. We face similar circumstances and thus have experienced similar losses and we may continue to do so in the future. As a result, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

        We expect that substantially all of the gross proceeds of our public offerings will be used to make investments in institutional quality real estate and investments in real estate related securities. In addition, a lender may require escrow of reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

        We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

        To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law, income that we generate from derivatives or other transactions intended to hedge our interest rate risk may constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and also may be treated as nonqualifying income for purposes of the 95% income test also applicable to REITs unless specified requirements are met. In addition, any income from foreign currency or other hedging transactions may constitute nonqualifying income for purposes of both the 75% and 95% income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

General Risks Related to Investments in Real Estate

Our operating results are affected by economic and regulatory changes that may have an adverse impact on the real estate market in general. We cannot assure you that we will be profitable or that we will realize growth in the value of our real estate assets.

        Our operating results are subject to risks generally incident to the ownership of real estate, including:

  •
  changes in general economic or local conditions;

  •
  changes in supply of or demand for similar or competing properties in an area;

  •
  ability to collect rent from tenants;

  •
  changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

  •
  the illiquidity of real estate investments generally;

  •
  changes in tax, real estate, environmental and zoning laws; and

  •
  periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your real estate properties.

        A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We depend on tenants for revenue, and lease terminations could reduce our distributions to our stockholders.

        The success of our real property investments, particularly properties occupied by a single tenant, will depend on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with the lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our stockholders.

        When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. In addition to any reserves we establish, a lender may require escrow of working capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for working capital purposes such as future tenant improvements. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to pay cash distributions to our stockholders.

        We intend to hold the various real properties and other investments until Behringer Advisors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that these objectives will not be met. Otherwise, Behringer Advisors, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System by 2017, unless a majority of the board of directors and a majority of the independent directors approve otherwise. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand conditions. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

        Behringer Advisors attempts to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will continue to be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than our working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

        We may invest some or all of the proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder's control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

        In addition, we may invest in unimproved real property. Returns from development of unimproved properties also are subject to risks and uncertainties associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that our earnest money deposit made to Behringer Development Company LP will be fully refunded.

        We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates or others, to acquire real property from Behringer Development Company LP ("Behringer Development"), an affiliate of Behringer Advisors. Properties acquired from Behringer Development or its affiliates may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

  •
  Behringer Development or its affiliates fails to develop the property;

  •
  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

  •
  we are unable to pay the purchase price at closing.

        The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations. However, Behringer Development or its affiliates' obligation to refund our earnest money deposit will be guaranteed by HPT Management, our property manager, which provides property management and leasing services to various Behringer Harvard sponsored programs, including us, for substantial monthly fees. As of the time HPT Management may be required to perform under any guaranty, we cannot assure that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of HPT Management, we will likely be required to accept installment payments over time payable out of the revenues of HPT Management's operations. We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

        We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

        At any one time, a significant portion of our investments could be in one property class, such as institutional quality office properties. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

        From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.

        If we do not have enough reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations may be negatively impacted.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

        All real property and the operations conducted on real property are subject to federal, state and local laws and regulations (including those of foreign jurisdictions) relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

        Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations (including those of foreign jurisdictions) that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

        Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

        Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990. Under this Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the Act or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Act compliance may affect cash available for distributions and the amount of distributions to you.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

        If we decide to sell any of our properties, we intend to use our reasonable best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Defaults by a purchaser under a financing arrangement with us could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which will increase our business risks.

        We are permitted to acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional real properties or to pay distributions to our stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual "REIT taxable income," or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

        There is no limit on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness may not exceed 300% of our net assets as of the date of any borrowing. We may incur indebtedness in excess of the limit if the excess is approved by a majority of our independent directors.

        We target to borrow up to 55% of the aggregate value of our assets. Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual properties and will only apply once we have invested most of our capital. As a result, we may borrow more than 55% of the purchase price of any property we acquire.

        We do not borrow money secured by a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

        When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from raising capital by issuing more stock or prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

        In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Advisors as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Interest only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

        We may finance our property acquisitions using interest only mortgage indebtedness. During the interest only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

        We may borrow money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on the investments.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

        Our fixed-term financing arrangements generally require us to make a balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

        Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than other real estate investment trusts with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate Related Securities

Investments in real estate related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

        We may invest in real estate equity securities of both publicly traded and private real estate companies. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

        Real estate related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate related equity securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate preferred equity securities involve a greater risk of loss than traditional debt financing.

        We may invest in real estate related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income producing real properties.

        We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rates exposure and the uncertainty of foreign laws and markets.

        We may purchase real property or real estate related securities denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We expect that a portion of any real estate related securities investments we make will be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

        Certain of the real estate related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

Interest rate and related risks may cause the value of our real estate related securities investments to be reduced.

        Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stock. Generally, when market interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We have not made any investments in real estate related securities.

        Aside from investments in institutional quality commercial properties, we are permitted to invest in real estate related securities, including securities issued by other real estate companies, collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests. To date, however, we have focused on acquiring interests in office buildings and other commercial properties. As a result, we may not have the expertise necessary to maximize the return on real estate related securities.

We may acquire real estate related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

        We may acquire real estate related securities through tender offers, negotiated or otherwise, in which we solicit a target company's stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer—time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Risks Associated with Mortgage Lending

We do not have substantial experience investing in mortgage, bridge or mezzanine loans, which could adversely affect our return on mortgage investments.

        Neither our advisor nor any of our affiliates has any substantial experience investing in mortgage, bridge or mezzanine loans. Although we currently do not expect to make significant investments in mortgage, bridge or mezzanine loans, we may make such investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. If we decide to make mortgage, bridge or mezzanine loans or acquire them, we may not have the expertise necessary to maximize the return on investments in these types of loans.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments.

        If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those mortgage, bridge or mezzanine loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the mortgage, bridge or mezzanine loans will remain at the levels existing on the dates of origination of the mortgage, bridge or mezzanine loans. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates.

        If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the mortgage, bridge or mezzanine loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

Delays in liquidating defaulted mortgage, bridge or mezzanine loans could reduce our investment returns.

        If there are defaults under our mortgage, bridge or mezzanine loans, we may not be able to repossess and sell quickly any properties serving such loans. The resulting time delay could reduce the value of our investment in the defaulted mortgage, bridge or mezzanine loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

        The mortgage, bridge or mezzanine loans in which we invest or that we may make, may be subject to regulation by federal, state and local authorities (including those of foreign jurisdictions) and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

        If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed, which could delay distributions to our stockholders.

        If our advisor determines that it is in our best interest to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Risks Associated with Section 1031 Tenant-in-Common Transactions

We may have increased exposure to liabilities from litigation as a result of our participation in Section 1031 Tenant-in-Common transactions.

        Many of our acquisitions of tenant-in-common interests were or will be structured to qualify for like-kind exchange treatment under Section 1031 of the Code and we, through our affiliates, intend to continue to enter into Section 1031 tenant-in-common transactions in the future. Section 1031 TIC Transactions are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code, including single member limited liability companies or similar entities (Behringer Harvard Exchange Entities). We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions. Although our participation in Section 1031 TIC Transactions has certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause these transactions not to achieve their intended value. In certain Section 1031 TIC Transactions it is anticipated that we will receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of these transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, or us. We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend defending claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 Tenant-in-Common transactions.

        We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or result in these transactions not achieving their intended value. Furthermore, the Internal Revenue Service may determine that the sale of tenant-in-common interests is a "prohibited transaction" under the Code, which would cause all of the gain we realize from the sale to be taxed with none of the gain available for distribution to our stockholders. The Internal Revenue Service also may audit the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange. We also may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests. In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction. Any alleged failure by us to comply with these requirements could expose us to risks of litigation. Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We are subject to certain risks in connection with our arrangements with Behringer Harvard Exchange Entities.

        We anticipate that, in connection with most of our property acquisitions, we currently or subsequently may become tenant-in-common owners of properties in which Behringer Harvard Exchange Entities subsequently sell tenant-in-common interests to 1031 Participants. At the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing that (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity's cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; or (3) we will provide security for the guarantee of such bridge loans. Accordingly, in the event that a Behringer Harvard Exchange Entity is unable to sell all co-tenancy interests in one or more of its properties, we may be required to purchase the unsold co-tenancy interests in such property or properties. In any event, as an owner of tenant-in-common interests in properties, we will be subject to the risks that ownership of co-tenancy interests with unrelated third parties entails. Furthermore, to the extent we guarantee certain bridge loans associated with tenant-in-common transactions, we, as well as the co-tenants, will become liable for the lender's customary carve-outs under the applicable mortgage loan financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

We have acquired a substantial portion of properties in the form of tenant-in-common or other co-tenancy arrangements and we expect to enter into more such arrangements in the future. Therefore, we are subject to risks associated with co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

        We have entered into tenant-in-common or other co-tenancy arrangements to acquire a substantial portion of our properties. Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as the following:

  •
  the risk that a co-tenant may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

  •
  the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

  •
  the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property;

  •
  the possibility that a co-tenant might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of a current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

  •
  the risk that a co-tenant could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-tenancy arrangement; or

  •
  the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

        In the event that our interests become adverse to those of the other co-tenants in a Section 1031 TIC Transaction, in certain cases we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase the co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase the co-tenancy interests from the 1031 Participants.

        In addition, we may desire to sell our co-tenancy interests in a given property at a time when the other co-tenants do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. Finally, we believe that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright.

Our participation in Section 1031 TIC Transactions may limit our ability to borrow funds in the future, which could adversely affect the value of our investments.

        We may enter into Section 1031 TIC Transaction agreements that contain obligations to acquire unsold co-tenancy interests in properties. These agreements may be viewed by institutional lenders as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Furthermore, these obligations may be viewed by our lenders in a fashion that limits our ability to borrow funds based on regulatory restrictions on lenders limiting the amount of loans they can make to any one borrower.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

        We elected to be taxed as a REIT for our 2004 tax year. As a result, for the 2003 tax year, we were taxed as a corporation. However, we were not required to pay any income taxes because we did not have any taxable income for the period. In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

        Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. We cannot assure you that we will satisfy the REIT requirements in the future.

        If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

        Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

Certain fees paid to us may affect our REIT status.

        Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates typically enters into a number of contractual arrangements with Behringer Harvard Exchange Entities that guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity. In consideration for entering into these agreements, we are paid fees that could be characterized by the Internal Revenue Service as non-qualifying income. If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. We use reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on your investment.

Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.

        In the event that the Internal Revenue Service were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, are treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, fees paid to us by the Behringer Harvard Exchange Entity would be deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to a 100% tax. If this occurs, our ability to make distributions to our stockholders will be adversely affected.

You may have tax liability on distributions you elect to reinvest in our common stock.

        If you elect to have your distributions reinvested in our common stock pursuant to our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to tax, which would reduce our cash available for distribution to our stockholders.

        We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation, reducing the amount of distributions that the operating partnership could make to us. This also would result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to tax as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

        Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a "prohibited transaction," would be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on the income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of the tax liability. We also may be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available for distribution to our stockholders.

Non-U.S. income or other taxes, and a requirement to withhold such non-U.S. taxes, may apply, and if so the amount of net cash from operations payable to you will be reduced.

        From time to time, we may acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and similar foreign taxes in connection with U.S. ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from such real property or securities. As a result, you may be subject to taxes imposed by the foreign country, plus any U.S. federal income taxes imposed on taxable income from any foreign real property or foreign securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you may be eligible to claim a tax credit in the U.S. to offset the income taxes paid to such foreign country. However, such tax credits may not be available or may not fully eliminate the double taxation of a given real property or other stock or security. The imposition of any foreign country taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce our cash available for distributions to our stockholders. Similarly, the imposition of withholding taxes by a foreign country will reduce our cash available for distributions to our stockholders. We expect the organizational costs associated with non-U.S. investments, including costs to structure such investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, if we invest in foreign real property and if we invest in securities of an entity owning foreign real property, we may be required to file income tax or other information returns in the foreign jurisdiction to report any income attributable to ownership of real properties or other securities in such country. Such organizational costs and reporting requirements may result in increases in our administrative expenses that would have the effect of reducing cash available for distributions to our stockholders. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our stock.

Legislative or regulatory action could adversely affect investors.

        In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any of these changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares.

        Congress passed major federal tax legislation in 2003. One of the changes reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15%. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. Even with the reduction of the rate on dividends received by individuals, the combined maximum corporate federal tax rate is 44.75% and with the effect of state income taxes can exceed 50%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders.

        Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would cause a REIT to be a less advantageous tax status for companies that invest in real estate, and it could become more advantageous for such companies to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the ability, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and to all investors and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

        We have acquired several of our properties by means of 1031 TIC Transactions. Changes in tax laws may result in Section 1031 TIC Transactions being no longer available, which may adversely affect Section 1031 TIC Transactions or cause such transactions not to achieve their intended value. Any changes in tax laws that result in Section 1031 Transactions being no longer available may have a negative impact on our investment strategy.

Equity participation in mortgage, bridge or mezzanine loans may result in taxable income and gains from these properties which could adversely impact our REIT status.

        If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as "equity," we might have to recognize income, gains and other items from the property. This could affect our ability to continue to qualify as a REIT.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

General

        As of December 31, 2005, we owned interests in 21 office properties located in California, Colorado, Georgia, Maryland, Minnesota, Missouri, Oregon, Texas, Tennessee and Washington, D.C. All of these properties consist of developed institutional quality office buildings with office space that is currently leased to tenants. In the aggregate, these properties represent approximately 4.7 million rentable square feet. As of December 31, 2005, the properties in which we own an interest were approximately 93% leased on a combined basis.

        The following table presents certain additional information about our wholly-owned properties at December 31, 2005:

Property Name	Location	Date acquired	Date completed/ renovated	Approximate Rentable Square Footage	Encumbrances (in millions)	Approximate Purchase Price (in millions)	Approximate % leased
Cyprus Building	Englewood, CO	12/17/2004	1988	153,048	$—	$20.6	100%
Ashford Perimeter	Atlanta, GA	1/6/2005	1982	288,175	35.4	54.0	84%
Utah Building	El Segundo, CA	4/21/2005	2004	150,495	20.0	29.9	78%
Lawson Commons	St. Paul, MN	6/10/2005	1999	436,342	58.3	86.6	99%
Downtown Plaza	Long Beach, CA	6/14/2005	1982	100,146	12.6	19.7	100%
Gateway 12	Diamond Bar, CA	7/20/2005	1999	40,759	5.9	9.0	100%
Gateway 22	Diamond Bar, CA	7/20/2005	1999	55,095	9.8	13.6	100%
Gateway 23	Diamond Bar, CA	7/20/2005	1999	71,739	13.0	18.5	100%
Southwest Center	Tigard, OR	7/20/2005	2001	88,335	15.3	22.3	100%
Waterview	Richardson, TX	7/20/2005	1998	230,061	26.8	39.9	100%
Buena Vista Plaza	Burbank, CA	7/28/2005	1991	115,130	22.0	41.7	100%
One Financial Plaza	Minneapolis, MN	8/2/2005	1997	393,902	43.0	64.2	91%
Riverview Tower	Knoxville, TN	10/5/2005	1985	334,196	—	42.3	97%
G Street Property	Washington, D.C.	11/15/2005	1997	306,563	—	145.1	96%

				2,763,986	$262.1	$607.4

        The following table presents certain additional information about the properties in which we own tenant-in-common ("TIC") interests at December 31, 2005:

Property Name	Location	Date acquired	Date completed/ renovated	Approximate Rentable Square Footage	Encumbrances (in millions)(1)	Carrying Value of Investment (in millions)	Approximate % leased	Our TIC Interest
Minnesota Center	Bloomington, MN	10/15/2003	1987	276,425	$4.2	$5.6	95%	14.47%
Enclave on the Lake	Houston, TX	4/12/2004	1999	171,090	7.1	9.8	100%	36.31%
St. Louis Place	St. Louis, MO	6/30/2004	1983	337,088	7.0	11.5	87%	35.71%
Colorado Building	Washington, D.C.	8/10/2004	1989	121,701	22.3	37.9	98%	79.48%
Travis Tower	Houston, TX	10/1/2004	1955	507,470	22.5	33.6	89%	60.43%
Pratt Building	Baltimore, MD	12/17/2004	1986	368,194	18.8	29.5	85%	50.68%
Alamo Plaza	Denver, CO	2/24/2005	1981	191,154	9.6	13.5	90%	30.58%

				1,973,122	$91.5	$141.4

(1)
Each of the tenant-in-common investors, including us, is a borrower under these mortgage agreements. This amount represents our mortgage payable for our TIC interest only.

        The following information generally applies to all of our properties:

  •
  we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

  •
  we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

  •
  our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

  •
  depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

        Pursuant to the SEC's rules, for each subsequent property acquisition for which we are required to file a current report, we will file a current report on Form 8-K containing information regarding the property acquired, the financial statements related thereto and other pertinent information related to such property.

Future Lease Payments Table

        The following table presents future minimum base rental payments due to us over the next ten years at our wholly-owned properties as of December 31, 2005 (in thousands):

2006	$49,165
2007	47,613
2008	43,534
2009	31,470
2010	21,545
2011	14,169
2012	10,822
2013	8,773
2014	6,943
2015	4,686

Item 3. Legal Proceedings.

        We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Current Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange or are included for quotation on the Nasdaq National Market, it is not expected that a public market for the shares will develop.

        In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the deemed value is $10 per share as of December 31, 2005. Our current prospectus provides that for the first three full fiscal years following the termination of the last public equity offering of shares of our common stock the value of the shares is deemed the offering price of $10 per share (without regard to purchase price discounts for certain categories of purchasers). There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company. Such a distribution upon liquidation is likely to be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees. We do not currently anticipate obtaining appraisals for the properties we acquire, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.

        We view our offering stage as complete upon the termination of our first public equity offering that is not followed by another public equity offering. For purposes of this definition, we do not consider a "public equity offering" to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, Behringer Harvard OP.

Share Redemption Program

        In June 2002, our board of directors authorized a share redemption program, which has been amended from time to time, for our investors. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year. During the quarter ended December 31, 2005, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005	—	$—	—	(1)
November 2005	62,423	$8.58	62,423	(1)
December 2005	—	$—	—	(1)

(1)
A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Holders

        As of March 15, 2006, we had approximately 74,514,000 shares of common stock outstanding held by a total of approximately 20,000 stockholders.

Distributions

        We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004. As a REIT, we are required to distribute at least 90% of our "REIT taxable income" to our stockholders annually. Our board declares distributions on a quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they purchase shares. In 2005, approximately $125,000 distributions were declared and approximately $100,000 distributions were paid related to Behringer OP I limited partnership units which are recorded as a reduction to minority interest. All other distributions are recorded to stockholders equity. Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow. Of the amounts distributed by us in 2005, 72% represented a return of capital and 28% were distributions from the taxable earnings of real estate operations. In fiscal year 2004 and 2005, we made cash distributions aggregating approximately $3.1 million and $22.4 million, respectively, to our stockholders. Of these amounts, approximately 9%, or $278,000, in fiscal year 2004, and approximately 28%, or $6.3 million, in fiscal 2005 was paid using cash generated from our operations. The remaining amounts were paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets. The following table shows the distributions declared and paid for the fiscal years ended December 31, 2005 and 2004 (in thousands):

2005	Distributions Declared	Distributions Paid
Fourth Quarter	$11,382	$10,160
Third Quarter	7,210	6,104
Second Quarter	4,269	3,653
First Quarter	2,730	2,436

	$25,591	$22,353

2004
Fourth Quarter	$1,875	$1,560
Third Quarter	1,089	889
Second Quarter	554	442
First Quarter	266	195

	$3,784	$3,086

Recent Sales of Unregistered Securities

        We issued 20,000 shares of our common stock to Behringer Harvard Holdings for $200,000 in conjunction with our inception in June 2002. We issued options to purchase 3,000 shares of our common stock at $12 per share to each of our three independent directors on May 27, 2004 upon his reelection as a director pursuant to the Behringer Harvard REIT I Non-Employee Director Stock Option Plan ("Director Option Plan"). The options issued pursuant to the Director Option Plan became exercisable on May 27, 2005, one year after the date of grant. We automatically issued options to purchase 5,000 shares of our common stock at $9.10 per share to each of our three independent directors on May 31, 2005 upon his reelection as a director pursuant to the 2005 Incentive Award Plan ("Incentive Plan"). The options pursuant to the Incentive Plan become exercisable one year after the date of grant. We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006. Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital. These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	24,000	$10.19	11,976,000	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	24,000	$10.19	11,976,000	*

*
All shares authorized for issuance pursuant to options not yet granted under our 2005 Incentive Award Plan.

Item 6. Selected Financial Data.

        At December 31, 2005, we wholly owned fourteen properties and owned tenant-in-common interests in seven additional properties. At December 31, 2004, we wholly owned one property and owned tenant-in-common interests in six additional properties. At December 31, 2003, we had a tenant-in-common interest in one property and we owned no properties during the period from inception (June 28, 2002) through December 31, 2002. Accordingly, the selected financial data for each fiscal year presented below reflects significant increases in all categories. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements (in thousands, except per share amounts).

	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003	As of December 31, 2002
Total assets	$900,582	$198,888	$11,685	$197

Long-term debt obligations	$353,555	$82,354	$4,333	$—
Other liabilities	26,224	6,613	281	—
Minority interest(1)	3,375	—	—	—
Stockholders' equity	517,428	109,921	7,071	197

Total liabilities and stockholders' equity	$900,582	$198,888	$11,685	$197

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	From inception (June 28, 2002) through December 31, 2002
Rental revenues(2)	$31,057	$130	$—	$—
Property operating expense and real estate taxes(2)	10,301	22	—	—
Depreciation and amortization(2)	15,033	—	—	—
Interest expense(3)	13,137	1,690	61	—
Rate lock extension expense/(recoveries)	(525)	525	—	—
Property and asset management fees(4)	3,359	295	10	—
Organization expenses	—	218	17	—
General and administrative	1,254	712	223	4

Total expenses	42,559	3,462	311	4
Interest income	2,665	390	4	1
Equity in investments of tenant-in-common interests(5)	3,115	1,403	18	—

Net loss	$(5,722)	$(1,539)	$(289)	$(3)

Basic and diluted loss per share(6)	$(0.15)	$(0.26)	$(1.84)	$(0.12)
Distributions declared per share(6)	$0.67	$0.64	$0.58	$—

(1)
Minority interest consists of 432,586 units of limited partnership interests in Behringer OP I.

(2)
Rental revenues, property operating expense, real estate taxes, depreciation and amortization are from our wholly-owned properties.

(3)
Interest expense includes our proportionate share of mortgage interest expense and deferred financing fees from our tenant-in-common interest investments and from our wholly-owned properties that have associated mortgages.

(4)
Property and asset management fees include our proportionate share of these fees from our tenant-in-common interest investments and from our wholly-owned properties.

(5)
Our equity in investments of tenant-in-common interests is our proportionate share of revenues and expenses from our tenant-in-common interest investments.

(6)
Basic and diluted loss per share and distributions declared per share for each period presented reflects the effect of the 10% stock dividend issued October 1, 2005.

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

  Investments in Tenant-in-Common Interests

        As of December 31, 2005, the "Investments in tenant-in-common interests" on our balance sheet consists of our undivided tenant-in-common interests in various office buildings. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in Financial Accounting Standards Board Interpretation ("FIN") No. 46R and do not meet the voting interest requirements required for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures", as amended by Emerging Issues Task Force ("EITF") 04-5 "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights."

        We account for these investments using the equity method of accounting in accordance with SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.

  Investment Impairments

        For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. No impairment charges have been taken in 2005, 2004 or 2003.

  Real Estate

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

Overview

        We were incorporated in June 2002 as a Maryland corporation and have elected to be taxed, and currently qualify, as a real estate investment trust, or REIT, for federal income tax purposes. We acquire and operate institutional quality real estate. In particular, we focus on acquiring institutional quality office properties that have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants. We also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.

        In the year ended December 31, 2005, we purchased thirteen real estate properties and a tenant-in-common interest in one other property. As of December 31, 2005, we owned, through 100% ownership or tenant-in-common interests, a portfolio of 21 properties located in California, Colorado, Georgia, Maryland, Minnesota, Missouri, Oregon, Tennessee, Texas, and Washington, D.C.

        On February 11, 2005, our Current Offering of common stock was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share that may be distributed pursuant to our distribution reinvestment program.

Results of Operations

        At December 31, 2005, we wholly owned 14 properties and had tenant-in-common interests in seven additional properties. At December 31, 2004, we wholly owned one property and tenant-in-common interests in six additional properties. At December 31, 2003, we had a tenant-in-common interest in one property. Accordingly, our results of operations for each fiscal year presented reflect significant increases in all categories. We revised the presentation of our 2004 Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption to conform to current presentation. See Note 17—"Revisions to Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2004 and 2003" in the Notes to the Consolidated Financial Statements.

Fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004

        Revenue.    Rental revenue was from our wholly-owned properties and was approximately $31.1 million as compared to approximately $130,000 for the year ended December 31, 2004. The increase in rental revenue is primarily due to our purchase of thirteen wholly-owned real estate properties during 2005. Management expects increases in rental revenue in the future as we purchase additional real estate properties. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

        Property Operating Expense.    Property operating expense for the year ended December 31, 2005 was approximately $6.5 million as compared to approximately $2,000 for the year ended December 31, 2004 and was comprised of property operating expense from our wholly-owned properties. The increase in property operating expense is primarily due to our purchase of thirteen wholly-owned real estate properties during 2005. Management expects increases in property operating expense in the future as we purchase additional real estate properties. Under the accounting policies described above, property operating expense of properties in which we own a tenant-in-common interest are not recorded as property operating expense to us.

        Interest Expense.    Interest expense for the year ended December 31, 2005 was approximately $13.1 million and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and tenant-in-common interest investments. During the year ended December 31, 2004, interest expense was approximately $1.7 million and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our tenant-in-common interest investments. Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

        Rate Lock Extension Expense(Recoveries).    Rate lock extension recoveries for the year ended December 31, 2005 were $525,000 and represented the refund of interest rate lock extension fees from 2004. Rate lock extension expense for the year ended December 31, 2004 was $525,000. Although we may continue to enter into additional interest rate lock agreements, we do not expect to incur rate lock extension fee expense in the future.

        Real Estate Taxes.    Real estate taxes for the year ended December 31, 2005 were approximately $3.8 million as compared to approximately $20,000 for the year ended December 31, 2004 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our purchase of thirteen wholly-owned real estate properties during 2005. Management expects increases in real estate taxes in the future as we purchase additional real estate properties. Under the accounting policies described above, real estate taxes of properties in which we own a tenant-in-common interest are not recorded as real estate taxes to us.

        Property Management Fees.    Property management fees for the year ended December 31, 2005 were approximately $1.5 million as compared to approximately $205,000 for the year ended December 31, 2004, and were comprised of property management fees related to our wholly-owned real estate property and tenant-in-common interest investments. Management expects increases in property management fees in the future as we invest in additional real estate properties.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2005 were approximately $1.9 million as compared to approximately $90,000 for the year ended December 31, 2004 and were comprised of asset management fees associated with our wholly-owned properties and tenant-in-common interest investments. Management expects increases in asset management fees in the future as we invest in additional real estate properties.

        Organization Expenses.    There were no organization expenses for the year ended December 31, 2005. During the year ended December 31, 2004, organization expenses were approximately $218,000 and were comprised of reimbursements to our advisor related to organizational costs our advisor paid on our behalf. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us. Therefore, management does not expect for this expense to recur in the future.

        General and Administrative Expense.    General and administrative expense for the year ended December 31, 2005 was approximately $1.3 million as compared to approximately $712,000 for the year ended December 31, 2004 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, auditing fees, legal fees and other administrative expenses. The increased amount in 2005 was due to more corporate activity in this fiscal year.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2005 was approximately $15.0 million and was comprised of depreciation and amortization expense from each of our wholly-owned properties. During the year ended December 31, 2004, we did not have any depreciation and amortization expense as we did not wholly own any real estate properties until December 16, 2004. Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties. Under the accounting policies described above, depreciation and amortization expense of properties in which we own a tenant-in-common interest are not recorded as depreciation and amortization expense to us.

        Interest Income.    Interest income for the year ended December 31, 2005 was approximately $2.7 million and was comprised of interest income associated with funds on deposits with banks. During the year ended December 31, 2004, we earned approximately $390,000 in interest income, a significantly lower amount than in 2005 due to the lower cash balances on deposit with banks.

        Equity in Earnings of Investments in Tenant-in-Common Interests.    Equity in earnings of investments in tenant-in-common interests for the year ended December 31, 2005 was approximately $3.1 million and was comprised of our share of equity in the earnings of our seven tenant-in-common interest investments. During the year ended December 31, 2004, we owned six tenant-in-common interest investments, resulting in equity in earnings of investments in tenant-in-common interests of approximately $1.4 million.

Fiscal year ended December 31, 2004 as compared to fiscal year ended December 31, 2003

        Revenue.    Rental revenue for the year ended December 31, 2004 of approximately $130,000 was from the Cyprus Building, a wholly-owned property that we acquired on December 16, 2004. During the year ended December 31, 2003, we did not have any rental revenue. Under the accounting policies described above, rents from properties in which we own a tenant-in-common interest are not recorded as revenue to us.

        Operating Expense.    Property operating expenses for the year ended December 31, 2004 were approximately $2,000 and were comprised of operating expenses from the Cyprus Building, a wholly-owned property that we acquired on December 16, 2004. During the year ended December 31, 2003, we did not have any property operating expenses. Under the accounting policies described above, operating expenses of properties in which we own a tenant-in-common interest are not recorded as operating expenses to us.

        Interest Expense.    Interest expense for the year ended December 31, 2004 was approximately $1.7 million and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with all six of our tenant-in-common interest investments. During the year ended December 31, 2003, interest expense was approximately $61,000 and was comprised of interest expense and amortization of deferred financing fees related to our mortgage associated with our tenant-in-common interest in the Minnesota Center.

        Rate Lock Extension Expense(Recoveries).    Rate lock extension expense for the year ended December 31, 2004 was $525,000 and represented fees related to interest rate lock deposits on future borrowings for future acquisitions. There was no rate lock extension expense for the year ended December 31, 2003.

        Property Management Fees.    Property management fees for the year ended December 31, 2004 were approximately $205,000 and were comprised of property management fees associated with the Cyprus Building and all six of our tenant-in-common interest investments. During the year ended December 31, 2003, property management fees were approximately $7,000 and were comprised of property management fees related to our tenant-in-common interest in the Minnesota Center.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2004 were approximately $90,000 and were comprised of asset management fees associated with the Cyprus Building and all six of our tenant-in-common interest investments. During the year ended December 31, 2003, asset management fees were approximately $3,000 and were comprised of asset management fees related to our tenant-in-common interest in the Minnesota Center.

        Organization Expense.    Organization expense for the year ended December 31, 2004 was approximately $218,000 and was comprised of reimbursements to our advisor in fiscal year 2004 related to organizational costs our advisor paid on our behalf. This represents a portion of the 2.5% of gross offering proceeds paid to our advisor for reimbursement of organization and offering expenses incurred in connection with the Initial Offering. During the year ended December 31, 2003, organization expense was approximately $17,000. As of December 31, 2004, all organization expenses incurred by our advisor had been reimbursed by us.

        General & Administrative Expense.    General and administrative expense for the year ended December 31, 2004 was approximately $712,000 and was comprised of corporate general and administrative expenses including directors' and officers' insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. During the year ended December 31, 2003, these expenses totaled approximately $223,000. The lower amount in 2003 was due to less corporate activity in that fiscal year.

        Interest Income.    Interest income for the year ended December 31, 2004 was approximately $390,000 and was comprised of interest income associated with funds on deposit with banks. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the year ended December 31, 2003, we earned approximately $4,000 in interest income, a significantly lower amount than in 2004 due to the lower cash balances on deposit with banks.

        Equity in Earnings of Investments in Tenant-in-Common Interests.    Equity in earnings of investments in tenant-in-common interests for the year ended December 31, 2004 were approximately $1.4 million and were comprised of our share of equity in the earnings of all six of our tenant-in-common interests. During the year ended December 31, 2003, we owned only one tenant-in-common interest in the Minnesota Center, resulting in equity in earnings of investments in tenant-in-common interests of approximately $18,000.

Cash Flow Analysis

Fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004

        At December 31, 2005, we wholly owned 14 properties and had tenant-in-common interests in seven properties. At December 31, 2004, we wholly owned one property and had tenant-in-common interest in six properties. As a result, our cash flows for the year ended December 31, 2005 are not comparable to the cash flows for the year ended December 31, 2004. Certain cash flow items for fiscal year 2004 have been revised to conform to current presentation. See Note 17—"Revisions to Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2004 and 2003" in the Notes to the Consolidated Financial Statements.

        Cash flows provided by operating activities for the year ended December 31, 2005 were approximately $9.0 million and were primarily comprised of the net loss of approximately $5.7 million adjusted for depreciation and amortization of approximately $14.9 million. During the year ended December 31, 2004, cash flows used in operating activities were approximately $332,000. The greater amount in 2005 is primarily due to an increase in our real estate investments.

        Cash flows used in investing activities for the year ended December 31, 2005 were approximately $588.6 million and were primarily comprised of purchases of real estate totaling approximately $564.0 million. During the year ended December 31, 2004, cash flows used in investing activities were approximately $158.4 million and were comprised primarily of the purchase of tenant-in-common interest investments.

        Cash flows provided by financing activities for the year ended December 31, 2005 were approximately $682.3 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $427.7 million and proceeds from mortgages payable, net of mortgage payments of approximately $271.2 million. During the year ended December 31, 2004, cash flows provided by financing activities were approximately $179.6 million and were comprised primarily of funds received from the issuance of stock and proceeds from mortgages payable.

Fiscal year ended December 31, 2004 as compared to fiscal year ended December 31, 2003

        At December 31, 2004, we wholly owned one property and had tenant-in-common interests in six properties. At December 31, 2003, we had a tenant-in-common interest in only one property. As a result, our cash flows for the year ended December 31, 2004 are not comparable to the cash flows for the year ended December 31, 2003. Certain cash flow items for fiscal year 2003 and 2004 have been revised to conform to current presentation. See Note 17—"Revisions to Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2004 and 2003" in the Notes to the Consolidated Financial Statements.

        Cash flows used in operating activities for the year ended December 31, 2004 were approximately $332,000 and primarily comprised of the net loss of approximately $1.5 million partially offset by changes in working capital accounts of approximately $1.2 million. During the year ended December 31, 2003, cash flows used in operating activities were approximately $212,000. The lesser amount in 2003 is primarily due to fewer real estate investments and less corporate activity in that fiscal year.

        Cash flows used in investing activities for the year ended December 31, 2004 were approximately $158.4 million and were comprised of purchases of tenant-in-common interests in five properties totaling approximately $129.0 million, purchase of the Cyprus Building for approximately $20.6 million and deposits totaling approximately $7.9 made in connection with the acquisition of a tenant-in-common interest in an office building located in Atlanta, Georgia that closed on January 6, 2005, the acquisition of an office building in Denver, Colorado that closed on February 24, 2005 and rate lock deposits on future borrowings for future acquisitions. During the year ended December 31, 2003, cash flows from investing activities were approximately $6.4 million and were comprised primarily of the purchase of a tenant-in-common interest in the Minnesota Center.

        Cash flows from financing activities for the year ended December 31, 2004 were approximately $179.6 million and were comprised primarily of funds received from the issuance of stock, net of offering costs of approximately $106.9 million and proceeds from mortgage notes, net of mortgage payments of approximately $78.0 million. During the year ended December 31, 2003, cash flows from financing activities were approximately $11.5 million and were comprised primarily of funds received from the issuance of stock and proceeds from the mortgage note associated with our tenant-in-common interest in the Minnesota Center.

Liquidity and Capital Resources

        Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Current Offering and other offerings of our securities. However, there may be a delay between the sale of our shares and our purchase of properties or mortgage loan investments and receipt of income from such purchase, which could result in a delay in the benefits to our stockholders of returns generated from our operations. We expect that at least 88% of the money that stockholders invest in the Current Offering will be used to make real estate investments and approximately 2.6% of the gross proceeds of the Current Offering will be used for payment of fees and expenses related to the selection and acquisition of the investments. The remaining 9.4% will be used to pay selling commissions, dealer manager fees and organization and offering expenses. Our advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on our behalf. After a contract for the purchase of a property is executed, the property will not be purchased until the substantial completion of due diligence. During this period, we may decide to temporarily invest any unused proceeds from the Current Offering in investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

        The amount of distributions to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow. Of the amounts distributed by us in 2005, 72% represented a return of capital and 28% were distributions from the taxable earnings of real estate operations. In 2005, we made cash distributions aggregating approximately $22.4 million to our stockholders. Of this amount, approximately 28%, or $6.3 million was paid using cash generated from our operations. The remaining portion was paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.

        We used borrowings of approximately $35.4 million (the "Ashford Loan") under a loan agreement with Bear Stearns Commercial Mortgage, Inc. (the "Ashford Loan Agreement") to pay a portion of our purchase of the Ashford Perimeter. The interest rate under the loan is fixed at 5.02% per annum until January 31, 2006, and 5.3% per annum, thereafter. The Ashford Perimeter is held as collateral for the Ashford Loan. The Ashford Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last six months prior to maturity. Monthly payments of interest are required through February 2007, with monthly interest and principal payments required beginning March 1, 2007 and continuing to the maturity date. Prepayment, in whole or in part, is permitted from and after the third payment date prior to the maturity date, provided that at least thirty days' prior written notice is given. The Ashford Loan Agreement has a seven-year term. As of December 31, 2005, our outstanding principal balance under the Ashford Loan was approximately $35.4 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $9.6 million (the "Alamo Loan") under a loan agreement (the "Alamo Loan Agreement") with Citigroup Global Markets Realty Corporation to pay a portion of our undivided 30.583629% tenant-in-common interest in the Alamo Plaza. The remaining tenant-in-common interests in the Alamo Plaza were acquired by various investors who purchased their interests in a private offering sponsored by our affiliate, Behringer Harvard Holdings. Each tenant-in-common investor, including us, is a party to the Alamo Loan Agreement. The total borrowings of all tenant-in-common interest holders under the Alamo Property Loan Agreement were $31.5 million. The interest rate under the Alamo Loan Agreement is fixed at 5.395% per annum. The Alamo Plaza is held as collateral for the Alamo Loan. Certain obligations under the Alamo Loan are guaranteed by Mr. Behringer and Behringer Harvard Holdings. The Alamo Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows for prepayment of the entire outstanding principal with no prepayment fee during the last six months prior to maturity. The Alamo Loan Agreement has a ten-year term. As of December 31, 2005, our outstanding principal balance under the Alamo Loan was approximately $9.6 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $20.0 million (the "Utah Avenue Loan") under a loan agreement (the "Utah Avenue Loan Agreement") with Greenwich Capital Financial Products, Inc. to pay a portion of our purchase price of the Utah Avenue Building. The interest rate under the Utah Avenue Loan is fixed at 5.54% per annum. Monthly payments of interest only are required, with monthly interest and principal payments required beginning June 6, 2010 and continuing to the maturity date. The Utah Avenue Building is held as collateral for the Utah Avenue Loan. The Utah Avenue Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days' prior written notice is given. The Utah Avenue Loan Agreement has a ten-year term. As of December 31, 2005, our outstanding principal balance under the Utah Avenue Loan was approximately $20.0 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $12.6 million (the "Downtown Plaza Loan") under a loan agreement (the "Downtown Plaza Loan Agreement") with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of Downtown Plaza. The interest rate under the Downtown Plaza Loan is fixed at 5.367% per annum. Monthly payments of interest only are required, with monthly interest and principal payments required beginning July 2010 and continuing to the maturity date. Downtown Plaza is held as collateral for the Downtown Plaza Loan. The Downtown Plaza Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days' prior written notice is given. The Downtown Plaza Loan Agreement has a ten-year term. As of December 31, 2005, our outstanding principal balance under the Downtown Plaza Loan was approximately $12.6 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $58.3 million (the "Lawson Commons Loan") under a loan agreement (the "Lawson Commons Loan Agreement") with Bear Stearns Commercial Mortgage, Inc. Lawson Commons is held as collateral for the Lawson Commons Loan Agreement. The interest rate under the loan is fixed at 5.528% per annum. Monthly payments of interest are required through August 2010, with monthly payments of approximately $332,000 required beginning September 2010 and continuing to the maturity date. The Lawson Commons Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days' prior written notice is given. The Lawson Commons Loan Agreement has a ten-year term. As of December 31, 2005, our outstanding principal balance under the Lawson Commons Loan was approximately $58.3 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $70.8 million (the "Western Office Portfolio Loan") under a loan agreement (the "Western Office Portfolio Loan Agreement") with JPMorgan Chase Bank, N.A. to pay a portion of our purchase price of Western Office Portfolio. The interest rate under the Western Office Loan is fixed at 5.0765% per annum, requires monthly payments of interest only through August 2010, with monthly payments of approximately $383,000 required beginning September 2010 and continuing to August 1, 2015, the maturity date. Each of the buildings in the Western Office Portfolio (Waterview, Southwest Center, Gateway 23, Gateway 22 and Gateway 12) are held as collateral for the Western Office Portfolio Loan. The Western Office Portfolio Loan Agreement requires a minimum debt coverage ratio of not less than 1.25 and allows prepayment, in whole or in part from and after the third payment date prior to the maturity date, provided that at least thirty days' prior written notice is given. The Western Office Portfolio Loan Agreement has a ten-year term. As of December 31, 2005, our outstanding principal balance under the Western Office Portfolio Loan was approximately $70.8 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $22.0 million (the "Buena Vista Loan") under a loan agreement (the "Buena Vista Loan Agreement") with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of Buena Vista Plaza. The interest rate under the Buena Vista Loan is fixed at 5.324% per annum and requires monthly payments of interest only through August 2010, with monthly payments of $122,495 required beginning September 2010 and continuing to August 1, 2015, the maturity date. Buena Vista Plaza is held as collateral for the Buena Vista Loan. The Buena Vista Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole or in part from and after the third payment date prior to the maturity date, provided that at least thirty days' prior written notice is given. The Buena Vista Loan Agreement has a ten-year term.

As of December 31, 2005, our outstanding principal balance under the Buena Vista Loan was approximately $22.0 million and we were in compliance with the debt covenants.

        We used borrowings of approximately $43.0 million (the "One Financial Loan") under a loan agreement (the "One Financial Loan Agreement") with Citigroup Global Markets Realty Corp. to pay a portion of our purchase price of One Financial Plaza. The interest rate under the One Financial Loan is fixed at 5.141% per annum and requires monthly payments of interest only through August 2010, with monthly payments of approximately $235,000 required beginning September 2010 and continuing to August 11, 2015, the maturity date. One Financial Plaza is held as collateral for the One Financial Loan. The One Financial Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days' prior written notice is given. The One Financial Loan Agreement has a ten-year term. As of December 31, 2005, our outstanding principal balance under the One Financial Loan was approximately $43.0 million and we were in compliance with the debt covenants.

        We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses plus pay a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets. Of the distributions declared in 2005, 72% represented a return of capital and 28% was distributions from the taxable earnings of real estate operations. In 2005, we made cash distributions aggregating approximately $22.4 million, respectively, to our stockholders. Of this amount, approximately 28%, or $6.3 million, was paid using cash generated from our operations. Operating cash flows are expected to increase as additional properties are added to the portfolio. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO, by quarter, for the years ended December 31, 2005 and 2004 is presented below (in thousands):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net loss	$(1,884)	$(810)	$(640)	$(2,388)	$(5,722)
Preferred stock dividends	—	—	—	—	—

Net loss allocable to common stock	(1,884)	(810)	(640)	(2,388)	(5,722)
Real estate depreciation(1)	1,380	1,573	3,353	4,438	10,744
Real estate amortization(1)	2,107	2,247	3,853	5,146	13,353

Funds from operations (FFO)	$1,603	$3,010	$6,566	$7,196	$18,375

Historical weighted average shares(2)	15,753	24,305	40,242	63,947	36,200
10% stock dividend retroactive adjustment	1,575	2,431	4,024	60	2,020

GAAP weighted average shares	17,328	26,736	44,266	64,007	38,220

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net loss	$(148)	$(226)	$(450)	$(715)	$(1,539)
Preferred stock dividends	—	—	—	—	—

Net loss allocable to common stock	(148)	(226)	(450)	(715)	(1,539)
Real estate depreciation(1)	51	101	316	629	1,097
Real estate amortization(1)	65	124	302	537	1,028

Funds from operations (FFO)	$(32)	$(1)	$168	$451	$586

Historical weighted average shares(2)	1,511	3,151	6,153	10,605	5,359
10% stock dividend retroactive adjustment	151	315	615	1,061	536

GAAP weighted average shares	1,662	3,466	6,768	11,666	5,895

(1)
This represents our proportionate share of depreciation and amortization expense of the properties we wholly own and those in which we own tenant-in-common interests. The expenses of the tenant-in-common interests are reflected in our equity in earnings from these tenant-in-common investments.

(2)
On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005, with an issue date of October 1, 2005. In accordance with FASB No. 128, "Earnings per Share," we are required to reflect the effects of the stock dividend in our weighted average shares outstanding for the periods presented in our financial statements. The historical weighted average shares above are shown without the retroactive effect of the stock dividend.

        FFO increased from approximately $0.6 million in 2004 to approximately $18.4 million in 2005. This significant increase in FFO year over year of $17.8 million is due to the significant growth in our real estate portfolio. As of December 31, 2004, we wholly owned one property and held investments in six tenant-in-common properties. As of December 31, 2005, our portfolio had grown to fourteen wholly-owned properties and investments in seven tenant-in-common properties. Although FFO in terms of absolute dollars grew dramatically in 2005, FFO as measured on a per share basis did not grow as rapidly as a result of the dilution caused by a 10% stock dividend issued on October 1, 2005 and the related retroactive adjustment required by GAAP.

        During 2004 and 2005, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term during 2006. Over the long-term, we expect that a greater percentage of our distributions will be from FFO (except to the extent of distributions from the sale of our assets). However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Off-Balance Sheet Arrangements

        On January 28, 2004, we entered into an agreement with Behringer Harvard Holdings (the "Accommodation Agreement") whereby we would provide loan guarantees to Behringer Harvard Holdings, so that Behringer Harvard Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1.0 million. Behringer Harvard Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. During February 2004, we placed $2.5 million in restricted money market accounts with lenders as security for funds advanced to Behringer Harvard Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include (1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and (2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Harvard Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We or our affiliates have the right, but not an obligation, to purchase at least a 5% interest in each project with respect to which we make a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Harvard Holdings, plus a pro rata share of the closing costs. As of December 31, 2005, we had no loan guarantees outstanding on borrowings by Behringer Harvard Holdings, and we have terminated the Accommodation Agreement as of January 1, 2006.

        We have no other off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal	$353,555	$564	$2,591	$8,367	$342,033
Interest	167,308	19,245	38,409	38,005	71,649

Total	$520,863	$19,809	$41,000	$46,372	$413,682

New Accounting Pronouncements

        Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share-Based Payment," a revision to FASB No. 123 "Accounting for Stock-Based Compensation" was issued in December 2004. The Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. This Statement is effective for us on January 1, 2006. This Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

        In March 2005, FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material effect on our financial condition, results of operations, or liquidity.

        FASB Statement No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

        EITF Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights," was ratified by the FASB in June 2005. The EITF addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The adoption of this EITF did not have a material effect on our financial condition, results of operations, or liquidity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On September 2, 2005, we retained the services of Deloitte & Touche LLP as our independent registered public accounting firm to replace our former independent registered public accounting firm, PricewaterhouseCoopers LLP. This engagement and replacement was approved by our Audit Committee. We reported this information in a Current Report on Form 8-K dated September 2, 2005. During the fiscal year, and any subsequent interim period prior to September 2, 2005, we did not consult with Deloitte & Touche LLP regarding any matters noted in Items 304(a) of Regulation S-K.

        There have been no "disagreements" within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving PricewaterhouseCoopers LLP that occurred within the fiscal year and the interim period prior to September 2, 2005. PricewaterhouseCoopers LLP's report on our financial statements for the fiscal year ended December 31, 2004 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        We provided PricewaterhouseCoopers LLP with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and PricewaterhouseCoopers LLP furnished us with a letter addressed to the Commission stating that it agrees with the statements made by us in the Current Report on Form 8-K filing, a copy of which was filed as an exhibit to the Current Report on Form 8-K.

Item 9A. Controls and Procedures.

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2005, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2005, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

        There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Beginning in 2006, we are implementing a new accounting and property management system throughout our operations. This software change will affect all aspects of our accounting and financial systems and will result in a significant change to our internal controls. While we believe these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing software changes. We expect to modify our system of internal control over financial reporting in order to address the impact of these software changes, and provide that our controls, as modified, will continue to be designed appropriately and operate effectively.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 11. Executive Compensation.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 28, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List of Documents Filed.

1.
Financial Statements

    The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

  2.
  Financial Statement Schedule

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

(c)
Financial Statement Schedule.

  We are required to file the following separate financial statements of our unconsolidated subsidiary which is filed as part of this report:

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

Behringer Harvard REIT I, Inc.
Dated: March 31, 2006	By:	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chief Executive Officer and Chairman of the Board of Directors
March 31, 2006	/s/ ROBERT S. AISNER Robert S. Aisner President, Chief Operating Officer and Director
March 31, 2006	/s/ GARY S. BRESKY Gary S. Bresky Chief Financial Officer (Principal Financial Officer)
March 31, 2006	/s/ KIMBERLY ARIANPOUR Kimberly Arianpour Chief Accounting Officer (Principal Accounting Officer)
March 31, 2006	/s/ CHARLES G. DANNIS Charles G. Dannis Director
March 31, 2006	/s/ STEVEN W. PARTRIDGE Steven W. Partridge Director
March 31, 2006	/s/ G. RONALD WITTEN G. Ronald Witten Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard REIT I, Inc.:

        We have audited the accompanying consolidated balance sheet of the Behringer Harvard REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Behringer Harvard REIT I, Inc.:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Behringer Harvard REIT I, Inc. and its subsidiaries (the "Company") at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005, except for footnote 16, as to which the date is October 1, 2005 and footnote 17, as to which the date is March 28, 2006

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
Assets
Real estate
Land	$139,235	$2,056
Buildings, net	370,196	15,500

Total real estate	509,431	17,556
Cash and cash equivalents	128,742	26,067
Restricted cash	24,964	5,447
Accounts receivable, net	3,736	—
Prepaid expenses and other assets	658	155
Loan deposits	4,156	1,800
Escrow deposits	3,015	7,894
Investments in tenant-in-common interests	141,405	133,703
Deferred financing fees, net	4,645	1,634
Lease intangibles, net	79,830	4,431
Receivables from affiliates	—	201

Total assets	$900,582	$198,888

Liabilities and stockholders' equity
Liabilities
Mortgages payable	$353,555	$82,354
Accounts payable	896	881
Payables to affiliates	618	—
Acquired below market leases, net	11,072	1,237
Dividends payable	3,979	740
Accrued liabilities	8,605	809
Subscriptions for common stock	1,054	2,946

Total liabilities	379,779	88,967
Commitments and contingencies
Minority interest	3,375	—
Stockholders' equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 67,863,168 and 13,109,282 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	7	1
Additional paid-in capital	603,452	115,626
Cumulative distributions and net loss	(86,031)	(5,706)

Total stockholders' equity	517,428	109,921

Total liabilities and stockholders' equity	$900,582	$198,888

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Rental revenue	$31,057	$130	$—

Expenses
Property operating expense	6,463	2	—
Interest	13,137	1,690	61
Rate lock extension expense (recoveries)	(525)	525	—
Real estate taxes	3,838	20	—
Property management fees	1,502	205	7
Asset management fees	1,857	90	3
Organization expenses	—	218	17
General and administrative	1,254	712	223
Depreciation and amortization	15,033	—	—

Total expenses	42,559	3,462	311

Interest income	2,665	390	4
Equity in earnings of investments in tenant-in-common interests	3,115	1,403	18

Net loss	$(5,722)	$(1,539)	$(289)

Basic and diluted weighted average shares outstanding	38,220,101	5,894,567	156,673
Basic and diluted loss per share	$(0.15)	$(0.26)	$(1.84)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Peferred Stock		Common Stock
						Cumulative Distributions and Net Loss
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Total Stockholders' Equity
Balance at January 1, 2003	—	$—	20	$—	$200	$(3)	$197
Issuance of common stock, net	—	—	821	—	7,230	—	7,230
Distributions declared on common stock ($0.18 per share)	—	—	—	—	—	(91)	(91)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3	—	25	—	25
Net loss	—	—	—	—	—	(289)	(289)

Balance at December 31, 2003	—	—	844	—	7,455	(383)	7,072
Issuance of common stock, net	—	—	12,166	1	107,182	—	107,183
Redemption of common stock	—	—	(33)	—	(332)	—	(332)
Distributions declared on common stock ($0.70 per share)	—	—	—	—	—	(3,784)	(3,784)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	132	—	1,321	—	1,321
Net loss	—	—	—	—	—	(1,539)	(1,539)

Balance at December 31, 2004	—	—	13,109	1	115,626	(5,706)	109,921
Issuance of common stock, net	—	—	48,231	4	429,054	—	429,058
Redemption of common stock	—	—	(150)	—	(1,370)	—	(1,370)
Stock dividend-10%	—	—	5,521	1	49,136	(49,137)	—
Distributions declared on common stock ($0.70 per share)	—	—	—	—	—	(25,466)	(25,466)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,152	1	11,006	—	11,007
Net loss	—	—	—	—	—	(5,722)	(5,722)

Balance at December 31, 2005	—	$—	67,863	$7	$603,452	$(86,031)	$517,428

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flows from operating activities
Net loss	$(5,722)	$(1,539)	$(289)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	14,928	—	—
Amortization of deferred financing fees	522	52	3
Equity in earnings of investments in tenant-in-common interests	(3,115)	(1,403)	(18)
Distributions from investments in tenant-in-common interests	3,115	1,403	18
Change in accounts receivable	(3,491)	—	—
Change in prepaid expenses and other assets	449	122	(77)
Addition of lease intangibles	(459)	—	—
Change in accounts payable	15	863	18
Change in accrued liabilities	2,598	370	133
Change in receivables or payables to affiliates	200	(200)	—

Cash provided by (used in) operating activities	9,040	(332)	(212)

Cash flows from investing activities
Purchases of tenant-in-common interests	(14,958)	(128,976)	(6,441)
Return of investments in tenant-in-common interests	7,256	1,634	82
Purchases of real estate	(564,025)	(20,645)	—
Escrow deposits on real estate to be acquired	4,879	(7,894)	—
Additions of property and equipment	(380)	—	—
Change in restricted cash	(21,409)	(2,500)	—

Cash used in investing activities	(588,637)	(158,381)	(6,359)

Cash flows from financing activities
Financing costs	(3,533)	(1,597)	(92)
Proceeds from mortgages payable	271,734	78,065	4,340
Payments on mortgages payable	(533)	(44)	(7)
Loan deposits on real estate to be acquired	(2,356)	(1,800)	—
Issuance of common stock	481,621	121,385	8,196
Redemptions of common stock	(1,370)	(332)	—
Offering costs	(52,563)	(14,202)	(966)
Distributions	(11,246)	(1,765)	(25)
Distributions to minority interest holders	(100)	—	—
Change in subscriptions for common stock	(1,892)	2,936	10
Change in subscription cash received	1,892	(2,936)	(10)
Change in receivables or payables to affiliates	618	(77)	76

Cash flows provided by financing activities	682,272	179,633	11,522

Net change in cash and cash equivalents	102,675	20,920	4,951
Cash and cash equivalents at beginning of year	26,067	5,147	196

Cash and cash equivalents at end of year	$128,742	$26,067	$5,147

Supplemental disclosure:
Interest paid	$11,998	$2,163	$58
Non-cash investing activities:
Property and equipment additions in accrued liabilities	$700	$—	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$11,007	$1,321	$25
Stock dividend	$49,137	$—	$—
Limited partnership units issued in purchase of real estate	$3,500	$—	$—
Stock dividend to minority interest holders	$350	$—	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

1.     Business and Organization

  Business

        Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. We acquire and operate institutional quality real estate. In particular, we focus on acquiring institutional quality office properties that have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants. We also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We are currently offering our common stock pursuant to a public offering that commenced on February 19, 2005 (the "Current Offering") and is described below.

        We commenced our initial public offering of shares of our common stock (the "Initial Offering") on February 19, 2003 and commenced operations in October 2003 upon our acceptance of initial subscriptions for 280,423 shares of common stock, which satisfied the minimum offering requirement of $2.5 million established for the Initial Offering. Prior to October 2003, we were considered a development stage entity.

        Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 ("Behringer OP I"). We own a 0.1% interest in Behringer OP I as its general partner. Substantially all of the remaining interest in Behringer OP I is held as a limited partner's interest by BHR Partners, LLC ("BHR Partners"), a Delaware limited liability company which is our wholly-owned subsidiary.

        We are externally managed and advised by Behringer Advisors LP, a Texas limited partnership that was formed in June 2002 ("Behringer Advisors"). Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

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

        On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 in respect to the Current Offering. The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed. On March 29, 2006 we filed a Post-Effective Amendment No. 1 to the Form S-3 Registration Statement to convert to a Registration Statement on Form S-11.

        The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our distribution reinvestment plan.

        As of December 31, 2005, we had 67,863,168 shares of our common stock outstanding, including a 10% stock dividend issued on October 1, 2005 and including 22,000 shares owned by Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings"). As of December 31, 2005, we had no shares of preferred stock issued and outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vested on May 27, 2005 and expire on May 27, 2009. On May 31, 2005, the independent members of the Board of Directors were granted options to purchase a total of 15,000 shares of our common stock at an exercise price of $9.10 per share under the 2005 Incentive Award Plan. These options vest on May 31, 2006 and expire on May 31, 2015. As of December 31, 2005, all 24,000 stock options were outstanding and none had been exercised. As of December 31, 2005, 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers. On May 11, 2005, our Board of Directors declared a special 10% stock dividend with an issue date of October 1, 2005 for holders on record as of September 30, 2005. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit. As of December 31, 2005, 432,586 units of limited partnership interests in Behringer OP I had been issued, which includes the 10% stock dividend issued October 1, 2005. These limited partnership interests are convertible into an equal number of shares of our common stock. The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

        We admit new stockholders pursuant to the Current Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        Our common stock is not currently listed on a national exchange. However, management anticipates listing the common stock on a national exchange or including the shares for quotation on the Nasdaq National Market System, or liquidation of our assets by 2017. Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidation) prior to 2013. In the event we do not obtain listing prior to 2017, unless a majority of the board of directors and a majority of the independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

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

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures," as amended by Emerging Issues Task Force ("EITF') 04-5 "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights."

  Real Estate

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. The estimated useful lives for lease intangibles range from 2.8 years to 10.9 years.

        Accumulated amortization associated with the lease intangibles of our wholly-owned properties was approximately $8.1 million at December 31, 2005 and was zero for the years ended December 31, 2004 and 2003.

        Anticipated amortization for each of the following five years ended December 31 is as follows (in thousands):

Lease Intangibles
2006	$14,073
2007	14,073
2008	13,440
2009	9,538
2010	5,942

        As of December 31, 2005 and 2004, accumulated depreciation and amortization related to wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

2005	Buildings and Improvements	In-Place Leases	Acquired Above-Market Leases	Acquired Below-Market Leases
Cost	$377,004	$84,300	$4,681	$(12,104)
Less: depreciation and amortization	(6,808)	(8,223)	(928)	1,032

Net	$370,196	$76,077	$3,753	$(11,072)

2004	Buildings and Improvements	In-Place Leases	Acquired Above-Market Leases	Acquired Below-Market Leases
Cost	$15,500	$4,431	$—	$(1,237)
Less: depreciation and amortization	—	—	—	—

Net	$15,500	$4,431	$—	$(1,237)

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

  Restricted Cash

        Restricted cash includes subscription proceeds that are held in escrow until investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash as of December 31, 2005 and December 31, 2004 includes $2.5 million held in restricted money market accounts as security for our guarantee of funds borrowed by Behringer Harvard Holdings. At December 31, 2005, restricted cash also included approximately $21.4 million held in restricted money market accounts for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties, as required by our lenders.

  Accounts Receivable

        Accounts receivable primarily consists of receivables from tenants related to our wholly-owned properties. Our allowance for doubtful accounts was approximately $42,000 and approximately $1,000 as of December 31, 2005 and 2004, respectively.

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets includes prepaid directors and officers insurance, as well as prepaid insurance and real estate taxes of our wholly-owned properties.

  Loan Deposits

        Loan deposits include interest rate lock deposits for future borrowings to make future acquisitions.

  Escrow Deposits

        Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

  Investments in Tenant-in-Common Interests

        Investments in tenant-in-common interests consists of our undivided tenant-in-common interests in various office buildings located in Colorado, Maryland, Minnesota, Missouri, Texas and Washington D.C. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

        We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-5. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.

  Impairments

        For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the years ended December 31, 2005, 2004, and 2003.

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization was approximately $567,000 and $55,000 as of December 31, 2005 and 2004, respectively.

  Revenue Recognition

        We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Some leases contain provisions for the tenants' payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met. We had no contingent rent for the years ended December 31, 2005, 2004 and 2003. The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2005 was $1.2 million. For the years ended December 31, 2004 and 2003 there were no straight-line rent adjustments. As discussed above, our rental revenue also includes amortization of above and below market leases.

  Offering Costs

        Our advisor funds certain organization and offering costs on our behalf. We are required to reimburse our advisor for such organization and offering costs up to 2% of the cumulative capital raised in the Current Offering. Our advisor received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering, which ended February 19, 2005. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

  Income Taxes

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, and believe that we have qualified since the year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our "REIT taxable income" to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

  Stock Based Compensation

        We have a stock-based incentive award plan for our employees, directors and consultants and employees, directors and consultants of our affiliates. We account for this plan under the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

  Concentration of Credit Risk

        At December 31, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in five financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Minority Interest

        Minority interest consists of units of limited partnership interests issued by Behringer OP I. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit. As of December 31, 2005, 432,586 units of limited partnership interests in Behringer OP I had been issued, which includes the 10% stock dividend issued October 1, 2005. These limited partnership interests are convertible into an equal number of shares of our common stock.

  Earnings per Share

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. As of December 31, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share and 15,000 shares of our common stock at $9.10 per share. As of December 31, 2005, 682,670 warrants from the Initial Offering had been issued at $12.00 per share for the benefit of participating individual broker-dealers. On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005. The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit. As of December 31, 2005, 432,586 units of limited partnership interests in Behringer OP I had been issued, which includes the 10% stock dividend issued October 1, 2005. These limited partnership interests are convertible into an equal number of shares of our common stock. These options, warrants and units of limited partnership interest were excluded from the calculation of earnings per share because the effect would be anti-dilutive for the years ended December 31, 2005, 2004 and 2003.

  Reportable Segments

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting financial and descriptive information about an enterprise's reportable segments. Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. All of our consolidated revenues for the years ended December 31, 2005 and 2004 are from our wholly-owned real estate properties. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

3.     New Accounting Pronouncements

        FASB No. 123R, "Share-Based Payment," a revision to FASB No. 123 "Accounting for Stock-Based Compensation" was issued in December 2004. The Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. This Statement is effective for us January 1, 2006. This Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

        In March 2005, FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term conditional asset retirement obligation as used in Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material effect on our financial condition, results of operations, or liquidity.

        FASB Statement No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

        EITF Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights," was ratified by the FASB in June 2005. The EITF addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The adoption of this EITF did not have a material effect on our financial condition, results of operations, or liquidity.

4.     Acquisitions

        On January 6, 2005, we acquired a six-story office building containing approximately 288,175 rentable square feet (unaudited) and a four-story parking garage located on approximately 10.6 (unaudited) acres of land in Atlanta, Georgia (the "Ashford Perimeter"). The purchase price of the Ashford Perimeter was approximately $54.0 million.

        On February 24, 2005, we acquired an undivided 30.583629% tenant-in-common interest in a sixteen-story office building containing approximately 191,154 (unaudited) rentable square feet and a four-story parking garage located on approximately 1.15 (unaudited) acres of land in Denver, Colorado (the "Alamo Plaza"). The purchase price of our tenant-in-common interest in the Alamo Plaza was approximately $14.5 million.

        On April 21, 2005, we acquired a one-story office/research and development building containing approximately 150,495 rentable square feet (unaudited) located on approximately 9.6 acres of land

(unaudited) in El Segundo, California (the "Utah Avenue Building"). The purchase price of the Utah Avenue Building was approximately $29.9 million.

        On June 10, 2005, we acquired a thirteen-story office building containing approximately 436,342 rentable square feet (unaudited) located on approximately 0.9 acres of land (unaudited) in St. Paul, Minnesota ("Lawson Commons"). The purchase price of Lawson Commons was approximately $86.6 million.

        On June 14, 2005, we acquired a six-story office building containing approximately 100,146 rentable square feet (unaudited) located on approximately 0.97 acres of land (unaudited) in Long Beach, California ("Downtown Plaza"). The purchase price for Downtown Plaza was approximately $19.7 million.

        On July 20, 2005, we acquired a portfolio of five office buildings in Texas, Oregon and California (the "Western Office Portfolio"). The purchase price for the Western Office portfolio was approximately $103.3 million. The Western Office Portfolio consists of the following office buildings:

  •
  a three-story office building containing approximately 230,061 rentable square feet (unaudited) located on approximately ten acres (unaudited) of land in Richardson, Texas ("Waterview");

  •
  a three-story office building containing approximately 88,335 rentable square feet (unaudited) located on approximately six acres of land (unaudited) in Tigard, Oregon ("Southwest Center");

  •
  a three-story office building containing approximately 71,739 rentable square feet (unaudited) located on approximately nine acres of land (unaudited) in Diamond Bar, California ("Gateway 23);

  •
  a two-story office building containing approximately 55,095 rentable square feet (unaudited) located on approximately six acres of land (unaudited) in Diamond Bar, California ("Gateway 22"); and

  •
  a two-story office building containing approximately 40,759 rentable square feet (unaudited) located on approximately two acres of land (unaudited) in Diamond Bar, California ("Gateway 12").

        On July 28, 2005, we acquired a seven-story office building containing approximately 115,130 rentable square feet (unaudited) located on approximately 1.26 acres of land (unaudited) in Burbank, California ("Buena Vista Plaza"). The purchase price for Buena Vista Plaza was approximately $41.7 million.

        On August 2, 2005, we acquired a 27-story office building containing approximately 393,902 rentable square feet (unaudited) located on approximately 1.4 acres of land (unaudited) in Minneapolis, Minnesota ("One Financial Plaza"). The purchase price for One Financial Plaza was approximately $64.2 million.

        On October 5, 2005, we acquired a 24-story office building containing approximately 334,196 rentable square feet (unaudited) with a four-level underground parking garage and an attached seven-level parking garage located on approximately 1.23 acres of land (unaudited) in Knoxville, Tennessee ("Riverview Tower"). The purchase price of Riverview Tower was approximately $42.3 million.

        On November 15, 2005, we acquired a ten-story office building containing approximately 306,563 rentable square feet (unaudited) with a five-level underground parking garage located on approximately 0.77 acres of land (unaudited) in Washington, D.C. (the "G Street Property"). The purchase price for the G Street Property was approximately $145.1 million.

5.     Investments in Tenant-In-Common Interests

        The following is a summary of our tenant-in-common interest investments as of December 31, 2005 and 2004 (in thousands):

			2005		2004
Property Name	Date Acquired	Tenant-in- Common Interest	Carrying Value of Investment	Mortgages Payable(1)	Carrying Value of Investment	Mortgages Payable(1)
Minnesota Center	10/15/03	14.467600%	$5,616	$4,237	$5,954	$4,289
Enclave on the Lake	4/12/04	36.312760%	9,767	7,107	10,293	7,209
St. Louis Place	6/30/04	35.709251%	11,491	7,028	11,937	7,110
Colorado Building	8/10/04	79.475200%	37,936	22,253	39,190	22,253
Travis Tower	10/1/04	60.430229%	33,562	22,444	34,936	22,741
Pratt Building	12/17/04	50.679950%	29,545	18,752	31,393	18,752
Alamo Plaza	2/24/05	30.583629%	13,488	9,634	—	—

Total			$141,405	$91,455	$133,703	$82,354

(1)
Each of the tenant-in-common investors, including us, is a borrower under these mortgage agreements. This amount represents our mortgage payable for our investment interest only.

        Our undivided tenant-in-common interest investments as of December 31, 2005 and 2004 consisted of our proportionate share of the combined assets and liabilities of our tenant-in-common properties as follows (in thousands):

	2005	2004
Land	$40,079	$33,080
Buildings, net	203,487	179,400
Lease intangibles, net	42,562	45,673
Cash and cash equivalents	2,007	1,201
Restricted cash	22,810	20,923
Accounts receivable and other assets	3,558	2,450

Total assets	$314,503	$282,727

Acquired below market lease intangibles, net	$4,260	$4,672
Other liabilities	6,680	6,069

Total liabilities	10,940	10,741
Equity	303,563	271,986

Total liabilities and equity	$314,503	$282,727

        In 2005, we recorded approximately $3.1 million of equity in earnings and approximately $10.4 million of distributions from our undivided tenant-in-common interest investments. In 2004, we recorded approximately $1.4 million of equity in earnings and approximately $3.0 million of distributions from our undivided tenant-in-common interest investments. In 2003, we recorded approximately $18,000 of equity in earnings and approximately $100,000 of distributions from our undivided tenant-in-common interest investments. Our equity in earnings from these tenant-in-common investments is our proportionate share of the combined earnings of our tenant-in-common interest properties for the years ended December 31, 2005, 2004 and 2003 as follows (in thousands):

	2005	2004	2003
Revenue	$42,584	$16,812	$1,393
Operating expenses:
Operating expenses	11,867	4,536	462
Property taxes	5,249	2,327	258

Total operating expenses	17,116	6,863	720

Operating income	25,468	9,949	673

Non-operating (income) expenses
Depreciation and amortization	18,823	6,190	551
(Interest income)/bank fees, net	(156)	7	(4)

Total non-operating (income) expenses	18,667	6,197	547
Net income	$6,801	$3,752	$126

Company's share of net income	$3,115	$1,403	$18

Company's share of distributions	$10,371	$3,037	$100

6.     Pro Forma (unaudited)

        The year ended December 31, 2004, was our first year of substantial operations. Therefore, the following summary presents the results of operations for the years ended December 31, 2004 and December 31, 2003 on an unaudited basis, as if the acquisition of the Cyprus Building, acquired December 16, 2004, had occurred on January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	2004	2003
	(in thousands)
Total revenues	$3,226	$3,229
Total expenses	5,922	2,812
Interest income	390	4
Equity in investments	1,403	18

Net income (loss)	$(903)	$439

Basic and diluted weighted average shares outstanding	11,003	9,076
Basic and diluted income (loss) per share	$(0.08)	$0.05

7.     Leasing Activity

        Future minimum base rental payments due to us over the next five years under non-cancelable leases in effect as of December 31, 2005, for our wholly-owned properties are as follows (in thousands):

2006	$49,165
2007	47,613
2008	43,534
2009	31,470
2010	21,545

        As of December 31, 2005, two of our tenants accounted for 10% or more of our aggregate annual rental revenues from our wholly-owned properties. Lawson Associates, Inc., an international provider of business process software solutions, leases approximately 68% of Lawson Commons and accounted for rental revenue of approximately $4.0 million, or approximately 13% of our aggregate annual rental revenues for the year ended December 31, 2005. Phelps Dodge Corporation, an international mineral and chemical producer, leases 100% of the Cyprus Building and accounted for rental revenue of approximately $3.3 million, or approximately 11% of our aggregate annual rental revenues for the year ended December 31, 2005. Our aggregate annual rental revenues do not include our proportionate share of rents from tenant-in-common interests. If our proportionate share of rents from tenant-in-common interests were included in annual rental revenues, Lawson Associates, Inc. would have accounted for 8% and Phelps Dodge Corporation would have accounted for 6% of our aggregate annual rental revenues for the year ended December 31, 2005.

8.     Mortgages Payable

        The following table sets forth our mortgages payable on wholly-owned properties and our tenant-in-common interests in properties as of December 31, 2005 and December 31, 2004:

	Balance (in thousands)
Description	December 31, 2005	December 31, 2004	Fixed Interest Rate	Maturity Date
Minnesota Center(1)	$4,237	$4,289	6.181%	11/1/2010
Enclave(1)	7,107	7,209	5.450%	5/1/2011
St. Louis Place(1)	7,028	7,110	6.078%	7/1/2011
Colorado Property(1)	22,253	22,253	6.075%	9/6/2014
Travis Tower(1)	22,444	22,741	5.434%	10/1/2014
Pratt(1)	18,752	18,752	5.285%	1/11/2015
Ashford	35,400	—	5.020%	2/1/2012
Alamo(1)	9,634	—	5.395%	3/11/2015
Utah Avenue	20,000	—	5.540%	6/15/2015
Downtown Plaza	12,650	—	5.367%	7/1/2015
Lawson Commons	58,300	—	5.528%	8/1/2015
Waterview(2)	26,750	—	5.077%	8/1/2015
Southwest Center(2)	15,375	—	5.077%	8/1/2015
Gateway 23(2)	13,000	—	5.077%	8/1/2015
Gateway 22(2)	9,750	—	5.077%	8/1/2015
Gateway 12(2)	5,875	—	5.077%	8/1/2015
Buena Vista Plaza	22,000	—	5.324%	8/1/2015
One Financial Plaza	43,000	—	5.141%	8/11/2015

	$353,555	$82,354

Each of the loans is collateralized by the building associated with that loan.

(1)
Each tenant-in-common interest holder is a borrower under this loan agreement. The remaining tenant-in-common interest holders acquired their interests in a private offering sponsored by our affiliate, Behringer Harvard Holdings. The amounts shown in the table represent the remaining principal outstanding for our tenant-in-common interest. Certain obligations under the loan are guaranteed by Robert M. Behringer and Behringer Harvard Holdings.

(2)
These properties are associated with the Western Office Portfolio Loan.

        On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12 million of available borrowings (the "Revolver"). The Revolver has a two-year term with the option to extend for one additional year. The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver. We can borrow, repay and reborrow again up to the available borrowing limit. The Revolver allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the London Interbank Offered Rate ("LIBOR"), or a combination of each. As of December 31, 2005, we had no outstanding borrowings under the Revolver.

        Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. At December 31, 2005 and December 31, 2004, we were in compliance with each of the debt covenants under our loan agreements.

        The following table summarizes our contractual obligations for principal payments as of December 31, 2005 (in thousands):

Mortgages Payable	Amount
2006	$564
2007	1,220
2008	1,371
2009	1,522
2010	6,845
Thereafter	342,033

Total principal balance	$353,555

9.     Stockholders' Equity

  Capitalization

        As of December 31, 2005, we had 67,863,168 shares of our common stock outstanding, including 22,000 shares owned by Behringer Harvard Holdings and the 10% stock dividend issued in 2005. On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005 to be issued on October 1, 2005. The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend. As of December 31, 2004, we had 13,109,282 shares of our common stock outstanding, including 20,000 shares owned by Behringer Harvard Holdings. As of December 31, 2005and 2004, we had no shares of preferred stock issued and outstanding. On May 27, 2004, the independent members of the Board of Directors were granted options to purchase a total of 9,000 shares of our common stock at an exercise price of $12.00 per share under our Non-Employee Director Option Plan. These options vested on May 27, 2005 and expire on May 27, 2009. On May 31, 2005, the independent members of the Board of Directors were granted options to purchase a total of 15,000 shares of our common stock at an exercise price of $9.10 per share under the 2005 Incentive Award Plan. These options vest on May 31, 2006 and expire on May 31, 2015. As of December 31, 2005, all 24,000 stock options were outstanding and none had been exercised. As of December 31, 2005 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers. As of December 31, 2004, there were 523,571 warrants from the Initial Offering issued for the benefit of participating individual broker-dealers. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit. As of December 31, 2005, 432,586 units of limited partnership interests in Behringer OP I had been issued, which includes the 10% stock dividend issued October 1, 2005. These limited partnership interests are convertible into an equal number of shares of our common stock.

  Share Redemption Program

        Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan. We redeemed approximately 149,929 shares for approximately $1.4 million in the year ended December 31, 2005. We redeemed approximately 33,152 shares for approximately $332,000 in the year ended December 31, 2004.

  Distributions

        We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share. We have a distribution reinvestment plan ("DRIP") whereby stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. In 2005, approximately $125,000 of distributions declared in connection with our limited partnership units are recorded as a reduction to minority interest. Of the amounts distributed by us in 2005, 72% represented a return of capital and 28% were distributions from the taxable earnings of real estate operations. The following are the distributions declared during the years ended December 31, 2005 and 2004 (in thousands):

2005	Total	Cash	DRIP
4th Quarter	$11,382	$5,579	$5,803
3rd Quarter	7,210	3,621	3,589
2nd Quarter	4,269	2,227	2,042
1st Quarter	2,730	1,472	1,258

	$25,591	$12,899	$12,692

2004	Total	Cash	DRIP
4th Quarter	$1,875	$1,041	$834
3rd Quarter	1,089	620	469
2nd Quarter	554	327	227
1st Quarter	266	161	105

	$3,784	$2,149	$1,635

10.   Stock Plans

        Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our employees, directors and consultants and employees, directors and consultants of our subsidiaries. The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan. As of December 31, 2005, we had issued to the independent members of the Board of Directors options to purchase 9,000 shares of our common stock at $12.00 per share as part of the Non-Employee Director Stock Option Plan and 15,000 shares of our common stock at $9.10 per share as part of the 2005 Incentive Award Plan. All of these options were anti-dilutive for the years ended December 31, 2005, 2004 and 2003.

11.   Related Party Transactions

        Certain of our affiliates received fees and compensation in connection with the Initial Offering, and in connection with the acquisition, management and sale of our assets. The following is a summary of the related party fees and compensation we incurred during the years ended December 31, 2005 and 2004 (in thousands):

for the year ended December 31, 2005	Total incurred	Total reduction of additional paid-in capital	Total capitalized to investments in tenant-in-common interests	Total capitalized to deferred financing fees	Total capitalized to real estate	Total expensed
Behringer Securities, commissions and dealer manager fees	$42,983	$42,983	$—	$—	$—	$—
Behringer Advisors, reimbursement of organization and offering expenses	9,835	9,835	—	—	—	—
Behringer Advisors, acquisition, advisory fees and expenses	16,791	—	384	—	16,407	—
HPT Management LP, property management and leasing fees	1,502	—	—	—	—	1,502
Behringer Advisors, asset management fee	1,857	—	—	—	—	1,857
Behringer Advisors, debt financing fee	2,717	—	—	2,717	—	—

Total	$75,685	$52,818	$384	$2,717	$16,407	$3,359

for the year ended December 31, 2004	Total incurred	Total reduction of additional paid-in capital	Total capitalized to investments in tenant-in-common interests	Total capitalized to deferred financing fees	Total capitalized to real estate	Total expensed
Behringer Securities, commissions and dealer manager fees	$11,379	$11,379	$—	$—	$—	$—
Behringer Advisors, reimbursement of organization and offering expenses	3,040	2,822	—	—	—	218
Behringer Advisors, acquisition, advisory fees and expenses	5,103	—	4,410	—	693	—
HPT Management LP, property management and leasing fees	205	—	—	—	—	205
Behringer Advisors, asset management fee	90	—	—	—	—	90
Behringer Advisors, debt financing fee	782	—	—	782	—	—

Total	$20,599	$14,201	$4,410	$782	$693	$513

        Behringer Securities LP ("Behringer Securities"), our affiliated dealer manager for the Offerings, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In connection with the Initial Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our distribution reinvestment plan. In connection with the Current Offering, up to 2% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee will be paid on purchases made pursuant to our distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In the year ended December 31, 2005, Behringer Securities' commissions and dealer manager fees totaled approximately $33.1 million and approximately $9.9 million, respectively and were recorded as a reduction of additional paid-in capital. In the year ended December 31, 2004, Behringer Securities' commissions and dealer manager fees totaled approximately $8.3 million and approximately $3.1 million, respectively and were recorded as a reduction of additional paid-in capital.

        Behringer Advisors, our affiliated advisor, or its affiliates, received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering. Reimbursement of organization and offering expenses incurred in connection with the Current Offering are made at the rate of 2% of gross offering proceeds; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our distribution reinvestment plan. As of December 31, 2005, approximately $11.8 million of organization and offering expenses had been incurred by Behringer Advisors on our behalf. As of December 31, 2005, organization and offering expenses reimbursable by us totaled $13.1 million, including $12.8 million reimbursed and $0.3 million of reimbursements payable. Reimbursements by us as of December 31, 2005 exceeded payments made by Behringer Advisors by approximately $1.0 million. The $1.0 million overfunding, net of the $0.3 million reimbursement payable, are included in "Payables to affiliates" on our balance sheet as of December 31, 2005. Of the approximately $13.1 million of organization and offering expenses to be reimbursed by us through December 31, 2005, approximately $12.8 million had been recorded as a reduction of additional paid-in capital and approximately $235,000 had been expensed as organizational costs. For the year ended December 31, 2005, $9.8 million of organization and offering expenses were to be reimbursed by us, of which all was recorded as a reduction of additional paid-in capital. For the year ended December 31, 2004, approximately $3.0 million of organization and offering expenses were reimbursed by us, of which approximately $2.8 million was recorded as a reduction of additional paid-in capital and approximately $218,000 was expensed as organizational costs. In the year ended December 31, 2003, we expensed approximately $17,000 as organizational costs. Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities.

        In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or their affiliates also received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage loan. In connection with the Current Offering, such fees have been reduced to 2.5% for acquisitions made on or after February 11, 2005. Behringer Advisors or their affiliates also received up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. In the year ended December 31, 2005, Behringer Advisors earned approximately $16.8 million in acquisition and advisory fees for the investments we acquired. In the year ended December 31, 2004, Behringer Advisors earned approximately $5.1 million in acquisition and advisory fees for the investments we acquired. We capitalized these fees as part of our real estate or investments in tenant-in-common interests.

        We have paid and expect to pay in the future HPT Management LP ("HPT Management"), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties. Such fees are expected to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. We incurred and expensed fees of approximately $1.5 million in the year ended December 31, 2005 for the services provided by HPT Management in connection with our real estate and tenant-in-common investments. We incurred and expensed fees of approximately $205,000 in the year ended December 31, 2004 for the services provided by HPT Management in connection with our tenant-in-common investments and other real estate investments. In the year ended December 31, 2003, we incurred and expensed fees of approximately $7,000 for the services provided by HPT Management in connection with our tenant-in-common investment.

        In connection with the Initial Offering, we have paid Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value for periods prior to March 2005. Any portion of the asset management fee may be deferred and paid in a subsequent year. In connection with the Current Offering, such fees have been increased to 0.6% of aggregate asset value for periods starting after February 2005. In the year ended December 31, 2005, we incurred and expensed approximately $1.9 million of advisor asset management fees. In the year ended December 31, 2004, we incurred and expensed approximately $90,000 of advisor asset management fees and in the year ended December 31, 2003, we incurred and expensed approximately $3,000 of advisor asset management fees.

        We pay Behringer Advisors or their affiliates a debt financing fee equal to 1% of the amount available under any debt made available to us. In the year ended December 31, 2005, we incurred approximately $2.7 million of such debt financing fees. In the year ended December 31, 2004 we incurred approximately $782,000 of such debt financing fees.

        Behringer Advisors or their affiliates will also be paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100% of their capital contributions plus (2) a 9% annual, cumulative, non-compounded return on their capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received a return of their net capital contributions and a 9% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15% of remaining net sales proceeds. Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.

        Upon listing of our common stock on a national securities exchange or inclusion for quotation on The Nasdaq Stock Market, a listing fee will be paid to Behringer Advisors equal to 15% of the amount by which the market value of our outstanding stock plus distributions we paid prior to listing exceeds the sum of (i) the total amount of capital raised from investors and (ii) a 9% annual, cumulative, non-compounded return to investors on their capital contributions. Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee will be paid to Behringer Advisors of 15% of the amount by which our appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9% annual, cumulative, non-compounded return on the capital contributed by investors. No performance fee will be paid if we have already paid or become obligated to pay Behringer Advisors a listing fee. Persons independent of us and independent of our advisor will perform such appraisal of our asset value.

        We will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to us, subject to the limitation that we will not reimburse for any amount by which the advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.

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

        At December 31, 2005 we had a payable to affiliates balance of approximately $618,000. This balance consists of commissions and dealer manager fees payable to Behringer Securities, property management fees for our wholly-owned properties due to HPT Management, partially offset by the excess organization and offering expenses paid to Behringer Advisors. At December 31, 2004 we had a receivable from affiliates balance of approximately $201,000. This balance was primarily a receivable from State Farm Life Insurance Company related to the acquisition of Enclave on the Lake. This receivable was collected in April 2005.

12.   Commitments and Contingencies

        On January 28, 2004, we entered into an agreement with Behringer Harvard Holdings (the "Accommodation Agreement") whereby we would provide loan guarantees to Behringer Harvard Holdings, so that Behringer Harvard Holdings may use such loan guarantees to secure short-term loans from lenders to fund acquisition and syndication costs related to acquiring real estate projects for tenant-in-common syndication. Each guaranty will be for a period not to exceed six months and shall be limited to no more than $1 million. Behringer Harvard Holdings must pay us a 1% fee of any loan we guarantee for each six-month period. Behringer Harvard Holdings has granted us a security interest in each purchase agreement entered into with respect to a project for which we make a guaranty. If Behringer Harvard Holdings fails to acquire such project, they shall transfer all of their rights under the purchase agreement to us and cooperate with us to obtain an extension of the purchase agreement with the seller. During February 2004, we placed $2.5 million in restricted money market accounts with lenders as security for funds to be advanced to Behringer Harvard Holdings for future loans. As of December 31, 2005 and 2004, we had no guarantees outstanding on borrowings by Behringer Harvard Holdings.

        On August 9, 2004, the Accommodation Agreement was amended and restated to include 1) options to extend the six month guaranty period for one or more additional six-month periods, with an additional 1% fee payable on the date of each extension; and 2) the option for our guarantees to include the guarantee of bridge loans. A bridge loan, as defined in the Amended and Restated Accommodation Agreement, is any loan pursuant to which Behringer Harvard Holdings acquires an interest in respect of a project, which interest is intended to be sold in a tenant-in-common offering. Each bridge guaranty is limited to no more than the obligations under the bridge loan. The term and fees associated with the bridge guarantees are the same as those of the other guarantees allowed under this agreement. We and our affiliates have the right, but not an obligation, to purchase up to a 5% interest in each project with respect to which we made a guaranty. Our purchase price for each 1% interest in a project will equal the price paid by Behringer Harvard Holdings, plus a pro rata share of the closing costs. As of January 1, 2006, we have terminated the Accommodation Agreement.

        On August 13, 2004, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. ("Rate Lock No. 1") to lock a base interest rate of 5.43% for up to $60.0 million in borrowings. On May 31, 2005, we entered into an additional Extended Rate Lock Agreement ("Rate Lock No. 2") with Bear Stearns Commercial Mortgage to lock a base interest rate of 5.11% for an additional $60.0 million in borrowings.

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

        As of December 31, 2005, we have closed loans using the entire commitment under Rate Lock No. 1 and $33.0 million under Rate Lock No. 2, leaving $27.1 million of available borrowings under Rate Lock No. 2. In connection with the closings to date under Rate Lock No. 1 and No. 2, we elected to receive refunds of     $1.4 million of previously paid extension fees.

        Extension fees in the amount of $525,000 paid though December 31, 2004 were previously expensed as "Rate lock extension fees" in our Statement of Operations. Extension payments in the amount of $450,000 for the three months ended June 30, 2005, were recorded as "Loan deposits" on our balance sheet. In the year ended December 31, 2005, the "Rate lock extension fees" previously expensed in 2004 have been refunded to us and are reflected as "Rate lock extension recoveries" in our Statement of Operations.

        On June 6, 2005, we entered into an Extended Rate Lock Agreement ("Citigroup Rate Lock No. 1") with Citigroup Global Markets, Inc. ("Citigroup") to lock a base interest rate of 4.36% for up to $50.0 million in future borrowings. Under the terms of Citigroup Rate Lock No. 1, we are required to maintain certain cash deposits with Citigroup. In addition, we are required to pay rate lock fees for every 30-day period during the 360-day term of the agreement. As of December 31, 2005, deposits and rate lock fees under Citigroup Rate Lock No. 1 totaled $1.0 million and $375,000, respectively and both are recorded as "Loan deposits" on our balance sheet. As of December 31, 2005, no loans had been closed under Citigroup Rate Lock No. 1.

        On December 28, 2005, we entered into an Extended Rate Lock Agreement (the "JPMorgan Rate Lock") with JPMorgan Chase Bank ("JPMorgan") to lock a base interest rate for up to $75.0 million in future borrowings. The base rate will be determined at the time that we enter into a loan using this agreement. As of December 31, 2005, deposits under the JPMorgan Rate Lock totaled $1.5 million and are recorded as "Loan deposits" on our balance sheet. As of December 31, 2005, no loans had been closed under the JPMorgan Rate Lock.

13.   Fair Value Disclosure of Financial Instruments

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

        The mortgages payable totaling approximately $353.6 million as of December 31, 2005 have a fair value of approximately $359.1 million based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The mortgages payable totaling approximately $82.4 million as of December 31, 2004 had a fair value of approximately $84.9 million based upon interest rates for mortgages with similar terms and remaining maturities that management believes could have been obtained as of that date.

        The fair value estimate presented herein is based on information available to our management as of December 31, 2005 and 2004. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

14.   Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$2,053	$3,687	$10,729	$14,588
Net loss	(1,884)	(810)	(640)	$(2,388)
Weighted average shares outstanding(1)	17,328	26,736	44,267	64,007
Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.01)	$(0.04)

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$130
Net loss	(148)	(226)	(450)	(715)
Weighted average shares outstanding(1)	1,662	3,466	6,768	11,665
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.07)	$(0.06)

(1)
On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005 issued October 1, 2005. The weighted average shares for each period presented reflects this adjustment.

15.   Subsequent Events

        On January 11, 2006, we acquired a single-story office building containing approximately 333,375 rentable square feet (unaudited) located on approximately 33 acres (unaudited) of land in Cherry Hill, New Jersey ("Woodcrest Center"). The purchase price of Woodcrest Center was approximately $70.0 million, excluding closing costs. We used borrowings of $50.4 million under a loan agreement with Citigroup Global Markets Realty Corp. to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering.

        On January 24, 2006, we entered into a loan agreement for $30.3 million under a loan agreement with Citigroup Global Markets Realty Corp. Riverview Tower, which we acquired on October 5, 2005, is held as collateral for this loan.

        On February 10, 2006, we acquired a forty-story office building containing approximately 1,024,627 rentable square feet (unaudited) located on approximately 2.242 acres (unaudited) of land in Fort Worth, Texas ("Burnett Plaza"). The purchase price of Burnett Plaza was approximately $177.5 million, including closing costs. We assumed borrowings of $114.2 million under a loan agreement with Bank of America to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering.

        On March 14, 2006, we acquired two three-story office building containing approximately 227,486 rentable square feet total (unaudited) located on approximately 12.1 acres (unaudited) of land in Houston, Texas ("10777 Clay Road"). The purchase price of 10777 Clay Road was approximately $25.2 million, excluding closing costs. We used borrowings of $16.3 million under a loan agreement with JP Morgan Chase Bank, N.A. to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering.

        On March 22, 2006, we sold 1,000 shares of our non-participating, non-voting, convertible stock to Behringer Advisors for $1,000.

        On March 29, 2006 we filed a Post-Effective Amendment No. 1 to the Form S-3 Registration Statement to convert the Current Offering to a Registration Statement on Form S-11.

16.   Stock Dividend

        On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005, with an issue date of October 1, 2005. In accordance with FASB No. 128, "Earnings per Share," we are required to reflect the effects of the stock dividend in our weighted average shares outstanding for each of the periods presented in our financial statements. Therefore, the earnings per share for each period presented reflects the effects of the stock dividend.

17.   Revisions to Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2004 and 2003

        Certain financial information for previous fiscal years has been revised to conform to the current year presentation. We revised the presentation of our Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption and related subtotal. In addition, we revised our Consolidated Statements of Cash flows for the year ended December 31, 2004 and 2003 to appropriately classify approximately $183,000 and $82,000, respectively, of distributions that represented a return of investment from our tenant-in-common interests accounted for using the equity method as "Cash flows from investing activities," rather than "Cash flows from operating activities." We also revised the presentation of our Consolidated Statement of Cash Flows for the year ended December 31, 2004 to appropriately classify approximately $1.5 million of distributions from our tenant-in-common interests as "Return of investments in tenant-in-common interests" rather than as "Purchase of tenant-in-common interests," both of which are included in "Cash flows from investing activities." We also revised the presentation of our Consolidated Statement of Cash Flows for the year ended December 31, 2004 to appropriately classify the use of approximately $1.8 million related to loan deposits as "Cash flows from financing activities" rather than "Cash flows from investing activities," and to appropriately classify the use of approximately $2.5 million related to restricted cash as "Cash used in investing activities" rather than "Cash used in financing activities.". These revisions to the historical presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations or the Statements of Cash Flows as originally filed.

*****

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

/s/ PricewaterhouseCoopers LLP

March 31, 2005
Dallas, Texas

The Colorado Building, Tenant-in-Common Interests
Combined Balance Sheets
(in thousands)

	as of December 31, 2005	as of December 31, 2004
	(unaudited)	(audited)
Assets
Real estate
Land	$13,328	$13,328
Building, net	29,025	30,115

Total real estate	42,353	43,443
Acquired lease intangibles, net	5,027	5,845
Cash and cash equivalents	—	60
Restricted cash	3,082	3,629
Accounts receivable, net	373	290
Prepaid expenses	22	32

Total assets	$50,857	$53,299

Liabilities and tenant-in-common interests
Accounts payable and accrued expenses	$292	$410
Accrued property tax	157	160
Acquired below market lease intangibles, net	1,409	1,745
Tenant security deposits	203	203
Prepaid rent	44	23

Total liabilities	2,105	2,541
Tenant-in-common interests	48,752	50,758

Total liabilities and tenant-in-common interests	$50,857	$53,299

The Colorado Building, Tenant-in-Common Interests
Combined Statements of Operations
(in thousands)

	Year ended December 31, 2005	Date of acquisition (August 10, 2004) through December 31, 2004
	(unaudited)	(audited)
Rental revenue	$4,778	$1,649
Operating costs and expenses:
General and operating expenses	765	322
Utilities	348	134
Real estate taxes	669	247
Depreciation and amortization	1,998	670

Total operating costs and expenses	3,780	1,373

Net income	$998	$276

The Colorado Building, Tenant-in-Common Interests
Combined Statements of Tenant-in-Common Interests
(in thousands)

Initial acquisition of tenant-in-common interests on August 10, 2004	$50,994
Distributions to tenant-in-common interests	(512)
Net income allocated to tenant-in-common interests	276

Combined tenant-in-common interests at December 31, 2004	$50,758

Distributions to tenant-in-common interests	(3,004)
Net income allocated to tenant-in-common interests	998

Combined tenant-in-common interests at December 31, 2005	$48,752

The Colorado Building, Tenant-in-Common Interests
Combined Statements of Cash Flows
(in thousands)

	Year ended December 31, 2005	Date of acquisition (August 10, 2004) through December 31, 2004
	(unaudited)	(audited)
Cash flows from operating activities:
Net income	$998	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,813	582
Bad debt expense (recovery)	(17)	17
Changes in assets and liabilities:
Accounts receivable	(66)	(306)
Prepaid expenses	10	137
Addition of lease intangibles	(104)	—
Accounts payable and accrued liabilities	(100)	(301)

Net cash provided by operating activities	2,534	405

Cash flows from investing activities:
Purchase of Colorado tenant-in-common interests	—	(50,994)
Additions to real estate	(137)	(99)
Change in restricted cash	547	266

Net cash provided by (used in) investing activities	410	(50,827)

Cash flows from financing activities:
Contributions from tenants-in-common	—	50,994
Distributions to tenants-in-common	(3,004)	(512)

Net cash provided by (used in) financing activities	(3,004)	50,482

Net change in cash and cash equivalents	(60)	60
Cash and cash equivalents, beginning of period	60	—

Cash and cash equivalents, end of period	$—	$60

The Colorado Building Tenant-in-Common Interests
Notes to Combined Financial Statements

1.     Organization

        On August 10, 2004, several unrelated parties acquired an undivided 100% tenant-in-common interest in an office building in Washington D.C. (the "Colorado Building"). Behringer Harvard REIT I, Inc. (the "REIT") acquired a 79.4752% tenant-in-common interest and the remaining 20.5248% tenant-in-common interest was acquired by several unaffiliated persons. These combined financial statements represent 100% of the combined tenant-in-common-interests in the Colorado Building for the period from August 10, 2004 through December 31, 2004 and are being presented to satisfy certain of reporting requirements of the REIT.

        The tenant-in-common interest holders acquired the Colorado Building at a cost of approximately $51.0 million which was funded by approximately $23.0 million in cash and $28.0 million in borrowings by the individual tenant-in-common interest holders. The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

Land	$13,328
Building	30,459
Lease intangibles, net	4,303
Cash and restricted cash	3,896
Miscellaneous other assets and liabilities	(992)

Real estate, net	$50,994

        The tenant-in-common interest holders have entered into a tenant-in-common agreement (the "TIC Agreement") under which each of the tenants-in-common are each obligated to pay their pro-rata share of any future cash contributions required in connection with the ownership, operation, management and maintenance of the Colorado Building. Additionally, all tenant-in-common interest holders must approve certain major decisions relating to the Colorado Building including the sale, exchange, lease, release, any loans or modifications of any loans collateralized by the Colorado Building, the approval of the property management agreement and any extension, renewal or modification thereof. Each tenant-in-common interest holder may sell, transfer, convey, pledge, encumber or hypothecate its undivided interest in the Colorado Building or any part thereof, provided that any transferee shall take such interest subject to the Colorado Building TIC Agreement. Under the Colorado Building TIC agreement all income, expenses, losses, liabilities and cash flows from the Colorado Building are allocated to the tenants-in-common in proportion to their undivided interests in the property.

        The tenant-in-common interest holders have also individually entered into a property asset and management agreement (the "Management Agreement") with one of our affiliates.

        These combined financial statements exclude the $28 million of borrowings (the "Colorado Building Loan") with Greenwich Capital Financial Products, Inc. (the "Lender"), which was used to partially fund the cost of the Colorado Building, and the related interest expense, which is the obligation of the individual tenant-in-common interest holders. These combined financial statements also exclude property and asset management fees expense as the Management Agreement is the responsibility of the individual tenant-in-common interest holders and not of the combined tenant-in-common interests.

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

        The total value of identified real estate intangible assets acquired were further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on an evaluation of the specific characteristics of the tenants' leases and the overall relationship with the tenants. The aggregate value for tenant improvements and leasing commissions were based on estimates of these costs incurred at acquisition of the acquired leases, amortized through the date of acquisition. The aggregate value of the in-place leases acquired and tenant relationships were determined by applying a fair value model. The estimates of fair value of the in-place leases included an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, the Colorado Building included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up periods based on current market conditions. The estimates of fair value of the tenant relationships also included costs to execute similar leases including leasing commissions, legal fees and tenant improvements, as well as an estimate of the likelihood of renewal as determined by the management on a tenant-by-tenant basis.

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

        Real estate is stated at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, impairment losses on long-lived assets used in operations will be recorded when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows, without interest charges to be generated by those assets are less than the carrying amounts of those assets. The property is reviewed periodically to determine if its carrying costs will be recovered from future operating cash flows. In cases where the carrying costs are not expected to be recovered, an impairment loss will be recognized.

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

  Rental Revenue

        Rental income is recognized on a straight-line basis over the term of the leases as earned. Tenant reimbursement income represents operating costs passed through to tenants and is recorded as earned. Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the lease agreements. The aggregate net rental revenue increase resulting from straight-line adjustments was approximately $93,000 for the year ended December 31, 2005 and approximately $76,000 for the period from August 10, 2004 (date of acquisition) through December 31, 2004.

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

  Commitments and Contingencies

        From time to time, the tenant-in-common interest may be exposed to litigation arising from operations of business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the combined financial condition or results of operations.

  Risks and Uncertainties

        The tenants-in-common are exposed to the impact in the creditworthiness of our tenants. These risks are managed by regularly evaluating the risk exposure, and taking the appropriate measures to mitigate the risks.

  New Accounting Pronouncements

        FASB Statement No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on the financial condition, results of operations, or liquidity of the Colorado Building.

3.     Depreciation and Amortization

        The following table provides information related to the accumulated depreciation and amortization of the Colorado Building (in thousands).

2005 (unaudited)	Buildings and Improvements	Acquired Above-Market and In-Place Leases	Acquired Below-Market Leases
Cost	$30,657	$6,264	$(1,857)
Less: depreciation and amortization	(1,632)	(1,237)	448

Net	$29,025	$5,027	$(1,409)

2004 (audited)	Buildings and Improvements	Acquired Above-Market and In-Place Leases	Acquired Below-Market Leases
Cost	$30,520	$6,160	$(1,857)
Less: depreciation and amortization	(405)	(315)	112

Net	$30,115	$5,845	$(1,745)

        Depreciation expense for the year ended December 31, 2005 was approximately $1.2 million. Depreciation expense for the period from August 10, 2004 (date of acquisition) through December 31, 2004 was approximately $405,000. Amortization (accretion) of intangibles of approximately $771,000 and ($184,000) is included in depreciation and amortization and rental income, respectively, on the accompanying combined statement of operations for the year ended December 31, 2005. Amortization (accretion) of intangibles of approximately $256,000 and ($61,000) is included in depreciation and amortization and rental income, respectively, on the accompanying combined statement of operations for the period from August 10, 2004 (date of acquisition) through December 31, 2004.

        Anticipated amortization for each of the following five years ended December 31 is as follows (in thousands):

Lease Intangibles
2006	$587
2007	587
2008	587
2009	587
2010	587

4.     Accounts Receivable

        Accounts receivable are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
	(unaudited)	(audited)
Rents and services receivable	$203	$230
Accruable rental income	170	77

	373	307
Allowance for doubtful accounts	—	(17)

Accounts receivable, net	$373	$290

        Bad debt expense (recovery) was approximately ($17,000) and $17,000 for the year ended December 31, 2005 and the period from August 10, 2004 (date of acquisition) through December 31, 2004, respectively, and each is included in general and operating expenses on the accompanying statement of operations.

5.     Leasing Activities

        The Colorado Building leases the building to tenants under operating leases with termination dates extending through the year 2018. Minimum future rentals on non-cancelable leases for tenants occupying space at December 31, 2005, excluding tenant reimbursements for increases in operating expenses, are as follows (in thousands):

2006	$4,502
2007	4,621
2008	4,061
2009	3,306
2010	1,919
Thereafter	9,344

$27,753

6.     Items not reflected in combined financial statements

        In connection with the acquisition of the Colorado Building, each tenant-in-common interest holder is party to a $28 million mortgage loan that is collateralized by each tenant-in-common interest holder's undivided interest in the Colorado Building. The mortgage loan bears interest at an annual rate of 6.075% and requires monthly interest-only payments until October 2009, at which time monthly payments of principal and interest in the amount of approximately $72,000 are required. The loan matures in 2014 and is subject to certain debt service coverage ratio requirements, with which the Colorado Building is compliant as of December 31, 2005 and 2004. Interest expense on this mortgage loan was approximately $1.7 million for the year ended December 31, 2005 and approximately $664,000 for the period ending December 31, 2004. The mortgage loan and related interest expense is not reflected in these combined financial statements as the debt is jointly and severally liable to each tenant-in-common interest holder and is not the responsibility of the combined tenant-in-common interest holders.

        Aggregate principal payments on the mortgage loan at December 31, 2005 are due as follows (in thousands):

Year ending December 31,
2006	$—
2007	—
2008	—
2009	78
2010	320
2011	340
Thereafter	27,262

$28,000

        Behringer Harvard TIC Management Services LP (the "Property Manager"), an affiliate of the REIT, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Colorado Building. Under the terms of the Management Agreement, the Property Manager receives a property management fee equal to 3.0% of the monthly gross revenues of the Colorado Building. The Management Agreement with the Property Manager shall terminate on the earlier of (i) the sale of the Colorado Building, (ii) failure by the tenants in common to renew the Management Agreement beyond December 31, 2004 and each anniversary of such date thereafter or (iii) December 31, 2025. Total management fees earned by the Property Manager for the year ended December 31, 2005 were approximately $131,000. Total management fees earned by the Property Manager from August 10, 2004 through December 31, 2004 were approximately $41,000. These fees are not reflected in the accompanying combined financial statements as the fees are the responsibility of the individual tenant-in-common interest holders.

        The Colorado Building also pays Behringer Advisors, our affiliate, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Colorado Building. Total asset management fees earned by the Property Manager for the year ended December 31, 2005 were approximately $12,000. Total asset management fees earned by Behringer Advisors during the period from August 10, 2004 through December 31, 2004 were approximately $5,000. These fees are not reflected in the accompanying combined financial statements as the fees are the responsibility of the individual tenant-in-common interest holders.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Behringer Harvard REIT I, Inc.:

        We have audited the consolidated financial statements of Behringer Harvard REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2005 and for the year then ended, and have issued our report thereon dated March 29, 2006; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion, based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Dallas, Texas
March 29, 2006

Behringer Harvard REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2005
(in thousands)

		Initial cost
				Cost capitalized subsequent to acquisition	Gross amount carried at close of period(1)
Property Name						Accumulated depreciation	Year of construction	Date acquired	Depreciable life
	Encumbrances	Land	Building
Cyprus Building Englewood, Colorado	$—	$2,056	$15,500	$46	$17,602	$622	1988	12/16/2004	25 years
Ashford Perimter Atlanta, Georgia	35,400	8,800	31,569	702	41,071	1,374	1982	1/6/2005	25 years
Utah Avenue Building El Segundo, California	20,000	16,800	6,917	41	23,758	186	1968	4/21/2005	25 years
Lawson Commons St. Paul, Minnesota	58,300	2,200	75,702	68	77,970	1,515	1999	6/10/2005	25 years
Downtown Plaza Los Angeles, California	12,650	4,610	11,874	68	16,552	243	1982	6/14/2005	25 years
Gateway 12 Diamond Bar, California	5,875	1,600	6,319	10	7,929	105	1999	7/20/2005	25 years
Gateway 22 Diamond Bar, California	9,750	3,862	7,691	17	11,570	129	1999	7/20/2005	25 years
Gateway 23 Diamond Bar, California	13,000	5,295	10,864	23	16,182	182	1999	7/20/2005	25 years
Southwest Center Tigard, Oregon	15,375	2,106	16,317	385	18,808	278	2001	7/20/2005	25 years
Waterview Richardson, Texas	26,750	2,932	28,876	26	31,834	494	1998	7/20/2005	25 years
Buena Vista Plaza Burbank, California	22,000	3,806	28,368	13	32,187	472	1991	7/28/2005	25 years
One Financial Plaza Minneapolis, Minnesota	43,000	10,689	39,482	178	50,349	662	1960	8/2/2005	25 years
Riverview Tower Knoxville, Tennessee	—	2,740	35,181	68	37,989	343	1985	10/5/2005	25 years
G Street Property Washington, D.C.	—	71,739	60,681	18	132,438	203	1969	11/15/2005	25 years

Totals	$262,100	$139,235	$375,341	$1,663	$516,239	$6,808

(1)
The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

EXHIBIT INDEX

Exhibit Number	Description
3.1.1
Sixth Articles of Amendment and Restatement (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532 filed on October 20, 2003)
3.1.2	Certificate of Correction to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on December 15, 2005)
3.1.3	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)
3.2
Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on February 11, 2003)
3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus)
4.2	Second Amended and Restated Distribution Reinvestment Plan of the Registrant, effective as of January 15, 2006 (included as Appendix C to prospectus)
4.3	Automatic Purchase Plan of the Registrant, effective as of February 11, 2005 (included as Appendix D to prospectus)
10.1.1
Form of Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on May 15, 2003)
10.1.2	Form of Amended and Restated Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on May 12, 2005)
10.2	Third Amended and Restated Advisory Agreement between the Registrant and Behringer Advisors LP (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)
10.3
Second Amended and Restated Property Management and Leasing Agreement among Registrant, Behringer Harvard Operating Partnership I LP and HPT Management Services, Inc. (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)
10.4	Reserved.
10.5
Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan (previously filed and incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 3, 2002)
10.6
Form of Option Agreement under Non-Employee Director Stock Option Plan (previously filed and incorporated by reference to Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on November 1, 2002)
10.7
Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.8
Form of Behringer Harvard REIT I, Inc. 2005 Incentive Award Stock Option Agreement (previously filed and incorporated by reference to Registrant's Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)
10.9	Reserved.
10.10
Loan Agreement with Greenwich Capital Financial Products, Inc. regarding the Minnesota Center (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)
10.11
Tenants in Common Agreement regarding the Minnesota Center (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)
10.12
Property and Asset Management Agreement regarding the Minnesota Center (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)
10.13
Tenants in Common Agreement regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.14
Deed of Trust and Security Agreement by Behringer Harvard Enclave S LP and Behringer Harvard Enclave H LP for the benefit of State Farm Life Insurance Company (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.15
Promissory Note made by Behringer Harvard Enclave S LP and Behringer Harvard Enclave H LP payable to State Farm Life Insurance Company (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.16
Form of Assumption Agreement among State Farm Life Insurance Company, Behringer Harvard Enclave S LP, Behringer Harvard Enclave H LP, and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.17
Limited Guaranty made by Robert M. Behringer regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.18
Limited Guaranty made by Behringer Harvard Holdings, LLC regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.19
Property and Asset Management Agreement regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)
10.20
Sale Agreement between Trizec Holdings, Inc. and Behringer Harvard Operating Partnership I LP regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.21
Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard St. Louis Place H, LLC and Behringer Harvard St. Louis Place S, LLC, for the benefit of Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)
10.22
Consent and Subordination of Manager by and among Behringer Harvard St. Louis Place H, LLC, Behringer Harvard St. Louis Place S, LLC and Behringer Harvard TIC Management Services LP regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)
10.23
Loan Agreement by and among Behringer Harvard St. Louis Place H, LLC, Behringer Harvard St. Louis Place S, LLC and Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)
10.24
Promissory Note made by Behringer Harvard St. Louis Place H, LLC and Behringer Harvard St. Louis Place S, LLC, payable to Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)
10.25
Loan Assumption and Ratification Agreement by and among Behringer Harvard St. Louis Place S, LLC and Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)
10.26
Guaranty of Recourse Obligations made by Behringer Harvard Holdings, LLC and Robert Behringer in favor of Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant's Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)
10.27
Purchase and Sale Agreement by and between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.28
First Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.29
Second Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.30
Third Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)

10.31	Tenants in Common Agreement regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.32
Loan Agreement with Greenwich Capital Financial Products, Inc. regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.33
Guaranty of Recourse Obligations by Behringer Harvard Holdings, LLC and Robert Behringer regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.34	Property and Asset Management Agreement regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.35
Amended and Restated Accommodation Agreement between Behringer Harvard REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)
10.36
Real Estate Purchase and Sale Agreement between AEW/McCord, L.P. and Harvard Property Trust, LLC regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
10.37
First Amendment to Purchase and Sale Agreement between AEW/McCord, L.P. and Harvard Property Trust, LLC regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
10.38
Loan Agreement between Bear Stearns Commercial Mortgage, Inc., Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
10.39
Promissory Note made by Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP to Bear Stearns Commercial Mortgage, Inc. regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
10.40
Deed of Trust and Security Agreement by Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP, as grantor, to Reno Hartfiel, as trustee for the benefit of Bear Stearns Commercial Mortgage, Inc. regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
10.41
Assignment of Leases and Rents by Behringer Harvard Travis Tower S LP and Behringer Harvard Travis Tower H LP to Bear Stearns Commercial Mortgage, Inc. regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
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
10.44
Guaranty Agreement made by Behringer Harvard REIT I, Inc. for the benefit of First American Bank, SSB regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)

10.45
Security Agreement granted by Behringer Harvard REIT I, Inc. for the benefit of First American Bank, SSB regarding the Travis Tower (previously filed and incorporated by reference to Form 8-K filed on October 7, 2004)
10.46
Purchase and Sale Agreement by and between MG-Alamo, LLC and Harvard Property Trust, LLC dated October 18, 2004, as assigned by Harvard Property Trust to Behringer Harvard REIT I, Inc. on November 4, 2004 regarding Alamo Plaza (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004, filed on November 10, 2004)
10.47
Agreement of Sale and Purchase by and between HSOV Ashford Perimeter, LLC and Harvard Property Trust, LLC dated November 4, 2004, as assigned by Harvard Property Trust to Behringer Harvard REIT I, Inc. on November 4, 2004 regarding Ashford Perimeter (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2004, filed on November 10, 2004)
10.48
Purchase and Sale Agreement by and between PERA Mineral, Inc. and Harvard Property Trust, LLC dated November 9, 2004, as assigned by Harvard Property Trust, LLC to Behringer Harvard REIT I on November 12, 2004 regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on November 18, 2004)
10.49
Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard Pratt H, LLC and the initial TIC borrowers regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.50
Promissory Note made between Behringer Harvard Pratt H, LLC and the initial TIC borrowers and Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.51
Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard Pratt H, LLC and the initial TIC borrower, as grantor, to Christopher F. Naughten as trustee for the benefit of Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.52
Assignment of Leases and Rents by Behringer Harvard Pratt H, LLC and the initial TIC borrowers to Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.53
Guaranty of Recourse Obligation made among Behringer Harvard Holdings, LLC, Behringer Harvard REIT I, Inc. and Robert Behringer for the benefit of Citigroup Global Markets Realty Corp. regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.54	Tenants in Common Agreement regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.55	Property and Asset Management Agreement regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.56
Sale Agreement between Trizec 250 W. Pratt, LLC and Behringer Harvard Operating Partnership I LP regarding the Pratt Building (previously filed and incorporated by reference to Form 8-K filed on December 22, 2004)
10.57
Credit Agreement among Bank of America, N.A. and Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and Behringer Harvard Cyprus, LLC regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)

10.58
Promissory Note made between Behringer Harvard REIT I, Inc. and Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)
10.59
Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard Cyprus, LLC, as grantor, to the Public Trustee of Arapahoe County, Colorado as trustee for the benefit of Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)
10.60
Assignment of Leases and Rents and Other Income by Behringer Harvard Cyprus, LLC to Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)
10.61
Guaranty Agreement made between Behringer Harvard Operating Partnership I LP in favor of Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)
10.62
Guaranty Agreement made between Behringer Harvard Cyprus, LLC in favor of Bank of America, N.A. regarding the Cyprus Building (previously filed and incorporated by reference to Form 8-K filed on January 5, 2005)
10.63
Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)
10.64
Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)
10.65
Promissory Note between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)
10.66
Assignment of Leases and Rents between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Ashford Perimeter H, LLC regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)
10.67
Indemnity Agreement by Behringer Harvard Ashford Perimeter H, LLC and Behringer Harvard REIT I, Inc. in favor of Bear Stearns Commercial Mortgage, Inc. regarding Ashford Perimeter (previously filed and incorporated by reference to Form 8-K filed on January 12, 2005)
10.68
Purchase and Sale Agreement by and between LBA-VIF Utah, LLC and Harvard Property Trust, LLC dated February 15, 2005 regarding the Utah Building (previously filed and incorporated by reference to Form 8-K filed on February 28, 2005)
10.69
Assignment of Purchase and Sale Agreement by Harvard Property Trust, LLC to Behringer Harvard Operating Partnership I LP dated February 22, 2005 regarding the Utah Building (previously filed and incorporated by reference to Form 8-K filed on February 28, 2005)
10.70
Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard Alamo Plaza H, LLC and Behringer Harvard Alamo Plaza S, LLC regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)

10.71
Deed of Trust, Assignment of Leases and Rents and Security Agreement between Behringer Harvard Alamo Plaza H, LLC and Behringer Harvard Alamo Plaza S, LLC and the Public Trustee of the City and County of Denver, Colorado for the benefit of Citigroup Global Markets Realty Corp. regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)
10.72
Promissory Note between Citigroup Global Markets Realty Corp. and Behringer Harvard Alamo Plaza H, LLC and Behringer Harvard Alamo Plaza S, LLC regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)
10.73
Guaranty of Recourse Obligation made by Behringer Harvard Holdings, LLC and Robert Behringer as guarantors in favor of Citigroup Global Markets Realty Corp regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)
10.74
Assignment of Leases and Rents between Citigroup Commercial Mortgage, Inc. and Behringer Harvard Alamo Plaza H, LLC regarding Alamo Plaza (previously filed and incorporated by reference to Form 8-K filed on March 2, 2005)
10.75
Purchase and Sale Agreement by and between Pacifica BP Investors I and Harvard Property Trust, LLC dated April 4, 2005 regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on April 12, 2005)
10.76
Assignment of Purchase and Sale Agreement by Harvard Property Trust, LLC to Behringer Harvard Operating Partnership I LP dated April 6, 2005 regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on April 12, 2005)
10.77
Loan Agreement between Greenwich Capital Financial Products, Inc. and Behringer Harvard Utah Avenue LP regarding the Utah Avenue Building (previously filed and incorporated by reference to Form 8-K filed on April 27, 2005)
10.78
Deed of Trust, Assignment of Leases and Rents and Security Agreement between Behringer Harvard Utah Avenue LP and Fidelity National Title Insurance Company, as trustee, for the benefit of Greenwich Capital Financial Products, Inc. regarding the Utah Avenue Building (previously filed and incorporated by reference to Form 8-K filed on April 27, 2005)
10.79
Promissory Note between Greenwich Capital Financial Products, Inc. and Behringer Harvard Utah Avenue LP regarding the Utah Avenue Building (previously filed and incorporated by reference to Form 8-K filed on April 27, 2005)
10.80
Guaranty of Recourse Obligations made by the Registrant as guarantor in favor of Greenwich Capital Financial Products, Inc. regarding the Utah Avenue Building (previously filed and incorporated by reference to Form 8-K filed on April 27, 2005)
10.81
Assignment of Leases and Rents between Greenwich Capital Financial Products, Inc. and Behringer Harvard Utah Avenue LP regarding the Utah Avenue Building (previously filed and incorporated by reference to Form 8-K filed on April 27, 2005)
10.82
Purchase/Contribution Agreement by and between Ryanco Partners Ltd. No. X and Behringer Harvard Operating Partnership I LP regarding Buena Vista Plaza (previously filed and incorporated by reference to Form 8-K filed on May 12, 2005)
10.83
Purchase and Sale Agreement by and between Rice Park Associates, LLC and Harvard Property Trust, LLC dated May 23, 2005 regarding Lawson Commons (previously filed and incorporated by reference to Form 8-K filed on May 27, 2005)
10.84
Purchase and Sale Agreement by and between Aptus Office Investments, LLC and Harvard Property Trust, LLC regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on June 17, 2005)

10.85
Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Downtown Plaza LP regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on June 20, 2005)
10.86
Promissory Note made between Behringer Harvard Downtown Plaza LP and Bear Stearns Commercial Mortgage, Inc. regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on June 20, 2005)
10.87
Deed of Trust and Security Agreement by Behringer Harvard Downtown Plaza LP, as grantor, to Ticor Title Company of California, as trustee, for the benefit of Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on June 20, 2005)
10.88
Assignment of Leases and Rents by Behringer Harvard Downtown Plaza LP to Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on June 20, 2005)
10.89
Indemnity Agreement by Behringer Harvard Downtown Plaza LP and the Registrant in favor of Bear Stearns Commercial Mortgage, Inc. regarding Downtown Plaza (previously filed and incorporated by reference to Form 8-K filed on June 20, 2005)
10.90
Purchase and Sale Agreement by and between Zeller Holdings Corporation, as trustee for Zeller-OFP Trust and Harvard Property Trust, LLC regarding One Financial Plaza (previously filed and incorporated by reference to Form 8-K filed on July 18, 2005)
10.91
Loan Agreement between JPMorgan Chase Bank, N.A. and Behringer Harvard Western Portfolio LP regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.92
Promissory Note made between Behringer Harvard Western Portfolio LP and JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.93
California Deed of Trust and Security Agreement by Behringer Harvard Western Portfolio LP, as grantor, to Fidelity National Title Insurance Company, as trustee, for the benefit of JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.94
Texas Deed of Trust and Security Agreement by Behringer Harvard Western Portfolio LP, as grantor, to Steve Hughes, as trustee, for the benefit of JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.95
Oregon Deed of Trust and Security Agreement by Behringer Harvard Western Portfolio LP, as grantor, to Fidelity National Title Insurance Company of Oregon, as trustee, for the benefit of JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.96
Texas Assignment of Leases and Rents by Behringer Harvard Western Portfolio LP to JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.97
California Assignment of Leases and Rents by Behringer Harvard Western Portfolio LP to JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)

10.98
Oregon Assignment of Leases and Rents by Behringer Harvard Western Portfolio LP to JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.99
Guaranty Agreement by the Registrant for the benefit of JPMorgan Chase Bank, N.A. regarding the Western Office Portfolio (previously filed and incorporated by reference to Form 8-K filed on July 26, 2005)
10.100
Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Buena Vista Plaza LP regarding Buena Vista Plaza (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.101
Promissory Note made between Behringer Harvard Buena Vista Plaza LP and Bear Stearns Commercial Mortgage, Inc. regarding Buena Vista Plaza (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.102
Deed of Trust and Security Agreement by Behringer Harvard Buena Vista Plaza LP, as grantor to Ticor Title Company of California, as trustee for the benefit of Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. regarding Buena Vista Plaza (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.103
Assignment of Leases and Rents by Behringer Harvard Buena Vista Plaza LP to Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. regarding Buena Vista Plaza (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.104
Indemnity Agreement by Behringer Harvard Buena Vista Plaza LP and the Registrant in favor of Bear Stearns Commercial Mortgage, Inc. regarding Buena Vista Plaza (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.105
Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Lawson Commons, LLC regarding Lawson Commons (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.106
Promissory Note made between Behringer Harvard Lawson Commons, LLC and Bear Stearns Commercial Mortgage, Inc. regarding Lawson Commons (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.107
Mortgage and Security Agreement by Behringer Harvard Lawson Commons, LLC, as borrower, for the benefit of Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. regarding Lawson Commons (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.108
Assignment of Leases and Rents by Behringer Harvard Lawson Commons, LLC to Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. regarding Lawson Commons (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.109
Indemnity Agreement by Behringer Harvard Lawson Commons, LLC and the Registrant in favor of Bear Stearns Commercial Mortgage, Inc. regarding Lawson Commons (previously filed and incorporated by reference to Form 8-K filed on August 2, 2005)
10.110
Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard One Financial, LLC regarding One Financial Plaza (previously filed and incorporated by reference to Form 8-K filed on August 8, 2005)

10.111
Promissory Note made between Behringer Harvard One Financial, LLC and Citigroup Global Markets Realty Corp. regarding One Financial Plaza (previously filed and incorporated by reference to Form 8-K filed on August 8, 2005)
10.112
Mortgage, Assignment of Leases and Rents and Security Agreement by Behringer Harvard One Financial, LLC, as borrower in favor of Citigroup Global Markets Realty Corp. regarding One Financial Plaza (previously filed and incorporated by reference to Form 8-K filed on August 8, 2005)
10.113
Assignment of Leases and Rents by Behringer Harvard One Financial, LLC in favor of Citigroup Global Markets Realty Corp. regarding One Financial Plaza (previously filed and incorporated by reference to Form 8-K filed on August 8, 2005)
10.114
Guaranty of Recourse Obligations made by the Registrant as guarantor in favor of Citigroup Global Markets Realty Corp. regarding One Financial Plaza (previously filed and incorporated by reference to Form 8-K filed on August 8, 2005)
10.115
Purchase and Sale Agreement by and between HPW Family Partnership, LLC, Lawler Family Partnership, LLC and Riverview Partners, LLC and Harvard Property Trust, LLC regarding Riverview Tower (previously filed and incorporated by reference to Form 8-K filed on September 9, 2005)
10.116
First Master Modification of Credit Agreement and Other Loan Documents, dated September 13, 2005, between Bank of America, N.A. and the Registrant, Behringer Harvard Cyprus, LLC and Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on September 19, 2005)
10.117	Purchase and Sale Agreement by and between 1325 G Street Fee LLC and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on October 28, 2005)
10.118
Office Lease between Behringer Harvard TIC Management Services LP and Behringer Harvard Holdings LLC regarding the Colorado Building (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2005, filed on November 14, 2005)
10.119
Form of Office Lease between Behringer Harvard TIC Management Services LP and Behringer Harvard Exchange Concepts LP regarding the Travis Tower (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005)
10.120
Form of Office Lease between Behringer Harvard TIC Management Services LP and Behringer Harvard Exchange Concepts LP regarding Alamo Plaza (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005)
10.121
Agreement of Sale among Woodcrest Road Associates, L.P., Woodcrest Road Urban Renewal, LLC and Owners and Harvard Property Trust, LLC d/b/a Behringer Harvard Funds (previously filed and incorporated by reference to Form 8-K filed on December 28, 2005)
10.122	Assignment of Agreement of Sale by Harvard Property Trust, LLC and Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on December 28, 2005)
10.123
Loan Agreement between Citigroup Global Markets Realty Corp. and Woodcrest Road Associates, L.P. and Woodcrest Road Urban Renewal, LLC (previously filed and incorporated by reference to Form 8-K filed on January 17, 2006)

10.124
Promissory Note made between Woodcrest Road Associates, L.P. and Woodcrest Road Urban Renewal, LLC and Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 17, 2006)
10.125
Mortgage, Assignment of Leases and Rents and Security Agreement by Woodcrest Road Associates, L.P. and Woodcrest Road Urban Renewal, LLC, as borrower in favor of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 17, 2006)
10.126
Assignment of Leases and Rents by Woodcrest Road Associates, L.P. and Woodcrest Road Urban Renewal, LLC to Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 17, 2006)
10.127
Guaranty of Recourse Obligations made by Behringer Harvard REIT I, Inc., as guarantor in favor of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K/A filed on January 31, 2006)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002