Form 10-Q
period 2006-03-31
BEHRINGER HARVARD REIT I  INC
filed 2006-05-15
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

        ☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Zip code)

(866) 655-1605

(Registrant’s telephone number, including area code)

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

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 1, 2006, Behringer Harvard REIT I, Inc. had 79,939,944 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2006

PART I
FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005

Assets
Real estate
Land	$147,127	$139,235
Buildings, net	600,113	370,196
Total real estate	747,240	509,431

Cash and cash equivalents	131,545	128,742
Restricted cash	28,088	24,964
Accounts receivable, net	4,962	3,736
Prepaid expenses and other assets	1,783	658
Loan deposits	5,176	4,156
Escrow deposits	4,559	3,015
Investments in tenant-in-common interests	140,149	141,405
Deferred financing fees, net	6,967	4,645
Lease intangibles, net	127,381	79,830
Receivables from affiliates	1,141	-
Total assets	$1,198,991	$900,582

Liabilities and stockholders' equity

Liabilities
Mortgages payable	$564,584	$353,555
Accounts payable	425	896
Payables to affiliates	1,024	618
Acquired below market leases, net	29,383	11,072
Dividends payable	4,480	3,979
Accrued liabilities	10,308	8,605
Subscriptions for common stock	2,319	1,054
Total liabilities	612,523	379,779

Commitments and contingencies

Minority interest	3,300	3,375

Stockholders' equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share; 349,999,000 shares authorized, 76,764,629 and 67,863,168 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	8	7
Additional paid-in capital	682,162	603,452
Cumulative distributions and net loss	(99,002)	(86,031)
Total stockholders' equity	583,168	517,428
Total liabilities and stockholders' equity	$1,198,991	$900,582

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands except share and per share amounts)

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Rental revenue	$22,560	$2,053

Expenses
Property operating expense	4,541	310
Interest expense	6,662	1,738
Rate lock extension expense	-	450
Real estate taxes	2,864	285
Property management fees	769	179
Asset management fees	-	175
General and administrative	353	269
Depreciation and amortization	10,062	1,594
Total expenses	25,251	5,000

Interest income	1,045	123

Equity in earnings of investments in tenant-in-common interests	1,061	940

Net loss	$(585)	$(1,884)

Basic and diluted weighted average shares outstanding	71,707,174	17,327,979

Basic and diluted loss per share	$(0.01)	$(0.11)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands)

(Unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	and Net Loss	Stockholders' Equity

Balance at January 1, 2005	-	-	13,109	1	115,626	(5,706)	109,921

Issuance of common stock, net	-	-	48,231	4	429,054	—	429,058
Redemption of common stock	-	-	(150)	-	(1,370)	—	(1,370)
Stock dividend-10%	-	-	5,521	1	49,136	(49,137)	—
Distributions declared on common stock
($0.70 per share)	-	-	-	-	-	(25,466)	(25,466)
Shares issued pursuant to Distribution
Reinvestment Plan	-	-	1,152	1	11,006	—	11,007
Net loss						(5,722)	(5,722)

Balance at December 31, 2005	-	$-	67,863	$7	$603,452	$(86,031)	$517,428

Issuance of common stock, net	-	-	8,350	1	73,213	—	73,214
Redemption of common stock	-	-	(65)	-	(563)	—	(563)
Issuance of convertible stock, net	1	-	-	-	1	—	1
Distributions declared on common stock
($0.70 per share)	-	-	-	-	-	(12,386)	(12,386)
Shares issued pursuant to Distribution		-
Reinvestment Plan	-	-	617	-	6,059	—	6,059
Net loss	-					(585)	(585)

Balance at March 31, 2006	1	$-	76,765	$8	$682,162	$(99,002)	$583,168

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months ended	Three Months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net loss	$(585)	$(1,884)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,192	1,599
Amortization of deferred financing fees	212	94
Equity in earnings of investments in
tenant-in-common interests	(1,061)	(940)
Distributions from investments in
tenant-in-common interests	1,061	940
Change in accounts receivable	(1,226)	(429)
Change in prepaid expenses and other assets	(510)	218
Addition of lease intangibles	(127)	—
Change in accounts payable	(471)	(861)
Change in accrued liabilities	(547)	732
Change in receivables or payables to affiliates	(1,417)	—
Cash provided by (used in) operating activities	4,521	(531)

Cash flows from investing activities
Purchases of tenant-in-common interests	-	(14,576)
Return of investments in tenant-in-common interests	1,256	1,409
Purchases of real estate	(160,195)	(49,539)
Escrow deposits on real estate to be acquired	(1,544)	6,644
Additions of property and equipment	(83)	(341)
Change in restricted cash	(1,859)	(4,455)
Cash used in investing activities	(162,425)	(60,858)

Cash flows from financing activities
Financing costs	(2,534)	(605)
Proceeds from mortgages payable	96,950	45,034
Payments on mortgages payable	(121)	(115)
Loan deposits on real estate to be acquired	(1,020)	—
Issuance of convertible stock	1	—
Issuance of common stock	82,598	51,223
Redemptions of common stock	(563)	—
Offering costs	(9,385)	(6,014)
Distributions	(5,826)	(1,325)
Distributions to minority interest holders	(75)	—
Change in subscriptions for common stock	1,264	1,962
Change in subscription cash received	(1,264)	(1,962)
Change in receivables or payables to affiliates	682	(1)
Cash flows provided by financing activities	160,707	88,197

Net change in cash and cash equivalents	2,803	26,808
Cash and cash equivalents at beginning of period	128,742	26,067
Cash and cash equivalents at end of period	$131,545	$52,875

Supplemental disclosure:
Interest paid	$5,822	$1,482

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$(86)	$135

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$6,059	$1,111
Mortgage note assumed in property acquisition	$114,200	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization

Behringer Harvard REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus on acquiring institutional quality office properties that have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP I”).  We own a 0.1% interest in Behringer OP I as its general partner.  Substantially all of the remaining interest in Behringer OP I is held as a limited partner’s interest by BHR Partners, LLC, a Delaware limited liability company which is our wholly-owned subsidiary (“BHR Partners”).

We are externally managed and advised by Behringer Advisors LP, a Texas limited partnership organized in June 2002 (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

2.     Public Offering

On February 19, 2003, we commenced a public offering (the “Initial Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 8,000,000 shares available pursuant to our distribution reinvestment plan (“DRIP”) and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sold pursuant to the Initial Offering.  The Initial Offering ended on February 19, 2005.

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act in connection with a second public offering of our common stock (the “Current Offering” and together with the Initial Offering, the “Offerings”).  The Registration Statement was declared effective by the Securities and Exchange Commission on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed. The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our DRIP.  On March 29, 2006 we filed a Post-Effective Amendment No. 1 to the Form S-3 Registration Statement to convert to a Registration Statement on Form S-11.  On April 7, 2006, we filed a Registration Statement on Form S-11 under the Securities Act in connection with a third public offering of our common stock (the “Third Offering”).  The Registration Statement relating to the Third Offering covers 100,000,000 shares of our common stock plus an additional 22,000,000 shares of common stock available pursuant to our DRIP.

As of March 31, 2006, we had 76,764,629 shares of our common stock outstanding, including the effect of a 10% stock dividend issued on October 1, 2005 and including 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of March 31, 2006, we had no shares of preferred stock issued and outstanding, and we had 25,500 stock options outstanding at a weighted average exercise price of $9.20, as adjusted for the 10% stock dividend, and 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers.  At March 31, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding, giving affect to the 10% stock dividend we issued October 1, 2005.   These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by stockholders

Behringer Harvard REIT I, INC.

Notes to Consolidated Financial Statements

(Unaudited)

and a 9% cumulative, non-compounded, annual return on this capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

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

Our common stock is not currently listed on a national exchange.  However, management anticipates listing the common stock on a national exchange or including the shares for quotation on the Nasdaq National Market System, or liquidating our assets, by 2017.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidating) prior to 2013.  In the event we do not obtain listing prior to 2017, unless a majority of the board of directors and a majority of the independent directors extend such date, our charter requires us to begin selling and liquidating our properties assets.

3.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders' equity as of March 31, 2006 and consolidated statements of operations and cash flows for the periods ended March 31, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our consolidated financial position as of March 31, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended March 31, 2006 and 2005.

Certain financial information for the previous fiscal year has been reclassified to conform to the current presentation with no impact on the previously reported net loss or stockholders’ equity.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R

Behringer Harvard REIT I, INC.

Notes to Consolidated Financial Statements

(Unaudited)

“Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF’) 04-5 “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with the tangible assets of our wholly-owned properties was approximately $11.6 million at March 31, 2006.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated useful lives for lease intangibles range from 2.8 years to 10.9 years.

Behringer Harvard REIT I, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated amortization associated with the lease intangibles of our wholly-owned properties was approximately $12.5 million at March 31, 2006.

Anticipated amortization associated with the lease intangibles for the period from April 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows (in thousands):

Lease
Intangibles
April 1 - December 31, 2006	$14,596
2007	19,462
2008	18,829
2009	14,078
2010	9,293

As of March 31, 2006, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$611,707	$137,194	$4,763	$(31,449)
Less: depreciation and amortization	(11,594)	(13,485)	(1,091)	2,066
Net	$600,113	$123,709	$3,672	$(29,383)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of March 31, 2006 also includes approximately $25.8 million held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants of our wholly-owned properties.  Our allowance for doubtful accounts was approximately $37,000 and $42,000 as of March 31, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid director’s and officer’s insurance, as well as prepaid insurance and real estate taxes of our wholly-owned properties.

Loan Deposits

Loan deposits include interest rate lock deposits for future borrowings to make future acquisitions.

Escrow Deposits

Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Investments in Tenant-in-Common Interests

Investments in tenant-in–common (“TIC”) interests consists of our undivided TIC interests in various office buildings located in Colorado, Maryland, Minnesota, Missouri, Texas and Washington D.C.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-5.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.  We use the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.  Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.

Investment Impairments

For our wholly-owned properties, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three months ended March 31, 2006 or 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $0.8 million and $0.6 million as of March 31, 2006 and December 31, 2005, respectively.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2006 and the three months ended March 31, 2005 was approximately $1 million and $61,000, respectively.  As discussed above, our rental revenue also includes amortization of above and below market leases.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, and believe that we have qualified since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income” to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and employees, directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the three months ended March 31, 2006, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At March 31, 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in seven financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP I.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit.  At March 31, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding, giving affect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period.  As of March 31, 2006, we had 25,500 stock options outstanding at a weighted average exercise price of $9.20, as adjusted for the 10% stock dividend issued October 1, 2005.  As of March 31, 2006, 682,670 warrants from the Initial Offering had been issued at $12.00 per share for the benefit of participating individual broker-dealers.  At March 31, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding, giving affect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest were excluded from the calculation of earnings per share because the effect would be anti-dilutive.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our wholly-owned real estate properties.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

5.     Acquisitions

On January 11, 2006, we acquired a single-story office building containing approximately 333,000 rentable square feet (unaudited) located on approximately 33 acres (unaudited) of land in Cherry Hill, New Jersey (“Woodcrest Center”).  The purchase price of Woodcrest Center was approximately $80.5 million, including closing costs.  We used borrowings of $50.4 million under a loan agreement with Citigroup Global Markets Realty Corp. to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering.

On February 10, 2006, we acquired a 40-story office building containing approximately 1,025,000 rentable square feet (unaudited) located on approximately 2.24 acres (unaudited) of land in Fort Worth, Texas (“Burnett Plaza”).  The purchase price of Burnett Plaza was approximately $177.5 million, including closing costs.  We assumed borrowings of $114.2 million under a loan agreement with Bank of America, N.A. to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering.

On March 14, 2006, we acquired two three-story office buildings containing approximately 227,000 combined rentable square feet (unaudited) located on approximately 12.1 acres (unaudited) of land in Houston, Texas (“10777 Clay Road”).  The purchase price of 10777 Clay Road was approximately $26.3 million, including closing costs.  We used borrowings of $16.3 million under a loan agreement with JP Morgan Chase Bank, N.A.  to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering.

6.     Investments in Tenant-in-Common Interests

The following is a summary of TIC interest investments as of March 31, 2006 (in thousands):

Property Name	Date Acquired	TIC Interest	Carrying Value of Investment	Mortgages Payable (1)
Minnesota Center	10/15/03	14.467600%	$5,564	$4,224
Enclave on the Lake	04/12/04	36.312760%	9,620	7,080
St. Louis Place	06/30/04	35.709251%	11,396	7,005
Colorado Building	08/10/04	79.475200%	37,637	22,253
Travis Tower	10/01/04	60.430229%	33,446	22,386
Pratt Building	12/17/04	50.679950%	29,262	18,752
Alamo Plaza	02/24/05	30.583629%	13,224	9,634
Total			$140,149	$91,334

(1)           Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents the mortgage payable for our investment interest only.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our undivided TIC interest investments as of March 31, 2006 and December 31, 2005 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

	March 31, 2006	December 31, 2005
Land	$40,079	$40,079
Buildings, net	203,000	203,487
Lease intangibles, net	40,185	42,562
Cash and cash equivalents	1,844	2,007
Restricted cash	22,055	22,810
Accounts receivable and other assets	4,175	3,558
Total assets	$311,338	$314,503

Acquired below market lease intangibles, net	$3,957	$4,260
Other liabilities	6,836	6,680
Total liabilities	10,793	10,940

Equity	300,545	303,563

Total liabilities and equity	$311,338	$314,503

In the three months ended March 31, 2006, we recorded approximately $1.1 million of equity in earnings and approximately $2.3 million of distributions from our undivided TIC interest investments.  In the three months ended March 31, 2005, we recorded approximately $0.9 million of equity in earnings and approximately $2.3 million of distributions from our undivided TIC interest investments.  Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the three months ended March 31, 2006 and 2005 as follows (in thousands):

	March 31, 2006	March 31, 2005
Revenue	$11,608	$10,015

Operating expenses:
Operating expenses	3,189	2,453
Property taxes	1,491	1,326
Total operating expenses	4,680	3,779

Operating income	6,928	6,236

Non-operating (income) expenses:
Depreciation and amortization	4,688	4,042
(Interest income)/bank fees, net	(70)	(20)
Total non-operating (income) expenses	4,618	4,022

Net income	$2,310	$2,214

Company’s share of net income	$1,061	$940

Company’s share of distributions	$2,317	$2,349

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.     Mortgages Payable

The following table sets forth our mortgages payable on wholly-owned properties and our TIC interests in properties at March 31, 2006 and December 31, 2005 (in thousands):

	Balance (in thousands)		Fixed Interest	Maturity
Description	March 31, 2006	December 31, 2005	Rate	Date
Minnesota Center (1)	$4,224	$4,237	6.181%	11/1/2010
Enclave (1)	7,080	7,107	5.450%	5/1/2011
St. Louis Place (1)	7,005	7,028	6.078%	7/1/2011
Colorado Property (1)	22,253	22,253	6.075%	9/6/2014
Travis Tower (1)	22,386	22,444	5.434%	10/1/2014
Pratt (1)	18,752	18,752	5.285%	1/11/2015
Ashford	35,400	35,400	5.020%	2/1/2012
Alamo (1)	9,634	9,634	5.395%	3/11/2015
Utah Avenue	20,000	20,000	5.540%	6/15/2015
Downtown Plaza	12,650	12,650	5.367%	7/1/2015
Lawson Commons	58,300	58,300	5.528%	8/1/2015
Waterview (2)	26,750	26,750	5.077%	8/1/2015
Southwest Center (2)	15,375	15,375	5.077%	8/1/2015
Gateway 23 (2)	13,000	13,000	5.077%	8/1/2015
Gateway 22 (2)	9,750	9,750	5.077%	8/1/2015
Gateway 12 (2)	5,875	5,875	5.077%	8/1/2015
Buena Vista Plaza	22,000	22,000	5.324%	8/1/2015
One Financial Plaza	43,000	43,000	5.141%	8/11/2015
Woodcrest Center	50,400	—	5.086%	1/11/2016
Riverview Tower	30,250	—	5.485%	2/11/2016
Burnett Plaza	114,200	—	5.016%	4/1/2015
10777 Clay Road	16,300	—	5.845%	4/1/2016
	$564,584	$353,555

The named building is held as collateral for the associated loan.  As of March 31, 2006 we are in compliance with each of the debt covenants under our loan agreements.

(1)   Each TIC interest holder is a borrower under this loan agreement.  The remaining TIC interest holders acquired their interests in a private offering sponsored by our affiliate, Behringer Harvard Holdings.  The amounts shown in the table represent the remaining principal outstanding for our TIC interest.  Certain obligations under the loan are guaranteed by Robert M. Behringer and Behringer Harvard Holdings.

(2)   These properties are associated with the Western Office Portfolio Loan.

On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12 million of available borrowings (the “Revolver”).  The Revolver has a two-year term with the option to extend for one additional year.  The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver.  We can borrow, repay and reborrow again up to the available borrowing limit.  The Revolver allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the London Interbank Offered Rate, or a combination of each.  As of March 31, 2006, we had no outstanding borrowings under the Revolver.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.     Stockholders’ Equity

Capitalization

As of March 31, 2006, we had accepted subscriptions for 76,764,629 shares of our common stock, including 22,000 shares owned by Behringer Harvard Holdings.  As of March 31, 2006, we had no shares of preferred stock issued and outstanding.  As of such date, we had 25,500 stock options outstanding at a weighted average exercise price of $9.20, as adjusted for the 10% stock dividend issued October 1, 2005.  As of March 31, 2006, 682,670 warrants from the Initial Offering had been issued for the benefit of participating individual broker-dealers.  At March 31, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding, giving affect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital.  The earnings per share for the three months ended March 31, 2005 reflect the retroactive effect of the 10% stock dividend issued October 1, 2005.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  As of March 31, 2006, we have redeemed approximately 248,000 shares for approximately $2.3 million.

Incentive Award Plan

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and employees, directors and consultants of our subsidiaries.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of March 31, 2006, we had issued to the independent members of the Board of Directors options to purchase 25,500 shares of our common stock at a weighted average price of $9.20 per share, as adjusted for the 10% stock dividend issued October 1, 2005.  All of these options were anti-dilutive for the three months ended March 31, 2006 and 2005.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For the three months ended March 31, 2006, approximately $0.1 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP I limited partnership units.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following are the distributions declared during the three months ended March 31, 2006 and 2005 (in thousands):

1st Quarter	Total	Cash	DRIP
2006	$12,461	$6,201	$6,260
2005	$2,730	$1,472	$1,258

9.     Related Party Arrangements

Certain of our affiliates received fees and compensation in connection with the Initial Offering, the Current Offering and in connection with the acquisition, management and sale of our assets.  The following is a summary of the related party fees and compensation we incurred during the three months ended March 31, 2006 and 2005 (in thousands):

for the three months ended March 31, 2006	Total incurred	Total reduction of additional paid-in capital	Total capitalized to investments in tenant-in-common interests	Total capitalized to deferred financing fees	Total capitalized to real estate	Total expensed
Behringer Securities, commissions and dealer manager fees	$7,463	$7,463	$-	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	1,678	1,678	-	-	-	-

Behringer Advisors, acquisition, advisory fees and expenses	8,018	-	-	-	8,018	-

HPT Management, property management and leasing fees	662	-	-	-	-	662

Behringer Advisors, debt financing fee	2,112	-	-	2,112	-	-
Total	$19,933	$9,141	$-	$2,112	$8,018	$662

for the three months ended March 31, 2005	Total incurred	Total reduction of additional paid-in capital	Total capitalized to investments in tenant-in-common interests	Total capitalized to deferred financing fees	Total capitalized to real estate	Total expensed
Behringer Securities, commissions and dealer manager fees	$4,794	$4,794	$-	$-	$-	$-

Behringer Advisors, reimbursement of organization and offering expenses	1,220	1,220	-	-	-	-

Behringer Advisors, acquisition, advisory fees and expenses	2,005	-	384	-	1,621	-

HPT Management, property management and leasing fees	179	-	-	-	-	179

Behringer Advisors, asset management fee	175	-	-	-	-	175

Behringer Advisors, debt financing fee	450	-	-	450	-	-
Total	$8,823	$6,014	$384	$450	$1,621	$354

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the Offerings, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our DRIP.  In connection with the Current Offering, up to 2% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

purchases made pursuant to our DRIP.  Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  In the three months ended March 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $5.8 million and approximately $1.7 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the three months ended March 31, 2005, Behringer Securities’ commissions and dealer manager fees totaled approximately $3.6 million and approximately $1.2 million, respectively, and were recorded as a reduction of additional paid-in capital.

Behringer Advisors, our affiliated advisor, or its affiliates, received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering.  Reimbursement of organization and offering expenses incurred in connection with the Current Offering are made at the rate of 2% of gross offering proceeds; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  As of March 31, 2006, approximately $14.6 million of organization and offering expenses had been incurred by Behringer Advisors on our behalf.  As of March 31, 2006, organization and offering expenses reimbursable by us totaled $14.8 million.  Reimbursements by us as of March 31, 2006 exceeded payments made by Behringer Advisors by approximately $0.2 million.  The $0.2 million overfunding is included in “Payables to affiliates” on our balance sheet as of March 31, 2006.  Of the approximately $14.8 million of organization and offering expenses to be reimbursed by us through March 31, 2006, approximately $14.6 million had been recorded as a reduction of additional paid-in capital and approximately $0.2 million had been expensed as organizational costs.  For the three months ended March 31, 2006, $1.7 million of organization and offering expenses were to be reimbursed by us, of which all was recorded as a reduction of additional paid-in capital.  For the three months ended March 31, 2005, approximately $1.2 million of organization and offering expenses were reimbursed by us, of which all was recorded as a reduction of additional paid-in capital.  Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or their affiliates also received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage loan.  In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or their affiliates also received up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $8 million and $2 million in acquisition and advisory fees for the investments we acquired for the three months ended March 31, 2006 and 2005, respectively.  We capitalized these fees as part of our real estate or investments in TIC interests.

We have paid and expect to pay in the future HPT Management Services LP (“HPT Management”), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are expected to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $0.7

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

million and $0.2 million in the three months ended March 31, 2006 and 2005, respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual advisor asset management fee of 0.5% of aggregate asset value for periods prior to March 2005.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the three months ended March 31, 2006, such fees were waived by Behringer Advisors.  In the three months ended March 31, 2005, we incurred and expensed approximately $0.2 million of advisor asset management fees.

We pay Behringer Advisors or their affiliates a debt financing fee equal to 1% of the amount available under any debt made available to us.  We incurred approximately $2.1 million and $0.5 million of such debt financing fees for the three months ended March 31, 2006 and 2005, respectively.

Behringer Advisors or their affiliates is also paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3% of the sales price of each property sold, provided that such fee will be subordinated to distributions to investors from sales proceeds of an amount which, together with prior distributions to the investors, will equal (1) 100% of their capital contributions plus (2) a 9% annual, cumulative, non-compounded return on their capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after investors have received a return of their net capital contributions and a 9% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15% of remaining net sales proceeds.  Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

Upon listing of our common stock on a national securities exchange or inclusion for quotation on the Nasdaq National Market System, a listing fee will be paid to Behringer Advisors equal to 15% of the amount by which the market value of our outstanding stock plus distributions we paid prior to listing exceeds the sum of (1) the total amount of capital raised from investors and (2) a 9% annual, cumulative, non-compounded return to investors on their capital contributions.  The subordinated listing fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.  Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee will be paid to Behringer Advisors of 15% of the amount by which our appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9% annual, cumulative, non-compounded return on the capital contributed by investors.  Persons independent of us and independent of our advisor will perform such appraisal of our asset value.  No performance fee will be paid if we have already paid or become obligated to pay Behringer Advisors a listing fee.  The subordinated performance fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

We will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services   it provides to us, subject to the limitation that we will not reimburse for any amount by which the advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets, or (2)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.

At March 31, 2006, we had receivables from affiliates of approximately $1.1 million.  This balance consists primarily of the asset management fees waived by Behringer Advisors, partially offset by organization and offering expenses payable to Behringer Advisors. At March 31, 2006, we had a payable to affiliates of approximately $1 million.  This balance consists primarily of commissions payable to Behringer Securities and property management fees due to HPT Management.

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

10.  Commitments and Contingencies

On August 13, 2004, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”) to lock a base interest rate of 5.11% for $60 million in future borrowings (“Stearns Rate Lock No. 2”).  On January 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns to lock a base interest rate of 4.8895% for $100 million in future borrowings (“Stearns Rate Lock No. 4”).  As of March 31, 2006, deposits under Stearns Rate Lock No. 2 and No. 4 were $0.7 million and $2 million, respectively, and are recorded as “Loan deposits” on our balance sheet.

As of March 31, 2006, we have closed loans using $33 million under Stearns Rate Lock No. 2.  The remaining $27 million of available borrowings under Stearns Rate Lock No. 2 and $57 million of Stearns Rate Lock No. 4 was used in our April 19, 2006 acquisition of Paces West.

On December 28, 2005, we entered into an Extended Rate Lock Agreement (the “JPMorgan Rate Lock No. 1”) with JPMorgan Chase Bank (“JPMorgan”) to lock a base interest rate of 4.937% for up to $75 million in future borrowings.  As of March 31, 2006, deposits under the JPMorgan Rate Lock No. 1 totaled $1.5 million and are recorded as “Loan deposits” on our balance sheet.  As of March 31, 2006, no loans had been closed under the JPMorgan Rate Lock No. 1.

On March 16, 2006, we entered into an Extended Rate Lock Agreement (the “JPMorgan Rate Lock No. 2”) with JPMorgan to lock a base interest rate of 5.1745% for up to $50 million in future borrowings.  As of March 31, 2006, deposits under the JPMorgan Rate Lock No. 2 totaled $1 million and are recorded as “Loan deposits” on our balance sheet.  As of March 31, 2006, no loans had been closed under the JPMorgan Rate Lock No. 2.

At March 31, 2006, these locked base interest rates were lower than the available base market interest rate of 5.389%, based on 10-year treasury rates and the 10-year swap spread.

11.  Subsequent Events

On April 17, 2006, we entered into a Stock Purchase Agreement in order to acquire a 35-story office building and adjacent fitness center containing approximately 1,184,000 combined rentable square feet (unaudited) located on approximately 2.9 acres (unaudited) of land in Chicago, Illinois (“Riverside Plaza”).  The total contract purchase price for Riverside Plaza is $277.5 million, excluding closing costs.

On April 19, 2006, we acquired a 14-story and a 17-story office building containing approximately 646,000 combined rentable square feet (unaudited) located on approximately 9.2 acres (unaudited) of land in Atlanta, Georgia (“Paces West”).  The total contract purchase price of Paces West, exclusive of closing costs and initial escrows, was approximately $114.1 million.  We used borrowing of $84 million under a loan agreement with Bear Stearns Commercial Mortgage, Inc. to pay a portion of the contract purchase price and paid the remaining amount from proceeds of our offering of common stock to the public.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12.  Recently Announced Accounting Pronouncements

We adopted SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” on January 1, 2006.  The Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services.  The adoption of this Statement did not have a material effect on our financial condition, results of operations, or liquidity.

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3, on January 1, 2006.  The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this Statement did not have a material effect on our financial condition, results of operations, or liquidity.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R,” that will become effective beginning the third quarter of 2006.  FIN 46R-6 clarifies that the variability to be considered in applying FIN 46R shall be based on an analysis of the design of the variable interest entity.  The adoption of this FSP is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real-estate related investments for impairment.

Investments in Tenant-in-Common Interests

The “Investments in tenant-in-common interests” on our balance sheet consists of our undivided TIC interests in various office buildings.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

Investment Impairments

For our wholly-owned properties, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three months ended March 31, 2006 or 2005.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Overview

We acquire and operate institutional quality real estate.  In particular, we focus on acquiring institutional quality office properties that have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  We also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.  We operate as a REIT for federal and state income tax purposes.

As of March 31, 2006, we owned a portfolio of 24 properties located in California, Colorado, Georgia, Maryland, Minnesota, Missouri, New Jersey, Oregon, Tennessee, Texas, and Washington, D.C.

On February 11, 2005, our Current Offering of common stock was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share that may be distributed pursuant to our DRIP.

On April 7, 2006, we filed a Registration Statement on Form S-11 under the Securities Act in connection with the Third Offering.  The Registration Statement relating to the Third Offering covers 100,000,000 shares of our common stock plus an additional 22,000,000 shares of common stock available pursuant to our DRIP.

Results of Operations

At March 31, 2006, we had 17 wholly-owned properties and had TIC interests in seven properties.  At March 31, 2005, we had two wholly-owned properties and had TIC interests in seven properties.  Accordingly, our results of operations for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, reflect significant increases in most categories.

Three months ended March 31, 2006 as compared to three months ended March 31, 2005

Revenue. Rental revenue was from our wholly-owned properties and was approximately $22.6 million for the three months ended March 31, 2006 as compared to approximately $2.1 million for the three months ended March 31, 2005.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in rental revenue in the future as we purchase additional real estate properties.  Under the accounting policies described above, rents from properties in which we own a TIC interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the three months ended March 31, 2006 was approximately $4.5 million as compared to approximately $0.3 million for the three months ended March 31, 2005 and was comprised of property operating expense from our wholly-owned properties.  The increase in property operating expense is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, property operating expense of properties in which we own a TIC interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $6.7 million and $1.7 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Expense. There was no rate lock extension expense for the three months ended March 31, 2006.  Rate lock extension expense for the three months ended March 31, 2005 was approximately $0.5 million.  Although we may continue to enter into additional interest rate lock agreements, we do not expect to incur rate lock extension fee expense in the future.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2006 were approximately $2.9 million as compared to approximately $0.3 million for the three months ended March 31, 2005 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.  Under the accounting policies described above, real estate taxes of properties in which we own a TIC interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the three months ended March 31, 2006 were approximately $0.8 million as compared to approximately $0.2 million for the three months ended March 31, 2005, and were comprised of property management fees related to our wholly-owned real estate property and TIC interest investments.   We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were waived by Behringer Advisors for the three ended March 31, 2006 as compared to approximately $0.2 million of expense for the three months ended March 31, 2005 and were comprised of asset management fees associated with our wholly-owned properties and TIC interest investments.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2006 was approximately $0.4 million as compared to approximately $0.3 million for the three months ended March 31, 2005 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increased amount in 2006 was due to increased corporate activity in the current fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2006 was approximately $10.1 million as compared to $1.6 million for the three months ended March 31, 2005 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, depreciation and amortization expense of properties in which we own a TIC interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the year ended March 31, 2006 was approximately $1 million and was comprised of interest income associated with funds on deposits with banks.  During the year ended March 31, 2005, we earned approximately $0.1 million in interest income, a significantly lower amount than in 2006 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the three months ended March 31, 2006 was approximately $1.1 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the three months ended March 31, 2005, our equity in earnings of investments in TIC interests of approximately $0.9 million.

Cash Flow Analysis

As of March 31, 2006, we had 17 wholly-owned real estate properties and had TIC interest investments in seven real estate properties.  As of March 31, 2005, we had two wholly-owned real estate properties and had TIC interest investments in seven real estate properties.  As a result, our cash flows for the three months ended March 31, 2006 reflect significant differences from the cash flows for the three months ended March 31, 2005.

Cash flows provided by operating activities for the three months ended March 31, 2006 were approximately $4.5 million and were primarily comprised of the net loss of approximately $0.6 million, adjusted for depreciation and amortization expense of approximately $9.4 million, and changes in working capital accounts of approximately $4.3 million.  During the three months ended March 31, 2005, cash flows used in operating activities were approximately $0.5 million due to fewer real estate investments and less corporate activity.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $162.4 million and were primarily comprised of the purchases of Woodcrest Center, Burnett Plaza and 10777 Clay Road totaling approximately $160.2 million.  During the three months ended March 31, 2005, cash flows used in investing activities were approximately $60.9 million, which primarily consisted of purchases of Ashford Perimeter and a TIC interest in Alamo Plaza.

Cash flows provided by financing activities for the three months ended March 31, 2006 were approximately $160.7 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $72.7 million, and proceeds from mortgages payable, net of mortgage payments of approximately $96.8 million, partially offset by distributions of approximately $5.8 million.  During the three months ended March 31, 2005, cash flows provided by financing activities were approximately $88.2 million and were comprised primarily of funds received from issuance of stock and proceeds from the mortgage notes associated with our TIC interest investments.

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

As a result of the increasing demand on the part of institutional and global investors for institutional quality real estate located in major U.S. markets, we believe that prices paid to acquire institutional quality real estate have increased since we began accumulating our real estate portfolio.  This increase in the cost of acquired real estate results in downward pressure on current yields from such assets, which would be expected to create downward pressure on the rate of current distributions we are able to make.  We expect this trend to continue throughout 2006.  Rather than compromise the quality of our real estate portfolio we intend to maintain our objective of building a portfolio of high quality institutional real estate.  Although this strategy may result in delays in locating suitable investments, higher acquisition prices and lower returns in the short-term, we believe our portfolio’s overall long-term performance will be enhanced.  Our board of directors has and will continue to evaluate our distributions on at least a quarterly basis and depending on investment trends at the time, it may consider lowering our distribution rate for subsequent periods.

We borrowed approximately $50.4 million (the “Woodcrest Loan”) under a loan agreement (the “Woodcrest Loan Agreement”) with Citigroup Global Markets Realty Corp. to pay a portion of our purchase price of Woodcrest Center.  The interest rate under the Woodcrest Loan is fixed at 5.08585% per annum and requires monthly payments of interest only through January 2011, with monthly payments of approximately $0.3 million required beginning February 2011 and continuing to January 2016, the maturity date.  Woodcrest Center is held as collateral for the Woodcrest Loan.  The Woodcrest Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days prior written notice is given.  As of March 31, 2006, our outstanding principal balance under the Woodcrest Loan was approximately $50.4 million.

We borrowed approximately $30.3 million (the “Riverview Loan”) under a loan agreement (the “Riverview Loan Agreement”) with Citigroup Global Markets Realty Corp. in February 2006.  The interest rate under the Riverview Loan is fixed at 5.485% per annum and requires monthly payments of interest only through February 2011, with monthly payments of approximately $0.2 million required beginning March 2011 and continuing to February 2016, the maturity date.  Riverview Tower, which we acquired on October 5, 2005, is held as collateral for the Riverview Loan.  The Riverview Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days prior written notice is given.  As of March 31, 2006, our outstanding principal balance under the Riverview Loan was approximately $30.3 million.

We assumed borrowings of approximately $114.2 million (the “Burnett Loan”) under a loan agreement (the “Burnett Loan Agreement”) with Bank of America, N.A. to pay a portion of our purchase price of Burnett Plaza.  The interest rate under the Burnett Loan is fixed at 5.0163% per annum and requires monthly payments of interest only through April 2008, with monthly payments of approximately $0.6 million required beginning May 2008 and continuing to April 1, 2015, the maturity date.  Burnett Plaza is held as collateral for the Burnett Loan.  Prepayment, in whole (or in part) is not permitted under the Burnett Loan Agreement.  As of March 31, 2006, our outstanding principal balance under the Burnett Loan was approximately $114.2 million.

We borrowed approximately $16.3 million (the “10777 Clay Road Loan”) under a loan agreement (the “10777 Clay Road Loan Agreement”) with JP Morgan Chase Bank, N.A to pay a portion of our purchase price of 10777 Clay Road.  The interest rate under the 10777 Clay Road Loan is fixed at 5.845% per annum and requires monthly payments of interest only through April 2011, with monthly payments of approximately $0.1 million required beginning May 2011 and continuing to April 2016, the maturity date.  10777 Clay Road Tower is held as collateral for the 10777 Clay Road Loan.  The 10777 Clay Road Loan Agreement allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days prior written notice is given.  As of March 31, 2006, our outstanding principal balance under the 10777 Clay Road Loan was approximately $16.3 million.

We were in compliance with all material financial covenants and restrictions of our loan agreements at March 31, 2006.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact

FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three months ended March 31, 2006 and 2005 is presented below (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005

Net loss	$(585)	$(1,884)
Preferred stock dividends	-	-
Net loss allocable to common stock	(585)	(1,884)

Real estate depreciation(1)	5,815	1,380
Real estate amortization(1)	5,736	2,107

Funds from operations (FFO)	$10,966	$1,603

Historical weighted average shares (2)	71,707	15,753
10% stock dividend retroactive adjustment	-	1,575
GAAP weighted average shares	71,707	17,328

(1)           This represents our proportionate share of the depreciation and amortization expenses of the properties we wholly own and those in which we own TIC interests.  The expenses of the TIC interests are reflected in our equity in earnings from these TIC investments.

(2)           On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders of record as of September 30, 2005, with an issue date of October 1, 2005.  In accordance with SFAS 128, “Earnings per Share,” we are required to reflect the effects of the stock dividend in our weighted average shares outstanding for the periods presented in our financial statements.  The historical weighted average shares above are shown without the retroactive adjustment.

During the three months ended March 31, 2006, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term.  Over the long-term, we expect that a greater percentage of our distributions will be from FFO (except to the extent of distributions from the sale of our assets).  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

Mortgages Payable	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal	$564,584	$667	$4,182	$12,907	$546,828
Interest	264,413	30,419	60,488	59,684	113,822
Total	$828,997	$31,086	$64,670	$72,591	$660,650

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our management’s objectives with regard to interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.            Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

During the three months ended March 31, 2006, we have implemented a new accounting and property management system throughout our operations.  This software change affected all aspects of our accounting and financial systems and has resulted in a significant change to our internal controls.  While we believe these changes have improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes.  We have modified our system of internal control over financial reporting in order to address the impact of these software changes, and believe that our controls, as modified, continue to be designed appropriately and operate effectively.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.         Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

In conjunction with the Current Offering, our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  During the quarter ended March 31, 2006, we redeemed shares as follows (in thousands):

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
January 2006	-	$-	-	(1)
February 2006	65,420	$8.60	65,420	(1)
March 2006	-	$-	-	(1)

(1)     A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Unregistered Sales of Equity Securities

On March 22, 2006, we sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital.  These shares were not registered under the Securities Act and were issued in reliance on Rule 4(2) of the Securities Act.

Item 3.            Defaults upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: May 15, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)

3.2	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive and Financial Officers

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not  be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.