Form 10-Q
period 2006-06-30
BEHRINGER HARVARD REIT I  INC
filed 2006-08-14
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

None

(Former name or former address, if changed since last report)

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

Yes ☐   No ☒

As of August 1, 2006, Behringer Harvard REIT I, Inc. had 91,916,063 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2006

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Real estate
Land	$212,910	$139,235
Buildings, net	999,199	370,196
Total real estate	1,212,109	509,431

Cash and cash equivalents	36,598	128,742
Restricted cash	71,588	24,964
Accounts receivable, net	7,368	3,736
Prepaid expenses and other assets	1,982	658
Loan deposits	4,161	4,156
Escrow deposits	1,006	3,015
Investments in tenant-in-common interests	139,766	141,405
Deferred financing fees, net	11,554	4,645
Note receivable	3,000	—
Lease intangibles, net	255,832	79,830
Receivables from affiliates	8	—
Total assets	$1,744,972	$900,582

Liabilities and stockholders’ equity

Liabilities
Mortgages payable	$998,513	$353,555
Accounts payable	923	896
Payables to affiliates	2,029	618
Acquired below-market leases, net	44,336	11,072
Dividends payable	4,945	3,979
Accrued liabilities	27,198	8,605
Subscriptions for common stock	841	1,054
Total liabilities	1,078,785	379,779

Commitments and contingencies

Minority interest	3,224	3,375

Stockholders’ equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 349,999,000 shares authorized, 87,739,456 and 67,863,168 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	9	7
Additional paid-in capital	779,258	603,452
Cumulative distributions and net loss	(116,304)	(86,031)
Total stockholders’ equity	662,963	517,428
Total liabilities and stockholders’ equity	$1,744,972	$900,582

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands except share and per share amounts)

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Rental revenue	$31,892	$3,688	$54,452	$5,740

Expenses
Property operating expense	6,317	739	10,858	1,049
Interest expense	9,136	2,105	15,798	3,843
Rate lock extension expense	—	—	—	450
Real estate taxes	3,975	452	6,839	737
Property management fees	1,077	254	1,846	432
Asset management fees	1,130	218	1,130	393
General and administrative	304	412	657	682
Depreciation and amortization	15,126	1,573	25,188	3,167
Total expenses	37,065	5,753	62,316	10,753

Interest income	886	470	1,931	594

Equity in earnings of investments in tenant-in-common interests	1,248	785	2,309	1,725

Net loss	$(3,039)	$(810)	$(3,624)	$(2,694)

Basic and diluted weighted average shares outstanding	81,585,275	26,735,401	76,673,512	22,057,677

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.12)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Total
	Number	Par	Number	Par	Paid-in	and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2005	—	$—	13,109	$1	$115,626	$(5,706)	$109,921

Issuance of common stock, net	—	—	48,231	4	429,054	—	429,058
Redemption of common stock	—	—	(150)	—	(1,370)	—	(1,370)
Stock dividend-10%	—	—	5,521	1	49,136	(49,137)	—
Distributions declared on common stock	—	—	—	—	—	(25,466)	(25,466)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,152	1	11,006	—	11,007
Net loss						(5,722)	(5,722)

Balance at December 31, 2005	—	—	67,863	7	603,452	(86,031)	517,428

Issuance of common stock, net	—	—	18,755	2	164,603	—	164,605
Redemption of common stock	—	—	(195)	—	(1,668)	—	(1,668)
Issuance of convertible stock, net	1	—	—	—	1	—	1
Distributions declared on common stock	—	—	—	—	—	(26,649)	(26,649)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,316	—	12,870	—	12,870
Net loss						(3,624)	(3,624)

Balance at June 30, 2006	1	$—	87,739	$9	$779,258	$(116,304)	$662,963

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net loss	$(3,624)	$(2,694)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	23,050	3,207
Amortization of deferred financing fees	473	195
Equity in earnings of investments in tenant-in-common interests	(2,309)	(1,725)
Distributions from investments in tenant-in-common interests	2,309	1,725
Change in accounts receivable	(3,632)	(769)
Change in prepaid expenses and other assets	1,171	330
Addition of lease intangibles	(113)	—
Change in accounts payable	27	(881)
Change in accrued liabilities	10,598	608
Change in receivables or payables to affiliates	(8)	200
Cash provided by operating activities	27,942	196

Cash flows from investing activities
Purchases of tenant-in-common interests	(1,037)	(14,666)
Return of investments in tenant-in-common interests	2,676	3,387
Purchases of real estate	(741,287)	(182,582)
Escrow deposits on real estate to be acquired	2,009	(1,801)
Additions of property and equipment	(7,365)	(653)
Change in note receivable	(3,000)	—
Change in restricted cash	(46,837)	(6,442)
Cash used in investing activities	(794,841)	(202,757)

Cash flows from financing activities
Financing costs	(7,382)	(1,068)
Proceeds from mortgages payable	531,015	77,684
Payments on mortgages payable	(257)	(243)
Loan deposits on real estate to be acquired	(5)	(2,189)
Issuance of convertible stock	1	—
Issuance of common stock	187,242	177,256
Redemptions of common stock	(1,668)	(491)
Offering costs	(22,763)	(19,821)
Distributions	(12,687)	(3,258)
Distributions to minority interest holders	(151)	—
Change in subscriptions for common stock	(213)	6,907
Change in subscription cash received	213	(6,885)
Change in receivables or payables to affiliates	1,410	93
Cash provided by financing activities	674,755	227,985

Net change in cash and cash equivalents	(92,144)	25,424
Cash and cash equivalents at beginning of period	128,742	26,067
Cash and cash equivalents at end of period	$36,598	$51,491

Supplemental disclosure:
Interest paid	$14,442	$2,886

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$6,839	$58

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$12,996	$2,831
Mortgage note assumed in property acquisition	$114,200	$—

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

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act in connection with a second public offering of our common stock (the “Current Offering” and together with the Initial Offering, the “Offerings”).  The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on February 11, 2005 and extends until February 11, 2007, unless earlier terminated or fully subscribed. The Registration Statement relating to the Current Offering covers 80,000,000 shares of our common stock plus an additional 16,000,000 shares of common stock available pursuant to our DRIP.  On March 29, 2006 we filed Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 to convert to a Registration Statement on Form S-11.

On April 7, 2006, we filed a Registration Statement on Form S-11 under the Securities Act in connection with a third public offering of our common stock (the “Third Offering”). The Registration Statement relating to the Third Offering covers 100,000,000 shares of our common stock plus an additional 22,000,000 shares of common stock available pursuant to our DRIP.  The Third Offering has not yet been declared effective.

As of June 30, 2006, we had 87,739,456 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of June 30, 2006, we had no shares of preferred stock issued and outstanding, and we had 40,500 stock options outstanding at a weighted average exercise price of $9.16, as adjusted for the 10% stock dividend, and 682,670 warrants from the Initial Offering issued for the benefit of participating individual broker-dealers.  At June 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.   These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

of our common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

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

Our common stock is not currently listed on a national exchange.  However, management anticipates listing the common stock on a national exchange or including the shares for quotation on the Nasdaq National Market System, or liquidating our assets, by 2017.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidating) prior to 2013.  In the event we do not obtain listing prior to 2017, our charter requires us to begin selling and liquidating our properties assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

3.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 31, 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2006 and consolidated statements of operations and cash flows for the periods ended June 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended June 30, 2006 and 2005.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with the tangible assets of our wholly-owned properties was approximately $18.9 million at June 30, 2006.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The remaining estimated useful lives for acquired lease intangibles range from 2.5 years to 12.5 years.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated amortization associated with the acquired lease intangibles of our wholly-owned properties was approximately $19 million at June 30, 2006.

Anticipated amortization associated with the acquired lease intangibles for the period from July 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows (in thousands):

Lease
Intangibles
July 1 - December 31, 2006	$19,703
2007	39,406
2008	38,774
2009	33,542
2010	27,795

As of June 30, 2006, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$1,018,132	$259,605	$19,209	$(48,301)
Less: depreciation and amortization	(18,933)	(21,260)	(1,722)	3,965
Net	$999,199	$238,345	$17,487	$(44,336)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of June 30, 2006 also includes approximately $70.7 million held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our wholly-owned properties.  Our allowance for doubtful accounts was approximately $56,000 and $42,000 as of June 30, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid director’s and officer’s insurance, as well as prepaid insurance and real estate taxes of our wholly-owned properties.

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the six months ended June 30, 2006 or 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $1.0 million and $0.6 million as of June 30, 2006 and December 31, 2005, respectively.

Note Receivable

The note receivable represents a mortgage loan we made related to raw land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the raw land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on the anniversary date of the note.  We purchased the developed portion of the Terrace, a portion of an office park that includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2006 and

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2005 was approximately $2.2 million and $0.3 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.

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

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and employees and directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the six months ended June 30, 2006, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At June 30, 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in six financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP I to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit.  At June 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period.  As of June 30, 2006, we had 40,500 stock options outstanding at a weighted average exercise price of $9.16, as adjusted for the 10% stock dividend issued October 1, 2005.  As of June 30, 2006, we

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

had 682,670 warrants from the Initial Offering at $12.00 per share issued for the benefit of participating individual broker-dealers.  At June 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest were excluded from the calculation of earnings per share because the effect would be anti-dilutive.

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

5.     Acquisitions

The following table provides a summary of the properties we have acquired during the six months ended June 30, 2006:

			Approximate		Approximate
		Date	Rentable		Purchase Price
Property Name	Location	acquired	Square Footage	Encumbrances	(including closing costs)
			(unaudited)	(in millions)	(in millions)
Woodcrest Center	Cherry Hill, NJ	1/11/2006	333,000	$50.4	$80.5
Burnett Plaza	Fort Worth, TX	2/10/2006	1,025,000	114.2	177.5
10777 Clay Road	Houston, TX	3/14/2006	227,000	16.3	26.3
Paces West	Atlanta, GA	4/19/2006	646,000	84.0	131.3
Riverside Plaza	Chicago, IL	6/2/2006	1,184,000	202.0	301.5
The Terrace	Austin, TX	6/21/2006	619,000	131.0	172.0
600/619 Alexander Road	Princeton, NJ	6/28/2006	97,000	16.5	23.2
			4,131,000	$614.4	$912.3

6.   Investments in Tenant-in-Common Interests

The following is a summary of TIC interest investments as of June 30, 2006 (in thousands):

	Date	TIC	Carrying Value	Mortgages
Property Name	Acquired	Interest	of Investment	Payable (1)
Minnesota Center	10/15/03	14.467600%	$5,533	$4,211
Enclave on the Lake	04/12/04	36.312760%	9,471	7,054
St. Louis Place	06/30/04	35.709251%	11,214	6,984
Colorado Building	08/10/04	81.491329%	38,424	22,817
Travis Tower	10/01/04	60.430229%	33,183	22,311
Pratt Building	12/17/04	50.679950%	28,884	18,752
Alamo Plaza	02/24/05	30.583629%	13,057	9,634
Total			$139,766	$91,763

(1)                                  Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents the mortgage payable for our investment interest only.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our undivided TIC interest investments as of June 30, 2006 and December 31, 2005 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

	June 30,	December 31,
	2006	2005
Land	$40,079	$40,079
Buildings, net	201,575	203,487
Lease intangibles, net	37,892	42,562
Cash and cash equivalents	2,590	2,007
Restricted cash	21,619	22,810
Accounts receivable and other assets	4,319	3,558
Total assets	$308,074	$314,503

Acquired below market lease intangibles, net	$3,706	$4,260
Other liabilities	6,983	6,680
Total liabilities	10,689	10,940

Equity	297,385	303,563

Total liabilities and equity	$308,074	$314,503

In the six months ended June 30, 2006, we recorded approximately $2.3 million of equity in earnings and approximately $5.0 million of distributions from our undivided TIC interest investments.  In the six months ended June 30, 2005, we recorded approximately $1.7 million of equity in earnings and approximately $5.1 million of distributions from our undivided TIC interest investments.  Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the six months ended June 30, 2006 and 2005 as follows (in thousands):

	June 30,	June 30,
	2006	2005
Revenue	$23,280	$20,809

Operating expenses:
Operating expenses	6,249	5,008
Property taxes	2,904	2,570
Total operating expenses	9,153	7,578

Operating income	14,127	13,231

Non-operating (income) expenses:
Depreciation and amortization	9,333	8,920
(Interest income)/bank fees, net	(154)	339
Total non-operating (income) expenses	9,179	9,259

Net income	$4,948	$3,972

Company’s share of TIC net income	$2,309	$1,725

Company’s share of TIC distributions	$4,985	$5,112

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7.   Mortgages Payable

The following table sets forth our mortgages payable on wholly-owned properties and our TIC interests in properties at June 30, 2006 and December 31, 2005 (in thousands):

			Fixed
	Balance		Interest	Maturity
Description	June 30, 2006	December 31, 2005	Rate	Date
	(in thousands)
Minnesota Center (1)	$4,211	$4,237	6.181%	11/1/2010
Enclave (1)	7,054	7,107	5.450%	5/1/2011
St. Louis Place (1)	6,984	7,028	6.078%	7/1/2011
Colorado Property (1)	22,817	22,253	6.075%	9/6/2014
Travis Tower (1)	22,311	22,444	5.434%	10/1/2014
Pratt (1)	18,752	18,752	5.285%	1/11/2015
Ashford	35,400	35,400	5.020%	2/1/2012
Alamo (1)	9,634	9,634	5.395%	3/11/2015
Utah Avenue	20,000	20,000	5.540%	6/15/2015
Downtown Plaza	12,650	12,650	5.367%	7/1/2015
Lawson Commons	58,300	58,300	5.528%	8/1/2015
Western Office Portfolio (2)	70,750	70,750	5.077%	8/1/2015
Buena Vista Plaza	22,000	22,000	5.324%	8/1/2015
One Financial Plaza	43,000	43,000	5.141%	8/11/2015
Woodcrest Center	50,400	—	5.086%	1/11/2016
Riverview Tower	30,250	—	5.485%	2/11/2016
Burnett Plaza	114,200	—	5.016%	4/1/2015
10777 Clay Road	16,300	—	5.845%	4/1/2016
Paces West	84,000	—	5.442%	5/1/2016
Riverside Plaza (3)	202,000	—	5.75% / 6.191%	6/6/2016
The Terrace (3)	131,000	—	5.75% / 6.22302%	7/11/2016
600/619 Alexander Road	16,500	—	6.103%	7/1/2016
	$998,513	$353,555

The named buildings are held as collateral for the associated loan.  As of June 30, 2006, we are in compliance with each of the debt covenants under our loan agreements.

(1)                Each TIC interest holder is a borrower under this loan agreement.  The remaining TIC interest holders acquired their interests in a private offering sponsored by our affiliate, Behringer Harvard Holdings.  The amounts shown in the table represent the remaining principal outstanding for our TIC interest only (based upon the percentage interest in the related property).  Certain obligations under the loan are guaranteed by Robert M. Behringer and Behringer Harvard Holdings.

(2)                The Western Office Portfolio loan is associated with the following properties: Waterview, Southwest Center, Gateway 12, Gateway 22, and Gateway 23.

(3)                The Riverside Plaza loan interest rate is fixed at 5.75% through June 2008 and 6.191% thereafter.  The Terrace loan interest rate is fixed at 5.75% through July 2008 and 6.22302% thereafter.

On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12 million of available borrowings (the “Revolver”).  The Revolver has a two-year term with the option to extend for one additional year.  The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver.  We can borrow, repay and reborrow again up to the available borrowing limit.  The Revolver allows us to elect, for each advance of funds, an interest rate per annum of the

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

prime rate or an interest rate based on the London Interbank Offered Rate, or a combination of each.  As of June 30, 2006, we had no outstanding borrowings under the Revolver.

8.   Stockholders’ Equity

Capitalization

As of June 30, 2006, we had issued 87,739,456 shares of our common stock, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings.  As of June 30, 2006, we had no shares of preferred stock issued and outstanding.  As of such date, we had 40,500 stock options outstanding at a weighted average exercise price of $9.16, as adjusted for the 10% stock dividend issued October 1, 2005.  As of June 30, 2006, we had 682,670 warrants from the Initial Offering issued for the benefit of participating individual broker-dealers.  At June 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital.  The earnings per share for the three and six months ended June 30, 2005 reflect the retroactive effect of the 10% stock dividend issued October 1, 2005.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the redemption program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  As of June 30, 2006, we have redeemed approximately 378,000 shares for approximately $3.4 million.

Incentive Award Plan

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and employees and directors and consultants of our subsidiaries.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of June 30, 2006, we had issued to the independent members of the Board of Directors options to purchase 40,500 shares of our common stock at a weighted average price of $9.16 per share, as adjusted for the 10% stock dividend issued October 1, 2005.  All of these options were anti-dilutive for the six months ended June 30, 2006 and 2005.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For the six months ended June 30, 2006, approximately $0.2 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP I

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

limited partnership units.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.

The following are the distributions declared during the six months ended June 30, 2006 and 2005 (in thousands):

	Total	Cash	DRIP
2006
1st Quarter	$12,461	$6,201	$6,260
2nd Quarter	14,339	7,143	7,196
Total	$26,800	$13,344	$13,456

2005
1st Quarter	$2,730	$1,472	$1,258
2nd Quarter	4,269	2,227	2,042
Total	$6,999	$3,699	$3,300

9.   Related Party Arrangements

Certain of our affiliates received fees and compensation in connection with the Initial Offering and the Current Offering and in connection with the acquisition, management and sale of our assets.  The following is a summary of the related party fees and compensation we incurred during the six months ended June 30, 2006 and 2005 (in thousands):

			Total	Total capitalized
		Total reduction	capitalized	to real estate or
	Total	of additional	to deferred	investment in	Total
for the six months ended June 30, 2006	incurred	paid-in capital	financing fees	TIC interests	expensed
Behringer Securities, commissions and dealer manager fees	$16,713	$16,713	$—	$—	$—
Behringer Advisors, reimbursement of organization and offering expenses	3,767	3,767	—	—	—
Behringer Advisors, acquisition, advisory fees and expenses	25,418	—	—	25,418	—
HPT Management, property management and leasing fees	1,541	—	—	—	1,541
Behringer Advisors, asset management fee	1,130	—	—	—	1,130
Behringer Advisors, debt financing fee	6,447	—	6,447	—	—
Total	$55,016	$20,480	$6,447	$25,418	$2,671

			Total	Total capitalized
		Total reduction	capitalized	to real estate or
	Total	of additional	to deferred	investment in	Total
for the six months ended June 30, 2005	incurred	paid-in capital	financing fees	TIC interests	expensed
Behringer Securities, commissions and dealer manager fees	$16,080	$16,080	$—	$—	$—
Behringer Advisors, reimbursement of organization and offering expenses	3,741	3,741	—	—	—
Behringer Advisors, acquisition, advisory fees and expenses	5,896	—	—	5,896	—
HPT Management, property management and leasing fees	432	—	—	—	432
Behringer Advisors, asset management fee	393	—	—	—	393
Behringer Advisors, debt financing fee	1,360	—	1,360	—	—
Total	$27,902	$19,821	$1,360	$5,896	$825

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the Offerings, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In connection with the Initial Offering, up to 2.5% of gross proceeds before

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our DRIP.  In connection with the Current Offering, up to 2% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  In the six months ended June 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $12.9 million and approximately $3.8 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the six months ended June 30, 2005, Behringer Securities’ commissions and dealer manager fees totaled approximately $12.3 million and approximately $3.8 million, respectively, and were recorded as a reduction of additional paid-in capital.

Behringer Advisors, our affiliated advisor, or its affiliates, received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering.  Reimbursement of organization and offering expenses incurred in connection with the Current Offering are made at the rate of 2% of gross offering proceeds; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  As of June 30, 2006, approximately $17.6 million of organization and offering expenses had been incurred by Behringer Advisors on our behalf.  As of June 30, 2006, organization and offering expenses reimbursable by us totaled $17.6 million, of which $16.7 million had been reimbursed and $0.9 million had been accrued and is reflected in our payables to affiliate.  Of the approximately $17.6 million of organization and offering expenses to be reimbursed by us through June 30, 2006, approximately $17.4 million had been recorded as a reduction of additional paid-in capital and approximately $0.2 million had been expensed as organizational costs.  For the six months ended June 30, 2006, approximately $3.8 million of organization and offering expenses were reimbursed by us, of which all was recorded as a reduction of additional paid-in capital.  For the six months ended June 30, 2005, approximately $3.7 million of organization and offering expenses were reimbursed by us, of which all was recorded as a reduction of additional paid-in capital.  Behringer Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or its affiliates also received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage loan.  In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also received up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $25.4 million and $5.9 million in acquisition and advisory fees for the investments we acquired for the six months ended June 30, 2006 and 2005, respectively.  We capitalized these fees as part of our real estate or investments in TIC interests.

We have paid and expect to pay in the future HPT Management Services LP (“HPT Management”), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are expected to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $1.5 million and $0.4 million in the six months ended June 30, 2006 and 2005, respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual asset management fee of 0.5% of aggregate asset value for periods prior to March 2005.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the six months ended June 30, 2006, we incurred and expensed approximately $1.1 million of asset management fees.  Asset management fees of approximately $1.7 million were waived for the six months ended June 30, 2006, approximately $1.2 million of which was waived in respect of the three months ended March 31, 2006 and approximately $0.5 million of which was waived in respect of the three months ended June 30, 2006.  In the six months ended June 30, 2005, we incurred and expensed approximately $0.4 million of asset management fees.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount available under any debt made available to us.  We incurred approximately $6.4 million and $1.4 million of such debt financing fees for the six months ended June 30, 2006 and 2005, respectively.

Behringer Advisors or its affiliates is also paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets. This fee will not be earned or paid unless and until the investors have received total distributions (excluding the 10% stock divided) in an amount equal to or greater than the sum of the aggregate capital contributions by investors plus a 9% annual, cumulative, non-compounded, return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after investors have received a return of their net capital contributions and a 9% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15% of remaining net sales proceeds.  Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We will reimburse Behringer Advisors for all expenses it pays or incurs in connection with the services it provides to us, subject to the limitation that we will not reimburse for any amount by which the advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.

At June 30, 2006, we had a payable to affiliates of approximately $2.0 million.  This balance consists primarily of organization and offering expenses payable to Behringer Advisors and commissions payable to Behringer Securities.

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

10.   Commitments and Contingencies

On December 28, 2005, we entered into an Extended Rate Lock Agreement with JPMorgan Chase Bank (“JPMorgan”) to lock a base interest rate of 4.937% for up to $75 million in future borrowings (the “JPMorgan Rate Lock No. 1”).  As of June 30, 2006, deposits under the JPMorgan Rate Lock No. 1 totaled $1.5 million and are recorded as “Loan deposits” on our balance sheet.  As of June 30, 2006, no loans had been closed under the JPMorgan Rate Lock No. 1.

On January 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”) to lock a base interest rate of 4.8895% for $100 million in future borrowings (“Stearns Rate Lock No. 4”).  As of June 30, 2006, deposits under Stearns Rate Lock No. 4 were $0.9 million and are recorded as “Loan deposits” on our balance sheet.  As of June 30, 2006, approximately $43.0 million in future borrowing are still available under the Stearns Rate Lock No. 4.

On March 16, 2006, we entered into an Extended Rate Lock Agreement with JPMorgan to lock a base interest rate of 5.1745% for up to $50 million in future borrowings (the “JPMorgan Rate Lock No. 2”).  As of June 30, 2006, deposits under the JPMorgan Rate Lock No. 2 totaled $1 million and are recorded as “Loan deposits” on our balance sheet.  As of June 30, 2006, no loans had been closed under the JPMorgan Rate Lock No. 2.

On May 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns to lock a base interest rate of 5.6285% for $40 million in future borrowings (“Stearns Rate Lock No. 5”).  As of June 30, 2006, deposits under Stearns Rate Lock No. 5 were $0.8 million and are recorded as “Loan deposits” on our balance sheet.  As of June 30, 2006, no loans had been closed under the Stearns Rate Lock No. 5.

At June 30, 2006, these locked base interest rates were lower than the available estimated base market interest rate of approximately 5.728%, based on 10-year treasury rates and the 10-year swap spread as of that date.

11.   Recently Announced Accounting Pronouncements

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the six months ended June 30, 2006 or 2005.

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

As of June 30, 2006, we owned a portfolio of 28 properties located in California, Colorado, Georgia, Illinois, Maryland, Minnesota, Missouri, New Jersey, Oregon, Tennessee, Texas, and Washington, D.C.

On February 11, 2005, our Current Offering of common stock was declared effective for up to 80,000,000 shares of common stock at $10.00 per share and the issuance of up to 16,000,000 shares of common stock at $9.50 per share that may be distributed pursuant to our DRIP.

On April 7, 2006, we filed a Registration Statement on Form S-11 under the Securities Act in connection with the Third Offering.  The Registration Statement relating to the Third Offering covers 100,000,000 shares of our common stock plus an additional 22,000,000 shares of common stock available pursuant to our DRIP.  The Third Offering has not yet been declared effective.

Results of Operations

At June 30, 2006, we had 21 wholly-owned properties and had TIC interests in seven properties.  At June 30, 2005, we had five wholly-owned properties and had TIC interests in seven properties.  Accordingly, our results of operations for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, reflect significant increases in most categories.

Three months ended June 30, 2006 as compared to three months ended June 30, 2005

Rental Revenue. Rental revenue was from our wholly-owned properties and was approximately $31.9 million for the three months ended June 30, 2006 as compared to approximately $3.7 million for the three months ended June 30, 2005.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in rental revenue in the future as we purchase additional real estate properties.  Under the accounting policies described above, rents from properties in which we own a TIC interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the three months ended June 30, 2006 was approximately $6.3 million as compared to approximately $0.7 million for the three months ended June 30, 2005 and was comprised of property operating expense from our wholly-owned properties.  The increase in property operating expense is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, property operating expense of properties in which we own a TIC interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the three months ended June 30, 2006 and 2005 was approximately $9.1 million and $2.1 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2006 were approximately $4.0 million as compared to approximately $0.5 million for the three months ended June 30, 2005 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.  Under the accounting policies described above, real estate taxes of properties in which we own a TIC interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the three months ended June 30, 2006 were approximately $1.1 million as compared to approximately $0.3 million for the three months ended June 30, 2005, and were comprised of property management fees related to our wholly-owned real estate property and

TIC interest investments.   We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $1.1 million for the three months ended June 30, 2006 as compared to approximately $0.2 million of expense for the three months ended June 30, 2005 and were comprised of asset management fees associated with our wholly-owned properties and TIC interest investments.  Asset management fees of $0.5 million were waived by Behringer Advisors for the three months ended June 30, 2006.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2006 was approximately $0.3 million as compared to approximately $0.4 million for the three months ended June 30, 2005 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2006 was approximately $15.1 million as compared to $1.6 million for the three months ended June 30, 2005 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, depreciation and amortization expense of properties in which we own a TIC interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the three months ended June 30, 2006 was approximately $0.9 million and was comprised of interest income associated with funds on deposit with banks.  During the three months ended June 30, 2005, we earned approximately $0.5 million in interest income.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the three months ended June 30, 2006 was approximately $1.2 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the three months ended June 30, 2005, our equity in earnings of investments in TIC interests was approximately $0.8 million.

Six months ended June 30, 2006 as compared to six months ended June 30, 2005

Rental Revenue. Rental revenue was from our wholly-owned properties and was approximately $54.5 million for the six months ended June 30, 2006 as compared to approximately $5.7 million for the six months ended June 30, 2005.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in rental revenue in the future as we purchase additional real estate properties.  Under the accounting policies described above, rents from properties in which we own a TIC interest are not recorded as revenue to us.

Property Operating Expense. Property operating expense for the six months ended June 30, 2006 was approximately $10.9 million as compared to approximately $1.0 million for the six months ended June 30, 2005 and was comprised of property operating expense from our wholly-owned properties.  The increase in property operating expense is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, property operating expense of properties in which we own a TIC interest are not recorded as property operating expense to us.

Interest Expense. Interest expense for the six months ended June 30, 2006 and 2005 was approximately $15.8 million and $3.8 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Expense. There was no rate lock extension expense for the six months ended June 30, 2006.  Rate lock extension expense for the six months ended June 30, 2005 was approximately $0.5 million.  Although we may continue to enter into additional interest rate lock agreements, we do not expect to incur rate lock extension fee expense in the future.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2006 were approximately $6.8 million as compared to approximately $0.7 million for the six months ended June 30, 2005 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.  Under the accounting policies described above, real estate taxes of properties in which we own a TIC interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the six months ended June 30, 2006 were approximately $1.8 million as compared to approximately $0.4 million for the six months ended June 30, 2005, and were comprised of property management fees related to our wholly-owned real estate property and TIC interest investments.   We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $1.1 million for the six months ended June 30, 2006 as compared to approximately $0.4 million of expense for the six months ended June 30, 2005 and were comprised of asset management fees associated with our wholly-owned properties and TIC interest investments.  Asset management fees of approximately $1.2 million were waived by Behringer Advisors for the three months ended March 31, 2006 and $0.5 million of asset management fees were waived for the three months ended June 30, 2006.

General and Administrative Expense. General and administrative expense was approximately $0.7 million for the six months ended June 30, 2006 and 2005 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2006 was approximately $25.2 million as compared to $3.2 million for the six months ended June 30, 2005 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, depreciation and amortization expense of properties in which we own a TIC interest are not recorded as depreciation and amortization expense to us.

Interest Income. Interest income for the six months ended June 30, 2006 was approximately $1.9 million and was comprised of interest income associated with funds on deposit with banks.  During the six months ended June 30, 2005, we earned approximately $0.6 million in interest income, a significantly lower amount than in 2006 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the six months ended June 30, 2006 was approximately $2.3 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the six months ended June 30, 2005, our equity in earnings of investments in TIC interests was approximately $1.7 million.

Cash Flow Analysis

As of June 30, 2006, we had 21 wholly-owned real estate properties and had TIC interest investments in seven real estate properties.  As of June 30, 2005, we had five wholly-owned real estate properties and had TIC interest investments in seven real estate properties.  As a result, our cash flows for the six months ended June 30, 2006 reflect significant differences from the cash flows for the six months ended June 30, 2005.

Cash flows provided by operating activities for the six months ended June 30, 2006 were approximately $27.9 million and were primarily comprised of the net loss of approximately $3.6 million, adjusted for depreciation and amortization expense of approximately $23.1 million, and changes in working capital accounts of approximately $8.2 million.  During the six months ended June 30, 2005, cash flows provided by operating activities were approximately $0.2 million due to fewer real estate investments and less corporate activity.

Cash flows used in investing activities for the six months ended June 30, 2006 were approximately $794.8 million and were primarily comprised of real estate purchases totaling approximately $741.3 million.  During the six months ended June 30, 2005, cash flows used in investing activities were approximately $202.8 million, which primarily consisted of purchases of real estate and the purchase of a TIC interest in Alamo Plaza.

Cash flows provided by financing activities for the six months ended June 30, 2006 were approximately $674.8 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $162.8 million, and proceeds from mortgages payable, net of mortgage payments of approximately $530.8 million, partially offset by distributions of approximately $12.8 million.  During the six months ended June 30, 2005, cash flows provided by financing activities were approximately $228.0 million and were comprised primarily of funds received from issuance of stock and proceeds from mortgages payable, net of mortgage payments.

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

As a result of the increasing demand on the part of institutional and global investors for institutional quality real estate located in major U.S. markets, we believe that prices paid to acquire institutional quality real estate have increased since we began accumulating our real estate portfolio.  This increase in the cost of acquired real estate results in downward pressure on current yields from such assets, which would be expected to create downward pressure on the rate of current distributions we are able to make.  We expect this trend to continue for the rest of 2006 and into 2007.  Rather than compromise the quality of our real estate portfolio we intend to maintain our objective of building a portfolio of high quality institutional real estate.  Although this strategy may result in delays in locating suitable investments, higher acquisition prices and lower returns in the short-term, we believe our portfolio’s overall long-term performance will be enhanced.  Our board of directors has and will continue to evaluate our distributions on at least a quarterly basis and depending on investment trends at the time, it may consider lowering our distribution rate for subsequent periods.

We borrowed approximately $50.4 million (the “Woodcrest Loan”) under a loan agreement (the “Woodcrest Loan Agreement”) with Citigroup Global Markets Realty Corp. to pay a portion of our purchase price of Woodcrest Center.  The interest rate under the Woodcrest Loan is fixed at 5.08585% per annum and requires monthly payments of interest only through January 2011, with monthly payments of approximately $0.3 million required beginning February 2011 and continuing to January 2016, the maturity date.  Woodcrest Center is held as collateral for the Woodcrest Loan.  The Woodcrest Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days prior written notice is given.  As of June 30, 2006, our outstanding principal balance under the Woodcrest Loan was approximately $50.4 million.

We borrowed approximately $30.3 million (the “Riverview Loan”) under a loan agreement (the “Riverview Loan Agreement”) with Citigroup Global Markets Realty Corp. in February 2006.  The interest rate under the Riverview Loan is fixed at 5.485% per annum and requires monthly payments of interest only through February 2011, with monthly payments of approximately $0.2 million required beginning March 2011 and continuing to February 2016, the maturity date.  Riverview Tower, which we acquired on October 5, 2005, is held as collateral for the Riverview Loan.  The Riverview Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least fifteen days prior written notice is given.  As of June 30, 2006, our outstanding principal balance under the Riverview Loan was approximately $30.3 million.

We assumed borrowings of approximately $114.2 million (the “Burnett Loan”) under a loan agreement (the “Burnett Loan Agreement”) with Bank of America, N.A. to pay a portion of our purchase price of Burnett Plaza.  The interest rate under the Burnett Loan is fixed at 5.0163% per annum and requires monthly payments of interest only through April 2008, with monthly payments of approximately $0.6 million required beginning May 2008 and continuing to April 1, 2015, the maturity date.  Burnett Plaza is held as collateral for the Burnett Loan.  Prepayment, in whole (or in part) is not permitted under the Burnett Loan Agreement.  As of June 30, 2006, our outstanding principal balance under the Burnett Loan was approximately $114.2 million.

We borrowed approximately $16.3 million (the “10777 Clay Road Loan”) under a loan agreement (the “10777 Clay Road Loan Agreement”) with JP Morgan Chase Bank, N.A to pay a portion of our purchase price of 10777 Clay Road.  The interest rate under the 10777 Clay Road Loan is fixed at 5.845% per annum and requires monthly payments of interest only through April 2011, with monthly payments of approximately $0.1 million required beginning May 2011 and continuing to April 2016, the maturity date.  10777 Clay Road Tower is held as collateral for the 10777 Clay Road Loan.  The 10777 Clay Road Loan Agreement allows prepayment, in whole (but not in part) from and after the third payment date prior to the maturity date, provided that at least thirty days prior written notice is given.  As of June 30, 2006, our outstanding principal balance under the 10777 Clay Road Loan was approximately $16.3 million.

We borrowed approximately $84.0 million (the “Paces West Loan”) under a loan agreement (the “Paces West Loan Agreement”) with Bear Stearns to pay a portion of our purchase price of Paces West.  The interest rate under the Paces West Loan is fixed at 5.4417% per annum and requires monthly payments of interest only through May 2011, with monthly payments of approximately $474,000 required beginning June 2011 and continuing to May 2016, the maturity date.  Paces West is held as collateral for the Paces West Loan.  The Paces West Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prepayment, in whole or in part, is not permitted.  As of June 30, 2006, our outstanding principal balance under the Paces West Loan was approximately $84.0 million.

We borrowed approximately $202.0 million (the “Riverside Loan”) under a loan agreement (the “Riverside Loan Agreement”) with Greenwich Capital Financial Products, Inc. to pay a portion of our purchase price of Riverside Plaza.  The interest rate under the Riverside Loan is fixed at 5.75% per annum until June 30, 2008 and fixed at 6.191% per annum thereafter.  Initial monthly payments of interest only are required through June 6, 2011, with monthly payments of approximately $1.2 million required beginning July 6, 2011 and continuing to June 6, 2016, the maturity date.  Riverside Plaza is held as collateral for the Riverside Loan.  The Riverside Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prepayment, in whole (but not in part) is permitted.  As of June 30, 2006, our outstanding principal balance under the Riverside Loan was approximately $202.0 million.

We borrowed approximately $131.0 million (the “Terrace Loan”) under a loan agreement (the “Terrace Loan Agreement”) with Lehman Brothers Bank, FSB to pay a portion of our purchase price of the Terrace.  The interest rate under the Terrace Loan is fixed at 5.75% per annum through July 2008 and fixed at 6.22302% per annum thereafter.  Initial monthly payments of interest only are required through July 2011, with monthly payments of approximately $0.8 million required beginning August 2011 and continuing to July 11, 2016, the maturity date.  The Terrace is held as collateral for the Terrace Loan.  The Terrace Loan Agreement requires a minimum debt coverage ratio of not less than 1.01 and prepayment, in whole (but not in part) is permitted.  As of June 30, 2006, our outstanding principal balance under the Terrace Loan was approximately $131.0 million.

We borrowed approximately $16.5 million (the “Alexander Road Loan”) under a loan agreement (the “Alexander Road Loan Agreement”) with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of 600/619 Alexander Road.  The interest rate under the Alexander Road Loan is fixed at 6.103% per annum.  Initial monthly payments of interest only are required through July 2011, with monthly payments of approximately $0.1 million required beginning August 2011 and continuing to July 1, 2016, the maturity date.  600/619 Alexander Road is held as collateral for the Alexander Road Loan.  The Alexander Road Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prepayment, in whole (but not in part) is permitted.  As of June 30, 2006, our outstanding principal balance under the Alexander Loan was approximately $16.5 million.

As of June 30, 2006, we were in compliance with all material financial covenants and restrictions.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three and six months ended June 30, 2006 and 2005 is presented below (in thousands):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net loss	$(3,039)	$(810)	$(3,624)	$(2,694)
Preferred stock dividends	—	—	—	—
Net loss allocable to common stock	(3,039)	(810)	(3,624)	(2,694)

Real estate depreciation (1)	8,374	1,572	14,189	2,953
Real estate amortization (1)	7,817	2,247	13,553	4,353
Funds from operations (FFO)	$13,152	$3,009	$24,118	$4,612

Historical weighted average shares (2)	81,585	24,305	76,674	20,052
10% stock dividend retroactive adjustment	—	2,430	—	2,006
GAAP weighted average shares	81,585	26,735	76,674	22,058

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

During the six months ended June 30, 2006, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term.  Over the long-term, we expect that a greater percentage of our distributions will be from FFO (except to the extent of distributions from the sale of our assets).  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

Mortgages Payable	Total	2006	2007	2008	2009	2010	Thereafter
Principal	$998,513	$283	$1,219	$2,414	$3,153	$8,586	$982,858
Interest	509,022	27,394	55,215	55,691	55,864	55,656	259,202
Total	$1,507,535	$27,677	$56,434	$58,105	$59,017	$64,242	$1,242,060

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to a relatively low inflation rate.  The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

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

Item 4.                                                           Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide a reasonable assurance and not absolute assurance that the objectives of the controls systems are met, and an evaluation of controls can provide only a reasonable assurance and not absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, during the quarter ended March 31, 2006, we implemented a new accounting and property management system throughout our operations.  This software change affected all aspects of our accounting and financial systems and has resulted in a significant change to our internal controls.  While we believe these changes have improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes.  We have modified our system of internal control over financial reporting in order to address the impact of these software changes, and believe that our controls, as modified, continue to be designed appropriately and operate effectively.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

In conjunction with the Current Offering, our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the quarter ended June 30, 2006, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
April 2006	—	$—	—	(1)
May 2006	129,372	$8.54	129,372	(1)
June 2006	—	$—	—	(1)

(1)                A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Unregistered Sales of Equity Securities

We automatically issued options to purchase 5,000 shares of our common stock at $9.10 per share to each of our three independent directors on June 28, 2006 upon his reelection as a director pursuant to the 2005 Incentive Award Plan.  The options granted pursuant to the 2005 Incentive Award Plan become fully exercisable one year after the date of grant.  These shares were not registered under the Securities Act and were issued in reliance on Rule 4(2) of the Securities Act.

Item 3.                                                           Defaults upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders (the “Annual Meeting”) was held on June 28, 2006.  All nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2007 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

		Withheld
Nominee	For	Authority
Robert M. Behringer	42,328,171	10,270
Robert S. Aisner	42,300,158	38,283
Charles G. Dannis	42,309,860	28,581
Steven W. Partridge	42,299,412	39,029
G. Ronald Witten	42,317,343	21,098

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

No other matters were submitted to a vote of security holders at the Annual Meeting.

Item 5.                                                           Other Information.

At the annual meeting of directors held on June 28, 2006, our board of directors approved new compensation payable to non-employee directors.  Commencing on July 1, 2006, we will pay each of our directors who are not employees of Behringer Advisors, its affiliates or us an annual retainer of $25,000 in equal quarterly installments in arrears plus $1,000 for each board or committee meeting the director attends in person or by phone.  We will pay the chairman of our audit committee an additional annual retainer of $10,000 and each of the chairmen of our compensation and nominating committees an additional annual retainer of $5,000.

Item 6.                                                           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: August 14, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1.1	Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-11 filed on October 20, 2003)

3.1.2	Certificate of Correction to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on December 15, 2005)

3.2.1	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.1.3	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)

3.2.1	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.2	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

10.1	Purchase and Sale Agreement between GA-Paces West, LLC and Harvard Property Trust, LLC

10.2	Letter Agreement, dated May 2, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees

10.3	Letter Agreement, dated August 9, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Principal Executive and Financial Officers

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