Form 10-Q
period 2006-09-30
BEHRINGER HARVARD REIT I INC
filed 2006-11-14
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of November 1, 2006, Behringer Harvard REIT I, Inc. had 105,044,783 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2006

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.                          Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Real estate
Land	$206,351	$139,235
Buildings, net	1,008,599	370,196
Total real estate	1,214,950	509,431

Cash and cash equivalents	121,485	128,742
Restricted cash	72,187	24,964
Accounts receivable, net	14,103	3,736
Prepaid expenses and other assets	2,296	658
Loan deposits	5,280	4,156
Escrow deposits	17,679	3,015
Investments in tenant-in-common interests	169,295	141,405
Deferred financing fees, net	11,252	4,645
Note receivable	3,000	—
Lease intangibles, net	236,539	79,830
Receivables from affiliates	1,306	—
Total assets	$1,869,372	$900,582

Liabilities and stockholders’ equity

Liabilities
Mortgages payable	$1,017,369	$353,555
Accounts payable	1,709	896
Payables to affiliates	1,267	618
Acquired below-market leases, net	40,978	11,072
Dividends payable	5,697	3,979
Accrued liabilities	40,139	8,605
Subscriptions for common stock	563	1,054
Total liabilities	1,107,722	379,779

Commitments and contingencies

Minority interest	3,148	3,375

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 101,103,728 and 67,863,168 shares issued and outstanding at September 30,2006 and December 31, 2005, respectively	10	7
Additional paid-in capital	899,785	603,452
Cumulative distributions and net loss	(141,293)	(86,031)
Total stockholders’ equity	758,502	517,428
Total liabilities and stockholders’ equity	$1,869,372	$900,582

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands except share and per share amounts)

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Rental revenue	$47,856	$10,729	$102,308	$16,469

Expenses
Property operating expenses	9,752	2,253	20,610	3,302
Interest expense	15,330	4,280	31,128	8,123
Rate lock extension recoveries	—	(975)	—	(525)
Real estate taxes	7,612	1,368	14,451	2,105
Property management fees	1,415	439	3,261	872
Asset management fees	1,203	696	2,333	1,089
General and administrative	452	124	1,109	806
Depreciation and amortization	22,534	4,751	47,722	7,918
Total expenses	58,298	12,936	120,614	23,690

Interest income	928	850	2,859	1,444

Equity in earnings of investments in tenant-in-common interests	1,139	717	3,448	2,442

Net loss	$(8,375)	$(640)	$(11,999)	$(3,335)

Basic and diluted weighted average shares outstanding	93,958,887	44,266,574	82,498,620	29,541,994

Basic and diluted loss per share	$(0.09)	$(0.01)	$(0.15)	$(0.11)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Total
	Number	Par	Number	Par	Paid-in	and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2005	—	$—	13,109	$1	$115,626	$(5,706)	$109,921

Issuance of common stock, net	—	—	48,231	4	429,054	—	429,058
Redemption of common stock	—	—	(150)	—	(1,370)	—	(1,370)
Stock dividend-10%	—	—	5,521	1	49,136	(49,137)	—
Distributions declared on common stock	—	—	—	—	—	(25,466)	(25,466)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,152	1	11,006	—	11,007
Net loss						(5,722)	(5,722)

Balance at December 31, 2005	—	$—	67,863	$7	$603,452	$(86,031)	$517,428

Issuance of common stock, net	—	—	31,521	3	279,315	—	279,318
Redemption of common stock	—	—	(430)	—	(3,722)	—	(3,722)
Issuance of convertible stock, net	1	—	—	—	1	—	1
Distributions declared on common stock	—	—	—	—	—	(43,263)	(43,263)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,150	—	20,739	—	20,739
Net loss			—			(11,999)	(11,999)

Balance at September 30, 2006	1	$—	101,104	$10	$899,785	$(141,293)	$758,502

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net loss	$(11,999)	$(3,335)
Adjustments to reconcile net loss to net cashflows provided by operating activities:
Depreciation and amortization	44,213	7,912
Amortization of deferred financing fees	831	343
Equity in earnings of investments intenant-in-common interests	(3,448)	(2,442)
Distributions from investments intenant-in-common interests	3,448	2,442
Change in accounts receivable	(10,367)	(3,103)
Change in prepaid expenses and other assets	859	49
Addition of lease intangibles	(861)	(249)
Change in accounts payable	813	(629)
Change in accrued liabilities	9,840	1,980
Change in receivables or payables to affiliates	(15)	—
Cash provided by operating activities	33,314	2,968

Cash flows from investing activities
Purchases of tenant-in-common interests	(32,240)	(14,969)
Return of investments in tenant-in-common interests	4,350	5,225
Purchases of real estate	(740,920)	(375,641)
Escrow deposits on real estate to be acquired	(14,664)	5,894
Additions of property and equipment	(3,276)	(126)
Change in note receivable	(3,000)	—
Change in restricted cash	(47,714)	(24,187)
Cash used in investing activities	(837,464)	(403,804)

Cash flows from financing activities
Financing costs	(7,438)	(3,483)
Proceeds from mortgages payable	550,027	271,734
Payments on mortgages payable	(413)	(372)
Loan deposits on real estate to be acquired	(1,124)	(64)
Issuance of convertible stock	1	—
Issuance of common stock	313,771	415,409
Redemptions of common stock	(1,801)	(874)
Offering costs	(34,454)	(47,586)
Distributions	(20,806)	(6,322)
Distributions to minority interest holders	(227)	(26)
Change in subscriptions for common stock	(491)	(1,324)
Change in subscription cash received	491	1,324
Change in receivables or payables to affiliates	(643)	1,816
Cash provided by financing activities	796,893	630,232

Net change in cash and cash equivalents	(7,257)	229,396
Cash and cash equivalents at beginning of period	128,742	26,067
Cash and cash equivalents at end of period	$121,485	$255,463

Supplemental disclosure:
Interest paid	$27,289	$6,886

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$2,580	$829

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$20,739	$5,845
Limited partnership units issued in purchase of real estate	$—	$3,500
Mortgage note assumed in property acquisition	$114,200	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.     Organization

Behringer Harvard REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in September 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.

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

We are externally managed and advised by Behringer Advisors LP, a Texas limited partnership organized in September 2002 (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

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

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act in connection with a second public offering of our common stock (the “Second Offering”).  The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on February 11, 2005.  We subsequently converted the filing to a registration statement on Form S-11 and reallocated the shares of common stock in the Second Offering to provide $900,000,000, or 90,000,000 shares, for sale in the public offering and $52,000,000, or 5,473,684 shares, for sale through our distribution reinvestment plan.  In addition, we increased the aggregate amount of the Second Offering by $29,450,170, or 2,945,017 shares, in a related registration statement on Form S-11.  On October 20, 2006, we stopped offering and selling shares of our common stock under the Second Offering in all jurisdictions except the Commonwealth of Pennsylvania.  We intend to continue offering and selling shares in the Second Offering to residents of Pennsylvania until no later than February 11, 2007.

On April 7, 2006, we filed a Registration Statement on Form S-11 under the Securities Act in connection with a third public offering of our common stock (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”). The Current Offering was declared effective by the SEC on October 6, 2006 and will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted under applicable law.  The Registration Statement relating to the Current Offering covers 200,000,000 shares of our common stock plus an additional 50,000,000 shares of common stock available pursuant to our DRIP.

As of September 30, 2006, we had 101,103,728 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of September 30, 2006, we had no shares of preferred stock issued and outstanding, and we had 40,500 stock options outstanding at a weighted average exercise price of $9.16 and 750,937 warrants from the Initial Offering issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend if issued prior to September 30, 2005.  At September 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2)  the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

We admit new stockholders pursuant to the Offerings at least monthly.  All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders.  Upon admission of new stockholders, subscription proceeds

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Our common stock is not currently listed on a national exchange.  However, management anticipates by 2017 either listing the common stock on a national exchange, including the shares for quotation on the Nasdaq National Market System (or any successor market or exchange), or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidating) prior to 2013.  In the event we do not obtain listing prior to 2017, our charter requires us to begin selling and liquidating our properties assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

3.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 31, 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2006 and consolidated statements of operations and cash flows for the periods ended September 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended September 30, 2006 and 2005.

4.     Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

life of 25 years using the straight-line method.  Accumulated depreciation associated with the tangible assets of our wholly-owned properties was approximately $29.4 million at September 30, 2006.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The remaining estimated useful lives for acquired lease intangibles range from 1.8 years to 12.3 years.

Accumulated amortization associated with the acquired lease intangibles of our wholly-owned properties was approximately $29.6 million at September 30, 2006.

Anticipated amortization associated with the acquired lease intangibles for the period from October 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows (in thousands):

Lease
Intangibles
October 1 - December 31, 2006	$9,625
2007	38,500
2008	37,867
2009	32,635
2010	26,888

As of September 30, 2006, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$1,038,039	$253,316	$18,945	$(47,090)
Less: depreciation and amortization	(29,440)	(33,223)	(2,499)	6,112
Net	$1,008,599	$220,093	$16,446	$(40,978)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of September 30, 2006 also includes approximately $71.6

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

million held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our wholly-owned properties.  Our allowance for doubtful accounts was approximately $140,000 and $42,000 as of September 30, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of our wholly-owned properties.

Loan Deposits

Loan deposits include interest rate lock deposits for future borrowings to make future acquisitions.

Escrow Deposits

Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

Investments in Tenant-in-Common Interests

Investments in tenant-in-common (“TIC”) interests consists of our undivided TIC interests in various office buildings located in Colorado, Maryland, Minnesota, Missouri, Texas and Washington, D.C.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three and nine months ended September 30, 2006 or 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $1.4 million and $0.6 million as of September 30, 2006 and December 31, 2005, respectively.

Note Receivable

The note receivable represents a mortgage loan we made related to raw land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the raw land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of September 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on the

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

anniversary date of the note.  We purchased the developed portion of the Terrace, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2006 and 2005 was approximately $3.4 million and $0.6 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.

Offering Costs

Our advisor funds certain organization and offering costs on our behalf.  We are required to reimburse our advisor for such organization and offering costs up to 1.5% of the cumulative capital raised in the Current Offering. Our advisor received up to 2.5% and 2.0% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering and the Second Offering, respectively.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, and we have qualified since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income” to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees and directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the nine months ended September 30, 2006, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At September 30, 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in four financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP I to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP I were issued at $8.90 per unit.  At September 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of September 30, 2006, we had 40,500 stock options outstanding at a weighted average exercise price of $9.16 and 750,937 warrants outstanding from the Initial Offering at $10.91 per share which were issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  At September 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

equal number of shares of our common stock.  The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest are excluded from the calculation of earnings per share because the effect would be anti-dilutive.

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

5.     Acquisitions

The following table provides a summary of the properties we have acquired during the nine months ended September 30, 2006:

					Approximate
			Approximate		Purchase Price
		Date	Rentable	Encumbrances	(including closing costs)
Property Name	Location	acquired	Square Footage	(in millions)	(in millions)
Woodcrest Center	Cherry Hill, NJ	1/11/2006	333,000	$50.4	$80.5
Burnett Plaza	Fort Worth, TX	2/10/2006	1,025,000	114.2	177.5
10777 Clay Road	Houston, TX	3/14/2006	227,000	16.3	26.3
Paces West	Atlanta, GA	4/19/2006	646,000	84.0	131.3
Riverside Plaza	Chicago, IL	6/2/2006	1,184,000	202.0	301.5
The Terrace	Austin, TX	6/21/2006	619,000	131.0	172.0
600/619 Alexander Road	Princeton, NJ	6/28/2006	97,000	16.5	23.2
			4,131,000	$614.4	$912.3

6.     Investments in Tenant-in-Common Interests

The following is a summary of TIC interest investments as of September 30, 2006 (in thousands):

	Date	TIC	Carrying Value	Mortgages
Property Name	Acquired	Interest (1)	of Investment	Payable (2)
Minnesota Center	10/15/03	79.955590%	$36,657	$23,192
Enclave on the Lake	04/12/04	36.312760%	9,331	7,026
St. Louis Place	06/30/04	35.709251%	11,078	6,963
Colorado Building	08/10/04	81.491329%	38,072	22,817
Travis Tower	10/01/04	60.430229%	32,807	22,235
Pratt Building	12/17/04	50.679950%	28,441	18,752
Alamo Plaza	02/24/05	30.583629%	12,909	9,634
Total			$169,295	$110,619

(1)             Our TIC interest in Minnesota Center increased from 14.4676% at December 31, 2005 to 79.9556% at September 30, 2006.  Our TIC interest in the Colorado Property increased from 79.475200% at December 31, 2005 to 81.491329% at September 30, 2006.

(2)             Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents only the mortgage payable for our investment interest.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our undivided TIC interest investments as of September 30, 2006 and December 31, 2005 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

	September 30,	December 31,
	2006	2005
Land	$40,079	$40,079
Buildings, net	206,539	203,487
Lease intangibles, net	36,143	42,562
Cash and cash equivalents	3,134	2,007
Restricted cash	20,419	22,810
Accounts receivable and other assets	5,479	3,558
Total assets	$311,793	$314,503

Acquired below market lease intangibles, net	$3,442	$4,260
Other liabilities	8,020	6,680
Total liabilities	11,462	10,940

Equity	300,331	303,563

Total liabilities and equity	$311,793	$314,503

In the nine months ended September 30, 2006, we recorded approximately $3.4 million of equity in earnings and approximately $7.8 million of distributions from our undivided TIC interest investments.  In the nine months ended September 30, 2005, we recorded approximately $2.4 million of equity in earnings and approximately $7.7 million of distributions from our undivided TIC interest investments.  Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the nine months ended September 30, 2006 and 2005 as follows (in thousands):

	September 30,	September 30,
	2006	2005
Revenue	$34,959	$31,703

Operating expenses:
Operating expenses	9,323	8,011
Property taxes	4,679	3,921
Total operating expenses	14,002	11,932

Operating income	20,957	19,771

Non-operating (income) expenses:
Depreciation and amortization	13,872	13,800
(Interest income)/bank fees, net	(280)	519
Total non-operating (income) expenses	13,592	14,319

Net income	$7,365	$5,452

Company’s share of TIC net income	$3,448	$2,442

Company’s share of total TIC distributions	$7,798	$7,667

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7.     Mortgages Payable

The following table sets forth our mortgages payable on wholly-owned properties and our TIC interests in properties at September 30, 2006 and December 31, 2005 (in thousands):

	Balance		Fixed
	(in thousands)		Interest	Maturity
Description	September 30, 2006	December 31, 2005	Rate	Date
Minnesota Center(1)(4)	$23,192	$4,237	6.181%	11/1/2010
Enclave(1)	7,026	7,107	5.450%	5/1/2011
St. Louis Place(1)	6,963	7,028	6.078%	7/1/2011
Colorado Property(1)(4)	22,817	22,253	6.075%	9/6/2014
Travis Tower(1)	22,235	22,444	5.434%	10/1/2014
Pratt(1)	18,752	18,752	5.285%	1/11/2015
Ashford	35,400	35,400	5.020%	2/1/2012
Alamo(1)	9,634	9,634	5.395%	3/11/2015
Utah Avenue	20,000	20,000	5.540%	6/15/2015
Downtown Plaza	12,650	12,650	5.367%	7/1/2015
Lawson Commons	58,300	58,300	5.528%	8/1/2015
Western Office Portfolio(2)	70,750	70,750	5.077%	8/1/2015
Buena Vista Plaza	22,000	22,000	5.324%	8/1/2015
One Financial Plaza	43,000	43,000	5.141%	8/11/2015
Woodcrest Center	50,400	—	5.086%	1/11/2016
Riverview Tower	30,250	—	5.485%	2/11/2016
Burnett Plaza	114,200	—	5.016%	4/1/2015
10777 Clay Road	16,300	—	5.845%	4/1/2016
Paces West	84,000	—	5.442%	5/1/2016
Riverside Plaza(3)	202,000	—	5.75%/6.191%	6/6/2016
The Terrace(3)	131,000	—	5.75%/6.22302%	7/11/2016
600/619 Alexander Road	16,500	—	6.103%	7/1/2016
	$1,017,369	$353,555

The named buildings are held as collateral for the associated loan.  As of September 30, 2006, we are in compliance with each of the debt covenants under our loan agreements.

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

(4)                                 Our TIC interest in Minnesota Center increased from 14.4676% at December 31, 2005 to 79.9556% at September 30, 2006.  Our TIC interest in the Colorado Property increased from 79.4752% at December 31, 2005 to 81.491329% at September 30, 2006.

On December 30, 2004, we entered into a Revolving Credit Agreement with Bank of America, N.A. for up to $12 million of available borrowings (the “Revolver”).  The Revolver has a two-year term with the option to extend for one additional year.  The Cyprus Building, which we acquired on December 16, 2004, is subject to a deed of trust to secure payment of the Revolver.  We can borrow, repay and reborrow again up to the available borrowing limit.  The Revolver allows us to elect, for each advance of funds, an interest rate per annum of the prime rate or an interest rate based on the London Interbank Offered Rate, or a combination of each.  As of September 30, 2006, we had no outstanding borrowings under the Revolver.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8.   Stockholders’ Equity

Capitalization

As of September 30, 2006, we had 101,103,728 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings.  As of September 30, 2006, we had no shares of preferred stock issued and outstanding.  As of such date, we had 40,500 stock options outstanding at a weighted average exercise price of $9.16, as adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  As of September 30, 2006, we had 750,937 warrants from the Initial Offering issued for the benefit of participating individual broker-dealers, as adjusted for the 10% stock dividend.  At September 30, 2006, Behringer OP I had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  On March 22, 2006, we sold 1,000 shares of our convertible stock to Behringer Advisors.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2)  the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The earnings per share for the three and nine months ended September 30, 2005 reflect the retroactive effect of the 10% stock dividend issued October 1, 2005.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase prices for redeemed shares are set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or need for long-term care, other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the redemption program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  As of September 30, 2006, we have redeemed approximately 613,000 shares for approximately $5.4 million.

Incentive Award Plan

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees and directors and consultants of our subsidiaries.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of September 30, 2006, we had issued to the independent members of the Board of Directors options to purchase 40,500 shares of our common stock at a weighted average price of $9.16 per share, as adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  All of these options were anti-dilutive to earnings per share for the periods ended September 30, 2006 and 2005.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For the nine months ended September 30, 2006, approximately $0.2 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP I limited partnership units.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following are the distributions declared during the nine months ended September 30, 2006 and 2005 (in thousands):

	Total	Cash	DRIP
2006
1st Quarter	$12,461	$6,201	$6,260
2nd Quarter	14,339	7,143	7,196
3rd Quarter	16,690	8,409	8,281
Total	$43,490	$21,753	$21,737

2005
1st Quarter	$2,730	$1,472	$1,258
2nd Quarter	4,269	2,227	2,042
3rd Quarter	7,210	3,621	3,589
Total	$14,209	$7,320	$6,889

9.   Related Party Arrangements

Certain of our affiliates earned fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.  The following is a summary of the related party fees and compensation we incurred during the nine months ended September 30, 2006 and 2005 (in thousands):

			Total	Total capitalized
		Total reduction	capitalized	to real estate or
for the nine months ended September 30, 2006	Total incurred	of additional paid-in capital	to deferred financing fees	investment in TIC interests	Total expensed
Behringer Securities, commissions and dealer manager fees	$27,172	$27,172	$—	$—	$—
Behringer Advisors, reimbursement of offering expenses	6,299	6,299	—	—	—
Behringer Advisors, acquisition, advisory fees and expenses	25,418	—	—	25,418	—
HPT Management, property management and leasing fees	2,804	—	—	—	2,804
Behringer Advisors, asset management fee	2,333	—	—	—	2,333
Behringer Advisors, debt financing fee	6,447	—	6,447	—	—
Total	$70,473	$33,471	$6,447	$25,418	$5,137

			Total	Total capitalized
		Total reduction	capitalized	to real estate or
for the nine months ended September 30, 2005	Total incurred	of additional paid-in capital	to deferred financing fees	investment in TIC interests	Total expensed
Behringer Securities, commissions and dealer manager fees	$36,983	$36,983	$—	$—	$—
Behringer Advisors, reimbursement of offering expenses	10,153	10,153	—	—	—
Behringer Advisors, acquisition, advisory fees and expenses	11,494	—	—	11,494	—
HPT Management, property management and leasing fees	872	—	—	—	872
Behringer Advisors, asset management fee	1,089	—	—	—	1,089
Behringer Advisors, debt financing fee	2,717	—	2,717	—	—
Total	$63,308	$47,136	$2,717	$11,494	$1,961

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the Offerings, receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In connection with the Initial Offering and the Second Offering, up to 2.5% and 2.0%, respectively, of

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee was paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  In the nine months ended September 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $21.1 million and approximately $6.1 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the nine months ended September 30, 2005, Behringer Securities’ commissions and dealer manager fees totaled approximately $28.5 million and approximately $8.5 million, respectively, and were recorded as a reduction of additional paid-in capital.

Behringer Advisors, our affiliated advisor, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  Reimbursement of offering expenses incurred in connection with the Initial Offering and Second Offering were made at the rate of 2.5% and 2% of gross offering proceeds, respectively; except that no offering expenses were reimbursed with respect to purchases made pursuant to our DRIP.  For the nine months ended September 30, 2006, approximately $6.3 million of offering expenses were reimbursed by us and were recorded as a reduction of additional paid-in capital.  For the nine months ended September 30, 2005, approximately $10.2 million of offering expenses were reimbursed by us, and were recorded as a reduction of additional paid-in capital.  Behringer Advisors or its affiliates determines the amount of offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or its affiliates also received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage loan.  In connection with the Second Offering and Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $25.4 million and $11.5 million in acquisition and advisory fees for the investments we acquired for the nine months ended September 30, 2006 and 2005, respectively.  We capitalize these fees as part of our real estate or investments in TIC interests.

We have paid and expect to pay in the future HPT Management Services LP (“HPT Management”), our affiliated property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $2.8 million and $0.9 million in the nine months ended September 30, 2006 and 2005, respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual asset management fee of 0.5% of aggregate asset value for periods prior to March 2005.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  In connection with the Second Offering and the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the nine months ended September 30, 2006, we incurred and expensed approximately $2.3 million of asset management fees.  Asset management fees of approximately $2.7 million were waived for the nine months ended September 30, 2006, of which approximately $1.2 million were waived in the three months ended March 31, 2006, $0.5 million were waived in the three months ended June 30, 2006 and $1.0 million were waived in the three months ended September 30, 2006.  In the nine months ended September 30, 2005, we incurred and expensed approximately $1.1 million of asset management fees.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount available under any debt made available to us.  We incurred approximately $6.4 million and $2.7 million of such debt financing fees for the nine months ended September 30, 2006 and 2005, respectively.

Behringer Advisors or its affiliates is also paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the aggregate brokerage commission paid (including the subordinated disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee will not be earned or paid unless and until the investors have received total distributions (excluding the 10% stock divided) in an amount equal to or greater than the sum of the aggregate capital contributions by investors plus a 9% annual, cumulative, non-compounded, return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after investors have received a return of their net capital contributions and a 9% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15% of remaining net sales proceeds.  Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

Upon listing of our common stock on a national securities exchange or inclusion for quotation on the Nasdaq National Market System (or any successor market or exchange), a listing fee will be paid to Behringer Advisors equal to 15% of the amount by which the market value of our outstanding stock plus distributions we paid prior to listing exceeds the sum of (1) the total amount of capital raised from investors and (2) a 9% annual, cumulative, non-compounded return to investors on their capital contributions.  The subordinated listing fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.  Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee will be paid to Behringer Advisors of 15% of the amount by which our appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9% annual, cumulative, non-compounded return on the capital contributed by investors.  Persons independent of us and independent of our advisor will perform such appraisal of our asset value.  No performance fee will be paid if we have already paid or become obligated to pay Behringer Advisors a listing fee.  The subordinated performance fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

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

At September 30, 2006, we had a payable to affiliates of approximately $1.3 million.  This balance consists primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.  We had a receivable from affiliates of approximately $1.3 million at September 30, 2006.  This balance consists primarily of asset management fees due from Behringer Advisors.

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

10.   Commitments and Contingencies

On December 28, 2005, we entered into an Extended Rate Lock Agreement with JPMorgan Chase Bank (“JPMorgan”) to lock a base interest rate of 4.937% for up to $75 million in future borrowings (the “JPMorgan Rate Lock No. 1”).  As of September 30, 2006, deposits under the JPMorgan Rate Lock No. 1 totaled $1.5 million and are recorded as “Loan deposits” on our balance sheet.  As of September 30, 2006, no loans had been closed under the JPMorgan Rate Lock No. 1.

On January 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. (“Bear Stearns”) to lock a base interest rate of 4.8895% for $100 million in future borrowings (“Stearns Rate Lock   No. 4”).  As of September 30, 2006, deposits under Stearns Rate Lock No. 4 were $0.9 million and are recorded as “Loan deposits” on our

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

balance sheet.  As of September 30, 2006, approximately $43.0 million in future borrowings are still available under the Stearns Rate Lock No. 4.

On March 16, 2006, we entered into an Extended Rate Lock Agreement with JPMorgan to lock a base interest rate of 5.1745% for $50 million in future borrowings (the “JPMorgan Rate Lock No. 2”).  As of September 30, 2006, deposits under the JPMorgan Rate Lock No. 2 totaled $1 million and are recorded as “Loan deposits” on our balance sheet.  As of September 30, 2006, no loans had been closed under the JPMorgan Rate Lock No. 2.

On May 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns to lock a base interest rate of 5.6285% for $40 million in future borrowings (“Stearns Rate Lock No. 5”).  As of September 30, 2006, deposits under Stearns Rate Lock No. 5 were approximately $0.8 million and are recorded as “Loan deposits” on our balance sheet.  As of September 30, 2006, no loans had been closed under the Stearns Rate Lock No. 5.

On September 21, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns to lock a base interest rate of 5.1755% for approximately $56 million in future borrowings (“Stearns Rate Lock No. 6”).  As of September 30, 2006, deposits under Stearns Rate Lock No. 6 were approximately $1.1 million and are recorded as “Loan deposits” on our balance sheet.  As of September 30, 2006, no loans had been closed under the Stearns Rate Lock No. 6.

At September 30, 2006, the available estimated base market interest rate was approximately 5.168%, based on 10-year treasury rates and the 10-year swap spread as of that date.

11.   Recently Announced Accounting Pronouncements

We adopted SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” on January 1, 2006.  The Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services.  The adoption of SFAS No. 123R did not have a material effect on our financial condition, results of operations, or liquidity.

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3, on January 1, 2006.  The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have a material effect on our financial condition, results of operations, or liquidity.

We adopted FASB Staff Position FIN 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R,” on July 1, 2006.  FIN 46R-6 clarifies that the variability to be considered in applying FIN 46R shall be based on an analysis of the design of the variable interest entity.  The adoption of FIN 46R-6 did not have a material effect on our financial condition, results of operations, or liquidity.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 will be effective beginning January 1, 2007 and the adoption of FIN 48 is not expected to have a material effect on our financial condition, results of operations, or liquidity.

12.   Subsequent Events

On October 18, 2006, we borrowed $100 million under a loan agreement with Bear Stearns Commercial Mortgage, Inc.  The interest rate under the loan is fixed at 5.4830% per annum.  Monthly payments of interest only are required with any remaining balance payable at the maturity date, November 1, 2016.  The G Street Property, which we acquired on November 15, 2005, is held as collateral for the loan.

On October 20, 2006, we acquired a six-story office building containing approximately 149,000 rentable square feet located on approximately 8.44 acres of land in Birmingham, Alabama (“Grandview II”).  The contract purchase price for Grandview II was approximately $22.8 million, excluding closing costs.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On October 25, 2006, we entered into a contract to acquire a 12-story and a 14-story office building containing approximately 519,000 combined rentable square feet, with an attached 5-story garage, located on approximately 6.4 acres of land in Houston, Texas (“Eldridge Place”).  The contract purchase price for Eldridge Place is $101 million, excluding closing costs.

On October 26, 2006, we acquired a 40-story office building containing approximately 887,000 rentable square feet located on approximately 2.8 acres of land in Charlotte, North Carolina (“Bank of America Plaza”).  The contract purchase price for Bank of America Plaza was $194.1 million, excluding closing costs.

On October 30, 2006, we acquired a 20-story office building containing approximately 561,000 rentable square feet located on approximately one acre of land in Philadelphia, Pennsylvania (“Three Parkway”).  The contract purchase price for Three Parkway was $90 million, excluding closing costs.

On November 2, 2006, we acquired a three-story office building containing approximately 97,000 rentable square feet located on approximately 1.6 acres of land in Los Altos, California (“4440 El Camino Real”).  The contract purchase price for 4440 El Camino Real was $44 million, excluding closing costs.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Our most sensitive estimates involve allocating the purchase price of acquired properties among the various asset classes and evaluating our real-estate related investments for impairment.

Real Estate

We allocate the purchase price of acquired properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

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

Investments in Tenant-in-Common Interests

The “Investments in tenant-in-common interests” on our balance sheet consists of our undivided TIC interests in various office buildings.  Consolidation of these investments is not required because they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three and nine months ended September 30, 2006 or 2005.

Overview

We acquire and operate institutional quality real estate.  In particular, we primarily focus on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  We also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.  We operate as a REIT for federal and state income tax purposes.

As of September 30, 2006, we owned a portfolio of 28 properties located in California, Colorado, Georgia, Illinois, Maryland, Minnesota, Missouri, New Jersey, Oregon, Tennessee, Texas, and Washington, D.C.

On October 25, 2004, we filed a Registration Statement on Form S-3 under the Securities Act in connection with the Second Offering.  The Registration Statement was declared effective by the SEC on February 11, 2005.  On October 20, 2006, we stopped offering and selling shares of our common stock under the Second Offering in all jurisdictions except the Commonwealth of Pennsylvania.  We intend to continue offering and selling shares in the Second Offering to residents of Pennsylvania until no later than February 11, 2007.

On April 7, 2006, we filed a Registration Statement on Form S-11 under the Securities Act in connection with the Current Offering.  The Current Offering was declared effective by the SEC on October 6, 2006 and will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted under applicable law.  The Registration Statement relating to the Current Offering covers 200,000,000 shares of our common stock plus an additional 50,000,000 shares of common stock available pursuant to our DRIP.

Results of Operations

At September 30, 2006, we wholly owned 21 properties and had TIC interests in seven properties.  At September 30, 2005, we wholly owned 12 properties and had TIC interests in seven properties.  Accordingly, our results of operations for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflect significant increases in most categories due to the growth of our portfolio of properties.

Three months ended September 30, 2006 as compared to three months ended September 30, 2005

Rental Revenue. Rental revenue was from our wholly-owned properties and was approximately $47.9 million for the three months ended September 30, 2006 as compared to approximately $10.7 million for the three months ended September 30, 2005.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in rental revenue in the future as we purchase additional real estate properties.  Under the accounting policies described above, rents from properties in which we own a TIC interest are not recorded as our rental revenue.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2006 were approximately $9.8 million as compared to approximately $2.3 million for the three months ended September 30, 2005 and were comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.  Under the accounting policies described above, property operating expenses of properties in which we own a TIC interest are not recorded as our property operating expenses.

Interest Expense. Interest expense for the three months ended September 30, 2006 and 2005 was approximately $15.3 million and $4.3 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  Our mortgages payable increased to approximately $1.0 billion at September 30, 2006 from approximately $353.7 million at September 30, 2005.  We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Recoveries.  There was no rate lock extension expense or recoveries for the three months ended September 30, 2006.  Rate lock extension recoveries for the three months ended September 30, 2005 were approximately $1.0 million and represent the refund of interest rate lock extension fees from the three months ended December 31, 2004 and the three months ended March 31, 2005.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2006 were approximately $7.6 million as compared to approximately $1.4 million for the three months ended September 30, 2005 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.  Under the accounting policies described above, real estate taxes of properties in which we own a TIC interest are not recorded as our real estate taxes.

Property Management Fees. Property management fees for the three months ended September 30, 2006 were approximately $1.4 million as compared to approximately $0.4 million for the three months ended September 30, 2005, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $1.2 million for the three months ended September 30, 2006 as compared to approximately $0.7 million for the three months ended September 30, 2005 and were comprised of asset management fees associated with our wholly-owned properties and TIC interest investments.  Asset management fees of $1.0 million were waived by Behringer Advisors for the three months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 were approximately $0.5 million as compared to approximately $0.1 million for the three months ended September 30, 2005 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2006 was approximately $22.5 million as compared to $4.8 million for the three months ended September 30, 2005 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, depreciation and amortization expense of properties in which we own a TIC interest are not recorded as our depreciation and amortization expense.

Interest Income. Interest income was approximately $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and was comprised of interest income associated with funds on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the three months ended September 30, 2006 was approximately $1.1 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the three months ended September 30, 2005, our equity in earnings of investments in TIC interests was approximately $0.7 million.  This increase is due to improved earnings at our TIC interest properties and an increase in our TIC interest in Minnesota Center from 14.4676% to 79.9556% during the three months ended September 30, 2006.

Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005

Rental Revenue. Rental revenue from our wholly-owned properties was approximately $102.3 million for the nine months ended September 30, 2006 as compared to approximately $16.5 million for the nine months ended September 30, 2005.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in rental revenue in the future as we purchase additional real estate properties.  Under the accounting policies described above, rents from properties in which we own a TIC interest are not recorded as our rental revenue.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2006 were approximately $20.6 million as compared to approximately $3.3 million for the nine months ended September 30, 2005 and were comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.  Under the accounting policies described above, property operating expenses of properties in which we own a TIC interest are not recorded as our property operating expense.

Interest Expense. Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $31.1 million and $8.1 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  Our mortgages payable increased to approximately $1.0 billion at September 30, 2006 from approximately $353.7 million at September 30, 2005.  We expect continued increases mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Recoveries. There was no rate lock extension expense or recoveries for the nine months ended September 30, 2006.  Rate lock extension recoveries for the nine months ended September 30, 2005 were approximately $0.5 million.  Although we may continue to enter into additional interest rate lock agreements, we do not expect to incur rate lock extension fee expense in the future.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2006 were approximately $14.5 million as compared to approximately $2.1 million for the nine months ended September 30, 2005 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.  Under the accounting policies described above, real estate taxes of properties in which we own a TIC interest are not recorded as real estate taxes to us.

Property Management Fees. Property management fees for the nine months ended September 30, 2006 were approximately $3.3 million as compared to approximately $0.9 million for the nine months ended September 30, 2005, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments.   We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $2.3 million for the nine months ended September 30, 2006 as compared to approximately $1.1 million for the nine months ended September 30, 2005 and were comprised of asset management fees associated with our wholly-owned properties and TIC interest investments.  Asset management fees of approximately $2.7 million were waived by Behringer Advisors for the nine months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses were approximately $1.1 million for the nine months ended September 30, 2006 as compared to approximately $0.8 million for the nine months ended September 30, 2005 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2006 was approximately $47.7 million as compared to $7.9 million for the nine months ended September 30, 2005 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.  Under the accounting policies described above, depreciation and amortization expense of properties in which we own a TIC interest are not recorded as our depreciation and amortization expense.

Interest Income. Interest income for the nine months ended September 30, 2006 was approximately $2.9 million and was comprised of interest income associated with funds on deposit with banks.  During the nine months ended September 30, 2005, we earned approximately $1.4 million in interest income, a significantly lower amount than in 2006 due to the lower cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the nine months ended September 30, 2006 was approximately $3.4 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the nine months ended September 30, 2005, our equity in earnings of investments in TIC interests was approximately $2.4 million. This increase is due to improved earnings at our TIC interest properties and an increase in our TIC interest in Minnesota Center from 14.4676% to 79.9556% during the nine months ended September 30, 2006.

Cash Flow Analysis

As of September 30, 2006, we wholly owned 21 real estate properties and had TIC interest investments in seven real estate properties.  As of September 30, 2005, we wholly owned 12 real estate properties and had TIC interest investments in seven real estate properties.  As a result, our cash flows for the nine months ended September 30, 2006 reflect significant differences from the cash flows for the nine months ended September 30, 2005.

Cash flows provided by operating activities for the nine months ended September 30, 2006 were approximately $33.3 million and were primarily comprised of the net loss of approximately $12.0 million, adjusted for depreciation and amortization expense of approximately $44.2 million, and net changes in working capital accounts of approximately $1.1 million.  During the nine months ended September 30, 2005, cash flows provided by operating activities were approximately $3.0 million due to fewer real estate investments and less corporate activity.

Cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $837.5 million and were primarily comprised of real estate purchases totaling approximately $740.9 million and the purchase of additional TIC interests of $32.2 million.  During the nine months ended September 30, 2005, cash flows used in investing activities were approximately $403.8 million, which primarily consisted of purchases of real estate and the purchase of a TIC interest in Alamo Plaza.

Cash flows provided by financing activities for the nine months ended September 30, 2006 were approximately $796.9 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $277.5 million, and proceeds from mortgages payable, net of mortgage payments of approximately $549.6 million, partially offset by distributions of approximately $21.0 million.  During the nine months ended September 30, 2005, cash flows provided by financing activities were approximately $630.2 million and were comprised primarily of funds received from issuance of stock and proceeds from mortgages payable, net of mortgage payments.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Offerings.  However, there may be a delay between the sale of our shares and our purchase of real estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any unused proceeds from the Offerings in investments that could yield lower returns than our targeted investments in real estate related assets.  These lower returns may affect our ability to make distributions or the amount actually distributed.

The amount of monies to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.  Until proceeds from our Offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.

As a result of the increasing demand on the part of institutional and global investors for institutional quality real estate located in major U.S. markets, we believe that prices paid to acquire institutional quality real estate have increased since we began accumulating our real estate portfolio.  This increase in the cost of acquired real estate results in downward pressure on current yields from such assets, which would be expected to create downward pressure on the rate of current distributions we are able to make.  We expect this trend to continue for the rest of 2006 and into 2007.  Rather than compromise the quality of our real estate portfolio, we intend to maintain our objective of building a portfolio of high quality institutional real estate.  Although this strategy may result in delays in locating suitable investments, higher acquisition prices and lower returns in the short-term, we believe our portfolio’s overall long-term performance will be enhanced.  Our board of directors has and will continue to evaluate our distributions on at least a quarterly basis and depending on investment trends at the time, it may consider lowering our distribution rate for subsequent periods.

We borrowed approximately $50.4 million (the “Woodcrest Loan”) under a loan agreement (the “Woodcrest Loan Agreement”) with Citigroup Global Markets Realty Corp. to pay a portion of our purchase price of Woodcrest Center.  The interest rate under the Woodcrest Loan is fixed at 5.08585% per annum and requires monthly payments of interest only through January 2011, with monthly payments of interest and principal of approximately $0.3 million required beginning February 2011 and continuing to January 2016, the maturity date.  Woodcrest Center is held as collateral for the Woodcrest Loan.  The Woodcrest Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole but not in part, from and after the third payment date prior to the maturity date, provided that at least fifteen days prior written notice is given.  As of September 30, 2006, our outstanding principal balance under the Woodcrest Loan was approximately $50.4 million.

We borrowed approximately $30.3 million (the “Riverview Loan”) under a loan agreement (the “Riverview Loan Agreement”) with Citigroup Global Markets Realty Corp. in February 2006.  The interest rate under the Riverview Loan is fixed at 5.485% per annum and requires monthly payments of interest only through February 2011, with monthly payments of interest and principal of approximately $0.2 million required beginning March 2011 and continuing to February 2016, the maturity date.  Riverview Tower, which we acquired on October 5, 2005, is held as collateral for the Riverview Loan.  The Riverview Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and allows prepayment, in whole but not in part, from and after the third payment date prior to the maturity date, provided that at least fifteen days prior written notice is given.  As of September 30, 2006, our outstanding principal balance under the Riverview Loan was approximately $30.3 million.

We assumed borrowings of approximately $114.2 million (the “Burnett Loan”) under a loan agreement (the “Burnett Loan Agreement”) with Bank of America, N.A. to pay a portion of our purchase price of Burnett Plaza.  The interest rate under the Burnett Loan is fixed at 5.0163% per annum and requires monthly payments of interest only through April 2008, with monthly payments of interest and principal of approximately $0.6 million required beginning May 2008 and continuing to April 1, 2015, the maturity date.  Burnett Plaza is held as collateral for the Burnett Loan.  Prepayment, in whole or in part, is not permitted under the Burnett Loan Agreement.  As of September 30, 2006, our outstanding principal balance under the Burnett Loan was approximately $114.2 million.

We borrowed approximately $16.3 million (the “10777 Clay Road Loan”) under a loan agreement (the “10777 Clay Road Loan Agreement”) with JP Morgan Chase Bank, N.A to pay a portion of our purchase price of 10777 Clay Road.  The interest rate under the 10777 Clay Road Loan is fixed at 5.845% per annum and requires monthly payments of interest only through April 2011, with monthly payments of interest and principal of approximately $0.1 million required beginning May 2011 and continuing to April 2016, the maturity date.  10777 Clay Road Tower is held as collateral for the 10777 Clay Road Loan.  The 10777 Clay Road Loan Agreement allows prepayment, in whole but not in part, from and after the third payment date prior to the maturity date, provided that at least thirty days prior written notice is given.  As of September 30, 2006, our outstanding principal balance under the 10777 Clay Road Loan was approximately $16.3 million.

We borrowed approximately $84.0 million (the “Paces West Loan”) under a loan agreement (the “Paces West Loan Agreement”) with Bear Stearns to pay a portion of our purchase price of Paces West.  The interest rate under the Paces West Loan is fixed at 5.4417% per annum and requires monthly payments of interest only through May 2011, with monthly payments of interest and principal of approximately $474,000 required beginning June 2011 and continuing to May 2016, the maturity date.  Paces West is held as collateral for the Paces West Loan.  The Paces West Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prepayment, in whole or in part, is not permitted.  As of September 30, 2006, our outstanding principal balance under the Paces West Loan was approximately $84.0 million.

We borrowed approximately $202.0 million (the “Riverside Loan”) under a loan agreement (the “Riverside Loan Agreement”) with Greenwich Capital Financial Products, Inc. to pay a portion of our purchase price of Riverside Plaza.  The interest rate under the Riverside Loan is fixed at 5.75% per annum until June 30, 2008 and fixed at 6.191% per annum thereafter.  Initial monthly payments of interest only are required through September 6, 2011, with monthly payments of interest and principal of approximately $1.2 million required beginning July 6, 2011 and continuing to June 6, 2016, the maturity date.  Riverside Plaza is held as collateral for the Riverside Loan.  The Riverside Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prepayment, in whole but not in part, is permitted.  As of September 30, 2006, our outstanding principal balance under the Riverside Loan was approximately $202.0 million.

We borrowed approximately $131.0 million (the “Terrace Loan”) under a loan agreement (the “Terrace Loan Agreement”) with Lehman Brothers Bank, FSB to pay a portion of our purchase price of the Terrace.  The interest rate under the Terrace Loan is fixed at 5.75% per annum through July 2008 and fixed at 6.22302% per annum thereafter.  Initial monthly payments of interest only are required through July 2011, with monthly payments of interest and principal of approximately $0.8 million required beginning August 2011 and continuing to July 11, 2016, the maturity date.  The Terrace is held as collateral for the Terrace Loan.  The Terrace Loan Agreement requires a minimum debt coverage ratio of not less than 1.01 and prepayment, in whole but not in part, is permitted.  As of September 30, 2006, our outstanding principal balance under the Terrace Loan was approximately $131.0 million.

We borrowed approximately $16.5 million (the “Alexander Road Loan”) under a loan agreement (the “Alexander Road Loan Agreement”) with Bear Stearns Commercial Mortgage, Inc. to pay a portion of our purchase price of 600/619 Alexander Road.  The interest rate under the Alexander Road Loan is fixed at 6.103% per annum.  Initial monthly payments of interest only are required through July 2011, with monthly payments of interest and principal of approximately $0.1 million required beginning August 2011 and continuing to July 1, 2016, the maturity date.  600/619 Alexander Road is held as collateral for the Alexander Road Loan.  The Alexander Road Loan Agreement requires a minimum debt coverage ratio of not less than 1.10 and prepayment, in whole but not in part, is permitted.  As of September 30, 2006, our outstanding principal balance under the Alexander Loan was approximately $16.5 million.

As of September 30, 2006, we were in compliance with all financial covenants and restrictions.

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

Our calculation of FFO for the three and nine months ended September 30, 2006 and 2005 is presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(8,375)	$(640)	$(11,999)	$(3,335)
Preferred stock dividends	—	—	—	—
Net loss allocable to common stock	(8,375)	(640)	(11,999)	(3,335)

Real estate depreciation (1)	11,687	3,353	25,876	6,306
Real estate amortization (1)	12,118	3,853	25,671	8,207
Funds from operations (FFO)	$15,430	$6,566	$39,548	$11,178

Historical weighted average shares (2)	93,959	40,242	82,499	26,856
10% stock dividend retroactive adjustment	—	4,025	—	2,686
GAAP weighted average shares	93,959	44,267	82,499	29,542

_________________________

(1)                                  This represents our proportionate share of the depreciation and amortization expenses of our wholly-owned properties and those in which we own TIC interests.  The expenses of the TIC interests are reflected in our equity in earnings from these TIC investments.

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

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of approximately $1.7 million and $535,000 was recognized for the three months ended September 30, 2006 and 2005, respectively, and approximately $3.8 million and $1.2 million was recognized for the nine months ended September 30, 2006 and 2005, respectively.

•                  Bad debt expense of approximately $78,000 and $70,000 was recognized for the three months ended September 30, 2006 and 2005, respectively, and approximately $101,000 and $45,000 was recognized for the nine months ended September 30, 2006 and 2005, respectively.

Straight-line rental revenue and bad debt expense of the TIC interests are reflected in our equity in earnings from these TIC investments and are included in the amounts presented above.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt,  each of which may impact the amount of cash available for distribution to our stockholders.

During the nine months ended September 30, 2006, we declared and paid distributions in excess of FFO and expect to continue to do so in the near-term.  Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets. Over the long-term, we expect that a greater percentage of our distributions will be from FFO (except to the extent of distributions from the sale of our assets).  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

Mortgages Payable	Total	2006	2007	2008	2009	2010	Thereafter
Principal	$1,017,369	$209	$1,481	$2,689	$3,450	$26,689	$982,851
Interest	505,077	14,083	56,394	56,856	57,008	56,690	264,046
Total	$1,522,446	$14,292	$57,875	$59,545	$60,458	$83,379	$1,246,897

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4.                    Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-

15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance and not absolute assurance that the objectives of the controls systems are met, and an evaluation of controls can provide only reasonable assurance and not absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase prices for redeemed shares are set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or need for long-term care, other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the quarter ended September 30, 2006, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
July 2006	—	$—	—	(1)
August 2006	234,939	$8.74	234,939	(1)
September 2006	—	$—	—	(1)

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

No matters were submitted to a vote of security holders during the third quarter of 2006.

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

BEHRINGER HARVARD REIT I, INC.

Dated: November 14, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1.1	Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-11 filed on October 20, 2003)

3.1.2	Certificate of Correction to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on December 15, 2005)

3.1.3	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)

3.1.4	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on September 26, 2006)

3.2.1	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.2	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

10.1	Letter Agreement, dated November 13, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees.

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

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