Form 10-K
period 2006-12-31
BEHRINGER HARVARD REIT I INC
filed 2007-03-30
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the
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
Yes ☐    No ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $877 million and as of December 31, 2006 was approximately $1.2 billion, in each case assuming a market value of $10.00 per share.

As of March 15, 2007, the Registrant had 137,732,323 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2007, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.

FORM 10-K

Year Ended December 31, 2006

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. (which may be referred to herein as the “Company,” “we,” “us” or “our”) and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.            Business.

General Description of Business

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2006, and the date of this filing, we believe we are in compliance with all applicable REIT requirements.

We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  To date, all of our investments have been institutional quality office properties located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, we also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common (“TIC”) interests, or in entities that make investments similar to the foregoing.  We completed our first property acquisition in October 2003 and, as of December 31, 2006, we owned interests in 36 office properties located in 16 states and the District of Columbia.

We are externally managed and advised by Behringer Advisors LP (“Behringer Advisors”), a Texas limited partnership that was formed in June 2002.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

We currently own all of our investments through Behringer Harvard Operating Partnership I LP, a Texas limited partnership formed in June 2002 (“Behringer Harvard OP”), or subsidiaries thereof.  As of January 1, 2007, our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard OP and owned 17 partnership units of Behringer Harvard OP for which its predecessor in interest contributed $170.  As of January 1, 2007, our wholly-owned subsidiary, BHR Business Trust, a Maryland business trust, was a limited partner of Behringer Harvard OP and owned approximately 107.0 million partnership units of Behringer Harvard OP for which its predecessor in interest contributed approximately $1.0 billion.  As of January 1, 2007, our wholly-owned subsidiary, BHR Partners, LLC, a Delaware limited liability company, was a limited partner of Behringer Harvard OP and owned approximately 14.6 million partnership units of Behringer Harvard OP for which its predecessor in interest contributed approximately $138.9 million.  Our ownership of real estate investments through Behringer Harvard OP is referred to as an “UPREIT.”  The UPREIT structure allows us to acquire real estate investments in exchange for limited partnership units in Behringer Harvard OP.  In addition, this structure allows sellers of properties to transfer their properties to Behringer Harvard OP in exchange for units of Behringer Harvard OP and defer gain recognition for tax purposes on the transfer of properties.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1605.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC and is used by permission.

Public Offering of Common Stock; Use of Proceeds

On February 19, 2003, we commenced a public offering (the “Initial Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Initial Offering also covered the registration of up to 8,000,000 shares offered pursuant to our distribution reinvestment plan (“DRIP”) and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sold pursuant to the Initial Offering.  We terminated the Initial Offering on February 19, 2005.

 On February 11, 2005, we commenced a second public offering (the “Second Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 under the Securities Act.  The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

 On October 20, 2006, we commenced a third public offering (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 under the Securities Act. The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  The Current Offering will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended with respect to the shares offered under our DRIP or as otherwise permitted under applicable law.

As of December 31, 2006, we had 121,884,470 shares of our common stock outstanding pursuant to the Offerings, including the effect of distribution reinvestments, redemptions, 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and shares issued on October 1, 2005 pursuant to a 10% stock dividend, for aggregate gross proceeds of approximately $1.2 billion.  Net proceeds after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $1.0 billion.

2006 Highlights

During 2006, we completed the following key transactions:

•                              we issued approximately 54,021,000 shares of our common stock (inclusive of distribution reinvestments and redemptions) resulting in gross proceeds to us of approximately $538.2 million;

•                              we acquired 15 office properties representing approximately 7.5 million square feet for an aggregate purchase price of approximately $1.7 billion;

•                              we increased our ownership interests in three of our TIC properties; (1) increasing our interest in the Pratt Building from a 50.68% TIC interest to 100% ownership; (2) increasing our interest in the  Minnesota Center from a 14.47% TIC interest to a 93.07% TIC interest; and (3) increasing our interest in the Colorado Building from a 79.48% TIC interest to 81.49% TIC interest; and

•                              we began the Current Offering covering 200,000,000 shares of our common stock plus an additional 50,000,000 shares of common stock available pursuant to our DRIP.

Investment Objectives

Our investment objectives are:

•                              to preserve, protect and return investors’ capital contributions;

•                              to maximize cash distributions paid to investors;

•                              to realize growth in the value of our investments upon the ultimate sale of these investments; and

•                              to list our shares for trading on a national securities exchange or, if we do not list our shares by 2017, to make an orderly disposition of our assets and distribute the cash to our investors, unless a majority of our directors, including a majority of our independent directors, extends this date.

Acquisition and Investment Policies

We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  To date, all of our investments have been institutional quality office properties located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, we also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions.  We also may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, including those previously issued by programs sponsored by Behringer Harvard Holdings or its affiliates, or in entities that make investments similar to the foregoing.  Although our investments to date have been located in the United States, we also may invest in real estate assets located outside the United States.  Our investment strategy is intended to provide investors with a geographically diversified portfolio of real estate assets.

We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons.

As of December 31, 2006, we owned interests in 36 properties in 16 states and the District of Columbia.  As of December 31, 2006, the properties in which we own an interest were approximately 94% leased on a combined basis.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested substantially all of our capital raised in our Offerings, at which point our board of directors also may consider the unrealized appreciation of our real estate assets, as determined by Behringer Advisors in its sole discretion, when evaluating compliance with our policy limitation.  We typically borrow, and expect to continue borrowing, more than 55% of the contract purchase price of any real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.  In making this determination, our board considers relevant financial factors, particularly whether borrowing additional amounts are expected to be accretive to returns related to the particular portfolio investment.  As of December 31, 2006, we have borrowed approximately 60.5% of the aggregate value of our assets and, on average, approximately 70% of the contract purchase price of each acquired real estate asset.  We expect these percentage amounts to increase if we use any unencumbered real estate assets to secure additional borrowings or borrow additional amounts on currently encumbered assets.  Our board of directors must review our aggregate borrowings at least quarterly.

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income to our stockholders on an annual basis.  We currently intend, although we are not legally obligated, to make regular monthly distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so.  Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code.

Distributions are paid to investors who are stockholders as of the record dates selected by our board of directors.  Our board of directors currently declares distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they purchase shares.  There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay currently established distributions or maintain distributions at any particular level, or that distributions will increase over time.  Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per share Purchase Price*
4th Qtr. 2003	$0.1764376 per share	7%
Fiscal Year 2004	$0.6999970 per share	7%
Fiscal Year 2005	$0.6999970 per share	7%
Fiscal Year 2006	$0.6999970 per share	7%
1st Qtr. 2007	$0.1726020 per share	7%
2nd Qtr. 2007	$0.1745198 per share	7%

* The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than 7%, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share or acquired in connection with our 10% stock dividend.

Tax Status

We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified since the year ended December 31, 2004.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute at least 90% of our REIT taxable income to our stockholders on an annual basis.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

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

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

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

Employees

We have no direct employees.  The employees of Behringer Advisors and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.  To date, we have invested only in office properties.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC a registration statement in connection with our Current Offering.  Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.         Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to an Investment in Behringer Harvard REIT I

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of Behringer Advisors, our advisor, in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements.  Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the management ability of Behringer Advisors and the oversight of our board of directors.  We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which may have investment objectives and employ investment strategies that are substantially similar to ours.  Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns.  In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.  In addition, if we are unable to invest our offering proceeds in income-producing real properties in a timely manner, we will hold the proceeds of this offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate.  Delays in selecting, acquiring and developing properties could adversely affect our results of operations, financial condition and ability to make distributions to you.

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

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, including Robert M. Behringer, who would be difficult to replace.  We do not have employment agreements with our executive officers and we cannot guarantee that they will remain affiliated with us.  Although several of our executive officers and key employees, including Mr. Behringer, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor.  If any of our key personnel were to cease their affiliation with us, our operating results could suffer.  Further, although Behringer Harvard Holdings has key person insurance on the life of Mr. Behringer, we do not intend to separately maintain key person life insurance on Mr. Behringer or any other person.  We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel.  Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to real properties both nationally and in certain geographic regions.  Maintaining these relationships is important for us to effectively compete for real properties.  We cannot assure you that we will be successful in retaining and attracting these relationships.  If we lose or are unable to obtain the services of key personnel or do not maintain or establish appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and advisor are limited.

Our charter, and agreements entered into with our officers and directors states that we may indemnify our directors, our officers, our agents, our advisor and its affiliates for losses or liability they may suffer so long as the person seeking indemnity has determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers and agents, and our advisor and its affiliates, than might otherwise exist under common law.

Your investment may be subject to additional risks if we make international investments.

We may purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following risks:

•                  governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

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

•                  social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

We do not have substantial experience with international investments.

Neither we nor our sponsor, Behringer Harvard Holdings, or any of its affiliates has any substantial experience investing in real property or other investments outside the United States.  Although our real property investments to date have been located in the United States, we also may invest in real estate assets located outside the United States.  We do not anticipate that these international investments would comprise a substantial portion of our portfolio.  If we invest in real estate assets outside of the United States, we intend to invest primarily in institutional quality office properties.  We are not limited as to the specific geographic regions where we may conduct our operations.  We may not have the expertise necessary to maximize the return on our international investments.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Behringer Advisors faces conflicts of interest relating to the purchase and leasing of properties, that may not be resolved in our favor.

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  As a result, we may be buying properties at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our advisor and/or its affiliates are buying properties, and these other Behringer Harvard sponsored programs may use investment strategies that are substantially similar to ours.  Behringer Harvard Advisors I LP and Behringer Harvard Advisors II LP, are the advisors to other Behringer Harvard sponsored real estate programs.  Our executive officers and the executive officers of our advisor also are the executive officers of Behringer Harvard Advisors I LP, Behringer Harvard Advisors II LP and other REIT advisors, the general partners of limited partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common ownership.  There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate, which may have an investment strategy that is substantially similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties.  If one of the other Behringer Harvard sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.  Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, since other Behringer Harvard sponsored programs may be competing with us for such investments.

Behringer Advisors faces conflicts of interest relating to joint ventures, TIC investments or other co-ownership arrangements that could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

We may enter into joint ventures, TIC investments or other co-ownership arrangements with third parties as well as other Behringer Harvard programs having similar investment objectives and utilizing leverage to acquire, develop or improve properties.  We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  These investments may involve risks not otherwise present with other methods of investing in real estate, including, for example:

•                  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•                  the co-venturer, co-tenant or partner may have economic or business interests or goals that are, or that become inconsistent with, our business interests or goals;

•                  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

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

If we enter into a joint venture, TIC investment or other co-ownership arrangement with another Behringer Harvard program, Behringer Advisors may have a conflict of interest when determining when and whether to buy or sell a particular real estate property.  For example, Behringer Harvard Short-Term Fund I will never have an active trading market.  Therefore, if our shares become listed on a national securities exchange, we may develop more divergent goals and objectives from the joint venturer with respect to the resale of properties in the future.  In addition, in the event we joint venture with a Behringer Harvard program that has a term shorter than ours, including Behringer Harvard Opportunity REIT I, the joint venture may be required to sell its properties at the time of the other Behringer Harvard program’s liquidation.  We may not desire to sell the properties at such time.  Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Behringer and his affiliates have sponsored other Behringer Harvard real estate funds, agreements and transactions among us and those parties with respect to any joint venture, TIC investment or other co-ownership arrangement between or among such parties will not have the benefit of arms length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of Behringer Advisors, certain conflicts of interest will exist.

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

Behringer Advisors purchased 1,000 shares of our non-participating, non-voting, convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  The terms of the convertible stock provide that, generally, holders of convertible stock will receive shares of common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The shares of convertible stock will be converted into shares of common stock automatically if:

•                  the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital;

•                  the shares of common stock are listed for trading on a national securities exchange; or

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

Our advisor and Mr. Behringer, as affiliates of our advisor and of us, can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange.  Accordingly, our advisor can influence both the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.

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

Under our advisory agreement, Behringer Advisors is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders.  However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders.  In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees.  In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory agreement also requires us to pay a performance-based termination fee to our advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that the advisory agreement expires without renewal or is terminated, other than because of a material breach by the advisor; the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 9% cumulative, non-compounded, annual return; or the shares of common stock are listed for trading on a national securities exchange.  To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing even if, but for the termination fee, termination of the advisory agreement would be in our best interest.  In addition, the requirement to pay a fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor.  Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

Because we rely on affiliates of Behringer Harvard Holdings to provide advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, HPT Management, our property management company, and Behringer Securities, the dealer manager of this offering.  The operations of our advisor, HPT Management and Behringer Securities represent a substantial majority of the business of Behringer Harvard Holdings.  In light of the common ownership of these entities and their importance to Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, HPT Management and Behringer Securities.  While we believe that Behringer Harvard Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter.  Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter.  “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power.  Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares.  The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by the charter or bylaws of the corporation.  Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock.  We can offer no assurance that this provision will not be amended or eliminated at any time in the future.  This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

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

Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that he or she acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law.  You should be aware that our share redemption program contains certain restrictions and limitations.  Shares may be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or disability of a stockholder, next to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy, next to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA and, finally, to other redemption requests.  We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).  Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time.  Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

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

Existing stockholders and potential investors in this offering do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock, of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 17,500,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval.  Shares may be issued in the discretion of our board of directors.  Existing stockholders and investors purchasing shares in this offering will likely experience dilution of their equity investment in us in the event that we (1) sell shares in this offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our affiliated property management company, or their affiliates, or the warrants issued in our prior offering to participating broker-dealers or our independent directors, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP.  In addition, the partnership agreement for Behringer Harvard OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP.  Because the limited partnership interests of Behringer Harvard OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.  Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to Behringer Advisors and its affiliates will reduce cash available for investment and payment of distributions.

Behringer Advisors and its affiliates perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans and the administration of our other investments.  Behringer Advisors is paid substantial fees for these services, which reduces the amount of cash available for investment in properties or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence or deliberate malfeasance by the property manager in performing its duties.  Our board of directors may find the performance of our property manager to be unsatisfactory.  However, unsatisfactory performance by the property manager may not constitute “willful misconduct, gross negligence or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

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

Approximately 76.95% of our aggregate distributions made in 2006 constituted a return of capital and approximately 72% of our aggregate distributions made in 2005 constituted a return of capital.  Distributions constitute a return of capital when and to the extent the amount of the distributions exceed earnings and profits as determined on a tax basis.  In fiscal year 2006 and 2005, we made cash distributions aggregating $60.1 million and $22.4 million, respectively, to our stockholders.  Of these amounts, approximately 23.05%, or $13.9 million, in fiscal 2006, and approximately 28%, or $6.3 million, in fiscal 2005 was paid using cash generated from our operations.  The remaining amounts were paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.  We can give no assurance that these sources will be available in the future to fund distributions if cash generated from our operations is insufficient.

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

•                  There may be a delay between the sale of the common stock and our purchase of real properties.  During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

•                  If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•                  Federal income tax laws require REITs to distribute at least 90% of their “REIT taxable income” to stockholders on an annual basis.  This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs.  If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

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

As a result of the increasing demand on the part of institutional and global investors for institutional quality real estate located in major U.S. markets, the costs of acquiring institutional quality real estate have increased since we began accumulating our real estate portfolio.  This results in downward pressure on current yields from such assets, which would be expected to create downward pressure on the rate of current distributions we are able to make.  Rather than compromise the quality of our real estate portfolio, which could have a negative effect on a liquidity event, we intend to maintain our objective of building a portfolio of high quality institutional real estate.  Although this strategy may result in delays in locating suitable investments, higher acquisition costs and lower returns in the short-term, we believe our portfolio’s overall long-term performance will be enhanced.  Our board of directors has and will continue to evaluate our distributions on at least a quarterly basis and depending on investment trends at the time, may consider lowering our distribution rate for subsequent periods.

Until we generate operating cash flow sufficient to make distributions to our stockholders, we may make distributions from other sources in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and may negatively impact the value of your investment.

Until we generate operating cash flow sufficient to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets, in anticipation of future operating cash flow.  Accordingly, the amount of distributions paid at any time may not reflect current cash flow from operations.  To the extent distributions are paid from offering proceeds, we will have less money available to invest in properties, which may negatively impact our ability to achieve our investment objectives.  In such an event, the value of your investment in us could be impaired.

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

We and the other public programs sponsored by Behringer Harvard Holdings have experienced losses in the past, and we may experience similar losses in the future.

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

Substantially all of the gross proceeds of our offerings will be used to make investments in institutional quality real estate and investments in real estate related securities.  In addition, a lender may require escrow of reserves in excess of our established reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

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

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations.  Under current law, income that we generate from derivatives or other transactions intended to hedge our interest rate risk may constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and also may be treated as nonqualifying income for purposes of the 95% income test also applicable to REITs unless specified requirements are met.  In addition, any income from foreign currency or other hedging transactions may constitute nonqualifying income for purposes of both the 75% and 95% income tests.  As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The State of Texas recently enacted legislation that creates a new “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to you.

In May 2006, the State of Texas enacted legislation which replaces the current franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The new legislation expands the number of entities covered by the current Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this new property tax legislation, our reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  We hold significant assets in Texas.  As a consequence, the new margin tax, combined with the decrease of reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to you.

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

We intend to hold the various real properties and other investments until Behringer Advisors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that these objectives will not be met.  Otherwise, Behringer Advisors, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange by 2017, unless a majority of the board of directors and a majority of the independent directors approve otherwise.  The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand conditions.  We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

We may invest some or all of the proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements.  We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we will be subject to normal lease-up risks relating to newly constructed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

We may enter into one or more contracts, either directly or indirectly through joint ventures, TIC investments or other co-ownership arrangements with affiliates or others, to acquire real property from Behringer Development Company LP (“Behringer Development”), an affiliate of Behringer Advisors.  Properties acquired from Behringer Development or its affiliates may be either existing income-producing properties, properties to be developed or properties under development.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties.  In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property.  Typically, Behringer Development or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion.  We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property.  However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•                  Behringer Development or its affiliates fails to develop the property;

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•                  we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations.  However, Behringer Development or its affiliates’ obligation to refund our earnest money deposit will be guaranteed by HPT Management, our property manager, which provides property management and leasing services to various Behringer Harvard sponsored programs, including us, for substantial monthly fees.  As of the time HPT Management may be required to perform under any guaranty, we cannot assure that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment.  If we were forced to collect our earnest money deposit by enforcing the guaranty of HPT Management, we will likely be required to accept installment payments over time payable out of the revenues of HPT

Management’s operations.  We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

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

From time to time, we may attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Any of the foregoing events may have an adverse effect on our operations.

Our operating results will be negatively affected if our investments, including investments in TIC interests promoted by our affiliates, do not meet projected distribution levels.

Behringer Harvard Holdings and its affiliates have promoted a number of TIC real estate projects.  Some of these projects have not met the distribution levels anticipated in the projections produced by Behringer Harvard Holdings and its affiliates.  In addition, certain other projects have not achieved the leasing and operational thresholds projected by Behringer Harvard Holdings and its affiliates.  If projections related to our investments, including any TIC interests in which we invest, are inaccurate, we may pay too much for an investment and our return on our investment could suffer.

Specifically, several TIC investment programs have not benefited from expected leasing improvements.  Behringer Harvard Holdings has provided support for some of these programs in the form of master leases and other payments.  In addition, the Beau Terre Office Park TIC program is currently underperforming relative to projections, which were based on seller representations that Behringer Harvard Holdings believes to be false.  With respect to this program, Behringer Harvard Holdings has completed a settlement with the investors to support their returns and is pursuing a claim against the seller on behalf of the investors and itself.

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

All real property and the operations conducted on real property are subject to federal, state, local and foreign laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals.  Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

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

Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990.  Under this Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We attempt to acquire properties that comply with the Act or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the Act.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for Act compliance may affect cash available for distributions and the amount of distributions to you.

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

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We are permitted to, and typically do, acquire real properties by using either existing financing or borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional real properties or to pay distributions to our stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested most of our capital from all of our offerings.  As a result, we typically borrow, and expect to continue borrowing, more than 55% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

We do not borrow money secured by a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.

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

We may finance our property acquisitions using interest only mortgage indebtedness.  During the interest only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan.  The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan.  If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates.  Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

Our fixed-term financing arrangements generally require us to make “balloon” payments at maturity.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.  In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.  Any of these results would have a significant, negative impact on your investment.

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

Certain of the real estate related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.  The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

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

Aside from investments in institutional quality commercial properties, we are permitted to invest in real estate related securities, including securities issued by other real estate companies, collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests.  To date, however, we have focused on acquiring interests in office buildings and other commercial properties.  We may not have the expertise necessary to maximize the return on real estate related securities.

We may acquire real estate related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities.  The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations.  Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer – time that otherwise could be allocated to managing our business.  These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

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

Risks Associated with Section 1031 TIC Transactions

We may have increased exposure to liabilities from litigation as a result of our participation in Section 1031 TIC transactions.

Many of our acquisitions of TIC interests were or will be structured to qualify for like-kind exchange treatment under Section 1031 of the Code and we, through our affiliates, intend to continue to enter into Section 1031 TIC transactions in the future.  Section 1031 TIC Transactions are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code, including single member limited liability companies or similar entities (“Behringer Harvard Exchange Entities”).  We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions.  Although our participation in Section 1031 TIC Transactions has certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause these transactions not to achieve their intended value.  In certain Section 1031 TIC Transactions it is anticipated that we will receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of these transactions.  Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, or us.  We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants.  Any amounts we are required to expend defending claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of TIC interests in Section 1031 TIC transactions.

We may directly sell TIC interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or result in these transactions not achieving their intended value.  Furthermore, the Internal Revenue Service may determine that the sale of TIC interests is a “prohibited transaction” under the Code, which would cause all of the gain we realize from the sale to be taxed with none of the gain available for distribution to our stockholders.  The Internal Revenue Service also may audit the purchasers of TIC interests and successfully challenge the qualification of the transaction as a like-kind exchange.  We also may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell TIC interests.  In addition, as a seller of TIC interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction.  Any alleged failure by us to comply with these requirements could expose us to risks of litigation.  Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We are subject to certain risks in connection with our arrangements with Behringer Harvard Exchange Entities.

We anticipate that, in connection with most of our property acquisitions, we currently or subsequently may become TIC owners of properties in which Behringer Harvard Exchange Entities subsequently sell TIC interests to 1031 Participants.  At the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing that (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which TIC interests are to be sold; or (3) we will provide security for the guarantee of such bridge loans.  Accordingly, in the event that a Behringer Harvard Exchange Entity is unable to sell all co-tenancy interests in one or more of its properties, we may be required to purchase the unsold co-tenancy interests in such property or properties.  In any event, as an owner of TIC interests in properties, we will be subject to the risks that ownership of co-tenancy interests with unrelated third parties entails.  Furthermore, to the extent we guarantee certain bridge loans associated with TIC transactions, we, as well as the co-tenants, will become liable for the lender’s customary carve-outs under the applicable mortgage loan financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

We have acquired a substantial portion of properties in the form of TIC or other co-tenancy arrangements and we expect to enter into more such arrangements in the future.  Therefore, we are subject to risks associated with co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

We have entered into TIC or other co-tenancy arrangements to acquire a substantial portion of our properties.  Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as the following:

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

We elected to be taxed as a REIT commencing with our 2004 tax year.  As a result, for the 2003 tax year, we were taxed as a corporation.  However, we were not required to pay any income taxes because we did not have any taxable income for the period.  In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

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

Failure to maintain an acquired entity’s REIT status may cause us to lose our REIT status.

We may, from time to time, acquire entities that own real estate including other entities that have elected to be taxed as a REIT.  In this latter case, if we decide to maintain the entity’s status as a REIT at the time we acquire it, but later fail to maintain or operate the entity in accordance with the various rules governing REIT status, the entity would likely lose its status as a REIT.  Failure to maintain the acquired entity’s status as a REIT would also likely cause us to lose our status as a REIT, all of which could have a material adverse effect on our results of operation, financial condition and the return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates typically enters into a number of contractual arrangements with Behringer Harvard Exchange Entities that guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we are paid fees that could be characterized by the Internal Revenue Service as non-qualifying income.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years.  We use reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect the return on your investment.

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

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example, if we have net income from a “prohibited transaction,” would be subject to a 100% tax.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on the income.  In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of the tax liability.  We also may be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  Any federal or state taxes paid by us will reduce our cash available for distribution to our stockholders.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to you will be reduced.

From time to time, we may acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S.  As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and similar foreign taxes in connection with U.S. ownership of foreign real property or foreign securities.  The country in which the real property is located may impose these taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in foreign real property or foreign securities.  As a result, you may be subject to taxes imposed by the foreign country, plus any U.S. federal income taxes imposed on taxable income from any foreign real property or foreign securities.  If a foreign country imposes income taxes on profits from our investments in foreign real property or foreign securities, you may be eligible to claim a tax credit in the U.S. to offset the income taxes paid to the foreign country; however, there is no guarantee that tax credits will be available or that they will fully eliminate the double taxation of a given real property or other stock or security.  The imposition of any foreign country taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you.  Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you.  We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments.  Moreover, if we invest in foreign real property or in securities of an entity owning foreign real property, we may be required to file income tax or other information returns in the foreign jurisdiction to report any income attributable to ownership of real properties or other securities in the other country.  Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you.  You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

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

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property.  This could affect our ability to continue to qualify as a REIT.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.            Properties.

General

As of December 31, 2006, we owned interests in 36 office properties located 16 states and the District of Columbia.  All of these properties consist of developed institutional quality office buildings with office space that is currently leased to tenants.  In the aggregate, these properties represent approximately 12.3 million rentable square feet.  As of December 31, 2006, the properties in which we own an interest were approximately 94% leased on a combined basis.

The following table presents certain additional information about our wholly-owned properties at December 31, 2006:

			Approximate
		Date	Rentable			Approximate	Approximate
Property Name	Location	acquired	Square Footage	Encumbrances		Purchase Price	% leased
				(in millions)		(in millions)
Cyprus Building	Englewood, CO	12/17/04	153,000	$—		$20.6	100%
Ashford Perimeter	Atlanta, GA	01/06/05	288,000	35.4		54.0	75%
Utah Building	El Segundo, CA	04/21/05	150,000	20.0		29.9	78%
Lawson Commons	St. Paul, MN	06/10/05	436,000	58.3		86.6	99%
Downtown Plaza	Long Beach, CA	06/14/05	100,000	12.6		19.7	100%
Gateway 12	Diamond Bar, CA	07/20/05	41,000	5.9		9.0	100%
Gateway 22	Diamond Bar, CA	07/20/05	55,000	9.7		13.6	100%
Gateway 23	Diamond Bar, CA	07/20/05	72,000	13.0		18.5	100%
Southwest Center	Tigard, OR	07/20/05	88,000	15.3		22.3	98%
Waterview	Richardson, TX	07/20/05	230,000	26.8		39.9	100%
Buena Vista Plaza	Burbank, CA	07/28/05	115,000	22.0		41.7	100%
One Financial Plaza	Minneapolis, MN	08/02/05	394,000	43.0		64.2	89%
Riverview Tower	Knoxville, TN	10/05/05	334,000	30.3		42.3	96%
G Street Property	Washington, D.C.	11/15/05	307,000	100.0		145.1	84%
Woodcrest Center	Cherry Hill, NJ	01/11/06	333,000	50.4		80.5	99%
Burnett Plaza	Ft Worth, TX	02/10/06	1,025,000	114.2		177.5	98%
10777 Clay Road	Houston, TX	03/14/06	227,000	16.3		26.3	100%
Paces West	Atlanta, GA	04/19/06	646,000	84.0		131.3	100%
Riverside Plaza	Chicago, IL	06/02/06	1,184,000	202.0		301.5	92%
The Terrace	Austin, TX	06/21/06	619,000	131.0		172.0	96%
600/619 Alexander	Princeton, NJ	06/28/06	97,000	16.5		23.2	94%
Grandview	Birmingham, AL	10/20/06	149,000	17.0		24.2	92%
Bank of America Plaza	Charlotte, NC	10/26/06	887,000	150.0		205.8	99%
Three Parkway	Philadelphia, PA	10/30/06	561,000	67.1		94.8	90%
4440 El Camino Real	Los Altos, CA	11/02/06	97,000	27.7	(1)	49.1	100%
Fifth Third Center	Cleveland, OH	11/16/06	508,000	49.3		65.3	88%
Resurgens Plaza	Atlanta, GA	11/30/06	400,000	82.0		118.7	94%
5 & 15 Wayside	Burlington, MA	12/08/06	270,000	—		84.5	100%
Eldridge Place	Houston, TX	12/13/06	519,000	75.0		108.1	93%
Pratt Building (2)	Baltimore, MD	12/17/04-12/31/06	368,000	37.0		64.1	88%
			10,653,000	$1,511.8		$2,334.3

(1)          Excludes unamortized premium of approximately $2.4 million.

(2)          We acquired a 50.68% TIC interest in the Pratt Building in December 2004.  During the fourth quarter of 2006, we acquired the remaining interests in the property, and as of December 31, 2006, we wholly own the Pratt Building.

The following table presents certain additional information about the properties in which we own TIC interests at December 31, 2006:

			Approximate		Carrying		Our
		Date	Rentable		Value of	Approximate	TIC
Property Name	Location	acquired	Square Footage	Encumbrances (1)	Investment	% leased	Interest (2)
				(in millions)	(in millions)
Minnesota Center	Bloomington, MN	10/15/03	276,000	$26.9	$42.4	94%	93.07%
Enclave on the Lake	Houston, TX	04/12/04	171,000	7.0	9.2	100%	36.31%
St. Louis Place	St. Louis, MO	06/30/04	337,000	6.9	11.0	88%	35.71%
Colorado Building	Washington, D.C.	08/10/04	122,000	22.8	37.8	99%	81.49%
Travis Tower	Houston, TX	10/01/04	507,000	22.2	32.5	94%	60.43%
Alamo Plaza	Denver, CO	02/24/05	191,000	9.6	12.7	96%	30.58%
			1,604,000	$95.4	$145.6

(1)          Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents our mortgage payable for our TIC interest only.

(2)          Our TIC interest in Minnesota Center increased from approximately 14.47% at December 31, 2005 to 93.07% at December 31, 2006.  Our TIC interest in the Colorado Building increased from approximately 79.48% at December 31, 2005 to 81.49% at December 31, 2006.

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

Pursuant to the SEC’s rules, for each subsequent property acquisition for which we are required to file a current report, we will file a Form 8-K containing information regarding the property acquired, the financial statements related thereto, if necessary, and other pertinent information related to such property.

Future Lease Payments Table

The following table presents future minimum base rental payments due to us over the next ten years at our wholly-owned properties as of December 31, 2006 (in thousands):

2007	$181,626
2008	176,649
2009	163,212
2010	146,920
2011	114,222
2012	96,844
2013	79,232
2014	63,526
2015	45,493
2016	33,510

Item 3.            Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.  Pursuant to the Current Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at $9.50 per share pursuant to our distribution reinvestment plan.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our Current Offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During our Offerings and for the first three full fiscal years following the termination of the last public equity offering of shares of our common stock the value of the shares is deemed the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

We view our offering stage as complete upon the termination of our first public equity offering that is not followed by another public equity offering.  For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, Behringer Harvard OP.

Holders

As of March 15, 2007, we had approximately 138,000,000 shares of common stock outstanding held by a total of approximately 33,600 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  Our board declares cash distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they purchase shares.  In 2006 and 2005, approximately $0.3 million and $0.1 million of distributions, respectively, were declared and paid related to Behringer OP limited partnership units which are recorded as a reduction to minority interest.  All other distributions are recorded to stockholders equity.  Until proceeds from our Offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we have and may continue to pay all or a portion of our distributions from the proceeds of the Offerings or from borrowings in anticipation of future cash flow.  Of the amounts distributed by us in 2006, 76.95% represented a return of capital and 23.05% were distributions from the taxable earnings of real estate operations.  In fiscal years 2006 and 2005, we made cash distributions aggregating approximately $60.1 million and $22.4 million, respectively, to our stockholders.  Of these amounts, approximately $13.9 million and $6.3 million, in fiscal years 2006 and 2005, respectively, was paid using cash generated from our operations.  The remaining amounts were paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.  The following table shows the distributions declared and paid for the fiscal years ended December 31, 2006 and 2005 (in thousands):

	Distributions	Distributions
2006	Declared	Paid
Fourth Quarter	$ 19,726	$ 18,328
Third Quarter	16,690	15,939
Second Quarter	14,339	13,873
First Quarter	12,461	11,959
	$63,216	$60,099

2005
Fourth Quarter	$11,382	$10,160
Third Quarter	7,210	6,104
Second Quarter	4,269	3,653
First Quarter	2,730	2,436
	$25,591	$22,353

Recent Sales of Unregistered Securities

We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our shareholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	40,500	$9.16	11,959,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	40,500	$9.16	11,959,500	*

*  All shares authorized for issuance pursuant to options not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase prices for redeemed shares are set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or need for long-term care, other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended December 31, 2006, we redeemed shares as follows:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
	Redeemed	per Share	or Programs	Programs
October 2006	—	$—	—	(1)
November 2006	250,319	$8.75	250,319	(1)
December 2006	—	$—	—	(1)

(1)          A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.            Selected Financial Data.

At December 31, 2006, we owned interests in 36 properties; at December 31, 2005, we owned interests in 21 properties; and at December 31, 2004, we owned interests in seven properties.  At December 31, 2003, we owned an interest in one property, and we owned no properties during the period from inception (June 28, 2002) through December 31, 2002.  Accordingly, the selected financial data for each fiscal year presented below reflects significant increases in all categories.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

As of December 31,	2006	2005	2004	2003	2002

Total assets	$2,694,972	$900,582	$198,888	$11,685	$197

Long-term debt obligations	$1,609,702	$353,555	$82,354	$4,333	$—
Other liabilities	167,756	26,224	6,613	281	—
Minority interest (1)	3,072	3,375	—	—	—
Stockholders' equity	914,442	517,428	109,921	7,071	197
Total liabilities and stockholders’ equity	$2,694,972	$900,582	$198,888	$11,685	$197

					From inception
					(June 28, 2002)
	Year ended	Year ended	Year ended	Year ended	through
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Rental revenues	$161,306	$31,057	$130	$—	$—

Net loss	$(22,432)	$(5,722)	$(1,539)	$(289)	$(3)

Basic and diluted loss per share (2)	$(0.25)	$(0.15)	$(0.26)	$(1.84)	$(0.12)

Distributions declared per share (2)	$0.70	$0.67	$0.64	$0.58	$—

(1)           Minority interest consists of 432,586 units of limited partnership interests in Behringer OP.

(2)                                  Basic and diluted loss per share and distributions declared per share for each period presented reflects the effect of the 10% stock dividend issued October 1, 2005.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”.)  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our the financial statements.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense.  These variances could be material to our financial statements.

Investments in TIC Interests

As of December 31, 2006, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided TIC interests in various office buildings.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under the AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken in 2006, 2005 or 2004.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments which could be material to our financial statements.

Overview

We were incorporated in June 2002 as a Maryland corporation and have elected to be taxed, and currently qualify, as a real estate investment trust, or REIT, for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  To date, all of our investments have been institutional quality office properties located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, we also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.

In the year ended December 31, 2006, we purchased 15 real estate properties and increased our ownership interest in three of our TIC properties.  As of December 31, 2006, we owned, through 100% ownership or TIC interests, a portfolio of 36 office properties located in 16 states and the District of Columbia.

On February 19, 2003, we commenced the Initial Offering of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.  The Initial Offering also covered the registration of up to 8,000,000 shares offered pursuant to our DRIP and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sold pursuant to the Initial Offering.  We terminated the Initial Offering on February 19, 2005.

On February 11, 2005, we commenced the Second Offering of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 under the Securities Act.  The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

On October 20, 2006, we commenced the Current Offering of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 under the Securities Act. The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  The Current Offering will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended with respect to the shares offered under our DRIP or as otherwise permitted under applicable law.

Results of Operations

At December 31, 2006, we owned interests in 36 office properties; at December 31, 2005, we owned interests in 21 office properties; and at December 31, 2004, we owned interests in seven office properties.  Accordingly, our results of operations for each fiscal year presented reflect significant increases in most categories due to the growth of our portfolio of properties.  We revised the presentation of our 2004 Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption to conform to current presentation.  See Note 17 – “Revisions to Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2004” in the Notes to the Consolidated Financial Statements.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

Revenue. Rental revenue for the year ended December 31, 2006 was from our wholly-owned properties and was approximately $161.3 million as compared to approximately $31.1 million for the year ended December 31, 2005.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  Management expects increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2006 was approximately $35.7 million as compared to approximately $6.5 million for the year ended December 31, 2005 and was comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.  Management expects increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense.  Interest expense for the year ended December 31, 2006 was approximately $50.9 million as compared to approximately $13.1 million for the year ended December 31, 2005 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  The increase is primarily due to the $1.3 billion increase in our mortgages payable during 2006.  Management expects increases in interest expense in the future as we purchase and invest in additional real estate properties.

Rate Lock Extension Expense (Recoveries).  There was no rate lock extension expense or recoveries for the year ended December 31, 2006.  Rate lock extension recoveries for the year ended December 31, 2005 were approximately $0.5 million and represent the refund of interest rate lock extension fees from the year ended December 31, 2004.  Although we continue to enter into interest rate lock agreements, we do not expect to incur rate lock extension fee expense in the future.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2006 were approximately $22.0 million as compared to approximately $3.8 million for the year ended December 31, 2005 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  Management expects increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees. Property management fees for the year ended December 31, 2006 were approximately $4.9 million as compared to approximately $1.5 million for the year ended December 31, 2005, and were comprised of property management fees related to our wholly-owned real estate properties and TIC interest investments.   The increase in property management fees is primarily due to our increased number of wholly-owned real estate properties.  Management expects increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the year ended December 31, 2006 were approximately $5.1 million as compared to approximately $1.9 million for the year ended December 31, 2005 and were comprised of asset management fees associated with our wholly-owned properties and TIC interest investments.  Asset management fees of approximately $2.7 million were waived by Behringer Advisors for the year ended December 31, 2006.  Management expects increases in asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2006 was approximately $1.6 million as compared to approximately $1.3 million for the year ended December 31, 2005 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2006 was approximately $73.3 million as compared to approximately $15.0 million for the year ended December 31, 2005 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  Management expects increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income. Interest income for the year ended December 31, 2006 was approximately $5.0 million as compared to approximately $2.7 million for the year ended December 31, 2005 and was comprised of interest income associated with funds on deposits with banks.  The increase in 2006 is primarily due to higher cash balances on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the year ended December 31, 2006 was approximately $4.8 million as compared to $3.1 million for the year ended December 31, 2005 and was comprised of our share of equity in the earnings of our TIC interest investments.  This increase is due to improved earnings at our TIC interest properties and increases in our TIC ownership interest in Minnesota Center, the Colorado Building and the Pratt Building during 2006.  During the fourth quarter of 2006, we bought the remaining TIC interest in the Pratt Building, and this property was wholly-owned at December 31, 2006.  Therefore, beginning in 2007, equity in earnings of investments in TIC interests will not include the earnings of the Pratt Building.

Fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004

Revenue. Rental revenue was from our wholly-owned properties and was approximately $31.1 million for the fiscal year ended December 31, 2005 as compared to approximately $130,000 for the year ended December 31, 2004.  The increase in rental revenue was primarily due to our purchase of 13 wholly-owned real estate properties during 2005.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2005 was approximately $6.5 million as compared to approximately $2,000 for the year ended December 31, 2004 and was comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses was primarily due to our purchase of 13 wholly-owned real estate properties during 2005.

Interest Expense. Interest expense for the year ended December 31, 2005 was approximately $13.1 million and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  During the year ended December 31, 2004, interest expense was approximately

$1.7 million and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our tenant–in-common interest investments.

Rate Lock Extension Expense (Recoveries).  Rate lock extension recoveries for the year ended December 31, 2005 were $525,000 and represented the refund of interest rate lock extension fees from 2004.  Rate lock extension expense for the year ended December 31, 2004 was $525,000.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2005 were approximately $3.8 million as compared to approximately $20,000 for the year ended December 31, 2004 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes was primarily due to our purchase of 13 wholly-owned real estate properties during 2005.

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

General and Administrative Expense. General and administrative expense for the year ended December 31, 2005 was approximately $1.3 million as compared to approximately $712,000 for the year ended December 31, 2004 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increased amount in 2005 was due to more corporate activity in this fiscal year.

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

Equity in Earnings of Investments in Tenant-in-Common Interests. Equity in earnings of investments in TIC interests for the year ended December 31, 2005 was approximately $3.1 million and was comprised of our share of equity in the earnings of our seven TIC interest investments.  During the year ended December 31, 2004, we owned six TIC interest investments, resulting in equity in earnings of investments in TIC interests of approximately $1.4 million.

Cash Flow Analysis

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

At December 31, 2006, we owned interests in 36 properties, and at December 31, 2005, we owned interests in 21 properties.  As a result, our cash flows for the year ended December 31, 2006 are not comparable to the cash flows for the year ended December 31, 2005.

Cash flows provided by operating activities for the year ended December 31, 2006 were approximately $49.2 million and were primarily comprised of the net loss of approximately $22.4 million adjusted for depreciation and amortization of approximately $68.1 million.  During the year ended December 31, 2005, cash flows provided by operating activities were approximately $9.0 million and were primarily comprised of the net loss of approximately $5.7 million adjusted for depreciation and amortization of approximately $14.9 million.

Cash flows used in investing activities for the year ended December 31, 2006 were approximately $1.6 billion and were primarily comprised of purchases of real estate totaling approximately $1.5 billion.  During the year ended December 31, 2005, cash flows used in investing activities were approximately $588.6 million and were comprised primarily of the purchase of real estate investments.

Cash flows provided by financing activities for the year ended December 31, 2006 were approximately $1.5 billion and were comprised primarily of proceeds from mortgages payable, net of mortgage payments, of approximately

$1.1 billion and funds received from the issuance of stock, net of redemptions and offering costs, of approximately $454.8 million.  During the year ended December 31, 2005, cash flows provided by financing activities were approximately $682.3 million and were comprised primarily of funds received from the issuance of stock and proceeds from mortgages payable.

Fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004

At December 31, 2005, we owned interests in 21 properties, and at December 31, 2004, we owned interests in seven properties.  As a result, our cash flows for the year ended December 31, 2005 are not comparable to the cash flows for the year ended December 31, 2004.  Certain cash flow items for fiscal year 2004 have been revised to conform to current presentation.  See Note 17 – “Revisions to Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2004” in the Notes to the Consolidated Financial Statements.

Cash flows provided by operating activities for the year ended December 31, 2005 were approximately $9.0 million and were primarily comprised of the net loss of approximately $5.7 million adjusted for depreciation and amortization of approximately $14.9 million.  During the year ended December 31, 2004, cash flows used in operating activities were approximately $0.3 million.

Cash flows used in investing activities for the year ended December 31, 2005 were approximately $588.6 million and were primarily comprised of purchases of real estate totaling approximately $564.0 million.  During the year ended December 31, 2004, cash flows used in investing activities were approximately $158.4 million and were comprised primarily of the purchase of TIC interest investments.

Cash flows provided by financing activities for the year ended December 31, 2005 were approximately $682.3 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $427.7 million and proceeds from mortgages payable, net of mortgage payments, of approximately $271.2 million.  During the year ended December 31, 2004, cash flows provided by financing activities were approximately $179.6 million and were comprised primarily of funds received from the issuance of stock and proceeds from mortgages payable.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Offerings of our securities.  However, there may be a delay between the sale of our shares and our purchase of properties or mortgage loan investments and receipt of income from such purchase, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  We expect that at least 88.3% of the money that stockholders invest in the Current Offering will be used to make real estate investments and approximately 2.6% of the gross proceeds of the Current Offering will be used for payment of fees and expenses related to the selection and acquisition of the investments.  The remaining 9.1% will be used to pay selling commissions, dealer manager fees and organization and offering expenses.  Our advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on our behalf.  After a contract for the purchase of a property is executed, the property will not be purchased until the substantial completion of due diligence.  During this period, we may decide to temporarily invest any unused proceeds from the Current Offering in investments that could yield lower returns than the properties.  These lower returns may affect our ability to make distributions.

The amount of distributions to be distributed to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we have and may continue to pay all or a portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow.  Of the amounts distributed by us in 2006, 76.95% represented a return of capital and 23.05% were distributions from the taxable earnings of real estate operations.  In fiscal year 2006, 2005 and 2004, we made cash distributions aggregating approximately $60.1 million, $22.4 million and $3.1 million, respectively, to our stockholders.  Of these amounts, approximately $13.9 million, $6.3 million, and $278,000, in fiscal years 2006, 2005 and 2004, respectively, was paid using cash generated from our operations.  The remaining portion was paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.  We can give no assurance that these sources will be available in the future to fund distributions if cash generated from our operations is insufficient.

During 2006, our mortgages payable increased to approximately $1.6 billion at December 31, 2006, from approximately $353.6 million at December 31, 2005, as a result of property acquisitions.  Each of our mortgage loans is collateriazed by the property that was acquired in association with that loan.  Our mortgage interest rates range from 5.16% to 6.223%.  Generally, our mortgage loans mature at approximately ten years from origination and require payments of interest only for approximately five years, with payments of principal and interest thereafter.  At December 31, 2006, our mortgages payable have maturity dates that range from November 2010 to January 2017.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At December 31, 2006, we were in compliance with each of the debt covenants under our loan agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

Mortgages Payable	Total	2007	2008	2009	2010	2011	Thereafter
Principal (1)	$1,607,260	$2,105	$3,373	$4,185	$31,038	$50,042	$1,516,517
Interest	800,381	89,722	90,247	90,265	89,945	86,149	354,053
Total	$2,407,641	$91,827	$93,620	$94,450	$120,983	$136,191	$1,870,570

(1) Excludes unamortized premium of approximately $2.4 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our calculations of FFO for the years ended December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005

Net loss	$(22,432)	$(5,722)
Preferred stock dividends	—	—
Net loss allocable to common stock	(22,432)	(5,722)

Real estate depreciation (1)	40,305	10,744
Real estate amortization (1)	42,038	12,626
Funds from operations (FFO)	$59,911	$17,648

Historical weighted average shares (2)	89,638	36,200
10% stock dividend retroactive adjustment	—	2,020
GAAP weighted average shares	89,638	38,220

(1)    This represents the depreciation and amortization expense of the properties we wholly own and our share of depreciation and amortization expense of the properties in which we own TIC interests.  The expenses of the TIC interests are reflected in our equity in earnings from these TIC investments.

(2)    On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005, with an issue date of October 1, 2005.  In accordance with SFAS No. 128, “Earnings per Share,” we are required to reflect the effects of the stock dividend in our weighted average shares outstanding for the periods presented in our financial statements.  The historical weighted average shares above are shown without the retroactive effect of the stock dividend.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of approximately $7.2 million and $1.8 million was recognized for years ended December 31, 2006 and 2005, respectively,

•                  Amortization of intangible lease assets and liabilities was recognized as a net decrease to rental revenues of approximately $4.9 million and a net increase of $47,000 for the years ended December 31, 2006 and 2005, respectively;

•                  Bad debt expense of approximately $112,000 and $7,000 was recognized for the years ended December 31, 2006 and 2005, respectively, and

•                  Amortization of deferred financing costs of approximately $1.3 million and $0.5 million was recognized as interest expense for the years ended December 31, 2006 and 2005, respectively.

Straight-line rental revenue, amortization of intangible lease assets and liabilities and bad debt expense of the TIC interests are reflected in our equity in earnings from these TIC investments and are included in the amounts presented above.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the years ended December 31, 2006 and 2005, we declared and paid distributions in excess of FFO and expect to continue to do so.  Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets. Given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments in TIC interests, and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Rental revenue	$161,306	$31,057

Operating expenses:
Property operating expenses	35,694	6,463
Real estate taxes	21,999	3,838
Property management fees	4,947	1,502
Total operating expenses	62,640	11,803

Net operating income	$98,666	$19,254

Reconciliation to Net loss
Net operating income	$98,666	$19,254

Less: Depreciation and amortization	(73,275)	(15,033)
General and administrative expense	(1,614)	(1,254)
Interest expense and rate lock extension recoveries	(50,877)	(12,612)
Asset management fees	(5,099)	(1,857)
Add: Interest income	4,963	2,665
Equity in earnings of investments of TIC interests	4,804	3,115

Net loss	$(22,432)	$(5,722)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 was effective beginning January 1, 2007 and the adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At December 31, 2006, all of our borrowings were at fixed interest rates.

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

There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving PricewaterhouseCoopers LLP that occurred within the fiscal year and the interim period prior to September 2, 2005.  PricewaterhouseCoopers LLP’s report on our financial statements for the fiscal year ended December 31, 2004 did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

We provided PricewaterhouseCoopers LLP with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above), and PricewaterhouseCoopers LLP furnished us with a letter addressed to the SEC stating that it agrees with the statements made by us in the Form 8-K, a copy of which was filed as an exhibit to the Current Report on Form 8-K.

Item 9A.         Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

 There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the first quarter of 2006, we implemented a new accounting and property management system throughout our operations.  This software change affected all aspects of our accounting and financial systems and resulted in a significant change to our internal controls.  While we believe these changes improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes.  We modified our system of internal control over financial reporting in order to address the impact of these software changes, and provide that our controls, as modified, continue to be designed appropriately and operate effectively.

Item 9B.         Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

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

Behringer Harvard REIT I, Inc.

Dated: March 30, 2007	By:	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2007	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

March 30, 2007	/s/ Robert S. Aisner
Robert S. Aisner
President, Chief Operating Officer and Director

March 30, 2007	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 30, 2007	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 30, 2007	/s/ Charles G. Dannis
Charles G. Dannis
Director

March 30, 2007	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 30, 2007	/s/ G. Ronald Witten
G. Ronald Witten
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm–Deloitte & Touche LLP	F-2

Report of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statements of the Colorado Building

Report of Independent Auditors on Financial Statements of the Colorado Building	F-23

The Colorado Building Combined Balance Sheets as of December 31, 2006 and 2005	F-24

The Colorado Building Combined Statements of Operations for the years ended December 31, 2006, 2005 and the period from August 10, 2004 (date of acquisition) through December 31, 2004	F-25

The Colorado Building Combined Statements of Tenant-in-Common Interests for the years ended December 31, 2006, 2005 and the period from August 10, 2004 (date of acquisition) through December 31, 2004	F-26

The Colorado Building Statements of Combined Cash Flows for the years ended December 31, 2006, 2005 and the period from August 10, 2004 (date of acquisition) through December 31, 2004	F-27

Notes to Combined Financial Statements	F-28

Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	F-34

Schedule III – Real Estate and Accumulated Depreciation	F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.:

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flow of Behringer Harvard REIT I, Inc. and its subsidiaries (the “Company for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the summary of activity in real estate facilities set forth in the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2005, except for footnote 15, as to which the date is October 1, 2005 and footnote 17, as to which the date is March 28, 2006

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

(in thousands, except share and per share amounts)

	2006	2005
Assets
Real estate
Land	$269,968	$139,235
Buildings, net	1,637,738	370,196
Total real estate	1,907,706	509,431

Cash and cash equivalents	124,948	128,742
Restricted cash	103,343	24,964
Accounts receivable, net	21,205	3,736
Prepaid expenses and other assets	2,434	658
Loan deposits	1,580	4,156
Escrow deposits	125	3,015
Investments in tenant-in-common interests	145,621	141,405
Deferred financing fees, net	17,912	4,645
Note receivable	3,013	—
Lease intangibles, net	367,014	79,830
Receivables from affiliates	71	—
Total assets	$2,694,972	$900,582

Liabilities and stockholders’ equity
Liabilities
Mortgages payable	$1,609,702	$353,555
Accounts payable	2,390	896
Payables to affiliates	2,080	618
Acquired below-market leases, net	98,812	11,072
Dividends payable	7,096	3,979
Accrued liabilities	53,683	8,605
Subscriptions for common stock	3,216	1,054
Other liabilities	479	—
Total liabilities	1,777,458	379,779

Commitments and contingencies

Minority interest	3,072	3,375

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 121,884,470 and 67,863,168 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	12	7
Additional paid-in capital	1,085,806	603,452
Cumulative distributions and net loss	(171,376)	(86,031)
Total stockholders’ equity	914,442	517,428
Total liabilities and stockholders’ equity	$2,694,972	$900,582

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations
For the Years ended December 31, 2006, 2005 and 2004

(in thousands except share and per share amounts)

	2006	2005	2004

Rental revenue	$161,306	$31,057	$130

Expenses
Property operating expenses	35,694	6,463	2
Interest expense	50,877	13,137	1,690
Rate lock extension (recoveries)	—	(525)	525
Real estate taxes	21,999	3,838	20
Property management fees	4,947	1,502	205
Asset management fees	5,099	1,857	90
Organization expenses	—	—	218
General and administrative	1,614	1,254	712
Depreciation and amortization	73,275	15,033	—
Total expenses	193,505	42,559	3,462

Interest income	4,963	2,665	390

Equity in earnings of investments in tenant-in-common interests	4,804	3,115	1,403

Net loss	$(22,432)	$(5,722)	(1,539)

Basic and diluted weighted average shares outstanding	89,637,553	38,220,101	5,894,567

Basic and diluted loss per share	$(0.25)	$(0.15)	$(0.26)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders' Equity
For the Years ended December 31, 2006, 2005 and 2004

(in thousands)

	Convertible Stock		Common Stock		Additional	Cumulative Distributions	Total
	Number	Par	Number	Par	Paid-in	and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2004	—	$—	844	$—	$7,455	$(383)	$7,072

Issuance of common stock, net	—	—	12,166	1	107,182	—	107,183
Redemption of common stock	—	—	(33)	—	(332)	—	(332)
Distributions declared on common stock	—	—	—	—	—	(3,784)	(3,784)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	132	—	1,321	—	1,321
Net loss						(1,539)	(1,539)

Balance at December 31, 2004	—	—	13,109	1	115,626	(5,706)	109,921

Issuance of common stock, net	—	—	48,231	4	429,054	—	429,058
Redemption of common stock	—	—	(150)	—	(1,370)	—	(1,370)
Stock dividend-10%	—	—	5,521	1	49,136	(49,137)	—
Distributions declared on common stock	—	—	—	—	—	(25,466)	(25,466)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,152	1	11,006	—	11,007
Net loss						(5,722)	(5,722)

Balance at December 31, 2005	—	—	67,863	7	603,452	(86,031)	517,428

Issuance of common stock, net	—	—	51,569	5	458,288	—	458,293
Redemption of common stock	—	—	(680)	—	(5,913)	—	(5,913)
Issuance of convertible stock, net	1	—	—	—	1	—	1
Distributions declared on common stock	—	—	—	—	—	(62,913)	(62,913)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,132	—	29,978	—	29,978
Net loss			—			(22,432)	(22,432)

Balance at December 31, 2006	1	$—	121,884	$12	$1,085,806	$(171,376)	$914,442

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows
For the Years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities
Net loss	$(22,432)	$(5,722)	$(1,539)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	68,143	14,928	—
Amortization of deferred financing fees	1,327	522	52
Equity in earnings of investments in tenant-in-common interests	(4,804)	(3,115)	(1,403)
Distributions from investments in tenant-in-common interests	4,804	3,115	1,403
Change in accounts receivable	(16,914)	(3,491)	—
Change in prepaid expenses and other assets	5,373	449	122
Change in lease intangibles	(2,838)	(459)	—
Change in accounts payable	1,282	15	863
Change in accrued liabilities	14,395	2,598	370
Net change in receivables or payables to affiliates	842	200	(200)
Cash provided by (used in) operating activities	49,178	9,040	(332)

Cash flows from investing activities
Purchases of tenant-in-common interests	(19,565)	(14,958)	(128,976)
Return of investments in tenant-in-common interests	6,226	7,256	1,634
Purchases of real estate	(1,480,037)	(564,025)	(20,645)
Escrow deposits on real estate to be acquired	2,890	4,879	(7,894)
Additions of property and equipment	(8,059)	(380)	—
Investment in note receivable	(3,013)	—	—
Change in restricted cash	(76,217)	(21,409)	(2,500)
Cash used in investing activities	(1,577,775)	(588,637)	(158,381)

Cash flows from financing activities
Financing costs	(14,594)	(3,533)	(1,597)
Proceeds from mortgages payable	1,112,449	271,734	78,065
Payments on mortgages payable	(701)	(533)	(44)
Loan deposits on real estate to be acquired	2,576	(2,356)	(1,800)
Issuance of convertible stock	1	—	—
Issuance of common stock	514,003	481,621	121,385
Redemptions of common stock	(3,648)	(1,370)	(332)
Offering costs	(55,518)	(52,563)	(14,202)
Distributions	(30,010)	(11,246)	(1,765)
Distributions to minority interest holders	(303)	(100)	—
Change in subscriptions for common stock	2,162	(1,892)	2,936
Change in subscription cash received	(2,162)	1,892	(2,936)
Net change in receivables or payables to affiliates	548	618	(77)
Cash provided by financing activities	1,524,803	682,272	179,633

Net change in cash and cash equivalents	(3,794)	102,675	20,920
Cash and cash equivalents at beginning of year	128,742	26,067	5,147
Cash and cash equivalents at end of year	$124,948	$128,742	$26,067

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

1.             Business and Organization

Business

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  To date, all of our investments have been institutional quality office properties located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, we also may acquire institutional quality industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of market conditions.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP”).  As of January 1, 2007, our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard OP and owned 17 partnership units of Behringer Harvard OP for which its predecessor in interest contributed $170.  As of January 1, 2007, our wholly-owned subsidiary, BHR Business Trust, a Maryland business trust, was a limited partner of Behringer Harvard OP and owned approximately 107.0 million partnership units of Behringer Harvard OP for which its predecessor in interest contributed approximately $1.0 billion.  As of January 1, 2007, our wholly-owned subsidiary, BHR Partners, LLC, a Delaware limited liability company, was a limited partner of Behringer Harvard OP and owned approximately 14.6 million partnership units of Behringer Harvard OP for which its predecessor in interest contributed approximately $138.9 million.

We are externally managed and advised by Behringer Advisors LP, a Texas limited partnership that was formed in June 2002 (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Organization

On February 19, 2003, we commenced a public offering (the “Initial Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Initial Offering also covered the registration of up to 8,000,000 shares offered pursuant to our distribution reinvestment plan (“DRIP”) and up to 3,520,000 shares issuable to broker-dealers pursuant to warrants whereby participating broker-dealers would have the right to purchase one share for every 25 shares they sold pursuant to the Initial Offering.  We terminated the Initial Offering on February 19, 2005.

 On February 11, 2005, we commenced a second public offering (the “Second Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 under the Securities Act.  The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

 On October 20, 2006, we commenced a third public offering (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 under the Securities Act. The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  The Current Offering will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended with respect to the shares offered under our DRIP or as otherwise permitted under applicable law.

As of December 31, 2006, we had 121,884,470 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”.)  As of December 31, 2006, we had no shares of preferred stock issued and outstanding, and we had options to purchase 40,500 shares of common stock outstanding at a weighted average exercise price of $9.16 and warrants to purchase 750,937 shares of common stock from the Initial Offering issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend if issued prior to September 30, 2005.  At December 31, 2006, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

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

Our common stock is not currently listed on a national exchange.  However, management anticipates by 2017 either listing the common stock on a national exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidating) prior to 2013.  In the event we do not obtain listing prior to 2017, our charter requires us to begin selling our properties and liquidating our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives for acquired lease intangibles range from 1.6 years to 12.0 years.

Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease
Intangibles
2007	$53,428
2008	51,585
2009	37,885
2010	35,666
2011	24,206

As of December 31, 2006 and 2005, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
2006	Improvements	Leases	Leases	Leases
Cost	$1,680,077	$376,705	$36,889	$(107,840)
Less: depreciation and amortization	(42,339)	(42,048)	(4,532)	9,028
Net	$1,637,738	$334,657	$32,357	$(98,812)

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
2005	Improvements	Leases	Leases	Leases
Cost	$377,004	$84,300	$4,681	$(12,104)
Less: depreciation and amortization	(6,808)	(8,223)	(928)	1,032
Net	$370,196	$76,077	$3,753	$(11,072)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of December 31, 2006 and 2005 also included approximately $100.1 million and $21.4 million, respectively, held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our wholly-owned properties.  Our allowance for doubtful accounts was approximately $96,000, $42,000, and $1,000 as of December 31, 2006, 2005 and 2004, respectively.

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

Investments in Tenant-in-Common Interests

Investments in tenant-in–common interests consists of our undivided TIC interests in various office buildings located in Colorado, Minnesota, Missouri, Texas and the District of Columbia.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the years ended December 31, 2006, 2005 or 2004.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $1.8 million and $0.6 million as of December 31, 2006 and 2005, respectively.

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

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of December 31, 2006, the balance of our asset retirement obligation is approximately $0.5 million and is included in other liabilities.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2006 and 2005 was approximately $6.8 million and $1.2 million, respectively.  There were no straight-line rent adjustments for the year ended December 31, 2004.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and we have qualified since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the

Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the year ended December 31, 2006, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At December 31, 2006, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At December 31, 2006 and 2005, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2006, we had options to purchase 40,500 shares of common stock outstanding at a weighted average exercise price of $9.16 and warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering at $10.91 per share which were issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  At December 31, 2006, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our wholly-owned real estate properties.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

3.             New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 was effective beginning January 1, 2007 and the adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

4.                                      Acquisitions

The following table provides a summary of the properties we acquired during the fiscal year ended December 31, 2006:

			Approximate			Approximate
			Rentable			Purchase Price
		Date	Square Footage	Encumbrances		(including closing costs)
Property Name	Location	acquired	(unaudited)	(in millions)		(in millions)
Woodcrest Center	Cherry Hill, NJ	01/11/06	333,000	$50.4		$80.5
Burnett Plaza	Fort Worth, TX	02/10/06	1,025,000	114.2		177.5
10777 Clay Road	Houston, TX	03/14/06	227,000	16.3		26.3
Paces West	Atlanta, GA	04/19/06	646,000	84.0		131.3
Riverside Plaza	Chicago, IL	06/02/06	1,184,000	202.0		301.5
The Terrace	Austin, TX	06/21/06	619,000	131.0		172.0
600/619 Alexander Road	Princeton, NJ	06/28/06	97,000	16.5		23.2
Grandview	Birmingham, AL	10/20/06	149,000	17.0		24.2
Bank of America Plaza	Charlotte, NC	10/26/06	887,000	150.0		205.8
Three Parkway	Philadelphia, PA	10/30/06	561,000	67.1		94.8
4440 El Camino Real	Los Altos, CA	11/02/06	97,000	27.7	(1)	49.1
Fifth Third Center	Cleveland, OH	11/16/06	508,000	49.3		65.3
Resurgens Plaza	Atlanta, GA	11/30/06	400,000	82.0		118.7
5 & 15 Wayside	Burlington, MA	12/08/06	270,000	—		84.5
Eldridge Place	Houston, TX	12/13/06	519,000	75.0		108.1
			7,522,000	$1,082.5		$1,662.8

(1)  4440 El Camino’s encumbrance excludes unamortized premium of approximately $2.4 million.

In addition to the acquisitions of wholly-owned properties listed above, during 2006 we increased our ownership interests in three of our TIC properties.  We increased our interest in (1) the Pratt Building from a 50.68% TIC interest to 100% ownership; (2) the Minnesota Center from a 14.47% TIC interest to a 93.07% TIC interest; and (3) the Colorado Building from a 79.48% TIC interest to a 81.49% TIC interest.

5.                                      Investments in TIC Interests

The following is a summary of our TIC interest investments as of December 31, 2006 and 2005 (in thousands):

	2006	2005	2006		2005
	TIC	TIC	Carrying Value	Mortgages	Carrying Value	Mortgages
Property Name	Interest	Interest	of Investment	Payable (2)	of Investment	Payable (2)
Minnesota Center	93.07%	14.47%	$42,405	$26,901	$5,616	$4,237
Enclave on the Lake	36.31%	36.31%	9,196	6,999	9,767	7,107
St. Louis Place	35.71%	35.71%	10,984	6,940	11,491	7,028
Colorado Building	81.49%	79.48%	37,831	22,817	37,936	22,253
Travis Tower	60.43%	60.43%	32,510	22,154	33,562	22,444
Alamo Plaza	30.58%	30.58%	12,695	9,634	13,488	9,634
Pratt Building (1)	—	50.68%	—	—	29,545	18,752
Total			$145,621	$95,445	$141,405	$91,455

(1)          We acquired a 50.68% TIC interest in the Pratt Building in December 2004.  During the fourth quarter of 2006, we acquired the remaining interests in the property and, as of December 31, 2006, we wholly own the Pratt Building.

(2)          Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents our mortgage payable for our investment interest only.

Our undivided TIC interest investments as of December 31, 2006 and 2005 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

	2006	2005
Land	$33,380	$40,079
Buildings, net	166,589	203,487
Lease intangibles, net	27,498	42,562
Cash and cash equivalents	3,783	2,007
Restricted cash	15,286	22,810
Accounts receivable and other assets	3,825	3,558
Total assets	$250,361	$314,503

Acquired below market lease intangibles, net	$2,983	$4,260
Other liabilities	5,668	6,680
Total liabilities	8,651	10,940

Equity	241,710	303,563

Total liabilities and equity	$250,361	$314,503

In 2006, we recorded approximately $4.8 million of equity in earnings and approximately $11.0 million of distributions from our undivided TIC interest investments.  In 2005, we recorded approximately $3.1 million of equity in earnings and approximately $10.4 million of distributions from our undivided TIC interest investments.  In 2004, we recorded approximately $1.4 million of equity in earnings and approximately $3.0 million of distributions from our undivided TIC interest investments. During 2006, we increased our TIC interest in two of our TIC properties and we acquired all of the remaining TIC interests in the Pratt Building, and at December 31, 2006, the Pratt Building was our wholly-owned property.  Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the years ended December 31, 2006, 2005 and 2004 as follows (in thousands):

	2006	2005	2004
Revenue	$46,941	$42,584	$16,812

Operating expenses:
Operating expenses	13,227	11,867	4,536
Property taxes	5,870	5,249	2,327
Total operating expenses	19,097	17,116	6,863

Operating income	27,844	25,468	9,949

Non-operating (income) expenses:
Depreciation and amortization	18,486	18,823	6,190
(Interest income)/bank fees, net	(368)	(156)	7
Total non-operating (income) expenses	18,118	18,667	6,197

Net income	$9,726	$6,801	$3,752

Company's share of TIC net income	$4,804	$3,115	$1,403

Company's share of total TIC distributions	$11,030	$10,371	$3,037

6.                                      Pro Forma (unaudited)

The year ended December 31, 2004, was our first year of substantial operations.  Therefore, the following summary presents the results of operations (in thousands) for the year ended December 31, 2004 on an unaudited basis, as if the acquisition of the Cyprus Building, acquired December 16, 2004, had occurred on January 1, 2004.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1, 2004, nor are they indicative of results of operations that may occur in the future.

Total revenues	$3,226
Total expenses	5,922
Interest income	390
Equity in investments	1,403
Net loss	$(903)

Basic and diluted weighted average shares outstanding	11,003
Basic and diluted loss per share	$(0.08)

7.                                      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2006, for our wholly-owned properties are as follows (in thousands):

2007	$181,626
2008	176,649
2009	163,212
2010	146,920
2011	114,222
Thereafter	391,453
Total	$1,174,082

8.                                      Mortgages Payable

Our mortgages payable has increased to approximately $1.6 billion at December 31, 2006 from approximately $353.6 million at December 31, 2005 as a result of borrowings related to our property acquisitions.  Each of our mortgage loans is collateriazed by the property that was acquired in association with that loan.  Our mortgages payable are all fixed rate mortgages with interest rates ranging from 5.16% to 6.223%.  Generally, our mortgage loans mature at approximately ten years from origination and require payments of interest only for approximately five years, with payments of principal and interest thereafter.  At December 31, 2006, our mortgages payable have maturity dates that range from November 2010 to January 2017.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At December 31, 2006 and 2005, we were in compliance with each of the debt covenants under our loan agreements.

The following table summarizes our mortgages payable as of December 31, 2006 (in thousands):

Principal payments due in:
2007	$2,105
2008	3,373
2009	4,185
2010	31,038
2011	50,042
Thereafter	1,516,517
unamortized premium	2,442
Total	$1,609,702

9.             Stockholders’ Equity

Capitalization

As of December 31, 2006, we had 121,884,470 shares of our common stock outstanding, including 22,000 shares owned by Behringer Harvard Holdings and the 10% stock dividend issued in 2005.  On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005 to be issued on October 1, 2005.  The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend. As of December 31, 2005, we had 67,863,168 shares of our common stock outstanding, including 22,000 shares owned by Behringer Harvard Holdings.  As of December 31, 2006 and 2005, we had no shares of preferred stock issued and outstanding.  As of December 31, 2006, options to purchase 40,500 shares of common stock were outstanding and none had been exercised. As of December 31, 2005, options to purchase 24,000 shares of common stock were outstanding.  As of December 31, 2006 and 2005, warrants to purchase 750,937 shares from the Initial Offering had been issued for the benefit of participating individual broker-dealers.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  As of December 31, 2006, 432,586 units of limited partnership interests in Behringer OP had been issued, which includes the 10% stock dividend issued October 1, 2005.  These limited partnership interests are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our shareholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  We have a distribution reinvestment plan (“DRIP”) whereby stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  In 2006 and 2005, approximately $0.3 million and $0.1 million, respectively, of distributions declared in connection with our limited partnership units are recorded as a reduction to minority interest.  Of the amounts distributed by us in 2006, 76.95% represented a return of capital and 23.05% were distributions from the taxable earnings of real estate operations.  The following are the distributions declared during the years ended December 31, 2006 and 2005 (in thousands):

2006	Total	Cash	DRIP
4th Quarter	$19,726	$9,989	$9,737
3rd Quarter	16,690	8,409	8,281
2nd Quarter	14,339	7,143	7,196
1st Quarter	12,461	6,201	6,260
	$63,216	$31,742	$31,474

2005	Total	Cash	DRIP
4th Quarter	$11,382	$5,579	$5,803
3rd Quarter	7,210	3,621	3,589
2nd Quarter	4,269	2,227	2,042
1st Quarter	2,730	1,472	1,258
	$25,591	$12,899	$12,692

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year.  We redeemed approximately 680,000 shares for approximately $5.9 million in the year ended December 31, 2006; we redeemed approximately 150,000 shares for approximately $1.4 million in the year ended December 31, 2005; and we redeemed approximately 33,000 shares for approximately $332,000 in the year ended December 31, 2004.

10.          Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of December 31, 2006, we had options to purchase 40,500 shares of common stock outstanding at a weighted average exercise price of $9.16.  These options vest over one year from the date granted and have a maximum term of ten years.  All of these options were anti-dilutive for the years ended December 31, 2006, 2005 and 2004.

11.          Related Party Transactions

Our advisor and certain of its affiliates received fees and compensation in connection with our Offerings, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Offerings and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In connection with the Initial Offering and the Second Offering, up to 2.5% and 2.0%, respectively, of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee was paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-

itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  In the year ended December 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $34.8 million and approximately $10.9 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the year ended December 31, 2005, Behringer Securities’ commissions and dealer manager fees totaled approximately $33.1 million and approximately $9.9 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  Reimbursement of offering expenses incurred in connection with the Initial Offering and Second Offering were made at the rate of 2.5% and 2% of gross offering proceeds, respectively; except that no offering expenses were reimbursed with respect to purchases made pursuant to our DRIP.  For the year ended December 31, 2006, approximately $9.5 million of offering expenses were reimbursable by us and were recorded as a reduction of additional paid-in capital.  Of the approximately $9.5 million,  approximately $8.8 million had been reimbursed by us and approximately $0.7 million had been accrued.  Reimbursements by us as of December 31, 2006 exceeded payments made by Behringer Advisors by approximately $0.2 million.  For the year ended December 31, 2005, approximately $9.8 million of offering expenses were reimbursed by us, and were recorded as a reduction of additional paid-in capital.  For the year ended December 31, 2004, approximately $3.0 million of offering expenses were reimbursed by us, of which approximately $2.8 million was recorded as a reduction of additional paid-in capital and $0.2 million was expensed as organizational costs.  Behringer Advisors or its affiliates determines the amount of offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or its affiliates also received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage loan.  In connection with the Second Offering and Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $46.6 million and $16.8 million in acquisition and advisory fees for the investments we acquired for the years ended December 31, 2006 and 2005, respectively.  We capitalize these fees as part of our real estate or investments in TIC interests.

We have paid and expect to pay in the future HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $4.3 million, $1.5 million and $0.2 million in the years ended December 31, 2006, 2005, and 2004 respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Initial Offering, we have paid Behringer Advisors an annual asset management fee of 0.5% of aggregate asset value for periods prior to March 2005.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  In connection with the Second Offering and the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the year ended December 31, 2006, we incurred and expensed approximately $5.1 million of asset management fees.  Asset management fees of approximately $2.7 million were waived for the year ended December 31, 2006.  In the years ended December 31, 2005 and 2004, we incurred and expensed approximately $1.9 million and $0.1 million of asset management fees, respectively.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount available under any debt made available to us.  We incurred approximately $11.1 million and $2.7 million of such debt financing fees for the years ended December 31, 2006 and 2005, respectively.

Behringer Advisors or its affiliates is also paid fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount not exceeding the lesser of: (A) one-half of the aggregate brokerage commission paid (including the subordinated disposition fee) or if none is paid, the amount that customarily would be paid, or (B) (1) 3% of the sales price of each property sold, or (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee will not be earned or paid unless and until the investors have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributions by investors plus a 9% annual, cumulative, non-compounded, return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after investors have received a return of their capital contributions and a 9% annual, cumulative, non-compounded return, then Behringer Advisors is entitled to 15% of remaining net sales proceeds.  Subordinated participation in net sales proceeds that are not payable at the date of sale, because investors have not yet received their required minimum distribution, will be deferred and paid at such time as the subordination conditions have been satisfied.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

Upon listing of our common stock on a national securities exchange, a listing fee will be paid to Behringer Advisors equal to 15% of the amount by which the market value of our outstanding stock plus distributions we paid prior to listing exceeds the sum of (1) the total amount of capital raised from investors and (2) a 9% annual, cumulative, non-compounded return to investors on their capital contributions.  The subordinated listing fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.  Upon termination of the Advisory Agreement with Behringer Advisors, a performance fee will be paid to Behringer Advisors of 15% of the amount by which our appraised asset value at the time of such termination exceeds the aggregate capital contributions contributed by investors plus payment to investors of a 9% annual, cumulative, non-compounded return on the capital contributed by investors.  Persons independent of us and independent of our advisor will perform such appraisal of our asset value.  No performance fee will be paid if we have already paid or become obligated to pay Behringer Advisors a listing fee.  The subordinated performance fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

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

At December 31, 2006, we had a payable to affiliates of approximately $2.1 million.  This balance consists primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.

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

12.          Commitments and Contingencies

On May 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 5.6285% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 5”).  As of December 31, 2006, deposits under Stearns Rate Lock No. 5 were approximately $0.8 million and are recorded as Loan deposits on our balance sheet.  As of December 31, 2006, approximately $39 million in future borrowings are still available under the Stearns Rate Lock No. 5.

On December 1, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 4.90% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 7”).  As of December 31, 2006, deposits under Stearns Rate Lock No. 7 were approximately $0.8 million and are recorded as Loan deposits on our balance sheet.  As of December 31, 2006, no loans have been closed under Stearns Rate Lock No. 7.

At December 31, 2006, the available estimated base market interest rate was approximately 5.168%, based on 10-year treasury rates and the 10-year swap spread as of that date.

As of December 31, 2006, we had commitments of approximately $50.3 million for future tenant improvements and lease incentives.

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

As of December 31, 2006 and 2005, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities. The carrying value of our note receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The mortgages payable totaling approximately $1.6 billion as of December 31, 2006 have a fair value of approximately an equal amount based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  The mortgages payable totaling approximately $353.6 million as of December 31, 2005 had a fair value of approximately $359.1 million based upon interest rates for mortgages with similar terms and remaining maturities that management believes could have been obtained as of that date.

The fair value estimate presented herein is based on information available to our management as of December 31, 2006 and 2005. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Interest paid	$44,163	$11,998	$2,163

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$3,075	$700	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$29,786	$11,007	$1,321
Stock dividend	—	49,137	—
Limited partnership units issued in purchase of real estate	—	3,500	—
Stock dividend to minority interest holders	—	350	—
Mortgage note assumed in property acquisition	144,400	—	—

15.          Stock Dividend

On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders of record as of September 30, 2005, with an issue date of October 1, 2005.  In accordance with SFAS No. 128, “Earnings per Share,” we are required to reflect the effects of the stock dividend in our weighted average shares outstanding for each of the periods presented in our financial statements.  Therefore, the earnings per share for each period presented reflects the effects of the stock dividend.

16.                               Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands except per share data):

2006 Quarters Ended	March 31	June 30	September 30	December 31

Revenues	$22,560	$31,892	$47,856	$58,998
Net loss	(585)	(3,039)	(8,375)	(10,433)

Weighted average shares outstanding	71,707	81,585	93,959	110,818
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.09)	$(0.09)

2005 Quarters Ended	March 31	June 30	September 30	December 31

Revenues	$2,053	$3,687	$10,729	$14,588
Net loss	(1,884)	(810)	(640)	(2,388)

Weighted average shares outstanding (1)	17,328	26,736	44,267	64,007
Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.01)	$(0.04)

(1) On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005 issued October 1, 2005.  The weighted average shares for each period presented reflects this adjustment.

17.          Revisions to Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2004

Certain financial information for previous fiscal years has been revised to conform to the current year presentation.  We revised the presentation of our Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption and related subtotal.  In addition, we revised our Consolidated Statements of Cash flows for the year ended December 31, 2004 to appropriately classify approximately $183,000 of distributions that represented a return of investment from our TIC interests accounted for using the equity method as “Cash flows from investing activities,” rather than “Cash flows from operating activities.”   We also revised the presentation of our Consolidated Statement of Cash Flows for the year ended December 31, 2004 to appropriately classify approximately $1.5 million of distributions from our TIC interests as “Return of investments in tenant-in-common interests” rather than as “Purchase of tenant-in-common interests,” both of which are included in “Cash flows from investing activities.”  We also revised the presentation of our Consolidated Statement of Cash Flows for the year ended December 31, 2004 to appropriately classify the use of approximately $1.8 million related to loan deposits as “Cash flows from financing activities” rather than “Cash flows from investing activities,” and to appropriately classify the use of approximately $2.5 million related to restricted cash as “Cash used in investing activities” rather than “Cash used in financing activities.”  These revisions to the historical presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations or the Statements of Cash Flows as originally filed.

*****

Report of Independent Auditors

To the Board of Directors and Stockholders of
  Behringer Harvard REIT I, Inc.:

In our opinion, the accompanying related combined statements of operations, of tenant-in-common interests and of cash flows present fairly, in all material respects, the results of operations and cash flows of the tenant-in-common interest holders of the Colorado Building for the period from August 10, 2004 (date of acquisition) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These combined financial statements are the responsibility of the tenant-in-common interest holders’ management.  Our responsibility is to express an opinion on these combined financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall combined financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
March 31, 2005
Dallas, Texas

The Colorado Building, Tenant-in-Common Interests
Combined Balance Sheets
(in thousands)

	as of December 31,	as of December 31,
	2006	2005
	(unaudited)	(unaudited)
Assets
Real estate
Land	$13,328	$13,328
Building, net	28,363	29,025
Total real estate	41,691	42,353

Acquired lease intangibles, net	4,503	5,027
Cash and cash equivalents	310	—
Restricted cash	1,496	3,082
Accounts receivable, net	1,032	373
Prepaid expenses	25	22

Total assets	$49,057	$50,857

Liabilities and tenant-in-common interests
Accounts payable and accrued expenses	$153	$292
Accrued property tax	239	157
Acquired below market lease intangibles, net	1,074	1,409
Tenant security deposits	203	203
Prepaid rent	39	44

Total liabilities	1,708	2,105

Tenant-in-common interests	47,349	48,752

Total liabilities and tenant-in-common interests	$49,057	$50,857

See Notes to Combined Financial Statements.

The Colorado Building, Tenant-in-Common Interests
Combined Statements of Operations
(in thousands)

			Date of acquisition
			(August 10, 2004)
	Year ended	Year ended	through
	December 31, 2006	December 31, 2005	December 31, 2004
	(unaudited)	(unaudited)
Rental revenue	$5,650	$4,778	$1,649

Operating costs and expenses:
General and operating expenses	775	765	322
Utilities	414	348	134
Real estate taxes	935	669	247
Depreciation and amortization	2,128	1,998	670
Total operating costs and expenses	4,252	3,780	1,373

Net income	$1,398	$998	$276

See Notes to Combined Financial Statements.

The Colorado Building, Tenant-in-Common Interests
Combined Statements of Tenant-in-Common Interests
(in thousands)

Initial acquisition of tenant-in-common interests on August 10, 2004	$50,994
Distributions to tenant-in-common interests	(512)
Net income allocated to tenant-in-common interests	276

Combined tenant-in-common interests at December 31, 2004	$50,758

Distributions to tenant-in-common interests (unaudited)	(3,004)
Net income allocated to tenant-in-common interests (unaudited)	998

Combined tenant-in-common interests at December 31, 2005 (unaudited)	$48,752

Distributions to tenant-in-common interests (unaudited)	(2,801)
Net income allocated to tenant-in-common interests (unaudited)	1,398

Combined tenant-in-common interests at December 31, 2006 (unaudited)	$47,349

See Notes to Combined Financial Statements.

The Colorado Building, Tenant-in-Common Interests
Combined Statements of Cash Flows
(in thousands)

			Date of acquisition
			(August 10, 2004)
	Year ended	Year ended	through
	December 31, 2006	December 31, 2005	December 31, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,398	$998	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,944	1,813	582
Bad debt expense (recovery)	1	(17)	17
Changes in assets and liabilities:
Accounts receivable	(660)	(66)	(306)
Prepaid expenses	(3)	10	137
Addition of lease intangibles	(464)	(104)	—
Accounts payable and accrued liabilities	(62)	(100)	(301)

Net cash provided by operating activities	2,154	2,534	405

Cash flows from investing activities:
Purchase of Colorado tenant-in-common interests	—	—	(50,994)
Additions to real estate	(629)	(137)	(99)
Change in restricted cash	1,586	547	266

Net cash provided by (used in) investing activities	957	410	(50,827)

Cash flows from financing activities:
Contributions from tenants-in-common	—	—	50,994
Distributions to tenants-in-common	(2,801)	(3,004)	(512)

Net cash provided by (used in) financing activities	(2,801)	(3,004)	50,482

Net change in cash and cash equivalents	310	(60)	60
Cash and cash equivalents, beginning of period	—	60	—

Cash and cash equivalents, end of period	$310	$—	$60

See Notes to Combined Financial Statements.

The Colorado Building, Tenant-in-Common Interests
Notes to Combined Financial Statements

1.                          Organization

On August 10, 2004, several unrelated parties acquired an undivided 100% tenant-in-common interest (“TIC”) in an office building in Washington D.C. (the “Colorado Building”).  Behringer Harvard REIT I, Inc. (the “REIT”) acquired a 79.4752% TIC interest and the remaining 20.5248% TIC interest was acquired by several unaffiliated persons.  During 2006, the REIT increased their TIC interest to 81.491329%.  These combined financial statements represent 100% of the combined TIC interests in the Colorado Building and are being presented to satisfy certain of reporting requirements of the REIT.

The TIC interest holders acquired the Colorado Building at a cost of approximately $51.0 million which was funded by approximately $23.0 million in cash and $28.0 million in borrowings by the individual TIC interest holders.  The purchase price was allocated to assets and liabilities acquired as follows (in thousands):

Land	$13,328
Building	30,459
Lease intangibles, net	4,303
Cash and restricted cash	3,896
Miscellaneous other assets and liabilities	(992)

Real estate, net	$50,994

The TIC interest holders have entered into a tenant-in-common agreement (the “Colorado Building TIC Agreement”) under which each of the TIC interest holders are each obligated to pay their pro-rata share of any future cash contributions required in connection with the ownership, operation, management and maintenance of the Colorado Building.  Additionally, all TIC interest holders must approve certain major decisions relating to the Colorado Building including the sale, exchange, lease, release, any loans or modifications of any loans collateralized by the Colorado Building, the approval of the property management agreement and any extension, renewal or modification thereof.  Each TIC interest holder may sell, transfer, convey, pledge, encumber or hypothecate its undivided interest in the Colorado Building or any part thereof, provided that any transferee shall take such interest subject to the Colorado Building TIC Agreement.  Under the Colorado Building TIC Agreement all income, expenses, losses, liabilities and cash flows from the Colorado Building are allocated to the TIC interest holders in proportion to their undivided interests in the property.

The TIC interest holders have also individually entered into a property asset and management agreement (the “Management Agreement”) with an affiliate of the REIT’s advisor.

These combined financial statements exclude the $28 million of borrowings with Greenwich Capital Financial Products, Inc., which was used to partially fund the cost of the Colorado Building, and the related interest expense, which is the obligation of the individual TIC interest holders.  These combined financial statements also exclude property and asset management fees expense as the Management Agreement is the responsibility of the individual TIC interest holders and not of the combined TIC interests.

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

The fair value of the tangible assets acquired, consisting of land and building, was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to land and building.  The land value was derived from appraisals, and the building value was calculated as replacement cost less depreciation or management’s estimates of the relative fair value of this asset using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

The total value of identified real estate intangible assets acquired were further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on an evaluation of the specific characteristics of the tenants’ leases and the overall relationship with the tenants.  The aggregate value for tenant improvements and leasing commissions were based on estimates of these costs incurred at acquisition of the acquired leases, amortized through the date of acquisition.  The aggregate value of the in-place leases acquired and tenant relationships were determined by applying a fair value model.  The estimates of fair value of the in-place leases included an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, the Colorado Building included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up periods based on current market conditions.  The estimates of fair value of the tenant relationships also included costs to execute similar leases including leasing commissions, legal fees and tenant improvements, as well as an estimate of the likelihood of renewal as determined by the management on a tenant-by-tenant basis.

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

Rental Revenue

Rental income is recognized on a straight-line basis over the term of the leases as earned.  Tenant reimbursement income represents operating costs passed through to tenants and is recorded as earned.  Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the lease agreements.  The aggregate net rental revenue increase resulting from straight-line adjustments was approximately $329,000 (unaudited) and $93,000 (unaudited) for the years ended December 31, 2006 and 2005, respectively and approximately $76,000 for the period from August 10, 2004 (date of acquisition) through December 31, 2004.

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

Commitments and Contingencies

From time to time, the TIC interest may be exposed to litigation arising from operations of business in the ordinary course of business.  Management does not believe that resolution of these matters will have a material adverse impact on the combined financial condition, results of operations or cash flows.

Risks and Uncertainties

The TIC interest holders are exposed to the impact in the creditworthiness of our tenants.  These risks are managed by regularly evaluating the risk exposure, and taking the appropriate measures to mitigate the risks.

3.                                      Depreciation and Amortization

The following table provides information related to the accumulated depreciation and amortization of the Colorado Building (in thousands).

		Acquired
		Above-Market	Acquired
	Buildings and	and In-Place	Below-Market
2006	Improvements	Leases	Leases
	(unaudited)	(unaudited)	(unaudited)
Cost	$31,268	$6,720	$(1,857)
Less: depreciation and amortization	(2,905)	(2,217)	783
Net	$28,363	$4,503	$(1,074)

		Acquired
		Above-Market	Acquired
	Buildings and	and In-Place	Below-Market
2005	Improvements	Leases	Leases
	(unaudited)	(unaudited)	(unaudited)
Cost	$30,657	$6,264	$(1,857)
Less: depreciation and amortization	(1,632)	(1,237)	448
Net	$29,025	$5,027	$(1,409)

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $1.3 million (unaudited) and $1.2 million (unaudited), respectively.  Depreciation expense for the period from August 10, 2004 (date of acquisition) through December 31, 2004 was approximately $0.4 million.  Amortization (accretion) of intangibles of approximately $837,000 (unaudited) and ($184,000) (unaudited) is included in depreciation and amortization and rental income, respectively, on the accompanying combined statement of operations for the year ended December 31, 2006.  Amortization (accretion) of intangibles of approximately $771,000 (unaudited) and ($184,000) (unaudited) is included in depreciation and amortization and rental income, respectively, on the accompanying combined statement of operations for the year ended December 31, 2005.  Amortization (accretion) of intangibles of approximately $256,000 and ($61,000) is included in depreciation and amortization and rental income, respectively, on the accompanying combined statement of operations for the period from August 10, 2004 (date of acquisition) through December 31, 2004.

Anticipated amortization for each of the following five years ended December 31 is as follows (in thousands):

Lease
Intangibles
(unaudited)
2007	$587
2008	587
2009	587
2010	587
2011	124

4.                                      Accounts Receivable

Accounts receivable are comprised of the following (in thousands):

	December 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
Rents and services receivable	$534	$203
Accruable rental income	499	170

	1,033	373
Allowance for doubtful accounts	(1)	—

Accounts receivable, net	$1,032	$373

Bad debt expense (recovery) was approximately $1,000 (unaudited), ($17,000) (unaudited) and $17,000 for the years ended December 31, 2006, 2005 and the period from August 10, 2004 (date of acquisition) through December 31, 2004, respectively, and each is included in general and operating expenses on the accompanying statement of operations.

5.                                      Leasing Activities

The Colorado Building leases the building to tenants under operating leases with termination dates extending through the year 2018.  Minimum future rentals for each of the following five years on non-cancelable leases for tenants occupying space at December 31, 2006, excluding tenant reimbursements for increases in operating expenses, are as follows (in thousands) (unaudited):

2007	$4,817
2008	4,582
2009	3,840
2010	2,465
2011	2,512

6.                                      Items not reflected in combined financial statements

In connection with the acquisition of the Colorado Building, each TIC interest holder is party to a $28 million mortgage loan that is collateralized by each TIC interest holder’s undivided interest in the Colorado Building.  The mortgage loan bears interest at an annual rate of 6.075% and requires monthly interest-only payments until October 2009, at which time monthly payments of principal and interest in the amount of approximately $72,000 are required.  The loan matures in 2014 and is subject to certain debt service coverage ratio requirements, with which the Colorado Building is compliant as of December 31, 2006 (unaudited) and 2005 (unaudited).  Interest expense on this mortgage loan was approximately $1.7 million (unaudited) for the years ended December 31, 2006 and 2005 and approximately $664,000 for the period ending December 31, 2004.  The mortgage loan and related interest expense is not reflected in these combined financial statements as the debt is jointly and severally liable to each TIC interest holder and is not the responsibility of the combined TIC interest holders.

Aggregate principal payments on the mortgage loan at December 31, 2006 are due as follows (in thousands) (unaudited):

Year ending December 31,
2007	$—
2008	—
2009	78
2010	320
2011	340
Thereafter	27,262

$28,000

Behringer Harvard TIC Management Services LP (the “Property Manager”), an affiliate of the REIT’s advisor, has the sole and exclusive right to manage, operate, lease, and supervise the overall maintenance of the Colorado Building.  Under the terms of the Management Agreement, the Property Manager receives a property management fee equal to 3.0% of the monthly gross revenues of the Colorado Building.  The Management Agreement with the Property Manager shall terminate on the earlier of (1) the sale of the Colorado Building, (2) failure by the tenants in common to renew the Management Agreement beyond December 31, 2004 and each anniversary of such date thereafter or (3) December 31, 2025.  Total management fees earned by the Property Manager for the years ended December 31, 2006 and 2005 were approximately $155,000 (unaudited) and $131,000 (unaudited), respectively.  Total management fees earned by the Property Manager from August 10, 2004 through December 31, 2004 were approximately $41,000.  These fees are not reflected in the accompanying combined financial statements as the fees are the responsibility of the individual TIC interest holders.

The Colorado Building also pays Behringer Advisors, the REIT’s advisor, an annual advisor asset management fee of 0.5% of the aggregate value of the assets of the Colorado Building.  Total asset management fees earned by the Property Manager for the year ended December 31, 2006 and 2005 were approximately $12,000 each year (unaudited).  Total asset management fees earned by Behringer Advisors during the period from August 10, 2004 through December 31, 2004 were approximately $5,000.  These fees are not reflected in the accompanying combined financial statements as the fees are the responsibility of the individual TIC interest holders.

*****

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Behringer Harvard REIT I, Inc.:

We have audited the consolidated financial statements of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and for the year then ended, and have issued our report thereon dated March 26, 2007; such report is included elsewhere in this Form 10-K.  Our audit also included the consolidated financial statement schedule of the Company listed in Item 15(a)2.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion, based on our audit.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 26, 2007

Behringer Harvard  REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2006

(in thousands)

						Cost capitalized	Gross amount
				Initial cost		subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Location	Encumbrances		Land	Building	to acquisition	close of period (1)	depreciation	construction	acquired	life
Cyprus Building	Englewood, CO	$—		$2,056	$15,500	$46	$17,602	$1,244	1988	12/16/2004	25 years
Ashford Perimter	Atlanta, GA	35,400		8,555	31,662	1,075	41,292	2,742	1982	1/6/2005	25 years
Utah Avenue Building	El Segundo, CA	20,000		13,727	9,990	76	23,793	669	1968	4/21/2005	25 years
Lawson Commons	St. Paul, MN	58,300		2,021	75,881	120	78,022	4,559	1999	6/10/2005	25 years
Downtown Plaza	Long Beach, CA	12,650		4,127	11,874	446	16,447	806	1982	6/14/2005	25 years
Gateway 12	Diamond Bar, CA	5,875		1,600	6,319	10	7,929	358	1999	7/20/2005	25 years
Gateway 22	Diamond Bar, CA	9,750		3,862	7,691	17	11,570	437	1999	7/20/2005	25 years
Gateway 23	Diamond Bar, CA	13,000		5,295	10,864	23	16,182	618	1999	7/20/2005	25 years
Southwest Center	Tigard, OR	15,375		2,106	16,317	385	18,808	947	2001	7/20/2005	25 years
Waterview	Richardson, TX	26,750		2,932	28,876	26	31,834	1,637	1998	7/20/2005	25 years
Buena Vista Plaza	Burbank, CA	22,000		3,806	28,368	20	32,194	1,609	1991	7/28/2005	25 years
One Financial Plaza	Minneapolis, MN	43,000		10,689	39,482	297	50,468	2,264	1960	8/2/2005	25 years
Riverview Tower	Knoxville, TN	30,250		2,740	35,181	190	38,111	1,775	1985	10/5/2005	25 years
G Street Property	Washington, D.C.	100,000		71,384	60,681	143	132,208	2,638	1969	11/15/2005	25 years
Woodcrest Center	Cherry Hill, NJ	50,400		5,927	49,977	181	56,085	1,850	1960	01/11/06	25 years
Burnett Plaza	Ft Worth, TX	114,200		3,376	157,171	68	160,615	5,238	1983	02/10/06	25 years
10777 Clay Road	Houston, TX	16,300		2,550	23,338	33	25,921	701	1999/2003	03/14/06	25 years
Paces West	Atlanta, GA	84,000		8,838	88,172	528	97,538	2,357	1987/89	04/19/06	25 years
Riverside Plaza	Chicago, IL	202,000		29,787	190,111	2,171	222,069	4,521	1971	06/02/06	25 years
The Terrace	Austin, TX	131,000		17,330	124,551	95	141,976	2,493	1997-2002	06/21/06	25 years
600/619 Alexander	Princeton, NJ	16,500		3,000	16,700	259	19,959	334	1983/85	06/28/06	25 years
Grandview	Birmingham, AL	17,000		1,625	19,274	88	20,987	129	1998	10/20/06	25 years
Bank of America Plaza	Charlotte, NC	150,000		26,672	185,215	49	211,936	1,249	1974	10/26/06	25 years
Three Parkway	Philadelphia, PA	67,125		7,905	69,033	35	76,973	463	1970	10/30/06	25 years
4440 El Camino Real	Los Altos, CA	27,689	(2)	4,412	30,794	7	35,213	206	2000	11/02/06	25 years
Fifth Third Center	Cleveland, OH	49,250		1,424	52,075	224	53,723	174	1991	11/16/06	25 years
Resurgens Plaza	Atlanta, GA	82,000		—	92,980	200	93,180	321	1988	11/30/06	25 years
5 & 15 Wayside	Burlington, MA	—		8,917	61,709	—	70,626	—	1999/2001	12/08/06	25 years
Eldridge Place	Houston, TX	75,000		6,605	89,506	—	96,111	—	1984/86	12/13/06	25 years
Pratt Building	Baltimore, MD	37,000		6,700	39,861	4,112	50,673	—	1986	12/17/2004-12/31/06	25 years
Totals		$1,511,814		$269,968	$1,669,153	$10,924	$1,950,045	$42,339

(1) The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

(2) Excludes unamortized premium of approximately $2.4 million.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2006	December 31, 2005	December 31, 2004
Real Estate:
Balance at beginning of period	$516,239	$17,556	$—
Additions	1,433,806	498,683	17,556
Balance at end of the period	$1,950,045	$516,239	$17,556

Accumulated depreciation:
Balance at beginning of period	$6,808	$—	$—
Depreciation expense	35,531	6,808	—
Balance at end of the period	$42,339	$6,808	$—

*****

EXHIBIT INDEX

Exhibit Number	Description

3.1.1

Sixth Articles of Amendment and Restatement (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532 filed on October 20, 2003)

3.1.2	Certificate of Correction to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on December 15, 2005)

3.1.3	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)

3.2

Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.2

Distribution Reinvestment Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.3

Automatic Purchase Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

10.1	Second Amended and Restated Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007)

10.2	Fifth Amended and Restated Advisory Agreement between the Registrant and Behringer Advisors LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007)

10.3

Fourth Amended and Restated Property Management and Leasing Agreement among Registrant, Behringer Harvard Operating Partnership I LP and HPT Management Services, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007)

10.4	Reserved.

10.5

Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan (previously filed and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No.
333-91532, filed on September 3, 2002)

10.6

Form of Option Agreement under Non-Employee Director Stock Option Plan (previously filed and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No.
333-91532, filed on November 1, 2002)

10.7

Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.8

Form of Behringer Harvard REIT I, Inc. 2005 Incentive Award Stock Option Agreement (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.9	Reserved.

10.10	Loan Agreement with Greenwich Capital Financial Products, Inc. regarding the Minnesota Center (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s

Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)

10.11

Tenants in Common Agreement regarding the Minnesota Center (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No.
333-91532, filed on October 20, 2003)

10.12

Property and Asset Management Agreement regarding the Minnesota Center (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on October 20, 2003)

10.13

Tenants in Common Agreement regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No.
333-91532, filed on June 29, 2004)

10.14

Deed of Trust and Security Agreement by Behringer Harvard Enclave S LP and Behringer Harvard Enclave H LP for the benefit of State Farm Life Insurance Company (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

10.15

Promissory Note made by Behringer Harvard Enclave S LP and Behringer Harvard Enclave H LP payable to State Farm Life Insurance Company (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

10.16

Form of Assumption Agreement among State Farm Life Insurance Company, Behringer Harvard Enclave S LP, Behringer Harvard Enclave H LP, and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

10.17

Limited Guaranty made by Robert M. Behringer regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

10.18

Limited Guaranty made by Behringer Harvard Holdings, LLC regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

10.19

Property and Asset Management Agreement regarding Enclave on the Lake (previously filed and incorporated by reference to Post-Effective Amendment No. 6 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on June 29, 2004)

10.20

Sale Agreement between Trizec Holdings, Inc. and Behringer Harvard Operating Partnership I LP regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.21

Deed of Trust, Assignment of Leases and Rents and Security Agreement by Behringer Harvard St. Louis Place H, LLC and Behringer Harvard St. Louis Place S, LLC, for the benefit of Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.22

Consent and Subordination of Manager by and among Behringer Harvard St. Louis Place H, LLC, Behringer Harvard St. Louis Place S, LLC and Behringer Harvard TIC Management Services LP regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.23

Loan Agreement by and among Behringer Harvard St. Louis Place H, LLC, Behringer Harvard St. Louis Place S, LLC and Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.24

Promissory Note made by Behringer Harvard St. Louis Place H, LLC and Behringer Harvard St. Louis Place S, LLC, payable to Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.25

Loan Assumption and Ratification Agreement by and among Behringer Harvard St. Louis Place S, LLC and Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.26

Guaranty of Recourse Obligations made by Behringer Harvard Holdings, LLC and Robert Behringer in favor of Greenwich Capital Financial Products, Inc. regarding the St. Louis Place Property (previously filed and incorporated by reference to Post-Effective Amendment No. 7 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 29, 2004)

10.27

Purchase and Sale Agreement by and between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)

10.28

First Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)

10.29

Second Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)

10.30

Third Amendment to Purchase and Sale Agreement between Hippo Properties LLC and Harvard Property Trust, LLC regarding the Colorado Property (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2004, filed on August 16, 2004)

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

10.128	Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard Riverview, LLC (previously filed and incorporated by reference to Form 8-K filed on January 30, 2006)

10.129	Promissory Note made between Behringer Harvard Riverview, LLC and Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 30, 2006)

10.130

Deed of Trust, Financing Statement, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard Riverview, LLC, as grantor to Robert N. Buchanan III, as trustee for the benefit of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 30, 2006)

10.131

Assignment of Leases and Rents by Behringer Harvard Riverview, LLC, as borrower in favor of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 30, 2006)

10.132

Guaranty of Recourse Obligations made by Behringer Harvard REIT I, Inc., as guarantor in favor of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on January 30, 2006)

10.133	Loan Agreement between Bank of America, N.A. and Burnett Plaza Associates, L.P., dated March 22, 2005 (previously filed and incorporated by reference to Form 8-K filed on February 16, 2006)

10.134	Promissory Note made between Bank of America, N.A. and Burnett Plaza Associates L.P., dated March 22, 2005 (previously filed and incorporated by reference to Form 8-K filed on February 16, 2006)

10.135

Deed of Trust, Assignment of Leases and Rents and Security Agreement by Burnett Plaza Associates L.P., as borrower in favor of Bank of America, N.A, dated March 22, 2005 (previously filed and incorporated by reference to Form 8-K filed on February 16, 2006)

10.136

Loan Assumption and Substitution Agreement between Behringer Harvard Burnett Plaza LP, Behringer Harvard REIT I, Inc., Burnett Plaza Associates, L.P., in favor of LaSalle Bank National Association, as Trustee, and REMIC Administrator for Banc of America Commercial Mortgage, Inc. and Brandywine Acquisition Partners, L.P. (previously filed and incorporated by reference to

Form 8-K filed on February 16, 2006)

10.137	Purchase and Sale Agreement between Burnett Plaza Associates, L.P. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on February 16, 2006)

10.138	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Paces West, LLC (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.139	Promissory Note made between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Paces West, LLC (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.140

Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by Behringer Harvard Paces West, LLC, as borrower for the benefit of Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.141

Indemnity Agreement made by Behringer Harvard Paces West, LLC and Behringer Harvard REIT I, Inc., in favor of Bear Stearns Commercial Mortgage, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.142

Assignment of Leases and Rents by Behringer Harvard Paces West, LLC, as borrower to Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.143	Loan Agreement between Greenwich Capital Financial Products, Inc. and Behringer Harvard South Riverside, LLC (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.144	Promissory Note made between Greenwich Capital Financial Products, Inc. and Behringer Harvard South Riverside, LLC (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.145

Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Behringer Harvard South Riverside, LLC, as borrower in favor of Greenwich Capital Financial Products, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.146	Guaranty Agreement made by Behringer Harvard REIT I, Inc., in favor of Greenwich Capital Financial Products, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.147

Assignment of Leases and Rents by Behringer Harvard South Riverside, LLC, as borrower in favor of Greenwich Capital Financial Products, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.148

Stock Purchase and Sale Agreement between Beacon Capital Strategic Partners III, L.P. and Behringer Harvard Operating Partnership I, LP (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.149

Development Option Agreement between W&G Partnership, Ltd., Desta Three Partnership, Ltd., Desta Six Partnership, Ltd. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.150

Agreement Concerning Development Rights between Behringer Harvard Operating Partnership I LP and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.151

Purchase and Sale Agreement between Desta One Partnership, LTD, Desta Two Partnership, LTD, Desta Five Partnership, LTD and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.152

Amended and Restated First Amendment to Purchase and Sale Agreement between Desta One Partnership, LTD, Desta Two Partnership, LTD, Desta Five Partnership, LTD and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.153	Loan Agreement between Lehman Brothers Bank, FSB and Behringer Harvard Terrace LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.154	Promissory Note made between Lehman Brothers Bank, FSB and Behringer Harvard Terrace LP

(previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.155

Deed of Trust and Security Assignment by Behringer Harvard Terrace LP, as borrower to Barnet B. Skelton, Jr. as trustee for the benefit of Lehman Brothers Bank, FSB (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.156	Guaranty made by Behringer Harvard REIT I, Inc., in favor of Lehman Brothers Bank, FSB (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.157	Assignment of Leases and Rents by Behringer Harvard Terrace LP, as borrower to Lehman Brothers Bank, FSB (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.158	Promissory Note made between W&G Partnership, Ltd. and Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.159

Deed of Trust by W&G Partnership, Ltd, as borrower, to Randall S. Osbourne as trustee for the benefit of Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.160

Purchase and Sale Agreement between GA-Paces West, LLC and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.161

Letter Agreement, dated May 2, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.162

Letter Agreement, dated August 9, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.163

Assignment Agreement by and between BRE/TZ Acquisitions, L.L.C. and Harvard Property Trust, LLC dated September 11, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.164

Assignment of Assignment Agreement by Harvard Property Trust, LLC to Behringer Harvard Operating Partnership I LP dated September 20, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.165

Reinstatement and First Amendment to Assignment Agreement by and between BRE/TZ Acquisitions, L.L.C. and Behringer Harvard Operating Partnership I LP dated September 20, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.166

Purchase and Sale Agreement by and between BRE/TZ Acquisitions, L.L.C. and Trizec Holdings, LLC dated September 21, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.167

Purchase and Sale Agreement between AGL Investments No. 2 Limited Partnership L.L.L.P. and Harvard Property Trust, LLC dated September 22, 2006 regarding Three Parkway (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.168

Purchase and Sale Agreement between North Atlanta Realty Acquisitions Company, Inc. and Harvard Property Trust, LLC dated September 29, 2006 regarding Resurgens Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.169	Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard 101 South Tryon LP (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.170	Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard 101 South Tryon LP (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.171

Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Behringer Harvard 101 South Tryon LP, as borrower, to Donald F. Simone, Esq., as trustee, for the benefit of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.172

Assignment of Leases and Rents by Behringer Harvard 101 South Tryon LP, as borrower to Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.173

Guaranty of Recourse Obligations made by Behringer Harvard REIT I, Inc., in favor of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.174	Loan Agreement between JP Morgan Chase Bank, N.A. and Behringer Harvard Three Parkway, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.175	Promissory Note made between JP Morgan Chase Bank, N.A. and Behringer Harvard Three Parkway, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.176

Open-End Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Behringer Harvard Three Parkway, LLC, as borrower, for the benefit of JP Morgan Chase Bank, N.A. (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.177	Assignment of Leases and Rents by Behringer Harvard Three Parkway, LLC, as borrower to JP Morgan Chase Bank, N.A. (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.178	Guaranty Agreement made by Behringer Harvard REIT I, Inc., in favor of JP Morgan Chase Bank N.A. (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.179

Sale, Purchase and Escrow Agreement between North Atlanta Realty Acquisition Company, Inc. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.180	Loan Agreement between Keybank National Association and Behringer Harvard 945 East Paces Ferry Road, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.181	Promissory Note made between Keybank National Association and Behringer Harvard 945 East Paces Ferry Road, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.182

Fee and Leasehold Deed to Secure Debt and Security Agreement by Behringer Harvard 945 East Paces Ferry Road, LLC, as borrower for the benefit of Keybank National Association (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.183

Assignment of Leases and Rents by Behringer Harvard 945 East Paces Ferry Road, LLC, as borrower to Keybank National Association (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.184

Guaranty Agreement made by Behringer Harvard 945 East Paces Ferry Road, LLC and Behringer Harvard REIT I, Inc., in favor of Keybank National Association (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.185

Reinstatement of and First Amendment to Sale, Purchase and Escrow Agreement between North Atlanta Realty Acquisition Company, Inc. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.186

Reinstatement of and Second Amendment to Sale, Purchase and Escrow Agreement between North Atlanta Realty Acquisition Company, Inc. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.187

Purchase Agreement between TR Eldridge Place Corp. and Harvard Property Trust, LLC Loan Agreement between Wachovia Bank, National Association and Behringer Harvard Eldridge Place LP (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.188	Loan Agreement between Wachovia Bank, National Association and Behringer Harvard Eldridge Place LP (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.189	Promissory Note made between Wachovia Bank, National Association and Behringer Harvard Eldridge Place LP (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.190

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard Eldridge Place LP, as borrower to William D. Cleveland, Esq., as trustee, for the benefit of Wachovia Bank, National Association (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.191

Assignment of Leases and Rents by Behringer Harvard Eldridge Place LP, as borrower to Wachovia Bank, National Association (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.192	Guaranty Agreement made by Behringer Harvard REIT I, Inc., in favor of Wachovia Bank, National Association (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.193	Form of Agreement made by Behringer Harvard REIT I, Inc. and its Directors (previously filed and incorporated by reference to Form 8-K filed on February 15, 2007)

10.194	Form of Agreement made by Behringer Harvard REIT I, Inc. and its Officers (previously filed and incorporated by reference to Form 8-K filed on February 15, 2007)

21.1	List of Subsidiaries *

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification *

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification *

32.1	Section 1350 Certifications *

* filed herewith