Form 10-Q
period 2007-03-31
BEHRINGER HARVARD REIT I INC
filed 2007-05-15
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐   No ☒

As of May 1, 2007, Behringer Harvard REIT I, Inc. had 158,759,966 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Real estate
Land	$272,680	$269,968
Buildings, net	1,627,393	1,637,738
Total real estate	1,900,073	1,907,706

Cash and cash equivalents	349,289	124,948
Restricted cash	96,736	103,343
Accounts receivable, net	25,341	21,205
Prepaid expenses and other assets	7,368	4,210
Investments in tenant-in-common interests	144,280	145,621
Deferred financing fees, net	17,382	17,912
Notes receivable, net	3,012	3,013
Lease intangibles, net	349,630	367,014
Total assets	$2,893,111	$2,694,972

Liabilities and stockholders’ equity

Liabilities
Mortgages payable	$1,609,101	$1,609,702
Accounts payable	2,979	2,390
Payables to affiliates	5,032	2,080
Acquired below-market leases, net	94,645	98,812
Dividends payable	8,345	7,096
Accrued liabilities	52,450	53,683
Subscriptions for common stock	4,963	3,216
Other liabilities	479	479
Total liabilities	1,777,994	1,777,458

Commitments and contingencies

Minority interest	2,997	3,072

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 147,477,423 and 121,884,470 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	15	12
Additional paid-in capital	1,316,981	1,085,806
Cumulative distributions and net loss	(204,876)	(171,376)
Total stockholders’ equity	1,112,120	914,442
Total liabilities and stockholders’ equity	$2,893,111	$2,694,972

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Operations
(in thousands except share and per share amounts)

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Rental revenue	$73,467	$22,560

Expenses
Property operating expenses	15,687	4,541
Interest expense	22,586	6,662
Real estate taxes	10,410	2,864
Property management fees	2,081	769
Asset management fees	3,303	—
General and administrative	526	353
Depreciation and amortization	33,896	10,062
Total expenses	88,489	25,251

Interest income	3,055	1,045

Equity in earnings of investments in tenant-in-common interests
	1,310	1,061
Net loss	$(10,657)	$(585)

Basic and diluted weighted average shares outstanding	131,999,918	71,707,174

Basic and diluted loss per share	$(0.08)	$(0.01)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Cumulative Distributions	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	and Net Loss	Stockholders’ Equity
Balance at January 1, 2006	—	$—	67,863	$7	$603,452	$(86,031)	$517,428

Issuance of common stock, net	—	—	51,569	5	458,288	—	458,293
Redemption of common stock	—	—	(680)	—	(5,913)	—	(5,913)
Issuance of convertible stock, net	1	—	—	—	1	—	1
Distributions declared on common stock	—	—	—	—	—	(62,913)	(62,913)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,132	—	29,978	—	29,978
Net loss			—			(22,432)	(22,432)

Balance at December 31, 2006	1	—	121,884	12	1,085,806	(171,376)	914,442

Issuance of common stock, net	—	—	24,769	3	223,260	—	223,263
Redemption of common stock	—	—	(305)	—	(2,708)	—	(2,708)
Distributions declared on common stock	—	—	—	—	—	(22,843)	(22,843)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,129	—	10,623	—	10,623
Net loss						(10,657)	(10,657)
Balance at March 31, 2007	1	$—	147,477	$15	$1,316,981	$(204,876)	$1,112,120

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows
(in thousands)

(Unaudited)

	Three Months ended	Three Months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net loss	$(10,657)	$(585)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	31,970	9,192
Amortization of deferred financing fees	530	212
Equity in earnings of investments in tenant-in-common interests	(1,310)	(1,061)
Distributions from investments in tenant-in-common interests	1,310	1,061
Change in accounts receivable	(4,136)	(1,226)
Change in prepaid expenses and other assets	(3,321)	(510)
Change in lease intangibles	(1,485)	(127)
Change in accounts payable	589	(471)
Change in accrued liabilities	(1,074)	(547)
Change in payables to affiliates	(210)	(1,417)
Cash provided by operating activities	12,206	4,521

Cash flows from investing activities
Return of investments in tenant-in-common interests	1,341	1,256
Purchases of real estate	(3,064)	(160,195)
Escrow deposits on real estate to be acquired	125	(1,544)
Additions of property and equipment	(6,732)	(83)
Change in restricted cash	8,383	(1,859)
Cash provided by (used in) investing activities	53	(162,425)

Cash flows from financing activities
Financing costs	—	(2,534)
Proceeds from mortgages payable	—	96,950
Payments on mortgages payable	(601)	(121)
Loan deposits on real estate to be acquired	—	(1,020)
Issuance of convertible stock	—	1
Issuance of common stock	247,128	82,598
Redemptions of common stock	(2,708)	(563)
Offering costs	(23,819)	(9,385)
Distributions	(11,017)	(5,826)
Distributions to minority interest holders	(75)	(75)
Change in subscriptions for common stock	1,747	1,264
Change in subscription cash received	(1,776)	(1,264)
Change in payables to affiliates	3,203	682
Cash provided by financing activities	212,082	160,707

Net change in cash and cash equivalents	224,341	2,803
Cash and cash equivalents at beginning of period	124,948	128,742
Cash and cash equivalents at end of period	$349,289	$131,545

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Business

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

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP”).  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust and BHR Partners, LLC, a Delaware limited liability company, are limited partners of Behringer OP.

We are externally managed and advised by Behringer Advisors LP, a Texas limited partnership organized in June 2002 (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

Public Offerings

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

As of March 31, 2007, we had 147,477,423 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of March 31, 2007, we had no shares of preferred stock issued and outstanding, and we had options to purchase 40,500 shares of common stock outstanding at a weighted average exercise price of $9.16 and warrants to purchase 750,937 shares of common stock from the Initial Offering issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend if issued prior to September 30, 2005.  At March 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

We admit new stockholders at least monthly.  All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders.  Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees,

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

selling commissions, offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

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

2.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2007 and consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the three months ended March 31, 2007 and 2006.  Such adjustments are of a normal recurring nature.

3.     Summary of Significant Accounting Policies

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives for acquired lease intangibles range from 4 months to 11.8 years.

Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease Intangibles
April 1 - December 31, 2007	$38,858
2008	50,406
2009	37,669
2010	35,534
2011	25,839

As of March 31, 2007 and December 31, 2006, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
as of March 31, 2007	Improvements	Intangibles	Leases
Cost	$1,686,856	$408,071	$(107,412)
Less: depreciation and amortization	(59,463)	(58,441)	12,767
Net	$1,627,393	$349,630	$(94,645)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

			Acquired
	Buildings and	Lease	Below-Market
as of December 31, 2006	Improvements	Intangibles	Leases
Cost	$1,680,077	$413,594	$(107,840)
Less: depreciation and amortization	(42,339)	(46,580)	9,028
Net	$1,637,738	$367,014	$(98,812)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of March 31, 2007 and December 31, 2006 also included approximately $91.7 million and $100.1 million, respectively, held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

        Accounts receivable primarily consist of receivables from tenants of our wholly-owned properties.  Our allowance for doubtful accounts was approximately $50,000 and $96,000 as of March 31, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, rate lock loan deposits for future borrowings to make future acquisitions, escrow deposits for the purchase of properties that we have contracted to acquire, as well as prepaid insurance and real estate taxes of our wholly-owned properties.

Investments in Tenant-in-Common Interests

Investments in tenant-in-common interests (“TIC”) consists of our undivided TIC interests in various office buildings located in Colorado, Minnesota, Missouri, Texas and the District of Columbia.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three months ended March 31, 2007 or 2006.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $2.3 million and $1.8 million as of March 31, 2007 and December 31, 2006, respectively.

Notes Receivable

The notes receivable primarily represents a mortgage loan we made related to undeveloped land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on the anniversary date of the note.  We purchased the developed portion of the Terrace, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of both March 31, 2007 and December 31, 2006, the balance of our asset retirement obligation was approximately $0.5 million and is included in other liabilities.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2007 and 2006 was approximately $5.2 million and $1.0 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

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

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  We have evaluated the current and deferred income tax related to the Texas margin tax and we have no significant tax liability or benefit for the three months ended March 31, 2007.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the three months ended March 31, 2007 and 2006, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At March 31, 2007 and December 31, 2006, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At March 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of March 31, 2007, we had options to purchase 40,500 shares of common stock outstanding at a weighted average exercise price of $9.16 and warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering at $10.91 per share which were issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  As of March 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.

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

4.              Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted FIN 48 effective January 1, 2007.  In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions.  Since the year ended December 31, 2004, we have qualified and intend to continue to qualify as a REIT under federal income tax law.  As a result of our REIT status, we are able to claim a dividends paid deduction on our tax return to deduct the full amount of dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders.  Since this dividends paid deduction has historically exceeded our taxable income, we have historically had significant return of capital to our stockholders.  In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

We have evaluated the potential impact of identified uncertain tax positions and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law.  As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

January 1, 2007 adoption date or as of the quarter ended March 31, 2007.  The adoption of FIN 48 therefore had no impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements and we have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under SFAS No. 159.

5.              Investments in Tenant-in-Common Interests

The following is a summary of our TIC interest investments as of March 31, 2007 and December 31, 2006 (in thousands):

		March 31, 2007		December 31, 2006
	TIC	Carrying Value	Mortgages	Carrying Value	Mortgages
Property Name	Interest	of Investment	Payable (1)	of Investment	Payable (1)
Minnesota Center	93.07%	$42,001	$26,805	$42,405	$26,901
Enclave on the Lake	36.31%	9,061	6,972	9,196	6,999
St. Louis Place	35.71%	10,903	6,916	10,984	6,940
Colorado Building	81.49%	37,550	22,817	37,831	22,817
Travis Tower	60.43%	32,230	22,069	32,510	22,154
Alamo Plaza	30.58%	12,535	9,634	12,695	9,634
Total		$144,280	$95,213	$145,621	$95,445

(1)           Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents only the mortgage payable for our investment interest.

Our undivided TIC interest investments as of March 31, 2007 and December 31, 2006 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	March 31,	December 31,
	2007	2006
Land	$33,380	$33,380
Buildings, net	165,447	166,589
Lease intangibles, net	25,844	27,498
Cash and cash equivalents	4,260	3,783
Restricted cash	15,792	15,286
Accounts receivable and other assets	4,148	3,825
Total assets	$248,871	$250,361

Acquired below market lease intangibles, net	$2,764	$2,983
Other liabilities	6,434	5,668
Total liabilities	9,198	8,651

Equity	239,673	241,710
Total liabilities and equity	$248,871	$250,361

In the three months ended March 31, 2007, we recorded approximately $1.3 million of equity in earnings and approximately $2.7 million of distributions from our six undivided TIC interest investments.  In the three months ended March 31, 2006, we recorded approximately $1.1 million of equity in earnings and approximately $2.3 million of distributions from our seven undivided TIC interest investments.  At the end of 2006, we purchased all of the remaining TIC interests in the Pratt Building and at December 31, 2006, the Pratt Building was our wholly-owned property.  Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the three months ended March 31, 2007 and 2006 as follows (in thousands):

	March 31,	March 31,
	2007	2006
Revenue	$10,071	$11,608

Operating expenses:
Operating expenses	2,718	3,189
Property taxes	1,427	1,491
Total operating expenses	4,145	4,680

Operating income	5,926	6,928
Non-operating (income) expenses:
Depreciation and amortization	3,619	4,688
(Interest income)/bank fees, net	(70)	(70)
Total non-operating (income) expenses	3,549	4,618

Net income	$2,377	$2,310

Company's share of TIC net income	$1,310	$1,061

Company's share of total TIC distributions	$2,651	$2,317

6.              Mortgages Payable

Our mortgages payable was approximately $1.6 billion at both March 31, 2007 and December 31, 2006 and consists of borrowings related to our property acquisitions.  Each of our mortgage loans is collateriazed by the property that was acquired in association with that loan.  Our mortgages payable are all fixed rate mortgages with interest rates ranging from 5.16% to 6.223%.  Generally, our mortgage loans mature at approximately ten years from origination and require payments of interest only for approximately five years, with payments of principal and interest thereafter.  At March 31, 2007, our mortgages payable have maturity dates that range from November 2010 to January 2017.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and maintaining minimum debt service coverage ratios.  At March 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.

The following table summarizes our mortgages payable as of March 31, 2007 (in thousands):

Principal payments due in:
April 1 - December 31, 2007	$1,639
2008	3,373
2009	4,185
2010	31,038
2011	50,042
Thereafter	1,516,517
unamortized premium	2,307
Total	$1,609,101

7.              Stockholders’ Equity

Capitalization

As of March 31, 2007, we had 147,477,423 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings.  As of March 31, 2007, we had no shares of preferred stock issued and outstanding.  As of such date, we had options to purchase 40,500 shares of common stock outstanding at a weighted average exercise price of $9.16, as adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  As of March 31, 2007, we had warrants to purchase 750,937 shares of common stock from the Initial Offering for the benefit of participating individual broker-dealers, as adjusted for the 10% stock dividend.  At March 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  On March 22, 2006, we sold 1,000 shares of our convertible stock to Behringer Advisors.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or need for long-term care, other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the three months ended March 31, 2007, we have redeemed approximately 305,000 shares for approximately $2.7 million.

Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of March 31, 2007, we had issued to the independent members of the Board of Directors options to purchase 40,500 shares of our common stock at a weighted average exercise price of $9.16 per share, as adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  All of these options were anti-dilutive to earnings per share for the periods ended March 31, 2007 and 2006.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For both the three months ended March 31, 2007 and 2006, approximately $0.1 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of March 31, 2007 were approximately $8.3 million, which included approximately $4.2 million of cash distributions payable and approximately $4.1 million of DRIP distributions payable.

The following are the distributions declared during the three months ended March 31, 2007 and 2006 (in thousands):

1st Quarter	Total	Cash	DRIP
2007	$22,918	$11,607	$11,311
2006	12,461	6,201	6,260

8.              Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Current Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  In the three months ended March 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $16.6 million and approximately $6.2 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the three months ended March 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $5.8 million and approximately $1.7 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  For the three months ended March 31, 2007 and 2006, offering expenses of approximately $3.7 million and approximately $1.7 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $83,000 and $8.0 million in acquisition and advisory fees for the investments we acquired for the three months ended March 31, 2007 and 2006, respectively.  We capitalize these fees as part of our real estate or investments in TIC interests.

We have paid and expect to pay in the future, HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $1.9 million and $0.7 million in the three months ended March 31, 2007 and 2006, respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the three months ended March 31, 2007, we incurred and expensed approximately $3.3 million of asset management fees.  Asset management fees, totaling approximately $1.2 million, were fully waived for the three months ended March 31, 2006.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the three months ended March 31, 2007 and approximately $2.1 million of such debt financing fees for the three months ended March 31, 2006.

At March 31, 2007, we had a payable to affiliates of our advisor of approximately $5.0 million consisting primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.

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

9.              Commitments and Contingencies

On May 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 5.6285% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 5”).  As of March 31, 2007, deposits under Stearns Rate Lock No. 5 were approximately $0.8 million and are recorded in “Prepaid expenses and other assets” on our balance sheet.  As March 31, 2007, approximately $39 million in future borrowings are still available under the Stearns Rate Lock No. 5.

On December 1, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 4.90% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 7”).  As of March 31, 2007, deposits under Stearns Rate Lock No. 7 were approximately $0.8 million and are recorded in “Prepaid expenses and other assets” on our balance sheet.  As of March 31, 2007 no loans have been closed under Stearns Rate Lock No. 7.

At March 31, 2007, the generally available estimated base market interest rate was approximately 5.174%, based on 10-year treasury rates and the 10-year swap spread as of that date.

As of March 31, 2007, we had commitments of approximately $50.2 million for future tenant improvements and lease incentives.

10.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2007 and 2006:

	Three Months ended	Three Months ended
	March 31, 2007	March 31, 2006
Interest paid	$22,574	$5,822

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$2,321	$(86)

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$10,577	$6,059
Mortgage note assumed in property acquisition	—	114,200

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

11.          Subsequent Events

On April 2, 2007, Behringer OP, our operating partnership, entered into a $100 million revolving credit facility, which may be increased to $400 million, with Behringer Harvard Multifamily OP I LP, (the “Borrower.”)  The Borrower is the operating partnership of Behringer Harvard Multifamily REIT I, Inc. (“Multifamily REIT”) which controls the general partner of the Borrower.  The facility matures on April 1, 2008 but may be extended one additional year.  The Multifamily REIT has been formed and sponsored by Behringer Harvard Holdings, the entity which was also responsible for forming and sponsoring us.  Certain of our executive officers also serve as executive officers of the Multifamily REIT.  The Multifamily REIT, like us, is controlled by a board, the majority of which is independent, none of which overlap with our board, and is not otherwise affiliated with us.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties. Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of VIEs in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity is evaluated for consolidation under the AICPA SOP 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

Investments in TIC Interests

As of March 31, 2007, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided TIC interests in various office buildings. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under the AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5 “Determining Whether a

General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure we will compare the estimated fair value of our investment to the carrying value at each reporting date. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. No impairment charges have been taken in the three months ended March 31, 2007 or 2006.

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

Overview

We were incorporated in June 2002 as a Maryland corporation and have elected to be taxed, and currently qualify, as a real estate investment trust, or REIT, for federal income tax purposes. We acquire and operate institutional quality real estate. In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants. To date, all of our investments have been institutional quality office properties located in metropolitan cities and suburban markets in the United States. Our management and members of our board of directors have extensive experience in investing in numerous types of properties. Thus, we also may acquire institutional quality industrial, retail, hospitality, multifamily and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.

As of March 31, 2007, we owned, through 100% ownership or TIC interests, a portfolio of 36 office properties located in 16 states and the District of Columbia.

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

Results of Operations

At March 31, 2007, we owned interests in 36 properties. At March 31, 2006, we owned interests in 24 properties. Accordingly, our results of operations for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, reflect significant increases in most categories due to the growth of our portfolio of properties.

Three months ended March 31, 2007 as compared to three months ended March 31, 2006

Rental Revenue. Our wholly-owned properties generated rental revenue of approximately $73.5 million for the three months ended March 31, 2007 as compared to approximately $22.6 million for the three months ended March 31, 2006. The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties. In addition, rental revenue is higher in 2007 due to the receipt of an approximately $3.9 million lease termination fee related to the early termination of the single tenant lease at the Cyprus Building in Englewood, Colorado. Effective May 2007, a new tenant has leased 100% of the Cyprus Building for the next five years. We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2007 were approximately $15.7 million as compared to approximately $4.5 million for the three months ended March 31, 2006 and were comprised of property operating expenses from our wholly-owned properties. The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense for the three months ended March 31, 2007 and 2006 was approximately $22.6 million and $6.7 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments. Our mortgages payable increased to approximately $1.6 billion at March 31, 2007 from approximately $564.6 million at March 31, 2006. We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2007 were approximately $10.4 million as compared to approximately $2.9 million for the three months ended March 31, 2006 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties. We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees. Property management fees for the three months ended March 31, 2007 were approximately $2.1 million as compared to approximately $0.8 million for the three months ended March 31, 2006, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments. We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $3.3 million for the three months ended March 31, 2007. All asset management fees, totaling approximately $1.2 million, were fully waived by Behringer Advisors for the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 were approximately $0.5 million as compared to approximately $0.4 million for the three months ended March 31, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2007 was approximately $33.9 million as compared to $10.1 million for the three months ended March 31, 2006 and was comprised of depreciation and amortization expense from each of our wholly-owned properties. In addition, depreciation and amortization is higher in 2007 due to approximately $2.2 million of lease intangible amortization related to the early termination of the single tenant lease at the Cyprus Building in Englewood, Colorado. Effective May 2007, a new tenant has leased 100% of the Cyprus building for the next five years. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income. Interest income was approximately $3.1 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, and was comprised of interest income associated with funds on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. At March 31, 2007 we had TIC interests in six properties and at March 31, 2006 we had TIC interests in seven properties. Equity in earnings of investments in TIC interests for the three months ended March 31, 2007 was approximately $1.3 million and was comprised of our share of equity in the earnings of our TIC interest investments. During the three months ended March 31, 2006, our equity in earnings of investments in TIC interests was approximately $1.1 million. This increase is due to improved earnings at our TIC interest properties and an increase in our TIC interest in Minnesota Center and Colorado Building. These increases were partially offset by a decrease related to the purchase of the remaining TIC interests in the Pratt Building, which is wholly owned and consolidated effective December 31, 2006.

Cash Flow Analysis

As of March 31, 2007, we owned interests in 36 real estate properties. As of March 31, 2006, we owned interests in 24 real estate properties. As a result, our cash flows for the three months ended March 31, 2007 reflect significant differences from the cash flows for the three months ended March 31, 2006.

Cash flows provided by operating activities for the three months ended March 31, 2007 were approximately $12.2 million and were primarily comprised of the net loss of approximately $10.7 million, adjusted for depreciation and amortization expense of approximately $32.0 million, and net changes in working capital accounts of approximately $8.2 million. During the three months ended March 31, 2006, cash flows provided by operating activities were approximately $4.5 adjusted for depreciation and amortization expense of approximately $9.2 million, and net changes in working capital accounts of approximately $4.2 million.

Cash flows provided by investing activities for the three months ended March 31, 2007 were approximately $53,000 and were primarily comprised of a reduction in restricted cash of $8.4 million offset by purchases of real estate and additions of property and equipment of $9.8 million. During the three months ended March 31, 2006, cash flows used in investing activities were approximately $162.4 million, which primarily consisted of purchases of real estate.

Cash flows provided by financing activities for the three months ended March 31, 2007 were approximately $212.1 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $220.6 million, partially offset by distributions of approximately $11.0 million. During the three months ended March 31, 2006, cash flows provided by financing activities were approximately $160.7 million and were comprised primarily of funds received from issuance of stock and proceeds from mortgages payable, net of mortgage payments.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Current Offering. However, there may be a delay between the sale of our shares and our purchase of real estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations. During this period, we may decide to temporarily invest any unused proceeds from the Offerings in investments that could yield lower returns than our targeted investments in real estate related assets. These lower returns may affect our ability to make distributions or the amount actually distributed.

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

As previously disclosed in late 2005, we have seen downward pressure on the current yields available in institutional quality real estate due to what we believe is increasing demand for such assets on the part of institutional and global real estate investors. At that time we disclosed and discussed our board of director’s policy of continually evaluating our distribution rate on at least a quarterly basis.

Subsequent to this disclosure, cap rates showed evidence of flattening and stabilization and the board continued to declare distributions without lowering the per share distribution rate. Following indicators of cap rate stabilization, market conditions have once again strengthened and cap rates/yields for institutional quality real estate once again trended markedly lower. We believe that the recent acquisition of the largest office REIT in the United States, in the largest privatization in REIT history, contributed to this lowering yield trend. Not only was this REIT acquired at a substantial premium to its publicly traded market price and at a historically low cap rate, the buying entity immediately resold some of the acquired assets at even lower cap rates.

In our view, these strengthening market factors have caused institutional quality real estate owners to reevaluate valuations and consider what a willing buyer would pay for their assets or portfolio. We, like virtually all investors in institutional quality real estate, feel the effect in the form of lower current yields on newly acquired assets. Although we believe this is occurring in the anticipation of appreciation in the long term, it impacts current yields.

We intend to review and consider making investments and implementing investment strategies of the types provided for in our charter and described in our prospectus, in a proactive effort to offset this current low yield environment and to maintain an attractive current distribution to our stockholders. In the interim, our board of directors will continue to evaluate our distribution levels on at least a quarterly basis, and considering the current historically low cap rate environment, our goal of maintaining an institutional quality portfolio of assets and providing for a successful liquidity event, may consider lowering our distribution rates for subsequent periods.

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses plus pay a monthly distribution. Historically, a portion of the distributions have been paid from cash provided by operations and sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.

As of March 31, 2007, we were in compliance with all financial covenants and restrictions.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We compute FFO in accordance the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculations of FFO for the three months ended March 31, 2007 and 2006 are presented below (in thousands):

	Three months ended
	March 31,
	2007	2006

Net loss	$(10,657)	$(585)

Real estate depreciation (1)	18,440	5,815
Real estate amortization (1)	17,648	6,321
Funds from operations (FFO)	$25,431	$11,551

Weighted average shares	132,000	71,707

(1)    This represents the depreciation and amortization expense of the properties we wholly own and our share of depreciation and amortization expense of the properties in which we own TIC interests. The expenses of the TIC interests are reflected in our equity in earnings from these TIC investments.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results. Straight-line rental revenue, amortization of intangible lease assets and liabilities, amortization of lease incentives and bad debt expense of the TIC interests are reflected in our equity in earnings from these TIC investments and are included in the amounts presented below.

•                  Straight-line rental revenue of approximately $5.2 million and $1.1 million was recognized for the three months ended March 31, 2007 and 2006, respectively;

•                  Amortization of lease incentives of approximately $0.3 million was recognized as a decrease to rental revenues for the three months ended March 31, 2007. There was no amortization of lease incentives for the three months ended March 31, 2006;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $2.1 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively;

•                  Bad debt recoveries of approximately $47,000 and $21,000 were recognized for the three months ended March 31, 2007 and 2006, respectively, and

•                  Amortization of deferred financing costs of approximately $0.5 million and $0.2 million was recognized as interest expense for the three months ended March 31, 2007 and 2006, respectively.

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the three months ended March 31, 2007, FFO exceeded distributions declared and paid. In prior periods, some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets. Given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments in TIC interests, and the sale of assets. We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties. To facilitate understanding of this financial measure, a reconciliation of net operating income to net loss has been provided in accordance with GAAP. Our calculations of NOI for the three months ended March 31, 2007 and 2006 are presented below (in thousands):

		Three months ended
		March 31,
		2007	2006
Rental revenue		$73,467	$22,560

Operating expenses:
	Property operating expenses	15,687	4,541
	Real estate taxes	10,410	2,864
	Property management fees	2,081	769
Total operating expenses		28,178	8,174

Net operating income		$45,289	$14,386

Reconciliation to Net loss
Net operating income		$45,289	$14,386

Less:	Depreciation and amortization	(33,896)	(10,062)
	General and administrative expense	(526)	(353)
	Interest expense	(22,586)	(6,662)
	Asset management fees	(3,303)	—
Add:	Interest income	3,055	1,045
	Equity in earnings of investments of TIC interests	1,310	1,061
Net loss		$(10,657)	$(585)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. At March 31, 2007 all of our borrowings were at fixed interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the quarter ended March 31, 2007, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
January 2007	—	$—	—	(1)
February 2007	304,688	$8.89	304,688	(1)
March 2007	—	$—	—	(1)

(1)                A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2007.

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

BEHRINGER HARVARD REIT I, INC.

Dated: May 15, 2007	By:	/s/ Gary S. Bresky
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

10.1	Form of Agreement between the Company and each of its directors (previously filed and incorporated by reference to Form 8-K filed on February 15, 2007)

10.2	Form of Agreement between the Company and each of its executive officers (previously filed and incorporated by reference to Form 8-K filed on February 15, 2007)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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