Form 10-Q
period 2007-06-30
BEHRINGER HARVARD REIT I INC
filed 2007-08-14
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

As of August 1, 2007, Behringer Harvard REIT I, Inc. had 186,230,130 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.
FORM 10-Q
Quarter Ended June 30, 2007

PART I
FINANCIAL INFORMATION

Item 1.              Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Real estate
Land	$279,038	$269,968
Buildings, net	1,635,159	1,637,738
Total real estate	1,914,197	1,907,706

Cash and cash equivalents	605,578	124,948
Restricted cash	86,952	103,343
Accounts receivable, net	27,265	21,205
Prepaid expenses and other assets	6,482	4,210
Investments in tenant-in-common interests	145,525	145,621
Deferred financing fees, net	16,852	17,912
Notes receivable, net	3,011	3,013
Lease intangibles, net	339,836	367,014
Total assets	$3,145,698	$2,694,972

Liabilities and stockholders’ equity

Liabilities
Mortgages payable	$1,609,715	$1,609,702
Accounts payable	4,200	2,390
Payables to affiliates	3,990	2,080
Acquired below-market leases, net	91,317	98,812
Distributions payable	10,105	7,096
Accrued liabilities	53,779	53,683
Subscriptions for common stock	1,882	3,216
Other liabilities	976	479
Total liabilities	1,775,964	1,777,458

Commitments and contingencies

Minority interest	2,922	3,072

Stockholders’ equity

Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 180,090,291 and 121,884,470 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	18	12
Additional paid-in capital	1,609,614	1,085,806
Cumulative distributions and net loss	(242,820)	(171,376)
Total stockholders’ equity	1,366,812	914,442
Total liabilities and stockholders’ equity	$3,145,698	$2,694,972

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Rental revenue	$68,811	$31,892	$142,278	$54,452

Expenses
Property operating expenses	16,442	6,317	32,129	10,858
Interest expense	22,815	9,136	45,401	15,798
Real estate taxes	9,696	3,975	20,106	6,839
Property management fees	2,076	1,077	4,157	1,846
Asset management fees	3,313	1,130	6,616	1,130
General and administrative	521	304	1,047	657
Depreciation and amortization	30,833	15,126	64,729	25,188
Total expenses	85,696	37,065	174,185	62,316

Interest income	6,488	886	9,543	1,931

Equity in earnings of investments in tenant-in-common interests	1,471	1,248	2,781	2,309
Net loss before income taxes	(8,926)	(3,039)	(19,583)	(3,624)

Current income taxes	242	—	242	—
Deferred income taxes	63	—	63	—
Net loss	$(9,231)	$(3,039)	$(19,888)	$(3,624)

Basic and diluted weighted average shares outstanding	164,111,738	81,585,275	148,144,535	76,673,512

Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.13)	$(0.05)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Total
	Number	Par	Number	Par	Paid-in	and	Stockholders'
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2006	—	$—	67,863	$7	$603,452	$(86,031)	$517,428

Issuance of common stock, net	—	—	51,569	5	458,288	—	458,293
Redemption of common stock	—	—	(680)	—	(5,913)	—	(5,913)
Issuance of convertible stock, net	1	—	—	—	1	—	1
Distributions declared on common stock	—	—	—	—	—	(62,913)	(62,913)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,132	—	29,978	—	29,978
Net loss			—			(22,432)	(22,432)
Balance at December 31, 2006	1	—	121,884	12	1,085,806	(171,376)	914,442

Issuance of common stock, net	—	—	56,319	6	505,730	—	505,736
Redemption of common stock	—	—	(667)	—	(5,936)	—	(5,936)
Distributions declared on common stock	—	—	—	—	—	(51,556)	(51,556)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,554	—	24,014	—	24,014
Net loss						(19,888)	(19,888)
Balance at June 30, 2007	1	$—	180,090	$18	$1,609,614	$(242,820)	$1,366,812

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months ended	Six Months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$(19,888)	$(3,624)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	61,518	23,050
Amortization of deferred financing fees	1,060	473
Amortization of deferred financing income	(62)	—
Equity in earnings of investments in tenant-in-common interests	(2,781)	(2,309)
Distributions from investments in tenant-in-common interests	2,781	2,309
Change in accounts receivable	(5,994)	(3,632)
Change in prepaid expenses and other assets	(1,437)	1,171
Change in lease intangibles	(4,703)	(113)
Change in accounts payable	1,810	27
Change in accrued liabilities	2,812	10,598
Change in payables to affiliates	8	(8)
Cash provided by operating activities	35,124	27,942

Cash flows from investing activities
Purchases of tenant-in-common interests	(2,462)	(1,037)
Return of investments in tenant-in-common interests	2,558	2,676
Purchases of real estate	(25,100)	(741,287)
Escrow deposits on real estate to be acquired	(875)	2,009
Additions of property and equipment	(20,773)	(7,365)
Change in note receivable	—	(3,000)
Change in restricted cash	15,057	(46,837)
Cash used in investing activities	(31,595)	(794,841)

Cash flows from financing activities
Financing costs	—	(7,382)
Proceeds from mortgages payable	1,277	531,015
Payments on mortgages payable	(1,265)	(257)
Loan deposits on real estate to be acquired	—	(5)
Issuance of convertible stock	—	1
Issuance of common stock	562,408	187,242
Redemptions of common stock	(5,936)	(1,668)
Offering costs	(56,597)	(22,763)
Distributions	(24,609)	(12,687)
Distributions to minority interest holders	(150)	(151)
Change in subscriptions for common stock	(1,334)	(213)
Change in subscription cash received	1,334	213
Change in payables to affiliates	1,973	1,410
Cash provided by financing activities	477,101	674,755

Net change in cash and cash equivalents	480,630	(92,144)
Cash and cash equivalents at beginning of period	124,948	128,742
Cash and cash equivalents at end of period	$605,578	$36,598

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Business

Organization

Behringer Harvard REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.  We 7acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP”).  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners of Behringer OP.

We are externally managed and advised by Behringer Advisors, LLC, a Texas limited liability company organized in June 2007 (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Advisors LP, a Texas limited partnership, which was merged into Behringer Advisors solely to change the type of entity.

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

On February 11, 2005, we commenced a second public offering (the “Second Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 under the Securities Act.  The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania, and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

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

As of June 30, 2007, we had 180,090,291 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of June 30, 2007, we had no shares of preferred stock issued and outstanding, and we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13 and warrants to purchase 750,937 shares of common stock from the Initial Offering issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend if issued prior to September 30, 2005.  At June 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend issued on October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors LP for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

We admit new stockholders at least monthly.  All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders.  Upon admission of new stockholders, subscription proceeds are transferred to

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Our common stock is not currently listed on a national exchange.  However, management anticipates by 2017 either listing the common stock on a national exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing prior to 2017, our charter requires us to begin selling our properties and liquidating our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2007 and consolidated statements of operations and cash flows for the six months ended June 30, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended June 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under other applicable literature, including the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 94 “ Consolidation of All Majority-Owned Subsidiaries.”

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives for acquired lease intangibles range from two months to 11.5 years.

Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease
Intangibles
July 1 - December 31, 2007	$25,535
2008	50,392
2009	37,878
2010	35,830
2011	26,144

As of June 30, 2007 and December 31, 2006, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
as of June 30, 2007	Improvements	Intangibles	Leases
Cost	$1,711,672	$412,025	$(107,361)
Less: depreciation and amortization	(76,513)	(72,189)	16,044
Net	$1,635,159	$339,836	$(91,317)

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of June 30, 2007 and December 31, 2006 also included approximately $85.1 million and $100.1 million, respectively, held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

      Accounts receivable primarily consist of receivables from tenants of our wholly-owned properties.  Our allowance for doubtful accounts was approximately $109,000 and $96,000 as of June 30, 2007 and December 31, 2006, respectively.

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

Investment Impairments

For our wholly-owned properties, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset need to be reduced to estimated fair value.

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the six months ended June 30, 2007 or 2006.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $2.6 million and $1.8 million as of June 30, 2007 and December 31, 2006, respectively.

Notes Receivable

Notes receivable represents a mortgage loan we made related to undeveloped land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on the anniversary date of the note.  We purchased the developed portion of the Terrace, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

On April 2, 2007, Behringer OP, our operating partnership, entered into a $100 million revolving credit facility, which may be increased to $400 million, with Behringer Harvard Multifamily OP I LP, (the “Borrower.”)  The Borrower is the operating partnership of Behringer Harvard Multifamily REIT I, Inc. (“Multifamily REIT”) which controls the general partner of the Borrower.  The facility matures on April 1, 2008 but may be extended one additional year.  The Multifamily REIT has been formed and sponsored by Behringer Harvard Holdings, the entity which was also responsible for forming and sponsoring us.  Certain of our executive officers also serve as executive officers of the Multifamily REIT.  The Multifamily REIT, like us, is controlled by a board, the majority of which is independent, none of which overlap with our board, and is not otherwise affiliated with us.  As of June 30, 2007, there were no borrowings outstanding under this credit facility.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of both June 30, 2007 and December 31, 2006, the balance of our asset retirement obligation was approximately $0.5 million and is included in other liabilities.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2007 and 2006 was approximately $10.3 million and $2.2 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the three and six months ended June 30, 2007, we recognized current tax expense of approximately $242,000 and deferred tax expense of approximately $63,000 related to the Texas margin tax.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the three and six months ended June 30, 2007 and 2006, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At June 30, 2007 and December 31, 2006, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At June 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of June 30, 2007, we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13 and warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering at $10.91 per share which were issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  As of June 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

significant return of capital to our stockholders.  In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

We have evaluated the potential impact of identified uncertain tax positions and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law.  As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the six months ended June 30, 2007.  The adoption of FIN 48 therefore had no impact on our financial statements.

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

In June, 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings.  The provisions of this SOP are effective for us on January 1, 2008.  We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

5.   Acquisitions

On April 3, 2007, we acquired approximately 3.8 acres of land in Houston, Texas (“Eldridge land”) for a purchase price of approximately $3.1 million.  We paid the full amount of the purchase price with cash on hand.

On June 14, 2007, we acquired two single-story office buildings with a combined square footage of approximately 133,000 in Ft. Worth, Texas (“Centreport Office Center”) for a purchase price of approximately $18.6 million.  We paid the full amount of the purchase price with cash on hand.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.   Investments in Tenant-in-Common Interests

The following is a summary of our TIC interest investments as of June 30, 2007 and December 31, 2006 (in thousands):

		June 30, 2007		December 31, 2006
	TIC	Carrying Value	Mortgages	Carrying Value	Mortgages
Property Name	Interest	of Investment	Payable (1)	of Investment	Payable (1)
Minnesota Center	93.07%	$41,784	$26,715	$42,405	$26,901
Enclave on the Lake	36.31%	8,909	6,943	9,196	6,999
St. Louis Place	35.71%	10,815	6,894	10,984	6,940
Colorado Building (2)	86.05%	39,745	24,094	37,831	22,817
Travis Tower	60.43%	31,916	21,990	32,510	22,154
Alamo Plaza	30.58%	12,356	9,634	12,695	9,634
Total		$145,525	$96,270	$145,621	$95,445

(1)                                  Each of the TIC investors, including us, is a borrower under these mortgage agreements.  This amount represents only the mortgage payable for our investment interest.

(2)                                  As of June 25, 2007 our TIC interest investment in the Colorado Building increased from 81.49% to 86.05%.

Our undivided TIC interest investments as of June 30, 2007 and December 31, 2006 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

	June 30,	December 31,
	2007	2006
Land	$33,380	$33,380
Buildings, net	164,165	166,589
Lease intangibles, net	24,253	27,498
Cash and cash equivalents	5,511	3,783
Restricted cash	15,333	15,286
Accounts receivable and other assets	4,407	3,825
Total assets	$247,049	$250,361

Acquired below market lease intangibles, net	$2,554	$2,983
Other liabilities	7,155	5,668
Total liabilities	9,709	8,651

Equity	237,340	241,710
Total liabilities and equity	$247,049	$250,361

In the six months ended June 30, 2007, we recorded approximately $2.8 million of equity in earnings and approximately $5.3 million of distributions from our six undivided TIC interest investments.  In the six months ended June 30, 2006, we recorded approximately $2.3 million of equity in earnings and approximately $5.0 million of distributions from our seven undivided TIC interest investments.  At the end of 2006, we purchased all of the remaining TIC interests in the Pratt Building, and at December 31, 2006, the Pratt Building was our wholly-owned property.  Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the six months ended June 30, 2007 and 2006 as follows (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	June 30,	June 30,
	2007	2006
Revenue	$20,177	$23,280

Operating expenses:
Operating expenses	5,429	6,249
Property taxes	2,897	2,904
Total operating expenses	8,326	9,153

Operating income	11,851	14,127
Non-operating (income) expenses:
Depreciation and amortization	7,119	9,333
(Interest income)/bank fees, net	(158)	(154)
Total non-operating (income) expenses	6,961	9,179

Net income	$4,890	$4,948

Company’s share of TIC net income	$2,781	$2,309

Company’s share of total TIC distributions	$5,339	$4,985

7.   Mortgages Payable

Our mortgages payable was approximately $1.6 billion at both June 30, 2007 and December 31, 2006 and consists of borrowings related to our property acquisitions.  Each of our mortgage loans is collateriazed by the property that was acquired in association with that loan.  Our mortgages payable are all fixed rate mortgages with interest rates ranging from 5.16% to 6.223%.  Generally, our mortgage loans mature at approximately ten years from origination and require payments of interest only for approximately five years, with payments of principal and interest thereafter.  At June 30, 2007, our mortgages payable have maturity dates that range from November 2010 to January 2017.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At June 30, 2007, we were in compliance with each of the debt covenants under our loan agreements.

The following table summarizes our mortgages payable as of June 30, 2007 (in thousands):

Principal payments due in:
July 1 - December 31, 2007	$1,103
2008	3,373
2009	4,187
2010	31,053
2011	50,057
Thereafter	1,517,770
unamortized premium	2,172
Total	$1,609,715

8.   Stockholders’ Equity

Capitalization

As of June 30, 2007, we had 180,090,291 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings.  As of June 30, 2007, we had no shares of preferred stock issued and outstanding.  As of such date, we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13, as adjusted for the 10% stock dividend issued October 1, 2005, if issued prior to September 30, 2005.  As of June 30, 2007, we had warrants to purchase 750,937 shares of common stock from the Initial Offering for the benefit of participating individual broker-dealers, as adjusted for the 10% stock dividend.  At June 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  On March 22, 2006, we sold 1,000 shares of our convertible stock to Behringer Advisors LP.  Pursuant to its terms, the convertible

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

stock is convertible into shares of our common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, the need for long-term care, or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the six months ended June 30, 2007, we have redeemed approximately 667,000 shares for approximately $5.9 million.

Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of June 30, 2007, we had issued to the independent members of the Board of Directors options to purchase 55,500 shares of our common stock at a weighted average exercise price of $9.13 per share, as adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  All of these options were anti-dilutive to earnings per share for the periods ended June 30, 2007 and 2006.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For both the six months ended June 30, 2007 and 2006, approximately $0.2 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of June 30, 2007 were approximately $10.1 million, which included approximately $5.0 million of cash distributions payable and approximately $5.1 million of DRIP distributions payable.

The following are the distributions declared during the six months ended June 30, 2007 and 2006 (in thousands):

	Total	Cash	DRIP
2007
1st Quarter	$22,918	$11,607	$11,311
2nd Quarter	28,788	14,305	14,483

2006
1st Quarter	$12,461	$6,201	$6,260
2nd Quarter	14,339	7,143	7,196

9.   Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Current Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  In the six months ended June 30, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $38.3 million and approximately $14.1 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the six months ended June 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $12.9 million and approximately $3.8 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  For the six months ended June 30, 2007 and 2006, offering expenses of approximately $8.4 million and approximately $3.8 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $0.7 million and $25.4 million in acquisition and advisory fees for the investments we acquired for the six months ended June 30, 2007 and 2006, respectively.  We capitalize these fees as part of our real estate or investments in TIC interests.

We have paid, and expect to pay in the future, HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $3.7 million and $1.5 million in the six months ended June 30, 2007 and 2006, respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the six months ended June 30, 2007, we incurred and expensed approximately $6.6 million of asset management fees as compared to approximately $1.1 million for the six months ended June 30, 2006.  Asset management fees, totaling approximately $1.7 million, were waived for the six months ended June 30, 2006.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the six months ended June 30, 2007 and approximately $6.4 million of such debt financing fees for the six months ended June 30, 2006.

At June 30, 2007, we had a payable to affiliates of our advisor of approximately $4.0 million consisting primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.

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

10.   Commitments and Contingencies

On May 5, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 5.6285% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 5”).  As of June 30, 2007, deposits under Stearns Rate Lock No. 5 were approximately $0.8 million and are recorded in “Prepaid expenses and

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

other assets” on our balance sheet.  As of June 30, 2007, approximately $39 million in future borrowings are still available under the Stearns Rate Lock No. 5.

On December 1, 2006, we entered into an Extended Rate Lock Agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 4.90% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 7”).  As of June 30, 2007, deposits under Stearns Rate Lock No. 7 were approximately $0.8 million and are recorded in “Prepaid expenses and other assets” on our balance sheet.  As of June 30, 2007 no loans have been closed under Stearns Rate Lock No. 7.

At June 30, 2007, the generally available estimated base market interest rate was approximately 5.664%, based on 10-year treasury rates and the 10-year swap spread as of that date.

As of June 30, 2007, we had commitments of approximately $43.6 million for future tenant improvements and lease incentives.

11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2007 and 2006:

	Six Months ended	Six Months ended
	June 30, 2007	June 30, 2006
Interest paid	$44,692	$14,442

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$4,791	$6,839

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$24,169	$12,996
Mortgage note assumed in property acquisition	—	114,200
Redemption of stock in accrued liabilities	—	1,082

12.          Subsequent Events

On July 11, 2007, our board of directors declared distributions payable to the stockholders of record each day during the months of August and September 2007.  The declared distributions for August and September will equal a daily amount of $.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution stockholders not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred has the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Investments in TIC Interests

As of June 30, 2007, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided TIC interests in various office buildings.  Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under the AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

We account for these investments using the equity method of accounting in accordance with SOP 78-9.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.

Investment Impairments

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure we will compare the estimated fair value of our investment to the carrying value at each reporting date.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken in the six months ended June 30, 2007 or 2006.

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

As of June 30, 2007, we owned, through 100% ownership or TIC interests, a portfolio of 37 office properties located in 16 states and the District of Columbia.

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

On February 11, 2005, we commenced the Second Offering of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 under the Securities Act.  The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania, and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

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

Results of Operations

At June 30, 2007, we owned interests in 37 properties.  At June 30, 2006, we owned interests in 28 properties.  Accordingly, our results of operations for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, reflect significant increases in most categories due to the growth of our portfolio of properties.

Three months ended June 30, 2007 as compared to three months ended June 30, 2006

Rental Revenue. Our wholly-owned properties generated rental revenue of approximately $68.8 million for the three months ended June 30, 2007 as compared to approximately $31.9 million for the three months ended June 30, 2006.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2007 were approximately $16.4 million as compared to approximately $6.3 million for the three months ended June 30, 2006 and were comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense for the three months ended June 30, 2007 and 2006 was approximately $22.8 million and $9.1 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  Our mortgages payable increased to approximately $1.6 billion at June 30, 2007 from approximately $998.5 million at June 30, 2006.  We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2007 were approximately $9.7 million as compared to approximately $4.0 million for the three months ended June 30, 2006 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees. Property management fees for the three months ended June 30, 2007 were approximately $2.1 million as compared to approximately $1.1 million for the three months ended June 30, 2006, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $3.3 million for the three months ended June 30, 2007 as compared to approximately $1.1 million for the three months ended June 30, 2006.  Asset management fees of $0.5 million were waived by Behringer Advisors LP for the three months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 were approximately $0.5 million as compared to approximately $0.3 million for the three months ended June 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2007 was approximately $30.8 million as compared to $15.1 million for the three months ended June 30, 2006 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income. Interest income was approximately $6.5 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and was comprised of interest income associated with funds on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. At June 30, 2007 we had TIC interests in six properties and at June 30, 2006 we had TIC interests in seven properties.  Equity in earnings of investments in TIC interests for the three months ended June 30, 2007 was approximately $1.5 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the three months ended June 30, 2006, our equity in earnings of investments in TIC interests was approximately $1.2 million.  This increase is due to improved earnings, in aggregate, at our TIC interest properties and an increase in our TIC interest in Minnesota Center and Colorado Building.  These increases were partially offset by a decrease related to the purchase of the remaining TIC interests in the Pratt Building, which is wholly owned and consolidated effective as of December 31, 2006.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Rental Revenue. Our wholly-owned properties generated rental revenue of approximately $142.3 million for the six months ended June 30, 2007 as compared to approximately $54.5 million for the six months ended June 30, 2006.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  In addition, rental revenue is higher in 2007 due to the receipt of an approximately $3.9 million lease termination fee related to the early termination of the single tenant lease at the Cyprus Building in Englewood, Colorado.  Effective May 2007, a new tenant has leased 100% of the Cyprus Building for the next five years.  We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2007 were approximately $32.1 million as compared to approximately $10.9 million for the six months ended June 30, 2006 and were comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense for the six months ended June 30, 2007 and 2006 was approximately $45.4 million and $15.8 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  Our mortgages payable increased to approximately $1.6 billion at June 30, 2007 from approximately $998.5 million at June 30, 2006.  We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2007 were approximately $20.1 million as compared to approximately $6.8 million for the six months ended June 30, 2006 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees. Property management fees for the six months ended June 30, 2007 were approximately $4.2 million as compared to approximately $1.8 million for the six months ended June 30, 2006, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees were approximately $6.6 million for the six months ended June 30, 2007 as compared to approximately $1.1 million for the six months ended June 30, 2006.  Asset management fees of approximately $1.7 million were waived by Behringer Advisors LP for the six months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 were approximately $1.0 million as compared to approximately $0.7 million for the six months ended June 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2007 was approximately $64.7 million as compared to $25.2 million for the six months ended June 30, 2006 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  In addition, depreciation and amortization is higher in 2007 due to approximately $2.2 million of lease intangible amortization related to the early termination of the single tenant lease at the Cyprus Building in Englewood, Colorado.  Effective May 2007, a new tenant leased 100% of the Cyprus building for five years.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income. Interest income was approximately $9.5 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively, and was comprised of interest income associated with funds on deposit with banks.

Equity in Earnings of Investments in Tenant-in-Common Interests. At June 30, 2007 we had TIC interests in six properties and at June 30, 2006 we had TIC interests in seven properties.  Equity in earnings of investments in TIC interests for the six months ended June 30, 2007 was approximately $2.8 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the six months ended June 30, 2006, our equity in earnings of investments in TIC interests was approximately $2.3 million.  This increase is due to improved earnings, in aggregate, at our TIC interest properties and an increase in our TIC interest in Minnesota Center and Colorado Building.  These increases were partially offset by a decrease related to the purchase of the remaining TIC interests in the Pratt Building, which is wholly owned and consolidated effective as of December 31, 2006.

Cash Flow Analysis

As of June 30, 2007, we owned interests in 37 real estate properties.  As of June 30, 2006, we owned interests in 28 real estate properties.  As a result, our cash flows for the six months ended June 30, 2007 reflect significant differences from the cash flows for the six months ended June 30, 2006.

Cash flows provided by operating activities for the six months ended June 30, 2007 were approximately $35.1 million and were primarily comprised of the net loss of approximately $19.9 million, adjusted for depreciation and amortization expense of approximately $61.5 million, and net changes in working capital accounts of approximately $2.8 million.  During the six months ended June 30, 2006, cash flows provided by operating activities were approximately $27.9 and were primarily comprised of the net loss of approximately $3.6 million, adjusted for depreciation and amortization expense of approximately $23.1 million, and net changes in working capital accounts of approximately $8.2 million.

Cash flows used in investing activities for the six months ended June 30, 2007 were approximately $31.6 million and were primarily comprised of purchases of real estate and additions of property and equipment of approximately $45.9 million, partially offset by a reduction in restricted cash of approximately $15.1.  During the six months ended June 30, 2006, cash flows used in investing activities were approximately $794.8 million, which primarily consisted of purchases of real estate.

Cash flows provided by financing activities for the six months ended June 30, 2007 were approximately $477.1 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $499.9 million, partially offset by distributions of approximately $24.8 million.  During the six months ended June 30, 2006, cash flows provided by financing activities were approximately $674.8 million and were comprised primarily of funds received from issuance of stock and proceeds from mortgages payable, net of mortgage payments.

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

On July 11, 2007, our board of directors declared distributions payable to the stockholders of record each day during for the months of August and September 2007.  The declared distributions for August and September will equal a daily amount of $.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.

This change from a 7% distribution rate resulted from our board’s continued review and analysis of the competitive landscape impacting buyers of commercial real estate.  As previously noted in late 2005 and again in April 2007, the market for institutional quality office properties has been characterized by downward pressure on current yields due to what we believe is increasing demand for these assets on the part of institutional and global real estate investors as well as private equity investors and other market entrants.

We intend to review and consider making investments and implementing investment strategies of the types provided for in our charter and described in our prospectus, in a proactive effort to offset the current low yield environment and to maintain an attractive current distribution to our stockholders.  In the interim, our board of directors will continue to evaluate our distribution levels on at least a quarterly basis.

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future.  Management also expects that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses plus pay all or a portion of a monthly distribution.  Historically, a portion of the distributions have been paid from cash provided by operations and sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.

As of June 30, 2007, we were in compliance with all financial covenants and restrictions of our debt agreements.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and six months ended June 30, 2007 and 2006 are presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(9,231)	$(3,039)	$(19,888)	$(3,624)

Real estate depreciation (1)	18,262	8,374	36,702	14,189
Real estate amortization (1)	14,652	8,831	32,300	15,152
Funds from operations (FFO)	$23,683	$14,166	$49,114	$25,717

Weighted average shares	164,112	81,585	148,145	76,674

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

•                  Straight-line rental revenue of approximately $10.4 million and $2.5 million was recognized for the six months ended June 30, 2007 and 2006, respectively;

•                  Amortization of lease incentives of approximately $0.5 million was recognized as a decrease to rental revenues for the six months ended June 30, 2007.  There was no amortization of lease incentives for the six months ended June 30, 2006;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $3.7 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively;

•                  Bad debt expense of approximately $0.2 million and $23,000 were recognized for the six months ended June 30, 2007 and 2006, respectively, and

•                  Amortization of deferred financing costs of approximately $1.1 million and $0.5 million was recognized as interest expense for the six months ended June 30, 2007 and 2006, respectively.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments in TIC interests, and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net loss has been provided in accordance with GAAP.  Our calculations of NOI for the three and six months ended June 30, 2007 and 2006 are presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental revenue	$68,811	$31,892	$142,278	$54,452

Operating expenses:
Property operating expenses	16,442	6,317	32,129	10,858
Real estate taxes	9,696	3,975	20,106	6,839
Property management fees	2,076	1,077	4,157	1,846
Total operating expenses	28,214	11,369	56,392	19,543

Net operating income	$40,597	$20,523	$85,886	$34,909

Reconciliation to Net loss
Net operating income	$40,597	$20,523	$85,886	$34,909

Less: Depreciation and amortization	(30,833)	(15,126)	(64,729)	(25,188)
General and administrative expense	(521)	(304)	(1,047)	(657)
Interest expense	(22,815)	(9,136)	(45,401)	(15,798)
Asset management fees	(3,313)	(1,130)	(6,616)	(1,130)
Income tax	(305)	—	(305)	—
Add: Interest income	6,488	886	9,543	1,931
Equity in earnings of investments of TIC interests	1,471	1,248	2,781	2,309
Net loss	$(9,231)	$(3,039)	$(19,888)	$(3,624)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At June 30, 2007 all of our borrowings were at fixed interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase prices for redeemed shares are set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the quarter ended June 30, 2007, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
April 2007	—	$—	—		(1)
May 2007	362,347	$8.91	362,347		(1)
June 2007	—	$—	—		(1)

(1)             A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                         Defaults upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders (the “Annual Meeting”) was held on June 20, 2007.  All nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2008 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

		Withheld
Nominee	For	Authority
Robert M. Behringer	81,086,174	960,391
Robert S. Aisner	81,046,111	1,000,454
Charles G. Dannis	81,097,936	948,629
Steven W. Partridge	81,085,295	961,270
G. Ronald Witten	81,091,176	955,389

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

At the Annual Meeting, the shareholders also approved and adopted amendments to Sections 12.2, 15.1 and 7.1 of our charter:

Under the amendment to Section 12.2 of our charter, in the event that we suffered any loss or liability, we would not be able to hold our Directors and officers harmless unless: (1) the Director or officer had determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests; (2) the Director or officer was acting on our behalf or performing services on our part; (3) the liability or loss was not the result of negligence or misconduct by the Director or officer, except that in the event the Director is or was an “independent” Director, the liability or loss was not the result of gross negligence or willful misconduct; and (4) the agreement to hold harmless is recoverable only out of our net assets and not from our stockholders’ assets.  This amendment has no effect on the question of whether a Director or officer is liable for money damages in the first instance, but rather would alter the existing standard for determining whether a Director or officer’s liability could be limited, once someone already has established that the Director or officer is liable.

The amendment to Section 15.1 of our charter clarifies that in the event of any future conflict within our charter between the provisions of Maryland General Corporation Law, as amended (the “MGCL”), and the Statement of Policy Regarding Real Estate Investment Trusts promulgated by the North American Securities Administrators Association, Inc., as in effect on the date of the charter amendment (the “NASAA REIT Guidelines”), the NASAA REIT Guidelines would control, except where the MGCL provisions are mandatory.  Our Board of Directors is responsible for determining whether any conflict exists.

The amendment to Section 7.1 of our charter removes a provision stating that any specific powers granted to the Board of Directors by the charter do not restrict the authority granted to the Board of Directors under Maryland law.  We believe that this change would not limit or restrict our Board of Directors from exercising the powers granted to it by the charter.

The votes for the charter amendments are as follows:

Item	For	Against	Abstained
Amendment to Section 12.2	78,207,575	1,480,114	2,339,821
Amendment to Section 15.1	78,387,710	1,218,856	2,320,944
Amendment to Section 7.1	78,309,102	1,296,695	2,321,713

The affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve each amendment to the charter.

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

BEHRINGER HARVARD REIT I, INC.

Dated: August 14, 2007	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1.1

Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532 filed on October 20, 2003)

3.1.2	Certificate of Correction to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on December 15, 2005)

3.1.3	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 24, 2006)

3.1.4	Articles Supplementary to Sixth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on September 26, 2006)

3.1.5	Seventh Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 26, 2007)

3.2.1	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.2	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.2

Distribution Reinvestment Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.3

Automatic Purchase Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

10.1

Revolving Credit, Security and Guaranty Agreement among Behringer Harvard Multifamily OP ILP, as borrower, Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Holdings, LLC and Subsidiary Guarantor parties hereto from time to time, as guarantors, and Behringer Harvard Operating Partnership I LP, as lender and agent (previously filed and incorporated by reference to Exhibit 10.195 to Registrant’s Post Effective Amendment No. 5 to Form S-11 filed on April 24, 2007)

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