Form 10-Q
period 2007-09-30
BEHRINGER HARVARD REIT I INC
filed 2007-11-14
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

None

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐   No ☒

As of November 1, 2007, Behringer Harvard REIT I, Inc. had 198,935,344 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2007

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Real estate
Land	$279,038	$269,968
Buildings, net	1,624,826	1,637,738
Real estate under development	144	—
Total real estate	1,904,008	1,907,706

Cash and cash equivalents	697,225	124,948
Restricted cash	77,746	103,343
Accounts receivable, net	33,744	21,205
Receivables from related parties	1,282	71
Prepaid expenses and other assets	3,623	4,014
Escrow deposits and pre-acquisition costs	36,360	125
Investments in tenant-in-common interests	147,860	145,621
Deferred financing fees, net	16,368	17,912
Notes receivable	12,301	3,013
Lease intangibles, net	327,501	367,014
Total assets	$3,258,018	$2,694,972

Liabilities and stockholders’ equity

Liabilities
Mortgages payable	$1,611,038	$1,609,702
Accounts payable	1,202	2,390
Payables to related parties	1,692	2,080
Acquired below-market leases, net	87,850	98,812
Distributions payable	10,036	7,096
Accrued liabilities	72,538	53,683
Subscriptions for common stock	1,223	3,216
Other liabilities	1,315	479
Total liabilities	1,786,894	1,777,458

Commitments and contingencies

Minority interest	2,850	3,072

Stockholders’ equity
Preferred stock, $.0001 par value per share;
17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 outstanding	—	—
Common stock, $.0001 par value per share;
382,499,000 shares authorized, 195,527,948 and 121,884,470 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	20	12
Additional paid-in capital	1,748,258	1,085,806
Cumulative distributions and net loss	(280,004)	(171,376)
Total stockholders’ equity	1,468,274	914,442
Total liabilities and stockholders’ equity	$3,258,018	$2,694,972

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Rental revenue	$70,748	$47,856	$213,026	$102,308

Expenses
Property operating expenses	16,530	9,752	48,659	20,610
Interest expense	23,103	15,330	68,504	31,128
Real estate taxes	9,995	7,612	30,101	14,451
Property management fees	2,026	1,415	6,183	3,261
Asset management fees	2,336	1,203	8,952	2,333
General and administrative	784	452	1,831	1,109
Depreciation and amortization	32,161	22,534	96,890	47,722
Total expenses	86,935	58,298	261,120	120,614

Interest income	8,856	928	18,399	2,859

Equity in earnings of investments in tenant-in-common interests	1,291	1,139	4,072	3,448
Net loss before income taxes	(6,040)	(8,375)	(25,623)	(11,999)

Provision for income taxes	93	—	398	-
Net loss	$(6,133)	$(8,375)	$(26,021)	$(11,999)

Basic and diluted weighted average shares outstanding	188,347,364	93,958,887	161,692,741	82,498,620

Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.16)	$(0.15)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Total
	Number	Par	Number	Par	Paid-in	and	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Equity
Balance at January 1, 2006	—	$—	67,863	$7	$603,452	$(86,031)	$517,428

Issuance of common stock, net	—	—	51,569	5	458,288	—	458,293
Redemption of common stock	—	—	(680)	—	(5,913)	—	(5,913)
Issuance of convertible stock, net	1	—	—	—	1	—	1
Distributions declared on common stock	—	—	—	—	—	(62,913)	(62,913)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,132	—	29,978	—	29,978
Net loss			—			(22,432)	(22,432)

Balance at December 31, 2006	1	—	121,884	12	1,085,806	(171,376)	914,442

Issuance of common stock, net	—	—	70,996	8	636,392	—	636,400
Redemption of common stock	—	—	(1,587)	—	(13,791)	—	(13,791)
Distributions declared on common stock	—	—	—	—	—	(82,607)	(82,607)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	4,235	—	39,851	—	39,851
Net loss						(26,021)	(26,021)
Balance at September 30, 2007	1	$—	195,528	$20	$1,748,258	$(280,004)	$1,468,274

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net loss	$(26,021)	$(11,999)
Adjustments to reconcile net loss to net cash flows provided by operating activities: Depreciation and amortization	92,402	44,213
Amortization of deferred financing fees	1,590	831
Amortization of deferred financing income	(125)	—
Interest income capitalized to notes receivable	(377)	—
Equity in earnings of investments in tenant-in-common interests	(4,072)	(3,448)
Distributions from investments in tenant-in-common interests	4,072	3,448
Change in accounts receivable	(10,894)	(10,367)
Change in prepaid expenses and other assets	(1,143)	859
Change in lease intangibles	(8,955)	(861)
Change in accounts payable	(1,188)	813
Change in accrued liabilities	14,604	9,840
Change in payables to related parties	(1,985)	(15)
Cash provided by operating activities	57,908	33,314

Cash flows from investing activities
Purchases of tenant-in-common interests	(2,993)	(32,240)
Return of investments in tenant-in-common interests	4,028	4,350
Purchases of real estate	(25,112)	(740,920)
Escrow deposits and pre-acquisition costs on real estate to be acquired	(36,235)	(14,664)
Additions of property and equipment	(28,685)	(3,276)
Capital expenditures for property under development	(144)	—
Notes receivable advances	(23,000)	(3,000)
Proceeds from notes receivable	14,089	—
Change in restricted cash	23,604	(47,714)
Cash used in investing activities	(74,448)	(837,464)

Cash flows from financing activities
Financing costs	(46)	(7,438)
Proceeds from mortgages payable	—	550,027
Payments on mortgages payable	(1,938)	(413)
Payments on capital lease obligations	(10)	—
Loan deposits on real estate to be acquired	—	(1,124)
Issuance of convertible stock	—	1
Issuance of common stock	708,964	313,771
Redemptions of common stock	(5,936)	(1,801)
Offering costs	(72,425)	(34,454)
Distributions	(39,953)	(20,806)
Distributions to minority interest holders	(225)	(227)
Change in subscriptions for common stock	(1,993)	(491)
Change in subscription cash received	1,993	491
Change in payables to related parties	386	(643)
Cash provided by financing activities	588,817	796,893

Net change in cash and cash equivalents	572,277	(7,257)
Cash and cash equivalents at beginning of period	124,948	128,742
Cash and cash equivalents at end of period	$697,225	$121,485

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

As of September 30, 2007, we had 195,527,948 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”). As of September 30, 2007, we had no shares of preferred stock issued and outstanding, and we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13 and warrants to purchase 750,937 shares of common stock from the Initial Offering issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend if issued prior to September 30, 2005. At September 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend issued on October 1, 2005. These units of limited partnership interest are convertible into an equal number of shares of our common stock. We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors LP for $1,000 on March 22, 2006. Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital. The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We admit new stockholders at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2007 and consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended September 30, 2007 and 2006. Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under other applicable literature, including the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” and Financial Accounting Standards Board (“FASB”)  Statement of Financial Accounting Standards (“SFAS”) No. 94 “ Consolidation of All Majority-Owned Subsidiaries.”

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

We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. The estimated remaining useful lives for acquired lease intangibles range from ten months to 11.3 years.

Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease
Intangibles
October 1 - December 31, 2007	$12,580
2008	50,000
2009	37,501
2010	35,638
2011	25,955

As of September 30, 2007 and December 31, 2006, accumulated depreciation and amortization related to our wholly-owned investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
as of September 30, 2007	Improvements	Intangibles	Leases
Cost	$1,718,982	$411,413	$(106,878)
Less: depreciation and amortization	(94,156)	(83,912)	19,028
Net	$1,624,826	$327,501	$(87,850)

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

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds. Restricted cash as of September 30, 2007 and December 31, 2006 also included approximately $76.5 million and $100.1 million, respectively, held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our wholly-owned properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our wholly-owned properties. Our allowance for doubtful accounts was approximately $49,000 and $96,000 as of September 30, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of our wholly-owned properties.

Escrow Deposits and Pre-acquisition Costs

Escrow deposits and pre-acquisition costs include due diligence related costs and deposits for the purchase of properties that we have contracted to acquire.

Investments in Tenant-in-Common Interests

Investments in tenant-in-common interests (“TIC”) consists of our undivided TIC interests in various office buildings located in Colorado, Minnesota, Missouri, Texas and the District of Columbia. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

Impairment of Long-Lived Assets

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value. An impairment charge is

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the nine months ended September 30, 2007 or 2006.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was approximately $3.1 million and $1.8 million as of September 30, 2007 and December 31, 2006, respectively.

Notes Receivable

On April 2, 2007, Behringer OP, our operating partnership, entered into a $100 million revolving credit facility, which may be increased to $400 million, with Behringer Harvard Multifamily OP I LP, (“Multifamily OP”).  Multifamily OP is the operating partnership of Behringer Harvard Multifamily REIT I, Inc. (the “Multifamily REIT”) which controls the general partner of Multifamily OP.  The facility matures on April 1, 2008 but may be extended one additional year.  The Multifamily REIT has been formed and sponsored by Behringer Harvard Holdings, the entity which was also responsible for forming and sponsoring us.  Certain of our executive officers also serve as executive officers of the Multifamily REIT.  The Multifamily REIT, like us, is controlled by a board, the majority of which is independent, none of which overlap with our board, and is not otherwise affiliated with us. As of September 30, 2007, borrowings outstanding under this credit facility were approximately $9.3 million.

In June 2006, we made a mortgage loan of approximately $3.0 million related to undeveloped land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas. We purchased the developed portion of the Terrace, an office park that currently includes four buildings, from parties related to the borrower of this mortgage loan. We have the exclusive right of first offer to participate in the future development of the land. The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013. Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date. The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on the anniversary date of the note.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated. As part of the anticipated renovation of acquired properties, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations. Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials. As of both September 30, 2007 and December 31, 2006, the balance of our asset retirement obligation was approximately $0.5 million and is included in other liabilities.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2007 and 2006 was approximately $15.5 million and $3.4 million, respectively. As discussed above, our rental revenue also includes amortization of above- and below-market leases. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007. For the nine months ended September 30, 2007, we recognized a provision for current tax expense of approximately $0.3 million and a provision for deferred tax expense of approximately $0.1 million related to the Texas margin tax.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous regulations. For the three and nine months ended September 30, 2007 and 2006, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At September 30, 2007 and December 31, 2006, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

Minority interest consists of units of limited partnership interests issued by Behringer OP to third parties. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit. At September 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005. These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. As of September 30, 2007, we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13 and warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering at $10.91 per share which were issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend issued October 1, 2005 for those options or warrants that were issued prior to September 30, 2005. As of September 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005. These units of limited partnership interest are convertible into an equal number of shares of our common stock. The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend. These options, warrants and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.

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

4.     Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted FIN 48 effective January 1, 2007. In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions. Since the year

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

ended December 31, 2004, we have qualified and intend to continue to qualify as a REIT under federal income tax law. As a result of our REIT status, we are able to claim a distributions paid deduction on our tax return to deduct the full amount of distributions paid to stockholders when computing our annual taxable income. Since this distributions paid deduction has historically exceeded our REIT taxable income, a portion of each distribution has represented a return of capital for tax purposes. In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

We have evaluated the potential impact of identified uncertain tax positions and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law. As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the nine months ended September 30, 2007. The adoption of FIN 48 therefore had no impact on our financial statements.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.     Investments in Tenant-in-Common Interests

The following is a summary of our TIC interest investments as of September 30, 2007 and December 31, 2006 (in thousands):

		September 30, 2007		December 31, 2006
	TIC	Carrying Value	Mortgages	Carrying Value	Mortgages
Property Name	Interest	of Investment	Payable (1)	of Investment	Payable (1)
Minnesota Center	93.07%	$41,548	$26,625	$42,405	$26,901
Enclave on the Lake	36.31%	8,728	6,915	9,196	6,999
St. Louis Place	35.71%	10,681	6,871	10,984	6,940
Colorado Building (2)	93.19%	43,149	26,092	37,831	22,817
Travis Tower	60.43%	31,591	21,909	32,510	22,154
Alamo Plaza	30.58%	12,163	9,634	12,695	9,634
Total		$147,860	$98,046	$145,621	$95,445

(1)           Each of the TIC investors, including us, is a borrower under these mortgage agreements. This amount represents only the mortgage payable for our investment interest.

(2)           Our TIC interest investment in the Colorado Building increased from approximately 81.49% at December 31, 2006 to approximately 93.19% at September 30, 2007.

Our undivided TIC interest investments as of September 30, 2007 and December 31, 2006 consisted of our proportionate share of the combined assets and liabilities of our TIC properties as follows (in thousands):

	September 30,	December 31,
	2007	2006
Land	$33,380	$33,380
Buildings, net	163,812	166,589
Lease intangibles, net	22,883	27,498
Cash and cash equivalents	5,214	3,783
Restricted cash	16,665	15,286
Accounts receivable and other assets	4,073	3,825
Total assets	$246,027	$250,361

Acquired below market lease intangibles, net	$2,419	$2,983
Other liabilities	8,566	5,668
Total liabilities	10,985	8,651

Equity	235,042	241,710
Total liabilities and equity	$246,027	$250,361

In the nine months ended September 30, 2007, we recorded approximately $4.1 million of equity in earnings and approximately $8.1 million of distributions from our six undivided TIC interest investments. In the nine months ended September 30, 2006, we recorded approximately $3.4 million of equity in earnings and approximately $7.8 million of distributions from our seven undivided TIC interest investments. At the end of 2006, we purchased all of the remaining TIC interests in the Pratt Building, and at December 31, 2006, the Pratt Building was our wholly-owned property. Our equity in earnings from these TIC investments is our proportionate share of the combined earnings of our TIC interest properties for the nine months ended September 30, 2007 and 2006 as follows (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	September 30,	September 30,
	2007	2006
Revenue	$30,183	$34,959

Operating expenses:
Operating expenses	8,187	9,323
Property taxes	4,536	4,679
Total operating expenses	12,723	14,002

Operating income	17,460	20,957

Non-operating (income) expenses:
Depreciation and amortization	10,680	13,872
(Interest income)/bank fees, net	(261)	(280)
Total non-operating (income) expenses	10,419	13,592

Net income	$7,041	$7,365

Company’s share of TIC net income	$4,072	$3,448

Company’s share of total TIC distributions	$8,100	$7,798

7.     Mortgages Payable

Our mortgages payable was approximately $1.6 billion at both September 30, 2007 and December 31, 2006 and consists of borrowings related to our property acquisitions. Each of our mortgage loans is collaterialized by the property that was acquired in association with that loan. Our mortgages payable are all fixed rate mortgages with interest rates ranging from 5.016% to 7.78%. Generally, our mortgage loans mature at approximately ten years from origination and require payments of interest only for approximately five years, with payments of principal and interest thereafter. At September 30, 2007, our mortgages payable have maturity dates that range from November 2010 to January 2017. Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. At September 30, 2007, we were in compliance with each of the debt covenants under our loan agreements.

The following table summarizes our mortgages payable as of September 30, 2007 (in thousands):

Principal payments due in:
October 1 - December 31, 2007	$565
2008	3,373
2009	4,190
2010	31,075
2011	50,081
Thereafter	1,519,686
unamortized premium	2,068
Total	$1,611,038

8.     Stockholders’ Equity

Capitalization

As of September 30, 2007, we had 195,527,948 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and 22,000 shares owned by Behringer Harvard Holdings. As of September 30, 2007, we had no shares of preferred stock issued and outstanding. As of such date, we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13, as adjusted for the 10% stock dividend issued October 1, 2005, for options issued prior to September 30, 2005. As of September 30, 2007, we had warrants to purchase 750,937 shares of common stock from the Initial Offering for the benefit of participating individual broker-dealers, as adjusted for the 10% stock dividend. At September 30, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend. These units of limited partnership interest are convertible into an equal number of shares of our common stock. On March 22, 2006, we sold 1,000 shares of our convertible stock to Behringer Advisors LP. Pursuant to

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

its terms, the convertible stock is convertible into shares of our common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, the need for long-term care, or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year. For the nine months ended September 30, 2007, we have redeemed approximately 1,587,000 shares for approximately $13.8 million.

Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates. The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan. As of September 30, 2007, we had issued to the independent members of the Board of Directors options to purchase 55,500 shares of our common stock at a weighted average exercise price of $9.13 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005. These options vest one year from the date granted and have a maximum term of ten years. All of these options were anti-dilutive to earnings per share for the periods ended September 30, 2007 and 2006.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share. On July 11, 2007, our board of directors declared distributions payable to the stockholders of record each day during for the months of August and September 2007 and on September 27, 2007, our board of directors declared distributions payable to the stockholders of record each day during for the months of October, November and December 2007. For each of these months, the declared distributions equal a daily amount of $.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.

Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock. For both the nine months ended September 30, 2007 and 2006, approximately $0.2 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. Distributions declared and payable as of September 30, 2007 were approximately $10.0 million, which included approximately $4.8 million of cash distributions payable and approximately $5.2 million of DRIP distributions payable.

The following are the distributions declared during the nine months ended September 30, 2007 and 2006 (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Total	Cash	DRIP
2007
1st Quarter	$22,918	$11,607	$11,311
2nd Quarter	28,788	14,305	14,483
3rd Quarter	31,122	15,123	15,999
Total	$82,828	$41,035	$41,793

2006
1st Quarter	$12,461	$6,201	$6,260
2nd Quarter	14,339	7,143	7,196
3rd Quarter	16,690	8,409	8,281
Total	$43,490	$21,753	$21,737

9.     Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Current Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers. In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP. In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties. In the nine months ended September 30, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $48.3 million and approximately $17.7 million, respectively, and were recorded as a reduction of additional paid-in capital. In the nine months ended September 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $21.1 million and approximately $6.1 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP. For the nine months ended September 30, 2007 and 2006, offering expenses of approximately $10.6 million and approximately $6.3 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. Behringer Advisors earned approximately $0.7 million and $25.4 million in acquisition and advisory fees for the investments we acquired for the nine months ended September 30, 2007 and 2006, respectively. We capitalize these fees as part of our real estate or investments in TIC interests.

We have paid, and expect to pay in the future, HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties. We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property. In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed. In no event will we pay both a property management fee

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and an oversight fee to HPT Management with respect to any particular property. We incurred and expensed fees of approximately $5.6 million and $2.8 million in the nine months ended September 30, 2007 and 2006, respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable). For the nine months ended September 30, 2007, we incurred and expensed approximately $10.0 million of asset management fees as compared to approximately $2.3 million for the nine months ended September 30, 2006. Asset management fees, totaling approximately $1.0 million and $2.7 million, were waived for the nine months ended September 30, 2007 and 2006, respectively.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us. We incurred no debt financing fees for the nine months ended September 30, 2007 and approximately $6.4 million of such debt financing fees for the nine months ended September 30, 2006.

At September 30, 2007, we had receivables from related parties of approximately $1.3 million consisting primarily of asset management fees due from Behringer Advisors. At September 30, 2007, we had payables to related parties of approximately $1.7 million consisting primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.

At September 30, 2007, we had notes receivable outstanding under our credit facility with the Multifamily REIT of approximately $9.3 million. The Multifamily REIT has been formed and sponsored by Behringer Harvard Holdings, the entity which was also responsible for forming and sponsoring us.  Certain of our executive officers also serve as executive officers of the Multifamily REIT.  The Multifamily REIT, like us, is controlled by a board, the majority of which is independent, none of which overlap with our board, and is not otherwise affiliated with us.

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

10.  Commitments and Contingencies

On May 5, 2006, we entered into an extended rate lock agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 5.6285% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 5”). As of September 30, 2007, deposits under Stearns Rate Lock No. 5 were approximately $0.8 million.

On December 1, 2006, we entered into an extended rate lock agreement with Bear Stearns Commercial Mortgage, Inc. to lock a base interest rate of 4.90% for approximately $40 million in future borrowings (“Stearns Rate Lock No. 7”). As of September 30, 2007, deposits under Stearns Rate Lock No. 7 were approximately $0.8 million.

These extended rate lock agreements were terminated on September 20, 2007 and the deposits were fully refunded to us on November 2, 2007.

On April 2, 2007, Behringer OP, our operating partnership, entered into a $100 million revolving credit facility, which may be increased to $400 million, with Multifamily OP.  Multifamily OP is the operating partnership of the Multifamily REIT which controls the general partner of Multifamily OP.  The facility matures on April 1, 2008 but may be extended one additional year.  The Multifamily REIT has been formed and sponsored by Behringer Harvard Holdings, the entity which was also responsible for forming and sponsoring us.  Certain of our executive officers also serve as executive officers of the Multifamily REIT.  The Multifamily REIT, like us, is controlled by a board, the majority of which is independent, none of which overlap with our board, and is not otherwise affiliated with us. As of September 30, 2007, borrowings outstanding under this credit facility were approximately $9.3 million.

As of September 30, 2007, we had commitments of approximately $10.8 million for future tenant improvements and lease incentives.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2007 and 2006:

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Interest paid	$66,415	$27,289

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$5,637	$2,580

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$40,092	$20,739
Mortgage note assumed in property acquisition	3,274	114,200

12.          Subsequent Events

On November 1, 2007, we acquired entities owning fee simple interests in a 40-story office building containing approximately 750,000 square feet (“200 South Wacker”) and a 39-story office building containing approximately 1.0 million square feet (“One Financial Place”) and two 21-story office buildings, subject to long-term ground leases, containing approximately 1.4 million aggregate square feet (“10/120 South Riverside”), each located in Chicago, Illinois. The total contract price for the entities, exclusive of closing costs and initial escrows, was approximately $832.5 million, a portion of which was paid by assuming indebtedness of approximately $509.1 million.

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

Investments in TIC Interests

As of September 30, 2007, the “Investments in tenant-in-common interests” on our balance sheet consists of our undivided TIC interests in various office buildings.  Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under the AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

We account for these investments using the equity method of accounting in accordance with SOP 78-9.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.

Impairment of Long-Lived Assets

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure we will compare the estimated fair value of our investment to the carrying value at each reporting date.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken in the nine months ended September 30, 2007 or 2006.

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

Substantially all of our business is conducted through Behringer OP.  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners of Behringer OP.

As of September 30, 2007, we owned, through 100% ownership or TIC interests, a portfolio of 37 office properties located in 16 states and the District of Columbia.

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

Results of Operations

At September 30, 2007, we owned interests in 37 properties.  At September 30, 2006, we owned interests in 28 properties, seven of which were purchased during the nine months ended September 30, 2006.  Accordingly, our results of operations for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, reflect significant increases in most categories due to the growth of our portfolio of properties.

Three months ended September 30, 2007 as compared to three months ended September 30, 2006

Rental Revenue. Our wholly-owned properties generated rental revenue of approximately $70.7 million for the three months ended September 30, 2007 as compared to approximately $47.9 million for the three months ended September 30, 2006.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2007 were approximately $16.5 million as compared to approximately $9.8 million for the three months ended September 30, 2006 and were comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.

Interest Expense. Interest expense for the three months ended September 30, 2007 and 2006 was approximately $23.1 million and $15.3 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  Our mortgages payable increased to approximately $1.6 billion at September 30, 2007 from approximately $1.0 billion at September 30, 2006.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2007 were approximately $10.0 million as compared to approximately $7.6 million for the three months ended September 30, 2006 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.

Property Management Fees. Property management fees for the three months ended September 30, 2007 were approximately $2.0 million as compared to approximately $1.4 million for the three months ended September 30, 2006, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments.

Asset Management Fees. Asset management fees were approximately $2.3 million for the three months ended September 30, 2007 as compared to approximately $1.2 million for the three months ended September 30, 2006.  Asset management fees of $1.0 million were waived by Behringer Advisors for both the three months ended September 30, 2006 and 2007.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 were approximately $0.8 million as compared to approximately $0.5 million for the three months ended September 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2007 was approximately $32.2 million as compared to $22.5 million for the three months ended September 30, 2006 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.

Interest Income. Interest income was approximately $8.9 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively.  The increase in interest income is primarily due to interest income associated with our loan to the Multifamily REIT.   As of September 30, 2007, borrowings outstanding under this credit facility were approximately $9.3 million.

Equity in Earnings of Investments in Tenant-in-Common Interests. At September 30, 2007 we had TIC interests in six properties and at September 30, 2006 we had TIC interests in seven properties.  Equity in earnings of investments in TIC interests for the three months ended September 30, 2007 was approximately $1.3 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the three months ended September 30, 2006, our equity in earnings of investments in TIC interests was approximately $1.1 million.  This increase is primarily due to increases in our TIC interests in Minnesota Center and the Colorado Building.  These increases were partially offset by a decrease related to the purchase of the remaining TIC interests in the Pratt Building, which is wholly owned and consolidated effective as of December 31, 2006.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Rental Revenue. Our wholly-owned properties generated rental revenue of approximately $213.0 million for the nine months ended September 30, 2007 as compared to approximately $102.3 million for the nine months ended September 30, 2006.  The increase in rental revenue is primarily due to our increased number of wholly-owned real estate properties.  In addition, rental revenue is higher in 2007 due to the receipt of an approximately $3.9 million lease termination fee related to the early termination of the single tenant lease at the Cyprus Building in Englewood, Colorado.  Effective May 2007, a new tenant has leased 100% of the Cyprus Building for the next five years.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2007 were approximately $48.7 million as compared to approximately $20.6 million for the nine months ended September 30, 2006 and were comprised of property operating expenses from our wholly-owned properties.  The increase in property operating expenses is primarily due to our increased number of wholly-owned real estate properties.

Interest Expense. Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $68.5 million and $31.1 million, respectively, and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  Our mortgages payable increased to approximately $1.6 billion at September 30, 2007 from approximately $1.0 billion at September 30, 2006.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2007 were approximately $30.1 million as compared to approximately $14.5 million for the nine months ended September 30, 2006 and were comprised of real estate taxes from each of our wholly-owned properties. The increase in real estate taxes is primarily due to our increased number of wholly-owned real estate properties.

Property Management Fees. Property management fees for the nine months ended September 30, 2007 were approximately $6.2 million as compared to approximately $3.3 million for the nine months ended September 30, 2006, and were comprised of property management fees related to our wholly-owned properties and TIC interest investments.

Asset Management Fees. Asset management fees were approximately $9.0 million for the nine months ended September 30, 2007 as compared to approximately $2.3 million for the nine months ended September 30, 2006.  Asset management fees of approximately $1.0 million and $2.7 million were waived by Behringer Advisors for the nine months ended September 30, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 were approximately $1.8 million as compared to approximately $1.1 million for the nine months ended September 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2007 was approximately $96.9 million as compared to $47.7 million for the nine months ended September 30, 2006 and was comprised of depreciation and amortization expense from each of our wholly-owned properties.  In addition, depreciation and amortization is higher in 2007 due to approximately $2.2 million of lease intangible amortization related to the early termination of the single tenant lease at the Cyprus Building in Englewood, Colorado.  Effective May 2007, a new tenant leased 100% of the Cyprus building for five years.

Interest Income. Interest income was approximately $18.4 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase in interest income is primarily due to interest income associated with our loan to the Multifamily REIT.    As of September 30, 2007, borrowings outstanding under this credit facility were approximately $9.3 million.

Equity in Earnings of Investments in Tenant-in-Common Interests. At September 30, 2007 we had TIC interests in six properties and at September 30, 2006 we had TIC interests in seven properties.  Equity in earnings of investments in TIC interests for the nine months ended September 30, 2007 was approximately $4.1 million and was comprised of our share of equity in the earnings of our TIC interest investments.  During the nine months ended September 30, 2006, our equity in earnings of investments in TIC interests was approximately $3.4 million.  This increase is primarily due to increases in our TIC interests in Minnesota Center and the Colorado Building.  These increases were partially offset by a decrease related to the purchase of the remaining TIC interests in the Pratt Building, which is wholly owned and consolidated effective as of December 31, 2006.

Cash Flow Analysis

As of September 30, 2007, we owned interests in 37 real estate properties.  As of September 30, 2006, we owned interests in 28 real estate properties seven of which were purchased during the nine months ended September 30, 2006.  As a result, our cash flows for the nine months ended September 30, 2007 reflect significant differences from the cash flows for the nine months ended September 30, 2006.

Cash flows provided by operating activities for the nine months ended September 30, 2007 were approximately $57.9 million and were primarily comprised of the net loss of approximately $26.0 million, adjusted for depreciation and amortization expense of approximately $92.4 million, and an increase in lease intangibles of approximately $9.0 million.  During the nine months ended September 30, 2006, cash flows provided by operating activities were approximately $33.3 million and were primarily comprised of the net loss of approximately $12.0 million, adjusted for depreciation and amortization expense of approximately $44.2 million, and net changes in working capital accounts of approximately $1.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2007 were approximately $74.4 million and were primarily comprised of purchases of real estate and tenant-in-common interests and additions of property and equipment of approximately $56.8 million and increased escrow deposits, and associated pre-acquisition costs of approximately $36.2 million made in connection with future acquisitions.  These uses were partially offset by a reduction in restricted cash of approximately $23.6 million.  During the nine months ended September 30, 2006, cash flows used in investing activities were approximately $837.5 million, which primarily consisted of purchases of real estate.

Cash flows provided by financing activities for the nine months ended September 30, 2007 were approximately $588.8 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs of approximately $630.6 million, partially offset by distributions of approximately $40.0 million.  During the nine months ended September 30, 2006, cash flows provided by financing activities were approximately $796.9 million and were comprised primarily of funds received from issuance of stock and proceeds from mortgages payable, net of mortgage payments.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the net proceeds of the Current Offering and borrowings.  However, there may be a delay between the sale of our shares and our purchase of real estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could yield lower returns than our targeted investments in real estate related assets.  These lower returns may affect our ability to make distributions or the amount actually distributed.

The amount of monies to be distributed to our stockholders is determined by our board of directors and is dependent on a number of factors, including financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.  Until proceeds from our Offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from loans including those secured by our assets.

On July 11, 2007, our board of directors declared distributions payable to the stockholders of record each day during for the months of August and September 2007 and on September 27, 2007, our board of directors declared distributions payable to the stockholders of record each day during for the months of October, November and December 2007.  For each of these months, the declared distributions equal a daily amount of $.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.

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

We expect that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses plus pay all or a portion of a monthly distribution.  Historically, a portion of the distributions have been paid from cash provided by operations and sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from our advisor and proceeds from loans, including those secured by our assets.

As of September 30, 2007, we were in compliance with all financial covenants and restrictions of our debt agreements.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We compute FFO in accordance with the definition outlined by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  Our FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss), as an indication of our performance, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculations of FFO for the three and nine months ended September 30, 2007 and 2006 are presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(6,133)	$(8,375)	$(26,021)	$(11,999)

Real estate depreciation (1)	19,059	11,687	55,761	25,876
Real estate amortization (1)	15,271	13,075	47,571	28,227
Funds from operations (FFO)	$28,197	$16,387	$77,311	$42,104

Weighted average shares	188,347	93,959	161,693	82,499

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

•                  Straight-line rental revenue of approximately $15.7 million and $3.8 million was recognized for the nine months ended September 30, 2007 and 2006, respectively;

•                  Amortization of lease incentives of approximately $0.9 million was recognized as a decrease to rental revenues for the nine months ended September 30, 2007.  There was no amortization of lease incentives for the nine months ended September 30, 2006;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $5.2 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively;

•                  Bad debt expense of approximately $0.1 was recognized in each of the nine months ended September 30, 2007 and 2006, and

•                  Amortization of deferred financing costs of approximately $1.6 million and $0.8 million was recognized in interest expense for the nine months ended September 30, 2007 and 2006, respectively.

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses from our advisor and proceeds from loans including those secured by our assets. Given the uncertainty arising from numerous factors, including both the raising and investing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments in TIC interests, and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net loss has been provided in accordance with GAAP.  Our calculations of NOI for the three and nine months ended September 30, 2007 and 2006 are presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental revenue	$70,748	$47,856	$213,026	$102,308

Operating expenses:
Property operating expenses	16,530	9,752	48,659	20,610
Real estate taxes	9,995	7,612	30,101	14,451
Property management fees	2,026	1,415	6,183	3,261
Total operating expenses	28,551	18,779	84,943	38,322

Net operating income	$42,197	$29,077	$128,083	$63,986

Reconciliation to Net loss
Net operating income	$42,197	$29,077	$128,083	$63,986

Less: Depreciation and amortization	(32,161)	(22,534)	(96,890)	(47,722)
General and administrative expense	(784)	(452)	(1,831)	(1,109)
Interest expense	(23,103)	(15,330)	(68,504)	(31,128)
Asset management fees	(2,336)	(1,203)	(8,952)	(2,333)
Income tax	(93)	—	(398)	—
Add: Interest income	8,856	928	18,399	2,859
Equity in earnings of investments of TIC interests	1,291	1,139	4,072	3,448
Net loss	$(6,133)	$(8,375)	$(26,021)	$(11,999)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may borrow at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  At September 30, 2007 all of our borrowings were at fixed interest rates.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the quarter ended September 30, 2007, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
July 2007	—	$—	—		(1)
August 2007	920,249	$8.57	920,249		(1)
September 2007	—	$—	—		(1)

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

BEHRINGER HARVARD REIT I, INC.

Dated: November 14, 2007	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Seventh Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 26, 2007)

3.2.1	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.2	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

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

10.1	Stock Purchase and Sale Agreement between BCSP IV, L.P. and Behringer Harvard Operating Partnership I, LP (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.2	Purchase Agreement between Behringer Harvard REIT I, Inc. and Everclear Acquisition Corporation and IPC US Real Estate Investment Trust and PRF Holdings Inc. and Barry Reichmann (filed herewith)

10.3	Letter Agreement, dated November 8, 2007, between Behringer Advisors LLC and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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