Form 10-K
period 2007-12-31
BEHRINGER HARVARD REIT I INC
filed 2008-03-31
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                    Accelerated filer ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting a second follow-on offering of its shares of common stock pursuant to a registration statement on Form S-11. In each of its offerings, the registrant has sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 180,090,291.

As of March 14, 2008, the registrant had 215,020,619 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2008, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.

FORM 10-K

Year Ended December 31, 2007

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements, include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.                    Business.

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2007, and the date of this filing, we believe we are in compliance with all applicable REIT requirements.

We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities and high quality construction with highly creditworthy commercial tenants.  To date, all of our investments have been institutional quality office properties, or development thereof, located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, we also may acquire institutional quality industrial, retail, hospitality, multifamily and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common (“TIC”) interests, or in entities that make investments similar to the foregoing.  We completed our first property acquisition in October 2003 and, as of December 31, 2007, we owned interests in 75 office properties located in 23 states and the District of Columbia.

We are externally managed and advised by Behringer Advisors, LLC (“Behringer Advisors”), a Texas limited liability company that was organized in June 2007.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Advisors LP, a Texas limited partnership, which was merged into Behringer Advisors solely to change the type of entity.

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

 On February 11, 2005, we commenced a second public offering (the “Second Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 filed under the Securities Act. The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania, and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

 On October 20, 2006, we commenced a third public offering (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  The Current Offering will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended.

As of December 31, 2007, we had 205,562,785 shares of our common stock outstanding pursuant to the Offerings, including the effect of distribution reinvestments, redemptions, 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and shares issued on October 1, 2005 pursuant to a 10% stock dividend, for aggregate gross proceeds of approximately $2.0 billion.  Net proceeds after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $1.8 billion.

2007 Highlights

                During 2007, we completed the following key transactions:

•                              we issued approximately 83.7 million shares of our common stock (inclusive of distribution reinvestments and redemptions) resulting in net proceeds to us of approximately $748.6 million; and

•                              through asset acquisitions and business combinations we acquired interests in 39 office properties representing approximately 12.9 million square feet for an aggregate purchase price of approximately $2.3 billion.

On December 12, 2007, we completed the purchase of all of the outstanding shares of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”).   The former IPC subsidiaries owned a portfolio of interests in 34 office properties, comprising a total of approximately 9.6 million square feet of rentable space.

We acquired three properties located in Chicago, Illinois (the “Beacon Portfolio”) on November 1, 2007.  The Beacon Portfolio represents approximately 3.1 million square feet of rentable space.

We acquired 111 Woodcrest, an office building comprised of approximately 53,000 rentable square feet located in Cherry Hill, New Jersey, on November 20, 2007 and Centreport Office Center, an office building comprised of approximately 133,000 rentable square feet located in Ft. Worth, Texas, on June 14, 2007.

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

Acquisition and Investment Policies

We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.  To date, all of our investments have been institutional quality office properties, or development thereof, located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, we also may acquire institutional quality industrial, retail, hospitality, multifamily and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions.  We also may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, including those previously issued by programs sponsored by Behringer Harvard Holdings or its affiliates, or in entities that make investments similar to the foregoing.  Although our investments to date have been located in the United States, we also may invest in real estate assets located outside the United States.  Our investment strategy is intended to provide investors with a geographically diversified portfolio of real estate assets.

We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons.

As of December 31, 2007, we owned interests in 75 properties located in 23 states and the District of Columbia.  As of December 31, 2007, the properties in which we own an interest were approximately 92.5% leased on a weighted average basis.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested substantially all of our capital raised in our Offerings, at which point our board of directors also may consider the unrealized appreciation of our real estate assets, as determined by Behringer Advisors in its sole discretion, when evaluating compliance with our policy limitation.  We typically borrow, and expect to continue borrowing, more than 55% of the contract purchase price of any real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.  In making this determination, our board considers relevant financial factors, particularly whether borrowing additional amounts are expected to be accretive to returns related to the particular portfolio investment.  As of December 31, 2007, we have borrowed approximately 62% of the aggregate value of our assets and, on average, approximately 72% of the contract purchase price of each acquired real estate asset.  We expect these percentage amounts to increase if we use any unencumbered real estate assets to secure additional borrowings or borrow additional amounts on currently encumbered assets.  Our board of directors must review our aggregate borrowings at least quarterly.

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

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per share Purchase Price*
4th Qtr. 2003	$0.1764376 per share	7%
Fiscal Year 2004	$0.6999970 per share	7%
Fiscal Year 2005	$0.6999970 per share	7%
Fiscal Year 2006	$0.6999970 per share	7%
Fiscal Year 2007	$0.6706516 per share	6.7%
1st Qtr. 2008	$0.1570660 per share	6.3%
2nd Qtr. 2008	$0.1570660 per share	6.3%

* The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the percentage noted, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share or acquired in connection with our 10% stock dividend.

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

                We intend to make an election for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ending December 31, 2008; for the year ended December 31, 2007, IPC (US), Inc. will be treated as a taxable REIT subsidiary for federal income tax purposes.  IPC (US), Inc. is our indirect wholly-owned subsidiary that we acquired December 12, 2007 as part of our acquisition of the subsidiaries of IPC.

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

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person or group may own more than 9.8% of our outstanding common or preferred stock, in value or number of shares, whichever is more restrictive.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with the opportunity to receive a control premium for their shares.

Our charter permits our board of directors to issue additional shares of stock, which may dilute your voting power, subordinate your rights or discourage a third-party from acquiring us.

Our charter permits our board of directors to issue up to 400,000,000 shares of capital stock.  Our board of directors, without any action by our stockholders, may: (1) increase or decrease the aggregate number of shares; (2) increase or decrease the number of shares of any class or series we have authority to issue; or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock.  Shares will be issued in the discretion of our board of directors.  In addition, because the limited partnership interests of our operating partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock.  In the event that we sell additional shares of common stock in the future, or issue additional shares in connection with any merger, exchange or conversion between our operating partnership and another entity, you will experience dilution of your voting power.  Further, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the then outstanding voting stock of the corporation; or

•                  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved, in advance, the transaction by which the person otherwise would have become an interested stockholder.  However, in approving a transaction, the board of directors may condition its approval to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•                  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

Maryland law also contains a second statute that may have an anti-takeover effect.  This statute, known as the Control Share Acquisition Act, provides that persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation’s disinterested stockholders.  Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are not considered disinterested for these purposes.  “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•                  one-tenth or more but less than one-third of all voting power;

•                  one-third or more but less than a majority of all voting power; or

•                  a majority or more of all voting power.

Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.  The Control Share Acquisition Act does not apply to (1) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) acquisitions approved or exempted by our charter or bylaws.  Our bylaws exempt from the Control Share Acquisition Act, any and all acquisitions by any person of shares of our common stock.  This statute could have the effect of discouraging offers from third parties to acquire us and increases the difficulty of successfully completing this type of offer by anyone other than affiliates or any of their affiliates.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate assets or real estate-related assets.  Further, to maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.  To avoid regulation as an investment company, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities.  We may invest in assets that are determined to be securities rather than interests in, or liens upon, real estate.  If a sufficient amount of our assets were determined to be securities instead of interests in, or liens upon, real estate, we would be required to register as an investment company.  If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.  Registration as an investment company could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to you.

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

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions.  Our board of directors may amend or revise these and other policies without a vote of the stockholders.  Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•                  the election or removal of directors;

•                  any amendment of our charter, except that our board of directors may amend or supplement our charter without stockholder approval to: change our name; increase or decrease the aggregate number of our shares; increase or decrease the number of our shares of any class or series that we have the authority to issue, to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of the shares; effect reverse stock splits; and after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

•                  our liquidation and dissolution; and

•                  any merger, consolidation, sale or other disposition of substantially all of our assets, except in certain circumstances.

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

Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock, of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 17,500,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval.  Shares may be issued in the discretion of our board of directors.  Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell shares in our offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our affiliated property management company, or their affiliates, or the warrants issued in our prior offering to participating broker-dealers or our independent directors, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer OP.  In addition, the partnership agreement for Behringer OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer OP.  Because the limited partnership interests of Behringer Harvard OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.  Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to Behringer Advisors and its affiliates will reduce cash available for investment and payment of distributions.

Behringer Advisors and its affiliates are paid fees for performing various services for us.  These fees were not negotiated at arm’s length and reduce the amount of cash available for investment in properties or to pay distributions to stockholders.

Because our ability to replace our property manager is restricted, we may be unable to terminate the property management agreement at the desired time, which may adversely affect our operations and the distributions we are able to pay to our stockholders.

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

There are many factors that can affect the availability and timing of cash distributions paid to stockholders.  Distributions generally are based upon such factors as the amount of cash available or anticipated to be available from real estate securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations.  Because we may receive income from interest or rents at various times during our fiscal year, there is no assurance we will be able to continue paying distributions at historical levels.  The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, income from those properties and mortgages, yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We currently make distributions to our stockholders at an annualized rate of 6.3%, assuming the shares were purchased for $10.00 per share.  Approximately 82.5%, 77% and 72% of our aggregate distributions made in 2007, 2006, and 2005, respectively, constituted a return of capital for tax purposes.  Distributions constitute a return of capital when and to the extent the amount of the distributions exceed earnings and profits as determined on a tax basis.  In fiscal year 2007, 2006 and 2005, we made cash distributions aggregating approximately $111.0 million, $60.1 million and $22.4 million, respectively, to our stockholders.  Of these amounts, approximately 17.5%, or $19.4 million, in fiscal 2007, approximately 23%, or $13.9 million, in fiscal 2006, and approximately 28%, or $6.3 million, in fiscal 2005 was paid using cash generated from our operations.  The remaining amounts were paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.

Until we generate sufficient cash flow from operations to make distributions to our stockholders, we may make distributions from other sources in anticipation of future operating cash flow, which may reduce the amount of capital we ultimately invest and may negatively impact the value of your investment.

Until we generate sufficient cash flow from operations to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  In addition, to the extent we invest in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted.  Accordingly, the amount of distributions paid at any time may not reflect current cash flow from operations.  To the extent distributions are paid from offering proceeds, we will have less money available to invest in properties or other real estate-related investments, which may negatively impact our ability to achieve our investment objectives.

Adverse economic conditions may negatively affect our returns and profitability, which could negatively impact our ability to pay cash distributions to our stockholders.

Our operating results may be affected by many factors, including a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties or other investments are located.  These factors include:

•                  poor economic conditions that result in defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans;

•                  job transfers and layoffs that cause tenant vacancies to increase;

•                  the fact that increasing concessions or reduced rental rates or capital improvements may be required to maintain occupancy levels; and

•                  increased insurance premiums that reduce funds available for distribution or, to the extent the increases are passed through to tenants, may lead to tenant defaults.  Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

We and the other public programs sponsored by affiliates of Behringer Advisors have experienced losses in the past, and we may experience similar losses in the future.

Historically, the public programs sponsored by affiliates of Behringer Advisors have experienced losses during the early periods of their operation.  Many of these losses can be attributed to the initial start-up costs and operating expenses incurred prior to purchasing properties or making other investments that generate revenue.  In addition, depreciation and amortization expense substantially reduce net income.  We have experienced similar losses and we may continue to do so in the future.  We cannot assure you that we will be profitable or that we will realize growth in the value of our real estate investments.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the gross proceeds of our offerings have been, or will be, used to make investments in real estate assets and to pay various fees and expenses related to the offering and potentially a portion of distributions.  We establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of reserves in excess of our established capital reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that additional funding will be available to us for potential capital needs in the future.

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees.  All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

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

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  Further, the REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations.  Failure to manage these risks effectively, or an inability to hedge due to the various REIT provisions in the Code may have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

In May 2006, the State of Texas enacted legislation which replaced the franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The new legislation expands the number of entities covered by the current Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this new property tax legislation, our reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  We hold several assets in Texas.  As a consequence, the new margin tax, combined with the decrease of reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to you.

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

A property may suffer vacancies either by the continued default of tenants under their leases or the expiration of tenant leases.  If vacancies continue for a long period of time, we may suffer reduced revenues.  In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the cash flow generated from leasing activity.

The inability of a significant tenant or number of tenants to pay rent when due may negatively impact the revenues generated by our real property investments.

The revenues generated by our real property investments, particularly properties occupied by a single tenant, will depend on the financial stability of the particular tenant.  A significant tenant or number of tenants may not pay rent when due.  Further, if a tenant or tenants default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.  If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.  Any one, or a combination, of these items may have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our stockholders.

We may be required to expend substantial funds to improve or refurbish leaseable space either to maintain existing tenants or to attract new tenants.  Although we intend to establish reserves for capital improvements, these reserves may not be sufficient which would require us to seek funds from other sources.  We cannot assure you that sufficient financing will be available or, if available, will be available on terms acceptable to us, if at all.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available to use for tenant improvements.  Additional borrowing for capital improvements will increase our interest expense, and could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to pay cash distributions to our stockholders.

We intend to hold our real properties and other investments until Behringer Advisors determines that a sale or other disposition is consistent with our investment objectives or until it appears that these objectives will not be met.  Otherwise, Behringer Advisors, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange by 2017, unless a majority of the board of directors and a majority of the independent directors approve otherwise.  We may not be able to sell a property or properties even if Behringer Advisors believes doing so would be in our best interest.  The ability to sell real estate is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand conditions.  We cannot predict whether we will be able to sell any asset on terms acceptable to us, if at all.  Failure to sell properties when we need or want to do so, on terms acceptable to us, could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions contrary to our interests.

We may enter into joint ventures, TIC investments or other co-ownership arrangements with other Behringer Harvard programs or third parties.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  These investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•                  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•                  the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•                  that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are, or that become inconsistent with, our business interests or goals;

•                  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•                  that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

We may suffer uninsured losses relating to real property or pay excessively expensive premiums for insurance coverage.

Although Behringer Advisors attempts to ensure that all of our properties are adequately insured to cover casualty losses, there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans.  We cannot be certain that this coverage will continue to be available, or available at reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties.  We may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for any losses we may suffer.  In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of that asset will be reduced by the uninsured loss.  In addition, other than any capital reserve we may establish, we will have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that those reserves will be sufficient.

Development and construction projects are subject to delays that may materially increase the cost to complete the project.

We may invest some or all of the proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements.  We may, from time to time, develop and construct new properties or redevelop existing properties.  In doing so, we will be subject to the risks and uncertainties associated with construction and development including the environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we will be subject to normal lease-up risks relating to newly constructed or re-developed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may also invest in unimproved real property.  Returns from development of unimproved properties also are subject to additional risks and uncertainties such as those associated with re-zoning.

Our earnest money deposit may not be refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures, TIC investments or other co-ownership arrangements, to acquire real property from Behringer Development Company LP, an affiliate of Behringer Advisors.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire any property.  In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property.  Typically, Behringer Development or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion.  There is no assurance that Behringer Development or its affiliates will refund our earnest money which will not be secured by any assets.  Further, Behringer Development does not have substantial assets or operations.

We compete with third parties in acquiring properties and other assets.

We believe that the current market for properties that meet our investment objectives is highly competitive.  We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do.  Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  In addition, the number of entities and the amount of funds competing for suitable investment properties may increase.  Any increase would result in increased demand and prices for these assets.  If we pay higher prices for properties and other investments, our returns on investment will be less which may have an adverse effect on our ability to pay distributions to our stockholders.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in that sector.

At any one time, a significant portion of our investments could be in one property class, such as institutional quality office properties.  As a result, we will be subject to risks inherent in investing in a single type of property.  If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we have acquired multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Acquiring multiple properties in a single transaction likely requires us accumulate a large amount of cash.  The returns that we earn on this excess cash are typically less than the ultimate returns generated by the real property and therefore, accumulating such cash could reduce the funds available to pay distributions to our stockholders.

Our operating results will be negatively affected if our investments, including investments in TIC interests sponsored by our sponsor, do not meet projected distribution levels.

Affiliates of Behringer Advisors have formed and organized a number of TIC real estate projects.  Some of these projects have not met the distribution levels or the leasing and operational thresholds projected by Behringer Harvard Holdings and its affiliates.  Specifically, several TIC investment programs have not benefited from expected leasing improvements.  Behringer Harvard Holdings has provided support for some of these programs in the form of master leases and other payments.  In addition, the Beau Terre Office Park TIC program, a program not sponsored by Behringer Advisors or us,  is currently underperforming relative to projections that were based on seller representations that Behringer Harvard Holdings believes to be false.  With respect to this program, Behringer Harvard Holdings has completed a settlement with the investors to support their returns and is pursuing a claim against the seller on behalf of the investors and itself.  If projections related to our investments, including any TIC interests in which we invest, are inaccurate, we may pay too much for an investment and our return on our investment could suffer.

If we set aside insufficient capital reserves, we may be required to defer necessary property improvements, which could adversely affect our operating results.

If we do not have sufficient reserves or generate sufficient cash from operations to fund capital improvements throughout the life of the investment in a property, we may be required to defer necessary improvements to the property which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property.  If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations and ability to pay distributions may be negatively impacted.

The cost of complying with environmental and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

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

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations (including those of foreign jurisdictions) that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.  Any foreign investments we make will be subject to the laws in the relevant jurisdiction.  These laws may impose additional restrictions or impose additional compliance requirements.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removing or remediating these substances could be substantial.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our investments in real properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended, or similar laws of foreign jurisdiction.  Under this Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We attempt to acquire properties that comply with the Act or any relevant law or regulation of a foreign jurisdiction or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with those laws or regulations.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, monies used to comply with the Act or other relevant laws and regulations could reduce the amount of monies available to pay distributions.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

We may, from time to time, sell a property or other asset by providing financing to the purchaser.  There are no limits or restrictions on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price.  The terms of payment to us will be affected by custom in the area where the property being sold is located and then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.  Defaults by any purchaser under any financing arrangement with us could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We are permitted to, and typically do, acquire real properties and other real estate-related investments by assuming either existing financing secured by the asset or by borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our charter imposes limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment.  Further, we may exceed the limits set forth in our charter if approved by a majority of our independent directors.

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested most of our capital.  As a result, we typically borrow, and expect to continue borrowing, more than 55% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

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

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies.  In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender.  Loan documents we enter into may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Advisors as our advisor or impose other limitations.  Any such restriction or limitation may limit our ability to pay distributions to our stockholders.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness.  During the interest only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan.  If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates.  Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may borrow money that bears interest at a variable rate.  Variable rate loans will expose us to increases in costs in a rising interest rate environment.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our investments in properties at times which may not permit us to realize the return on the investments we would have otherwise realized.  Increases in interest rates could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

Even if we are able to access sufficient capital, we may suffer from delays in deploying the capital into properties or other real estate assets.  Delays may occur, for example, as a result of our relying on our advisor, Behringer Advisors, and its affiliates to identify these opportunities given that the employees of these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor.  Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns.  In addition, properties acquired prior to the start of construction or during the early stages of construction typically take several months to complete construction and rent available space.  Failure to deploy capital not otherwise invested in income-producing real estate assets in a timely manner could have a material adverse effect on our ability to pay distributions.  Further, pending investing in real estate assets, we may invest capital in short-term, highly-liquid investments.  These short-term investments typically yield less than investments in commercial real estate.

We may have to make decisions on whether to invest in certain properties without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to completing our analysis and due diligence on property acquisitions.  In these cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, there is no assurance that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment.  In addition, our advisor and board of directors expect to rely upon independent consultants in connection with evaluating proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our ability to achieve our investment objectives depends, to a significant degree, upon the continued contributions of certain executive officers and other key personnel of Behringer Advisors and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace. We do not have employment agreements with our executive officers.  Although several of our executive officers, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of Behringer Advisors, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that they will remain affiliated with our advisor.  If any of our executive officers and other key personnel of Behringer Advisors and its affiliates were to cease their affiliation with us, Behringer Advisors or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Messrs. Behringer, Mattox and Reihsen, and is in the process of obtaining key person insurance on the lives of Messrs. Aisner, Bresky and Schwaber, we do not currently intend to separately maintain key person life insurance on these individuals or any other person. We believe that our future success depends, in large part, on the ability of Behringer Advisors and its affiliates to hire and retain highly-skilled managerial, operating and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that Behringer Advisors and its affiliates will be successful in attracting and retaining skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining these strategic relationships. If we lose or are unable to obtain the services of our executive officers and other key personnel of Behringer Advisors and its affiliates, or do not establish or maintain the necessary strategic relationships, our ability to implement our investment strategy could be delayed or hindered.

If we internalize our management functions, your voting power in us could be diluted, and we could incur other significant costs associated with being self-managed.

At some point in the future, we may consider acquiring our advisor and property managers in a transaction or series of transactions known as an “internalization.”  The method by which we could internalize these functions could take many forms such as a merger with Behringer Advisors, in which we would acquire Behringer Advisors, or an asset acquisition.  Further, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  Issuing shares of our common stock or entering into promissory notes could reduce our net income, funds from operations and ability to make distributions to you.  In addition, issuing shares of our common stock could dilute your voting power as a stockholder.  Further, as part of internalizing our management functions, we would likely begin paying compensation and benefits to our officers and other employees and consultants in addition to the potential liabilities commonly faced by employers from items such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.  In addition, we may issue equity awards to officers, employees and consultants, which would have the effect of reducing your voting percentage and possibly decrease our net income and funds from operations.  Finally, internalizing our management functions may negatively impact our net income and funds from operations because: (1) actual costs exceed budgeted costs and we fail to realize the projected synergies from the transaction; (2) we are unable to successfully integrate the acquired entities and people; (3) we fail to identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity.  All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

A proposed internalization transaction also may expose us to litigation risks.  We and our directors may be required to defend against claims related to the consideration to be paid to the advisor as part of the transaction or claims related to any disclosure required by applicable federal and state securities laws.   Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for us to invest in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and advisor are limited.

Our charter, and agreements entered into with our officers and directors, states that we may indemnify our directors, our officers, our employees, our agents, our advisor and its affiliates for losses or liability they may suffer so long as the person seeking indemnity has determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and Behringer Advisors and its affiliates, even if their conduct causes a loss to us.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or Behringer Advisors in some cases.

Your investment may be subject to additional risks if we make international investments.

We may purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following additional risks:

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

•                  changes in relative interest rates;

•                  changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•                  changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•                  lack of uniform accounting standards (including availability of information with U.S. generally accepted accounting principles);

•                  changes in land use and zoning laws;

•                  more stringent environmental laws or changes in these laws;

•                  changes in social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•                  the fact that our sponsor and its affiliates have only limited experience investing in real property or other investments outside of the United States; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

We do not have substantial experience with international investments.

Neither we nor our sponsor, Behringer Harvard Holdings, or any of its affiliates has any substantial experience investing in real property or other investments outside the United States.  If we invest in real estate assets outside of the United States, we intend to invest primarily in institutional quality office properties, but we are not limited as to the specific geographic regions where we may conduct our operations.  We may not have the expertise necessary to maximize the return on our international investments.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of Behringer Harvard real estate programs use investment strategies that are similar to ours, Behringer Advisors and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and these conflicts may not be resolved in our favor.

Affiliates of Robert M. Behringer are sponsoring or have recently sponsored six public real estate programs with substantially the same investment objectives as ours.  There may be periods during which all of these programs are seeking to invest in similar properties and other real estate-related investments.  As a result, we may be seeking to buy properties and other real estate-related investments at the same time as these other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and its affiliates.  These other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours.  Our executive officers and the executive officers of our advisor also are the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  Behringer Advisors may choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties.  If one of the other Behringer Harvard-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Similar conflicts of interest may occur if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, since other Behringer Harvard-sponsored programs may be competing with us for these investments.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Behringer Advisors will face conflicts of interest relating to joint ventures, TIC investments or other co-ownership arrangements that we enter with other Behringer Harvard-sponsored programs, which could result in a disproportionate benefit to another Behringer Harvard-sponsored program.

We are likely to enter into joint ventures, TIC investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs to acquire, develop or improve properties as well as to acquire other real estate-related investments.  The executive officers of Behringer Advisors are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, TIC or co-ownership arrangement.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

In the event that we enter into a joint venture, TIC investment or other co-ownership arrangements with another Behringer Harvard-sponsored program or joint venture, Behringer Advisors and its affiliates may have a conflict of interest in determining when, and whether, to buy or sell a particular real estate property.  Our goals and objectives also may diverge from those of our joint venture partner which could lead to deadlocks and delays in decisions to sell a property or result in the premature sale of a property.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance the buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of the right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by this right.

Our advisor’s executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations and our offering will face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of Behringer Advisors and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations and our offering.   These persons also conduct the day-to-day operations of other Behringer Harvard-sponsored programs and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  These conflicts could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Our officers face conflicts of interest related to the positions they hold with other entities affiliated with Behringer Advisors, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Behringer, who serves as our Chief Executive Officer, Chief Investment Officer and chairman of our board of directors, is also an officer of Behringer Advisors, our property manager, our dealer manager and other entities affiliated with Behringer Advisors, including the advisors and fiduciaries to other Behringer Harvard-sponsored programs.  As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocating new investments and management time and services between us and the other entities; (2) the timing and terms of the investment in, or sale of, an asset; (3) development of our properties by affiliates of our advisor; (4) investments with affiliates of our advisor; (5) compensation to our advisor; and (6) our relationship with our dealer manager and property manager.  Failure to resolve these conflicts could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

•                  the shares of common stock are listed for trading on a national securities exchange; or

•                  the advisory management agreement expires without renewal or is terminated, other than due to a termination because of a material breach by our advisor, and at the time of or subsequent to termination, the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on the capital contributions through the date of conversion.

Behringer Advisors can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange.  Accordingly, Behringer Advisors can influence both the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.

Behringer Advisors faces conflicts of interest relating to the incentive fee structure under our advisory management agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory management agreement, Behringer Advisors is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders.  However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders.  In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees.  In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory management agreement also requires us to pay a performance-based termination fee to our advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that the advisory management agreement expires without renewal or is terminated, other than because of a material breach by the advisor; the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 9% cumulative, non-compounded, annual return; or the shares of common stock are listed for trading on a national securities exchange.  To avoid paying this fee, our independent directors may decide against terminating the advisory management agreement prior to our listing even if, but for the termination fee, termination of the advisory management agreement would be in our best interest.  In addition, the requirement to pay a fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor.  Moreover, our advisor has the right to terminate the advisory management agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

Because we rely on affiliates of Behringer Harvard Holdings to provide advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could disrupt our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns our advisor, our property manager, and the dealer manager of our offering.  These entities represent a substantial majority of Behringer Harvard Holdings’ business.  In light of the common ownership of these entities and their importance to Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, property manager and dealer manager.  Although we believe that Behringer Harvard Holdings currently has adequate working capital, from both funds on hand and borrowing capacity, to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could materially disrupt our business.

Risks Related to Investments in Real Estate-Related Securities

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Recently the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.

If we were to invest in real estate related securities, including collateralized mortgage-backed securities, as part of our investment strategy, we would be exposed to the volatility of the credit markets.  Turmoil in the credit market may have a material adverse effect on both the value of our securities portfolio and the availability or cost of any used in connection with our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if such investments were actually sold.   Furthermore, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

Investments in real estate-related-securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate-related securities of both publicly traded and private real estate companies.  Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.  Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

Real estate-related equity securities are always unsecured and subordinated to other obligations of the issuer.  Investments in real estate-related equity securities are subject to risks of: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (3) subordination to the liabilities of the entity; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn.  These risks may adversely affect the value of outstanding real estate-related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

The fees that we pay to invest in real estate-related securities will be greater than any fees that you would pay to invest directly in these securities.

We may pay acquisition fees to third parties, including investment bankers and brokers, in connection with identifying, reviewing, evaluating and investing in real estate-related securities.  In addition, we may reimburse these third parties for expenses related to selecting and acquiring securities for us, including, but not limited to, legal fees and expenses, third-party brokerage fees and other closing costs.   The fees we pay in connection with investing in real estate-related securities likely will be greater than the individual fees that you would pay to invest directly in these securities.

Investments in real estate preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to the liabilities of the entity and are not secured by property underlying the investment.  Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment.  As a result, we may not recover some or all of our investment.

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

We may purchase real property or real estate-related securities denominated in foreign currencies.  A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments.  Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We expect that a portion of any real estate-related securities investments we make will be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.  The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related securities investments to be reduced.

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

We have not made any investments in real estate-related securities.

Aside from investments in institutional quality commercial properties, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests.  To date, however, we have focused on acquiring interests in office buildings and other commercial properties.  We may not have the expertise necessary to maximize the return on real estate-related securities.

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities.  The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations.  Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business.  These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Risks Associated with Mortgage Lending

We may not have the expertise necessary to maximize the return on our investments in mortgage, bridge or mezzanine loans.

Although we expect that our directors will have the relevant knowledge and experience required to invest in the types of assets that we propose to acquire, including mortgage, bridge and mezzanine loans, neither Behringer Advisors nor any of its affiliates has substantial experience in investing in mortgage, bridge and mezzanine loans.   We may nevertheless make these investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio.  If we decide to make mortgage, bridge or mezzanine loans or acquire them, we ultimately may not have the expertise necessary to maximize the return on investments in these types of loans.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of those loans.

If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those mortgage, bridge or mezzanine loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels.  We do not know whether the values of the property securing the mortgage, bridge or mezzanine loans will remain at the levels existing on the dates of origination of the mortgage, bridge or mezzanine loans.  If the values of the underlying properties drop, our risk will increase because of the lower value of the securities associated with the loan.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans if we sell the loans.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the mortgage, bridge or mezzanine loans could yield a return lower than then-current market rates.  If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.  If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease.  Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets.  For these reasons, if we invest in mortgage, bridge or mezzanine loans, our returns on those loans and the value of your investment will be subject to fluctuation in interest rates.

We may experience delays in liquidating defaulted mortgage, mezzanine or bridge loans, which could delay our ability to pay cash distributions to our stockholders.

If there are defaults under our mortgage, bridge or mezzanine loans, we may not be able to repossess and sell quickly any properties serving such loans.  The resulting time delay could reduce the value of our investment in the defaulted mortgage, bridge or mezzanine loans.  An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuits brought in connection with the foreclosure if the defendant raises defenses or counterclaims.  In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest or that we may make, may be subject to regulation by federal, state and local authorities (or regulations by foreign jurisdictions) and subject to various laws and judicial and administrative decisions.  We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements.  If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed, which could delay distributions to our stockholders.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short lives, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.   If our advisor determines that it is in our best interest to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Risks Associated with Section 1031 TIC Transactions

We may have increased exposure to liabilities from litigation as a result of our participation in Section 1031 TIC transactions.

Many of our acquisitions of TIC interests were or will be structured to qualify for like-kind exchange treatment under Section 1031 of the Code and we, through our affiliates, intend to continue to enter into Section 1031 TIC transactions in the future.  Section 1031 TIC Transactions are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code, including single member limited liability companies or similar entities (“Behringer Harvard Exchange Entities”).  We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions.  Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing:  (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which TIC interests are to be sold; or (3) we will provide security for the guarantee of such bridge loans.  Although our participation in Section 1031 TIC Transactions has certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause these transactions not to achieve their intended value.  In certain Section 1031 TIC Transactions we could receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of these transactions.  Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, or us.  We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants.  Any amounts we are required to expend defending claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of TIC interests in Section 1031 TIC transactions.

We may directly sell TIC interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or result in these transactions not achieving their intended value.  Furthermore, the Internal Revenue Service may determine that the sale of TIC interests is a “prohibited transaction” under the Code, which would cause all of the gain we realize from the sale to be taxed with none of the gain available for distribution to our stockholders.  The Internal Revenue Service also may audit the purchasers of TIC interests and successfully challenge the qualification of the transaction as a like-kind exchange.  We also may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell TIC interests.  In addition, as a seller of TIC interests, we would be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction.  Any alleged failure by us to comply with these requirements could expose us to risks of litigation.  Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

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

We have acquired certain properties in the form of TIC or other co-tenancy arrangements and we may enter into more such arrangements in the future.  Therefore, we are subject to risks associated with co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

We have entered into TIC or other co-tenancy arrangements to acquire certain properties.  Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate including:

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

Our interests may become adverse to those of a co-tenant.

Our interests may become adverse to those of the other co-tenants in a Section 1031 TIC Transaction.  In certain cases we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants or we may not have sufficient funds available to purchase the co-tenancy interests from the 1031 Participants even if we have the right.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax for that year on our taxable income at corporate rates.  In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability.  In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions.  If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.  Our failure to qualify as a REIT would have a material adverse effect on our ability to pay distributions to our stockholders.

Failure to maintain an acquired entity’s REIT status may cause us to lose our REIT status.

We may, from time to time, acquire entities that own real estate including other entities that have elected to be taxed as a REIT.  In this latter case, if we decide to maintain the entity’s status as a REIT at the time we acquire it, but later fail to maintain or operate the entity in accordance with the various rules governing REIT status, the entity would likely lose its status as a REIT.  Failure to maintain the acquired entity’s status as a REIT would also likely cause us to lose our status as a REIT, all of which could have a material adverse effect on our business, results of operations, financial condition and the ability to pay distributions to our stockholders.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with any Section 1031 TIC Transactions, we or one of the affiliates of Behringer Advisors typically enters into a number of contractual arrangements with Behringer Harvard Exchange Entities that guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we are paid fees that could be characterized by the Internal Revenue Service as non-qualifying income.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our tax status.  We use reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect the return on your investment.

Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.

In the event that the Internal Revenue Service were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, would be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, fees paid to us by the Behringer Harvard Exchange Entity would be deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to the 100% penalty tax, which would have a material adverse effect on our business, results of operations, financial condition and the ability to pay distributions to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital.   In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value.  As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to tax at corporate rates.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes.  However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation, reducing the amount of distributions that the operating partnership could make to us.  This could also result in our losing REIT status, which would subject us to a corporate level tax on our own income, substantially reducing our cash available to make distributions to our stockholders.  In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the entity would be subject to tax as a corporation, thereby reducing distributions to the operating partnership.  Recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example, if we have net income from a “prohibited transaction,” the income will be subject to the 100% penalty tax.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on the income.  In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  We also may be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  Any federal or state taxes paid by us will reduce our cash available for distribution to our stockholders.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to you will be reduced.

From time to time, we may acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S.  As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities.  The country in which the real property is located may impose these taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in any such real property or securities.  If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you.  Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you.  We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments.  Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S.  Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you.  You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any of these changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.

However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations typically are subject to.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.  Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status.

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property for federal income tax purposes.  This could affect our ability to continue to qualify as a REIT.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2007, we owned interests in 75 office properties located in 23 states and the District of Columbia.  All of these properties consist of developed institutional quality office buildings with office space that is currently leased to tenants.  In the aggregate, these properties represent approximately 25.2 million rentable square feet.  As of December 31, 2007, the properties in which we own an interest were approximately 92.5% leased on a weighted average basis.

The following table presents certain additional information about the 68 properties we consolidated at December 31, 2007:

			Approximate
		Date	Rentable	Encumbrances		Approximate
Property Name	Location	acquired	Square Footage	(in millions) (1)		% leased
9100 Mineral Circle (Cyprus Building)	Englewood, CO	12/17/04	153,000	$—		100%
Ashford Perimeter	Atlanta, GA	01/06/05	288,000	35.0		82%
2383 Utah	El Segundo, CA	04/21/05	150,000	20.0		78%
Lawson Commons	St. Paul, MN	06/10/05	436,000	58.3		100%
Downtown Plaza	Long Beach, CA	06/14/05	100,000	12.6		100%
Gateway 12	Diamond Bar, CA	07/20/05	41,000	70.7	(2)	100%
Gateway 22	Diamond Bar, CA	07/20/05	55,000	—		100%
Gateway 23	Diamond Bar, CA	07/20/05	72,000	—		100%
Southwest Center	Tigard, OR	07/20/05	88,000	—		98%
17655 Waterview	Richardson, TX	07/20/05	230,000	—		100%
Buena Vista Plaza	Burbank, CA	07/28/05	115,000	22.0		100%
One Financial Plaza	Minneapolis, MN	08/02/05	394,000	43.0		80%
Riverview Tower	Knoxville, TN	10/05/05	334,000	30.3		96%
1325 G Street	Washington, D.C.	11/15/05	307,000	100.0		97%
Woodcrest Corporate Center	Cherry Hill, NJ	01/11/06	333,000	50.4		99%
Burnett Plaza	Ft Worth, TX	02/10/06	1,025,000	114.2		97%
AMEC Paragon I & II	Houston, TX	03/14/06	227,000	16.3		100%
Paces West	Atlanta, GA	04/19/06	646,000	84.0		82%
222 South Riverside Plaza	Chicago, IL	06/02/06	1,184,000	202.0		95%
The Terrace Office Park	Austin, TX	06/21/06	619,000	131.0		91%
600 & 619 Alexander	Princeton, NJ	06/28/06	97,000	16.5		91%
Grandview II	Birmingham, AL	10/20/06	149,000	17.0		92%
Bank of America Plaza-Charlotte	Charlotte, NC	10/26/06	887,000	150.0		99%
Three Parkway	Philadelphia, PA	10/30/06	561,000	67.1		92%
4440 El Camino Real	Los Altos, CA	11/02/06	97,000	27.4		100%
Fifth Third Center-Cleveland	Cleveland, OH	11/16/06	508,000	49.3		87%
Resurgens Plaza	Atlanta, GA	11/30/06	400,000	82.0		93%
5 & 15 Wayside	Burlington, MA	12/08/06	270,000	—		100%
One & Two Eldridge Place	Houston, TX	12/13/06	519,000	75.0		94%
250 West Pratt	Baltimore, MD	12/17/04-12/31/06	368,000	36.5		96%
Centreport Office Center	Ft Worth, TX	06/14/07	133,000	—		100%
200 South Wacker	Chicago, IL	11/01/07	755,000	95.5		86%
One Financial Place	Chicago, IL	11/01/07	1,036,000	188.6		92%
10 & 120 South Riverside	Chicago, IL	11/01/07	1,411,000	225.0		94%
111 Woodcrest	Cherry Hill, NJ	11/20/07	53,000	—		75%
1650 Arch Street	Philadelphia, PA	12/12/07	553,000	44.0		99%
United Plaza	Philadelphia, PA	12/12/07	617,000	67.3		98%
11 Stanwix Street	Pittsburg, PA	12/12/07	428,000	28.6		75%
One Oxmoor Place	Louisville, KY	12/12/07	135,000	101.2	(3)	97%
Hurstbourne Place	Louisville, KY	12/12/07	235,000	—		80%
Hurstbourne Park	Louisville, KY	12/12/07	104,000	—		91%
Hurstbourne Plaza	Louisville, KY	12/12/07	94,000	—		55%
Forum Office Park	Louisville, KY	12/12/07	328,000	—		82%
Lakeview	Louisville, KY	12/12/07	76,000	—		88%
Steeplechase Place	Louisville, KY	12/12/07	77,000	—		80%
Hunnington	Louisville, KY	12/12/07	62,000	—		80%
City Hall Plaza	Manchester, NH	12/12/07	210,000	—		67%
One & Two Chestnut Place	Worcester, MA	12/12/07	218,000	—		89%

			Approximate
		Date	Rentable	Encumbrances		Approximate
Property Name	Location	acquired	Square Footage	(in millions) (1)		% leased
Executive Park	Louisville, KY	12/12/07	109,000	5.7		81%
Energy Centre	New Orleans, LA	12/12/07	757,000	51.1		94%
Bank of America Plaza-Las Vegas	Las Vegas, NV	12/12/07	256,000	50.0		98%
KeyBank Center	Cleveland, OH	12/12/07	478,000	28.1		84%
One Edgewater Plaza	Staten Island, NY	12/12/07	252,000	36.1	(4)	96%
Tice Building	Woodcliff Lake, NJ	12/12/07	120,000	—		87%
222 Bloomingdale Road	White Plains, NY	12/12/07	140,000	10.5		85%
Fifth Third Center - Columbus	Columbus, OH	12/12/07	331,000	52.5		88%
City Center	St. Petersburg, FL	12/12/07	242,000	16.3		92%
5104 Eisenhower Boulevard	Tampa, FL	12/12/07	130,000	19.6		100%
Royal Caribbean Center	Miramar, FL	12/12/07	129,000	29.2	(5)	100%
DeVry University	Miramar, FL	12/12/07	94,000	—		100%
Crescent Center	Memphis, TN	12/12/07	336,000	43.0		97%
Plaza at MetroCenter	Nashville, TN	12/12/07	361,000	25.0		95%
Loop Central	Houston, TX	12/12/07	575,000	46.0		99%
Epic Center	Wichita, KS	12/12/07	289,000	15.7	(6)	88%
One Brittany Place	Wichita, KS	12/12/07	58,000	—		79%
Two Brittany Place	Wichita, KS	12/12/07	58,000	—		67%
801 Thompson	Rockville, MD	12/12/07	51,000	11.0		100%
500 East Pratt	Baltimore, MD	12/12/07	280,000	58.8		98%
			22,224,000	$2,759.4

(1)           Encumbrances exclude unamortized premiums and discounts of approximately $0.6 million.

(2)           Gateway 12, Gateway 22, Gateway 23, Southwest Center and 17655 Waterview are each held as collateral for this note payable.

(3)           Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(4)           One Edgewater Plaza and the Tice Building are each held as collateral for this note payable.

(5)           Royal Caribbean Center and DeVry University are each held as collateral for this note payable.

(6)           Epic Center, One Brittany Place and Two Brittany Place are each held as collateral for this note payable.

The following table presents certain additional information about the seven properties in which we own interests and account for under the equity method of accounting at December 31, 2007:

			Approximate			Our
		Date	Rentable	Encumbrances (1)	Approximate	Ownership
Property Name	Location	acquired	Square Footage	(in millions)	% leased	Interest
Minnesota Center	Bloomington, MN	10/15/03	276,000	$26.5	79%	93.07%
Enclave on the Lake	Houston, TX	04/12/04	171,000	6.9	100%	36.31%
St. Louis Place	St. Louis, MO	06/30/04	337,000	6.8	90%	35.71%
Colorado Building	Washington, D.C.	08/10/04	122,000	26.7	98%	95.20%
Travis Tower	Houston, TX	10/01/04	507,000	21.8	94%	60.43%
Alamo Plaza	Denver, CO	02/24/05	191,000	10.7	99%	33.93%
Wanamaker Building	Philadelphia, PA	12/12/07	1,390,000	49.1	97%	60.00%
			2,994,000	$148.5

(1)This amount represents our notes payable for our ownership interest only.

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

Future Lease Payments Table

The following table presents future minimum base rental payments due to us over the next ten years at the properties we consolidate as of December 31, 2007 (in thousands):

2008	$384,525
2009	352,985
2010	319,635
2011	266,765
2012	225,559
2013	187,248
2014	156,833
2015	122,988
2016	94,079
2017	71,795

Item 3.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our Current Offering, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During our Offerings and for the first three full fiscal years following the termination of the last public equity offering of shares of our common stock; the value of the shares is deemed to be the offering price of $10.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company.  Such a distribution upon liquidation may be less than $10.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees.

We view our offering stage as complete upon the termination of our first public equity offering that is not followed by another public equity offering.  For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, Behringer OP.

Holders

As of March 14, 2008, we had approximately 215,021,000 shares of common stock outstanding held by a total of approximately 50,560 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  Our board declares cash distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders.  In both 2007 and 2006, approximately $0.3 million of distributions were declared and paid related to Behringer OP limited partnership units which are recorded as a reduction to minority interest.  All other distributions are recorded to stockholders equity.  Until proceeds from our Offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we have and may continue to pay all or a portion of our distributions from the proceeds of the Offerings or from borrowings in anticipation of future cash flow.  Of the amounts distributed by us in 2007, approximately 82.5% represented a return of capital and 17.5% were distributions from the taxable earnings of real estate operations.  In fiscal years 2007 and 2006, we made cash distributions aggregating approximately $111.0 million and $60.1 million, respectively, to our stockholders.  Of these amounts, approximately $19.4 million and $13.9 million, in fiscal years 2007 and 2006, respectively, was paid using cash generated from our operations.  The remaining amounts were paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.

Since August 2007, the declared distribution rate has been equal to a daily amount of $.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00. This change from a historical 7% distribution rate to a 6.3% distribution rate resulted from our board’s continued review and analysis of the competitive landscape impacting buyers of commercial real estate.  Our board of directors will continue to evaluate our distribution levels on at least a quarterly basis.

The following table shows the distributions declared and paid for the fiscal years ended December 31, 2007 and 2006 (in thousands):

	Distributions	Distributions
	Declared	Paid
2007
4th Quarter	$31,982	$31,067
3rd Quarter	31,122	31,192
2nd Quarter	28,788	27,028
1st Quarter	22,918	21,669
Total	$114,810	$110,956

2006
4th Quarter	$19,726	$18,328
3rd Quarter	16,690	15,939
2nd Quarter	14,339	13,873
1st Quarter	12,461	11,959
Total	$63,216	$60,099

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	55,500	$9.13	11,944,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	55,500	$9.13	11,944,500	*

* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase prices for redeemed shares are set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or need for long-term care, other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  During the quarter ended December 31, 2007, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
October 2007	—	$—	—	(1)
November 2007	703,889	$8.84	703,889	(1)
December 2007	—	$—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.                    Selected Financial Data.

At December 31, 2007, we owned interests in 75 properties; at December 31, 2006 we owned interests in 36 properties; at December 31, 2005, we owned interests in 21 properties; at December 31, 2004, we owned interests in seven properties; and at December 31, 2003, we owned an interest in one property.  Accordingly, the selected financial data for each fiscal year presented below reflects significant increases in all categories.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

As of December 31,	2007	2006	2005	2004	2003

Total assets	$5,172,127	$2,694,972	$900,582	$198,888	$11,685

Notes payable	$3,198,143	$1,609,702	$353,555	$82,354	$4,333
Other liabilities	450,338	167,756	26,224	6,613	281
Minority interest (1)	18,049	3,072	3,375	—	—
Stockholders’ equity	1,505,597	914,442	517,428	109,921	7,071
Total liabilities and stockholders’ equity	$5,172,127	$2,694,972	$900,582	$198,888	$11,685

Year ended December 31,	2007	2006	2005	2004	2003

Rental revenue	$314,221	$161,306	$31,057	$130	$—
Net loss	$(41,631)	$(22,432)	$(5,722)	$(1,539)	$(289)
Basic and diluted loss per share (2)	$(0.24)	$(0.25)	$(0.15)	$(0.26)	$(1.84)
Distributions declared per share (2)	$0.67	$0.70	$0.67	$0.64	$0.58

(1)	Minority interest reflects the minority interests related to certain of our real estate properties and includes 432,586 units of limited partnership interests in Behringer OP.

(2)	Basic and diluted loss per share and distributions declared per share for each period presented reflects the effect of the 10% stock dividend issued October 1, 2005.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired is recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill is allocated to the tangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of buildings are depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Investments in Unconsolidated Entities

As of December 31, 2007, the “Investments in unconsolidated entities” on our balance sheet includes our undivided TIC interests in six office buildings and our non-controlling 60% interest in the Wanamaker Building. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken in 2007, 2006 or 2005.

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

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer OP.

During the year ended December 31, 2007, we purchased interests in 39 real estate properties, 38 of which were acquired in the fourth quarter of 2007.  We acquired interests in 34 properties located throughout the United States on December 12, 2007 when we completed the purchase all of the outstanding shares of the subsidiaries of IPC and we acquired three properties located in Chicago, Illinois on November 1, 2007.  Additionally, we acquired 111 Woodcrest, located in close proximity to our Woodcrest Corporate Center property in Cherry Hill, New Jersey, on November 20, 2007, and we acquired Centreport Office Center, located in Ft. Worth, Texas, on June 14, 2007.  As of December 31, 2007, we owned a portfolio of 75 office properties located in 23 states and the District of Columbia.

Results of Operations

At December 31, 2007, we owned interests in 75 office properties; at December 31, 2006, we owned interests in 36 office properties and at December 31, 2005, we owned interests in 21 office properties.  Accordingly, our results of operations for each fiscal year presented reflect significant increases in most categories due to the growth of our portfolio of properties.  Management expects increases in most categories in the future as we purchase additional real estate properties and as we begin to realize the full year impact of our 2007 acquisitions.

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

Rental Revenue. Rental revenue for the year ended December 31, 2007 was generated by our consolidated real estate properties and was approximately $314.2 million as compared to approximately $161.3 million for the year ended December 31, 2006.  Approximately 25% of the increase over prior year was due to revenue attributable to properties we acquired in 2007, approximately 73% of the increase is attributable to properties that were owned for a full year in 2007 but owned only during part of 2006, and approximately 2% of the increase is related to properties which were held all of 2007 and 2006.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2007 were approximately $75.0 million as compared to approximately $35.7 million for the year ended December 31, 2006 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately 28% of the increase over prior year was attributable to properties we acquired in 2007, approximately 70% of the increase is attributable to properties that were owned for a full year in 2007 but only owned during part of 2006, and approximately 2% of the increase is related to properties which were held all of 2007 and 2006.

Interest Expense.  Interest expense for the year ended December 31, 2007 was approximately $100.7 million as compared to approximately $50.9 million for the year ended December 31, 2006 and was comprised of interest expense and amortization of deferred financing fees related to our notes payable associated with our real estate and TIC interest investments.  The increase is primarily due to our notes payable increasing from $1.6 billion at December 31, 2006 to $3.2 billion at December 31, 2007.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2007 were approximately $43.0 million as compared to approximately $22.0 million for the year ended December 31, 2006 and were comprised of real estate taxes from each of our consolidated real estate properties. Approximately 27% of the increase over prior year was attributable to properties we acquired in 2007, approximately 70% of the increase is attributable to properties that were owned for a full year in 2007 but only owned during part of 2006, and approximately 3% of the increase is related to properties which were held all of 2007 and 2006.

Property Management Fees. Property management fees for the year ended December 31, 2007 were approximately $9.2 million as compared to approximately $4.9 million for the year ended December 31, 2006 and were comprised of property management fees related to our real estate properties.   The increase in property management fees is primarily due to our increased number of real estate properties.

Asset Management Fees. Asset management fees for the year ended December 31, 2007 were approximately $13.6 million as compared to approximately $5.1 million for the year ended December 31, 2006 and were comprised of asset management fees associated with our real estate properties.  Asset management fees of approximately $1.0 million and $2.7 million were waived by Behringer Advisors for the year ended December 31, 2007 and 2006, respectively.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2007 was approximately $3.0 million as compared to approximately $1.6 million for the year ended December 31, 2006 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increase is primarily due to increased business and franchise taxes, legal expenses, audit expenses, and directors’ and officers insurance premiums; each was associated with the overall growth of the portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2007 was approximately $141.5 million as compared to approximately $73.3 million for the year ended December 31, 2006 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately 22% of the increase over prior year was attributable to properties we acquired in 2007, and approximately 80% of the increase is attributable to properties that were owned for a full year in 2007 but only owned during part of 2006.  These increases were offset by an approximately 2% decrease in depreciation and amortization expense for properties which were held all of 2007 and 2006.

Interest Income. Interest income for the year ended December 31, 2007 was approximately $25.5 million as compared to approximately $5.0 million for the year ended December 31, 2006 and was comprised of interest income associated with funds on deposit with banks.  The increase is primarily due to higher cash balances on deposit with banks and interest income earned on a loan we made to Behringer Harvard Multifamily REIT I, Inc. during 2007. On December 20, 2007, the loan was paid in full and was terminated.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2007 was approximately $5.1 million as compared to $4.8 million for the year ended December 31, 2006 and was comprised of our share of equity in the earnings of unconsolidated investments.  During 2007, we acquired additional TIC interest in two of our TIC properties and a 60% non-controlling interest in the Wanamaker Building through our acquisition of the subsidiaries of  IPC.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

Rental Revenue. Rental revenue for the year ended December 31, 2006 was from our consolidated properties and was approximately $161.3 million as compared to approximately $31.1 million for the year ended December 31, 2005.  The increase in rental revenue was primarily due to our increased number of consolidated real estate properties.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2006 were approximately $35.7 million as compared to approximately $6.5 million for the year ended December 31, 2005 and were comprised of property operating expenses from our consolidated properties.  The increase in property operating expenses was primarily due to our increased number of consolidated real estate properties.

Interest Expense.  Interest expense for the year ended December 31, 2006 was approximately $50.9 million as compared to approximately $13.1 million for the year ended December 31, 2005 and was comprised of interest expense and amortization of deferred financing fees related to our mortgages associated with our real estate and TIC interest investments.  The increase was primarily due to the $1.3 billion increase in our notes payable during 2006.

Rate Lock Extension Recoveries.  There were no rate lock extension recoveries for the year ended December 31, 2006. Rate lock extension recoveries for the year ended December 31, 2005 were approximately $0.5 million and represented the refund of interest rate lock extension fees from the year ended December 31, 2004.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2006 were approximately $22.0 million as compared to approximately $3.8 million for the year ended December 31, 2005 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes was primarily due to our increased number of consolidated real estate properties.

Property Management Fees. Property management fees for the year ended December 31, 2006 were approximately $4.9 million as compared to approximately $1.5 million for the year ended December 31, 2005 and were comprised of property management fees related to our consolidated real estate properties and TIC interest investments. The increase in property management fees was primarily due to our increased number of consolidated real estate properties.

Asset Management Fees. Asset management fees for the year ended December 31, 2006 were approximately $5.1 million as compared to approximately $1.9 million for the year ended December 31, 2005 and were comprised of asset management fees associated with our consolidated properties and TIC interest investments.  Asset management fees of approximately $2.7 million were waived by Behringer Advisors for the year ended December 31, 2006.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2006 was approximately $73.3 million as compared to approximately $15.0 million for the year ended December 31, 2005 and was comprised of depreciation and amortization expense from each of our consolidated properties.

Interest Income. Interest income for the year ended December 31, 2006 was approximately $5.0 million as compared to approximately $2.7 million for the year ended December 31, 2005 and was comprised of interest income associated with funds on deposits with banks.  The increase in 2006 was primarily due to higher cash balances on deposit with banks.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2006 was approximately $4.8 million as compared to $3.1 million for the year ended December 31, 2005 and was comprised of our share of equity in the earnings of our TIC interest investments.  This increase was due to improved earnings at our TIC interest properties and increases in our TIC ownership interest in Minnesota Center, the Colorado Building and the Pratt Building during 2006.

Cash Flow Analysis

At December 31, 2007, we owned interests in 75 office properties; at December 31, 2006, we owned interests in 36 office properties and at December 31, 2005, we owned interests in 21 office properties.  Accordingly, cash flows for each fiscal year presented reflect significant differences in most categories due to the growth of our portfolio of properties.

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

Cash flows provided by operating activities for the year ended December 31, 2007 were approximately $63.8 million and were primarily comprised of the net loss of approximately $41.6 million and changes in working capital of approximately $28.6 million adjusted for depreciation and amortization of approximately $134.6 million.  During the year ended December 31, 2006, cash flows provided by operating activities were approximately $49.2 million and were primarily comprised of the net loss of approximately $22.4 million adjusted for depreciation and amortization of approximately $69.5 million.

Cash flows used in investing activities for the year ended December 31, 2007 were approximately $1.0 billion and were primarily comprised of the purchase of real estate investments, excluding any assumed debt.  During 2007, we acquired interests in 39 office properties.  During the year ended December 31, 2006, cash flows used in investing activities were approximately $1.6 billion and were comprised primarily of the purchase of real estate investments.  During 2006, we acquired interests in 15 office properties.

Cash flows provided by financing activities for the year ended December 31, 2007 were approximately $952.6 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $692.9 million and proceeds from new notes payable, net of note payments, of approximately $337.9 million. During the year ended December 31, 2006, cash flows provided by financing activities were approximately $1.5 billion and were comprised primarily of funds received from the issuance of stock and proceeds from notes payable.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

Cash flows provided by operating activities for the year ended December 31, 2006 were approximately $49.2 million and were primarily comprised of the net loss of approximately $22.4 million adjusted for depreciation and amortization of approximately $69.5 million.  During the year ended December 31, 2005, cash flows provided by operating activities were approximately $9.0 million and were primarily comprised of the net loss of approximately $5.7 million adjusted for depreciation and amortization of approximately $15.5 million.

Cash flows used in investing activities for the year ended December 31, 2006 were approximately $1.6 billion and were primarily comprised of the purchase of real estate investments totaling approximately $1.5 billion.  During the year ended    December 31, 2005, cash flows used in investing activities were approximately $588.6 million and were comprised primarily of the purchase of real estate investments.

Cash flows provided by financing activities for the year ended December 31, 2006 were approximately $1.5 billion and were comprised primarily of proceeds from notes payable, net of notes payments, of approximately $1.1 billion and funds received from the issuance of stock, net of redemptions and offering costs, of approximately $454.8 million.  During the year ended December 31, 2005, cash flows provided by financing activities were approximately $682.3 million and were comprised primarily of funds received from the issuance of stock and proceeds from notes payable.

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for the acquisition of real estate-related assets for the payment of operating expenses and distributions, and for the payment of principal and interest on our outstanding indebtedness.  Generally, cash needs for items other than the acquisition of real estate-related assets are expected to be met from operations, and cash needs for property acquisitions and mortgage loan investments are expected to be met from the net proceeds of the Current Offering and borrowings.  However, there may be a delay between the sale of our shares and our purchase of real estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could yield lower returns than our targeted investments in real estate related assets.  These lower returns may affect our ability to make distributions or the amount actually distributed.

The amount of monies to be distributed to our stockholders is determined by our board of directors and is dependent on a number of factors, including financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.  Until proceeds from our Offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets. Of the amounts distributed by us in 2007, approximately 82.5% represented a return of capital and 17.5% were distributions from the taxable earnings of real estate operations.  In fiscal year 2007, 2006 and 2005, we made cash distributions aggregating approximately $111.0 million, $60.1 million, and $22.4 million, respectively, to our stockholders.  Of these amounts, approximately $19.4 million, $13.9 million and $6.3 million, in fiscal years 2007, 2006 and 2005, respectively, was paid using cash generated from our operations.  We can give no assurance that these other sources of funds will be available in the future to fund distributions if cash generated from our operations is insufficient.

We expect that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses plus pay all or a portion of a monthly distribution.  Historically, a portion of the distributions have been paid from cash provided by operations and sources other than operating cash flow, such as offering proceeds, cash advanced to us or reimbursements of expenses or waiver of fees from our advisor and proceeds from loans, including those secured by our assets.  We can give no assurance that these sources will be available in the future to fund distributions if cash generated from our operations is insufficient.

Our notes payable increased in 2007 to approximately $3.2 billion at December 31, 2007 as compared to approximately $1.6 billion at December 31, 2006.  This increase is due to notes payable assumed in property acquisitions and borrowings under the credit facility, described below.  Each of our loans is collateralized by one or more of our properties.  At December 31, 2007, our notes payable interest rates range from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.73%.  At December 31, 2007, our notes payable have maturity dates that range from July 2009 to October 2030.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At December 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees.

Restricted cash as of December 31, 2007 and 2006 included approximately $120.7 million and $100.1 million, respectively, held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  As of December 31, 2007, we had commitments of approximately $28.7 million for future tenant improvements and lease incentives.

Credit Facility

On December 11, 2007 Behringer Harvard OP entered into a secured credit agreement providing for up to $500 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allows Behringer OP to borrow up to $300 million of revolving loans and up to $200 million in a secured term loan.  Subject to Lender approval and payments of certain activation fees to the Agent and Lenders, the amount of the revolving credit facility may be increased up to $600 million.  In addition to our use of the proceeds of the credit facility to pay approximately $340.0 million of the purchase price and closing costs of acquiring the subsidiaries of IPC, we intend to use the facility for general corporate and working capital purposes.  The Company has acted as a guarantor of the credit facility.

The credit facility matures on December 11, 2010.  The revolving credit facility may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the revolving credit facility in effect on the original maturity date. The term loans also may be extended one additional year upon payment of an extension fee in an amount equal to ten basis points on the total amount of the term loans outstanding on the original maturity date.

Loans under the credit facility will bear interest at an annual rate that is equal to either (1) the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans will initially be 0.5% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 0.5% to 0%; the applicable margin for LIBOR loans will initially be 2.0% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 2.0% to 1.5%.  Behringer OP has the right to prepay the outstanding amount of any revolving credit loans or term loans under the credit facility, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1 million.  However, prepaying the term loan prior to December 11, 2008 requires Behringer OP to pay a fee equal to fifty basis points of the amount of the term loan being prepaid.  As of December 31, 2007, there was approximately $200.0 million outstanding under the term loan and approximately $140.0 million outstanding under the revolving credit facility.  As of December 31, 2007, the interest rates for the term loan and revolving credit facility were approximately 5.99% and 7.23%, respectively.  As a result of the interest rate swap agreements, the $200.0 million of the borrowings under the term loan effectively bear interest at fixed rates.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Notes payable principal (1)	$3,198,748	$11,225	$32,713	$413,520	$596,818	$127,906	$2,016,566
Notes payable interest	1,508,474	182,943	181,874	180,466	260,071	233,551	469,569
Obligation to purchase Oxmoor land	5,696	5,696	—	—	—	—	—
Operating leases	30,602	858	858	858	858	858	26,312
Total	$4,743,520	$200,722	$215,445	$594,844	$857,747	$362,315	$2,512,447

(1) Excludes unamortized discount of approximately $0.6 million.

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

Our calculations of FFO for the years ended December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006

Net loss	$(41,631)	$(22,432)

Real estate depreciation (1)	79,684	40,305
Real estate amortization (1)	70,849	42,038
Funds from operations (FFO)	$108,902	$59,911

Weighted average shares	171,544	89,638

(1)   This represents the depreciation and amortization expense of the properties we consolidate and our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  Straight-line rental revenue, amortization of intangible lease assets and liabilities, amortization of lease incentives and bad debt expense of our investment interests are reflected in our equity in earnings of investments and are included in the amounts presented below.

•                  Straight-line rental revenue of approximately $22.5 million and $7.2 million was recognized for years ended December 31, 2007 and 2006, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net decrease to rental revenues of approximately $9.9 million and $4.9 million for the years ended December 31, 2007 and 2006, respectively;

•                  Amortization of lease incentives of approximately $1.3 million was recognized as a decrease to rental revenues for the year ended December 31, 2007.  There was no amortization of lease incentives for the year ended December 31, 2006;

•                  Bad debt expense of approximately $0.4 million and $112,000 was recognized for the years ended December 31, 2007 and 2006, respectively; and

•                  Amortization of deferred financing costs of approximately $2.7 million and $1.3 million was recognized as interest expense for the years ended December 31, 2007 and 2006, respectively.

In addition, FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Some or all of our distributions have been paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets. Given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments, minority interest, income taxes and the gains on sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2007, 2006 and 2005 are presented below (in thousands):

		2007	2006	2005
Rental revenue		$314,221	$161,306	$31,057

Operating expenses:
	Property operating expenses	74,976	35,694	6,463
	Real estate taxes	42,980	21,999	3,838
	Property management fees	9,233	4,947	1,502
Total operating expenses		127,189	62,640	11,803

Net operating income		$187,032	$98,666	$19,254

Reconciliation to Net loss
Net operating income		$187,032	$98,666	$19,254

Less:	Depreciation and amortization	(141,462)	(73,275)	(15,033)
	General and administrative expense	(2,969)	(1,614)	(1,254)
	Interest expense and rate lock extension recoveries	(100,729)	(50,877)	(12,612)
	Asset management fees	(13,617)	(5,099)	(1,857)
	Minority interest	(16)	—	—
	Provision for income taxes	(571)	—	—
Add:	Interest income	25,540	4,963	2,665
	Gain on sale of assets	44	—	—
	Equity in earnings of investments	5,117	4,804	3,115

Net loss		$(41,631)	$(22,432)	$(5,722)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  The objective of FAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141(R).  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.

Of our approximately $3.2 billion in notes payable at December 31, 2007, approximately $143.0 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $1.4 million.

As of December 31, 2007, we had $340.0 million of notes payable outstanding under our credit facility, which is a variable rate credit facility.  However, as a result of the interest rate swap agreements; $200.0 million of these borrowings effectively bear interest at fixed rates.

A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $5.5 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $5.4 million.

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

Item 9.                                                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                    None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Acts Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer evaluated as of December 31, 2007, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2007, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Exclusion of IPC Portfolio and Beacon Portfolio from 2007 Internal Controls Assessment

As noted elsewhere in this Form 10-K, we acquired the Beacon Portfolio and the IPC Portfolio on November 1, 2007 and December 12, 2007, respectively.  Pursuant to guidance from the SEC, we have excluded these assets from the assessment of our internal control over financial reporting as of December 31, 2007.  As of December 31, 2007, on a stand alone basis, the Beacon Portfolio constituted approximately $958.1 million of our total assets. As of December 31, 2007, on a stand alone basis, the IPC Portfolio constituted approximately $1.6 billion of our total assets.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 19, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 19, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 19, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 19, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 19, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)           List of Documents Filed.

1.             Financial Statements

                                The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.             Financial Statement Schedules

                Report of Independent Registered Public Accounting Firm

                Schedule II Valuation and Qualifying Accounts

                Schedule III Real Estate and Accumulated Depreciation

3.             Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index following the   financial statements in response to Item 601 of Regulation S-K.

(b)           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)           Financial Statement Schedules.

All financial statement schedules, except for Schedule II and III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard REIT I, Inc.

Dated:	March 31, 2008	By:	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

March 31, 2008	/s/ Robert S. Aisner
Robert S. Aisner
President, Chief Operating Officer and Director

March 31, 2008	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 31, 2008	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2008	/s/ Charles G. Dannis
Charles G. Dannis
Director

March 31, 2008	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 31, 2008	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2007 and 2006

(in thousands, except share and per share amounts)

	2007	2006
Assets
Real estate
Land	$514,520	$269,968
Buildings, net	3,359,152	1,637,738
Real estate under development	7,038	—
Total real estate	3,880,710	1,907,706

Cash and cash equivalents	94,947	124,948
Restricted cash	229,803	103,343
Accounts receivable, net	48,030	21,205
Receivables from related parties	1,023	71
Prepaid expenses and other assets	10,244	4,139
Goodwill	19,922	—
Investments in unconsolidated entities	203,212	145,621
Deferred financing fees, net	42,668	17,912
Notes receivable	13,854	3,013
Lease intangibles, net	627,714	367,014
Total assets	$5,172,127	$2,694,972

Liabilities and stockholders’ equity

Liabilities
Notes payable	$3,198,143	$1,609,702
Accounts payable	7,889	2,390
Payables to related parties	8,190	2,080
Acquired below-market leases, net	175,589	98,812
Distributions payable	10,951	7,096
Accrued liabilities	126,789	53,683
Convertible debentures	91,180	—
Subscriptions for common stock	2,984	3,216
Deferred tax liabilities	3,869	—
Other liabilities	22,897	479
Total liabilities	3,648,481	1,777,458

Commitments and contingencies

Minority interest	18,049	3,072

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 205,562,785 and 121,884,470 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	21	12
Additional paid-in capital	1,834,477	1,085,806
Cumulative distributions and net loss	(327,527)	(171,376)
Accumulated other comprehensive loss	(1,374)	—
Total stockholders’ equity	1,505,597	914,442
Total liabilities and stockholders’ equity	$5,172,127	$2,694,972

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2007, 2006 and 2005

(in thousands except share and per share amounts)

	2007	2006	2005

Rental revenue	$314,221	$161,306	$31,057

Expenses
Property operating expenses	74,976	35,694	6,463
Interest expense	100,729	50,877	13,137
Rate lock extension recoveries	—	—	(525)
Real estate taxes	42,980	21,999	3,838
Property management fees	9,233	4,947	1,502
Asset management fees	13,617	5,099	1,857
General and administrative	2,969	1,614	1,254
Depreciation and amortization	141,462	73,275	15,033
Total expenses	385,966	193,505	42,559

Interest income	25,540	4,963	2,665
Gain on sale of assets	44	—	—
Net loss before income taxes, minority interest, and equity in earnings of investments	(46,161)	(27,236)	(8,837)

Provision for income taxes	(571)	—	—
Minority interest	(16)
Equity in earnings of investments	5,117	4,804	3,115
Net loss	$(41,631)	$(22,432)	$(5,722)

Basic and diluted weighted average shares outstanding	171,544,399	89,637,553	38,220,101

Basic and diluted loss per share	$(0.24)	$(0.25)	$(0.15)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Years ended December 31, 2007, 2006 and 2005

(in thousands)

						Cumulative	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other	Total
	Number	Par	Number	Par	Paid-in	and	Comprehensive	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Loss	Equity
Balance at January 1, 2005	—	$—	13,109	$1	$115,626	$(5,706)	$—	$109,921

Issuance of common stock, net	—	—	48,231	4	429,054	—	—	429,058
Redemption of common stock	—	—	(150)	—	(1,370)	—	—	(1,370)
Stock dividend-10%	—	—	5,521	1	49,136	(49,137)	—	—
Distributions declared on common stock	—	—	—	—	—	(25,466)	—	(25,466)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,152	1	11,006	—	—	11,007
Net loss						(5,722)	—	(5,722)
Balance at December 31, 2005	—	—	67,863	7	603,452	(86,031)	—	517,428

Issuance of common stock, net	—	—	51,569	5	458,288	—	—	458,293
Redemption of common stock	—	—	(680)	—	(5,913)	—	—	(5,913)
Issuance of convertible stock, net	1	—	—	—	1	—	—	1
Distributions declared on common stock	—	—	—	—	—	(62,913)	—	(62,913)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	3,132	—	29,978	—	—	29,978
Net loss						(22,432)	—	(22,432)
Balance at December 31, 2006	1	—	121,884	12	1,085,806	(171,376)	—	914,442

Comprehensive loss:
Net loss						(41,631)	—	(41,631)
Unrealized loss on interest rate swap						—	(1,374)	(1,374)
Total comprehensive loss	—	—	—	—	—	(41,631)	(1,374)	(43,005)

Issuance of common stock, net	—	—	80,029	9	712,756	—	—	712,765
Redemption of common stock	—	—	(2,291)	—	(19,984)	—	—	(19,984)
Distributions declared on common stock	—	—	—	—	—	(114,520)	—	(114,520)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	5,941	—	55,899	—	—	55,899

Balance at December 31, 2007	1	$—	205,563	$21	$1,834,477	$(327,527)	$(1,374)	$1,505,597

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities
Net loss	$(41,631)	$(22,432)	$(5,722)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Minority interest	16	—	—
Gain on sale of assets	(44)	—	—
Depreciation and amortization	134,602	69,470	15,450
Interest income capitalized to notes receivable	(530)	—	—
Equity in earnings of investments	(5,117)	(4,804)	(3,115)
Distributions from investments	5,117	4,804	3,115
Change in accounts receivable	(18,193)	(16,914)	(3,491)
Change in prepaid expenses and other assets	2,134	5,373	449
Change in lease intangibles	(13,986)	(2,838)	(459)
Change in accounts payable	2,502	1,282	15
Change in accrued liabilities	(1,981)	14,395	2,598
Change in payables to related parties	905	842	200
Cash provided by operating activities	63,794	49,178	9,040

Cash flows from investing activities
Purchases of tenant-in-common interests	(4,430)	(19,565)	(14,958)
Return of investments in tenant-in-common interests	5,812	6,226	7,256
Purchases of real estate	(895,701)	(1,480,037)	(564,025)
Escrow deposits and pre-acquisition costs on real estate to be acquired	(922)	2,890	4,879
Capital expenditures for real estate	(24,471)	(8,059)	(380)
Notes receivable advances	(36,000)	(3,013)	—
Proceeds from notes receivable	36,533	—	—
Receivable from related parties	(500)	—	—
Change in restricted cash	(126,693)	(76,217)	(21,409)
Cash used in investing activities	(1,046,372)	(1,577,775)	(588,637)

Cash flows from financing activities
Financing costs	(27,420)	(14,594)	(3,533)
Proceeds from notes payable	340,000	1,112,449	271,734
Payments on notes payable	(2,102)	(701)	(533)
Payments on capital lease obligations	(24)	—	—
Loan deposits on real estate to be acquired	—	2,576	(2,356)
Issuance of common and convertible stock	799,125	514,004	481,621
Redemptions of common stock	(19,984)	(3,648)	(1,370)
Offering costs	(86,208)	(55,518)	(52,563)
Distributions	(55,293)	(30,313)	(11,346)
Conversion of debentures	(270)	—	—
Change in subscriptions for common stock	(232)	2,162	(1,892)
Change in subscription cash received	232	(2,162)	1,892
Change in payables to related parties	4,753	548	618
Cash provided by financing activities	952,577	1,524,803	682,272

Net change in cash and cash equivalents	(30,001)	(3,794)	102,675
Cash and cash equivalents at beginning of year	124,948	128,742	26,067
Cash and cash equivalents at end of year	$94,947	$124,948	$128,742

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

1.             Business

Organization

Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations, personalized amenities, high quality construction and highly creditworthy commercial tenants.

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

On February 11, 2005, we commenced a second public offering (the “Second Offering”) of up to 80,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  The Second Offering also covered the registration of up to 16,000,000 shares offered pursuant to our DRIP.  We subsequently converted the Second Offering to a Registration Statement on Form S-11 and reallocated the shares of common stock in the Second Offering to offer 90,000,000 shares of common stock at a price of $10.00 per share and up to 5,473,684 shares pursuant to our DRIP.  In addition, we increased the aggregate amount of the Second Offering by 2,945,017 shares in a related registration statement on Form S-11.  We terminated the Second Offering on October 20, 2006 in all jurisdictions except the Commonwealth of Pennsylvania, and we terminated the Second Offering in the Commonwealth of Pennsylvania on February 9, 2007.

On October 20, 2006, we commenced a third public offering (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  The Current Offering will terminate on or before October 6, 2008 unless earlier terminated, fully subscribed or extended.

As of December 31, 2007, we had 205,562,785 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and including the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of December 31, 2007, we had no shares of preferred stock issued and outstanding, options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13 and warrants to purchase 750,937 shares of common stock from the Initial Offering issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend if issued prior to September 30, 2005.  At December 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.

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

Our common stock is not currently listed on a national exchange.  However, management anticipates by 2017 either listing the common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing (or liquidating) prior to 2013.  In the event we do not obtain listing prior to 2017, our charter requires us to begin selling our properties and liquidating our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the acquired assets and liabilities is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of buildings are depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined term lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives for acquired lease intangibles range from 7 months to 11.0 years.   Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease
Year Ending	Intangibles
2008	$104,081
2009	79,275
2010	70,474
2011	52,578
2012	42,180

As of December 31, 2007 and 2006, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
2007	Improvements	Intangibles	Leases
Cost	$3,475,898	$727,872	$(198,516)
Less: depreciation and amortization	(116,746)	(100,158)	22,927
Net	$3,359,152	$627,714	$(175,589)

			Acquired
	Buildings and	Lease	Below-Market
2006	Improvements	Intangibles	Leases
Cost	$1,680,077	$413,594	$(107,840)
Less: depreciation and amortization	(42,339)	(46,580)	9,028
Net	$1,637,738	$367,014	$(98,812)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, shares of stock are issued, and we receive the subscription proceeds.  Restricted cash as of December 31, 2007 and 2006 also included approximately $120.7 million and $100.1 million, respectively, held in restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  Restricted cash of December 31, 2007 also included approximately $91.2 million held by a trustee that will be used for the purpose of paying interest and principal amounts due on the convertible debentures. We had no restricted cash held for convertible debentures at December 31, 2006.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our consolidated real estate properties.  Our allowance for doubtful accounts was approximately $0.5 million and $96,000 as of December 31, 2007 and 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, rate lock loan deposits for future borrowings to make future acquisitions, escrow deposits for the purchase of properties that we have contracted to acquire, as well as prepaid insurance and real estate taxes of  properties we consolidate.

Goodwill

Goodwill consists of goodwill created in association with our purchase of all of the outstanding shares of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in various office buildings located in Colorado, Minnesota, Missouri, Texas and the District of Columbia and our non-controlling 60% interest in the Wanamaker Building, located in Pennsylvania.  Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by
EITF 04-5.

We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-5.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions and reduced when distributions are received.  We use the equity method of accounting because the shared decision-making involved in these investments creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.  Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.

Impairment of Long-Lived Assets

For our consolidated properties, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in a limited partnership, joint venture, TIC interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the years ended December 31, 2007, 2006 or 2005.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $4.2 million and $1.8 million as of December 31, 2007 and 2006, respectively.

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at a rate of LIBOR plus 750 basis points.  The loan has a maturity date of December 31, 2008, with one additional one-year extension remaining.  Monthly payments of interest only are required with principal due at maturity.  As of December 31, 2007, the loan was earning interest at 12.53%.

Notes receivable includes an approximately $3.0 million mortgage loan we made related to raw land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the raw land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on the anniversary date of the note.  We purchased the developed portion of the Terrace, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Convertible Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for convertible debentures that had not been converted as of the date of the acquisition.  We also received an equal amount of restricted cash which is held by a trustee in the form of cash and short-term U.S. treasury bills.  The restricted cash will be used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any future conversions as required by the original indenture agreements.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of     December 31, 2007 and 2006, the balance of our asset retirement obligation is approximately $12.6 million and $0.5 million, respectively, and is included in other liabilities.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2007, 2006 and 2005 was approximately $22.3 million, $6.8 million and $1.2 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We acquired the subsidiaries of IPC on December 12, 2007 and intend to make an election for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ending December 31, 2008.   We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-Corporation, and for the year ended December 31, 2007, IPC (US), Inc. will be treated as a taxable REIT subsidiary of the company for federal income tax purposes.  We believe we can recover the cost of our investment in the subsidiaries of IPC without ultimately incurring a tax liability attributable to any underlying difference between the tax basis of the acquired assets and the financial reporting basis as a result of applying fair value in purchase accounting.  Accordingly, we have not recorded an income tax provision, or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC.

On December 31, 2001, the IRS released revised temporary and proposed regulations concerning the treatment of net built-in gain of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gain and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to the maximum corporate-level tax rate on these built-in gains if recognized from the sale of the acquired assets within ten years of the transaction.  We have determined that the regulations are applicable to the assets held by IPC (US), Inc. and subsidiaries and have elected to be subject to the rules of Section 1374 of the Code for any built-in gain recognized within ten years of the acquisition of IPC (US), Inc. and subsidiaries. However, we do not intend to dispose of any of the assets subject to this built-in gain in a manner that would trigger the tax liability.

Post acquisition net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of December 31, 2007, IPC (US), Inc. and subsidiaries had approximately $52 million of federal and state NOL carryovers, and the deferred tax assets associated with the NOL carryovers is approximately $21 million at December 31, 2007.  Based on our expectation to elect REIT status for IPC (US) Inc. in 2008 and not to recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $21 million, as we do not expect to realize the acquired NOL carryover deferred tax asset.  The NOL carry-forwards will begin to expire in 2023. In addition, at December 31, 2007, we have deferred tax liabilities of approximately $3.9 million related to various state taxing jurisdictions.

We have reviewed our tax positions under FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions related to our status as a REIT will be sustained in any tax examinations. In addition, we believe that it is more likely than not that our tax positions related to the taxable REIT subsidiaries will be sustained in any tax examination.

On May 18, 2006, the State of Texas enacted a new law which replaced the then-current state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as REITs.  For the year ended December 31, 2007, we recognized a current and deferred provision of approximately $0.6 million related to the Texas margin tax.  Also, a current tax obligation of approximately $0.5 million has been recorded at December 31, 2007 in association with this tax.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the year ended December 31, 2007, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At December 31, 2007, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Minority Interest

We hold a direct or indirect majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to minority interest holders based on their weighted average percentage ownership during the year.

Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At December 31, 2007 and 2006, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2007, we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13 and warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering at $10.91 per share which were issued for the benefit of participating individual broker-dealers, each adjusted for the 10% stock dividend issued October 1, 2005 if issued prior to September 30, 2005.  At December 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  These options, warrants and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  Our chief operating decision maker evaluates operating performance on an individual property level and views all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

3.             New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141(R).  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

4.             Acquisitions

Real Estate Asset Acquisitions

The following table provides a summary of the real estate assets we acquired during the fiscal year ended December 31, 2007:

			Approximate Rentable		Approximate Purchase Price
		Date	Square Footage	Encumbrances	(including closing costs)
Property Name	Location	acquired	(unaudited)	(in millions)	(in millions)

Centreport Office Center	Ft. Worth, TX	06/14/07	133,000	$—	$18.9
200 South Wacker	Chicago, IL	11/01/07	755,000	95.5	160.1
One Financial Place	Chicago, IL	11/01/07	1,036,000	188.6	325.0
10 & 120 South Riverside	Chicago, IL	11/01/07	1,411,000	225.0	371.4
111 Woodcrest	Cherry Hill, NJ	11/20/07	53,000	—	6.7
			3,388,000	$509.1	$882.1

Business Combination

On December 12, 2007, we completed the purchase of the subsidiaries of IPC, which includes a portfolio of interests in 34 office properties, comprising a total of approximately 9.6 million square feet of rentable space.  The acquisition diversifies our portfolio from a geographic prospective.  The total purchase price of this acquisition was approximately $1.4 billion.  The acquisition was funded with approximately $363.8 million of cash, approximately $739.8 million of assumed debt and borrowings of approximately $340.0 million under a secured credit facility.

The acquired intangible assets and liabilities are amortized over the terms of the acquired leases or remaining lives of the assumed mortgages.  The estimated weighted average remaining terms of the acquired leases is approximately 5.8 years and the estimated weighted average remaining lives of the assumed loans is approximately 7.1 years.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

The following summary provides the initial allocation of assets and liabilities of the subsidiaries of IPC as of the date of acquisition (in thousands).

Allocation
Land	$168,860
Buildings	1,026,395
Lease intangibles	186,487
Cash	14,706
Restricted cash	127,770
Other assets	26,162
Goodwill	19,922
Notes receivable	10,844
Investment in unconsolidated entities	54,081
Liabilities assumed	(916,076)
Minority interest	(15,324)
Net assets acquired	$703,827

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following is a summary of the properties of the IPC subsidiaries we acquired:

			Approximate Rentable
		Percentage	Square Footage
Property Name	Location	ownership	(unaudited)

Wanamaker Building	Philadelphia, PA	60%	1,390,000
1650 Arch Street	Philadelphia, PA	90%	553,000
United Plaza	Philadelphia, PA	100%	617,000
11 Stanwix Street	Pittsburg, PA	100%	428,000
One Oxmoor Place	Louisville, KY	100%	135,000
Hurstbourne Place	Louisville, KY	100%	235,000
Hurstbourne Park	Louisville, KY	100%	104,000
Hurstbourne Plaza	Louisville, KY	100%	94,000
Forum Office Park	Louisville, KY	100%	328,000
Lakeview	Louisville, KY	100%	76,000
Steeplechase Place	Louisville, KY	100%	77,000
Huntington	Louisville, KY	100%	62,000
Executive Park	Louisville, KY	100%	109,000
Energy Centre	New Orleans, LA	88%	757,000
Bank of America Plaza-NV	Las Vegas, NV	100%	256,000
KeyBank Center	Cleveland, OH	100%	478,000
Edgewater Plaza	Staten Island, NY	100%	252,000
Tice Building	Woodcliff Lake, NJ	100%	120,000
222 Bloomingdale Road	White Plains, NY	100%	140,000
Fifth Third Center - Columbus	Columbus, OH	100%	331,000
City Center	St. Petersburg, FL	100%	242,000
Eisenhower Blvd	Tampa, FL	100%	130,000
Royal Carribean Center	Miramar, FL	86%	129,000
DeVry Institute	Miramar, FL	86%	94,000
Crescent Center	Memphis, TN	100%	336,000
Metro Center	Nashville, TN	100%	361,000
Loop Central	Houston, TX	100%	575,000
Epic Center	Wichita, KS	100%	289,000
One Brittany Place	Wichita, KS	100%	58,000
Two Brittany Place	Wichita, KS	100%	58,000
City Hall Place	Manchester, NH	100%	210,000
801 Thompson	Rockville, MD	100%	51,000
One & Two Chestnut Place	Worchester, MA	100%	218,000
500 East Pratt	Baltimore, MD	100%	280,000
			9,573,000

Our Consolidated Statements of Operations include the operations of the subsidiaries of IPC for the period from December 12, 2007 (the date of acquisition) through December 31, 2007. The following summary presents the results of operations (in thousands) for the years ended December 31, 2007 and 2006, on an unaudited pro forma basis, as if the transaction had occurred as of January 1 of the respective years. The proforma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

	2007	2006
Total revenue	$570,088	$550,483
Total expenses	(732,012)	(714,082)
Interest income	25,540	4,963
Gain on sale of assets	44	66,514
Benefit/(provision) for Income taxes	686	(4,166)
Minority interest	(2,851)	(4,399)
Equity in earnings (losses) of investments	(1,139)	11,130
Net loss	$(139,644)	$(89,557)

Basic and diluted weighted average shares outstanding	171,544	147,549

Basic and diluted loss per share	$(0.81)	$(0.61)

5.             Investments in Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities as of December 31, 2007 and 2006 (in thousands):

	2007	2006	2007	2006
	ownership	ownership	Carrying Value	Carrying Value
Property Name	Interest	Interest	of Investment	of Investment
Minnesota Center	93.07%	93.07%	$41,144	$42,405
Enclave on the Lake	36.31%	36.31%	8,598	9,196
St. Louis Place	35.71%	35.71%	10,613	10,984
Colorado Building	95.20%	81.49%	43,763	37,831
Travis Tower	60.43%	60.43%	31,295	32,510
Alamo Plaza	33.93%	30.58%	13,527	12,695
Wanamaker Building	60.00%	—	54,272	—
Total			$203,212	$145,621

Our investments in unconsolidated entities as of December 31, 2007 and 2006 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (in thousands):

	2007	2006
Land	$79,423	$33,380
Buildings, net	259,382	166,589
Lease intangibles, net	52,039	27,498
Cash and cash equivalents	12,650	3,783
Restricted cash	18,850	15,286
Accounts receivable and other assets	7,621	3,825
Total assets	$429,965	$250,361

Notes payable (1)	$81,772	$—
Acquired below market lease intangibles, net	13,854	2,983
Other liabilities	12,264	5,668
Total liabilities	107,890	8,651

Equity	322,075	241,710
Total liabilities and equity	$429,965	$250,361

(1)

This amount represents the notes payable for the Wanamaker Building only. Each of the TIC investors, including us, is a borrower under the TIC notes payable. Our portion of the TIC notes payable was approximately $99.4 million and approximately $95.4 million at December 31, 2007 and 2006, respectively and is reflected in the consolidated notes payable on our balance sheet.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

In 2007, we recorded approximately $5.1 million of equity in earnings and approximately $10.9 million of distributions from our investments in unconsolidated entities. During 2007, we increased our TIC interest in two of our TIC properties and we acquired a 60% non-controlling interest in the Wanamaker Building, as part of our acquisition of the subsidiaries of IPC in December 2007. During 2006, we increased our ownership in two of our TIC properties and we acquired all of the remaining TIC interests in the Pratt Building, and since December 31, 2006, the Pratt Building was our wholly-owned consolidated property. Our equity in earnings from these investments is our proportionate share of the combined earnings of our unconsolidated properties for the years ended December 31, 2007, 2006 and 2005 as follows (in thousands):

	2007	2006	2005
Revenue	$41,223	$46,941	$42,584

Operating expenses:
Operating expenses	11,512	13,227	11,867
Property taxes	5,493	5,870	5,249
Total operating expenses	17,005	19,097	17,116

Operating income	24,218	27,844	25,468

Non-operating (income) expenses:
Depreciation and amortization	14,986	18,486	18,823
(Interest income)/interest expense and bank fees, net	373	(368)	(156)
Total non-operating expenses	15,359	18,118	18,667

Net income	$8,859	$9,726	$6,801
Company’s share of net income	$5,117	$4,804	$3,115
Company’s share of total distributions	$10,929	$11,030	$10,371

6.             Minority Interest

As part of our acquisition of the subsidiaries of IPC, we acquired majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts. Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships. Income and losses are allocated to minority interest holders based on their weighted average percentage ownership during the year.

Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit. At December 31, 2007 and 2006, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005. These units of limited partnership interest are convertible into an equal number of shares of our common stock.

The following table is a summary of our minority interest investments (in thousands):

	Year ended December 31,
	2007	2006
Non-controlling interests	$15,267	$—
Limited partnership units	2,782	3,072
	$18,049	$3,072

7.             Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas and the development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas. For the year ended December 31, 2007, we capitalized a total of approximately $7.0 million in costs associated with real estate under development, including approximately $0.3 million in interest for real estate under development.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

8.             Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2007, for properties we consolidate are as follows (in thousands):

2008	$384,525
2009	352,985
2010	319,635
2011	266,765
2012	225,559
Thereafter	947,634
Total	$2,497,103

9.         Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In December 2007, we entered into two interest rate swap agreements associated with our credit facility. For the year ended December 31, 2007, we recognized a comprehensive loss of approximately $1.4 million to adjust the carrying amount of these interest rate swaps to fair value at December 31, 2007.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  During 2007, the swap agreement reduced interest expense by approximately $0.1 million. The following table summarizes the notional value and fair value of our derivative financial instrument as of December 31, 2007. The notional value provides an indication of the extent of our involvement in this instrument at December 31, 2007, but does not represent exposure to credit, interest rate, or market risks (in thousands).

Hedge Type	Notional Value	Interest Swap Pay Rate	Interest Swap Receive Rate	Maturity	Fair Value
Interest rate swap - cash flow	$100,000	3.9925%	30-day LIBOR	December 13, 2010	$(614)
Interest rate swap - cash flow	$100,000	3.9925%	30-day LIBOR	December 13, 2010	$(614)

Over time the unrealized loss held in accumulated other comprehensive income related to certain cash flow hedges will be reclassified to earnings, of which approximately $26,000 is expected to be reclassified in 2008. No amounts were reclassified to earnings for the year ended December 31, 2007. This reclassification will correlate with the recognition of the hedged interest payment in earnings. There was no hedge ineffectiveness during the year ended December 31, 2007.

10.          Notes Payable

Our notes payable has increased to approximately $3.2 billion at December 31, 2007 from approximately $1.6 billion at December 31, 2006 as a result of borrowings and assumptions of debt related to our property acquisitions, as well as the credit facility we entered into in December 2007. Each of our mortgage loans is collateralized by one or more of our properties. At December 31, 2007, our notes payable interest rates range from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.73%. Of our approximately $3.2 billion in notes payable at December 31, 2007, approximately $143.0 million represented debt subject to variable interest rates. At December 31, 2007, our notes payable have maturity dates that range from July 2009 to October 2030. Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. At December 31, 2007 and 2006, we were in compliance with each of the debt covenants under our loan agreements. As of February 1, 2008 we were in default on an approximately $28.5 million loan agreement related to failure to make certain escrow payments on a loan assumed as part of our acquisition of the subsidiaries of IPC. On March 19, 2008, in connection with a planned transfer of the associated asset, we entered into an amendment to the loan agreement under which the lender has agreed not to accelerate the loan.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following table summarizes our notes payable as of December 31, 2007 (in thousands):

Principal payments due in:
2008	$11,225
2009	32,713
2010	413,520
2011	596,818
2012	127,906
Thereafter	2,016,566
unamortized discount	(605)
Total	$3,198,143

11.          Convertible Debentures

As of December 31, 2007, we had a liability for convertible debentures of approximately $91.2 million. The balance reflects the liability assumed in the acquistion of the subsidiaries of IPC for the convertible debentures that had not been converted prior to the acquisition. We have restricted cash on our balance sheet that is held by a trustee in the form of cash and short-term U.S. treasury bills that will be used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any future conversions as required by the original indenture agreements. The convertible debentures are convertible at the option of the holder at a conversion price of $9.75 per unit.

12.          Stockholders’ Equity

Capitalization

As of December 31, 2007, we had 205,562,785 shares of our common stock outstanding, including the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings and shares issued on October 1, 2005 pursuant to a 10% stock dividend. On May 11, 2005, our Board of Directors declared a special 10% stock dividend for holders on record as of September 30, 2005 to be issued on October 1, 2005. The weighted average shares and earnings per share for each period presented in this report reflect the effects of the stock dividend. As of December 31, 2006, we had 121,884,470 shares of our common stock outstanding, including 22,000 shares owned by Behringer Harvard Holdings and the 10% stock divided issued in 2005. As of December 31, 2007 and 2006, we had no shares of preferred stock issued and outstanding. As of December 31, 2007, options to purchase 55,500 shares of common stock were outstanding and none had been exercised. As of December 31, 2006, options to purchase 40,500 shares of common stock were outstanding. As of December 31, 2007 and 2006, warrants to purchase 750,937 shares from the Initial Offering had been issued for the benefit of participating individual broker-dealers. In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit. As of December 31, 2007 and 2006, 432,586 units of limited partnership interests in Behringer OP had been issued, which includes the 10% stock dividend issued October 1, 2005. These limited partnership interests are convertible into an equal number of shares of our common stock. We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006. Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share. Since August 2007, the declared distributions has been equal to a daily amount of $.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.

We have a distribution reinvestment plan (“DRIP”) whereby stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. In both 2007 and 2006, approximately $0.3 million of distributions declared in connection with our limited partnership units are recorded as a reduction to minority interest. Of the amounts distributed by us in 2007, approximately 82.5% represented a return of capital and 17.5% were distributions from the taxable earnings of real estate operations. The following are the distributions declared during the years ended December 31, 2007 and 2006 (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

	Total	Cash	DRIP
2007
4th Quarter	$31,982	$15,259	$16,723
3rd Quarter	31,122	15,123	15,999
2nd Quarter	28,788	14,305	14,483
1st Quarter	22,918	11,607	11,311
Total	$114,810	$56,294	$58,516

2006
4th Quarter	$19,726	$9,989	$9,737
3rd Quarter	16,690	8,409	8,281
2nd Quarter	14,339	7,143	7,196
1st Quarter	12,461	6,201	6,260
Total	$63,216	$31,742	$31,474

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year. The purchase price for the redeemed shares is set forth in the prospectus for our Current Offering of common stock as supplemented from time to time. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year. We redeemed approximately 2.3 million shares for approximately $20.0 million in the year ended December 31, 2007; we redeemed approximately 680,000 shares for approximately $5.9 million in the year ended December 31, 2006; and we redeemed approximately 150,000 shares for approximately $1.4 million in the year ended December 31, 2005.

13.          Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and employees, directors and consultants of our affiliates. The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan. As of December 31, 2007, we had options to purchase 55,500 shares of common stock outstanding at a weighted average exercise price of $9.13. These options vest over one year from the date granted and have a maximum term of ten years. All of these options were anti-dilutive for the years ended December 31, 2007, 2006 and 2005.

14.          Related Party Transactions

Our advisor and certain of its affiliates received fees and compensation in connection with our Offerings, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Offerings and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers. In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP. In connection with the Initial Offering and the Second Offering, up to 2.5% and 2.0%, respectively, of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee was paid on purchases made pursuant to our DRIP. In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties. In the year ended

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

December 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $54.8 million and approximately $20.0 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the year ended December 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $34.8 million and approximately $10.9 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  Reimbursement of offering expenses incurred in connection with the Initial Offering and Second Offering were made at the rate of 2.5% and 2% of gross offering proceeds, respectively; except that no offering expenses were reimbursed with respect to purchases made pursuant to our DRIP.  Approximately $12.0 million and $9.5 million of offering expenses were reimbursable by us and were recorded as a reduction of additional paid-in capital for the years ended December 31, 2007 and 2006, respectively.  Behringer Advisors or its affiliates determines the amount of offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

In connection with the Initial Offering and for acquisitions made prior to February 11, 2005, Behringer Advisors or its affiliates also received acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the purchase or making of a mortgage loan.  In connection with the Second Offering and Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquire or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors received approximately $67.5 million and $46.6 million in acquisition and advisory fees and expenses for the investments we acquired for the years ended December 31, 2007 and 2006, respectively.  We capitalize these fees as part of our real estate, goodwill or investments in unconsolidated entities.

We have paid and expect to pay in the future HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $8.5 million, $4.3 million and $1.5 million in the years ended December 31, 2007, 2006, and 2005 respectively, for the services provided by HPT Management in connection with our real estate and TIC investments.

In connection with the Initial Offering, we paid Behringer Advisors an annual asset management fee of 0.5% of aggregate asset value for periods prior to March 2005.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  In connection with the Second Offering and the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  In the year ended December 31, 2007 we incurred and expensed approximately $13.6 million of asset management fees.  In the year ended December 31, 2006, we incurred and expensed approximately $5.1 million of asset management fees.  Asset management fees of approximately $1.0 million and $2.7 million were waived for the years ended December 31, 2007 and 2006, respectively.  In the year ended December 31, 2005 we incurred and expensed approximately $1.9 million of asset management fees.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount available under any debt made available to us.  We incurred approximately $17.8 million and $11.1 million of such debt financing fees for the years ended December 31, 2007 and 2006, respectively.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2007, we had a payable to related parties of approximately $8.2 million.  This balance consists primarily of offering costs payable to Behringer Advisors and management fees payable to HPT Management.  At December 31, 2007, we had a receivable from related parties of approximately $1.0 million.  This balance consists primarily of reimbursements due from HPT Management.  At December 31, 2006, we had a payable to related parties of approximately $2.1 million.  This balance consisted primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.

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

15.          Commitments and Contingencies

As of December 31, 2007, we had commitments of approximately $28.7 million for future tenant improvements and lease incentives.

We have a land purchase agreement for our One Oxmoor Place property located in Louisville, Kentucky under which we pay annual rental payments of approximately $0.3 million.  We are committed to purchase the land for approximately $5.4 million on or before December 31, 2008.   This liability is included in our other liabilities at December 31, 2007.

16.          Fair Value Disclosure of Financial Instruments

We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2007 and 2006, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling approximately $3.2 billion as of December 31, 2007 have a fair value of approximately $3.1 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could obtain.  The notes payable totaling approximately $1.6 billion as of December 31, 2006 had a fair value approximately an equal amount based upon interest rates for notes with similar terms and remaining maturities that management believes could have been obtained as of that date.

The fair value estimate presented herein is based on information available to our management as of December 31, 2007 and 2006. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Interest paid, net of amounts capitalized	$94,158	$44,163	$11,998

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$3,742	$3,075	$700

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$56,283	$29,786	$11,007
Stock dividend	—	—	49,487
Limited partnership units issued in purchase of real estate	—	—	3,500
Mortgage notes assumed in property acquisitions and business combinations	1,251,086	144,400	—

18.          Stock Dividend

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

19.          Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands except per share data):

2007 Quarters ended	March 31	June 30	September 30	December 31

Rental revenue	$73,467	$68,811	$70,748	$101,195
Net loss	(10,657)	(9,231)	(6,133)	(15,610)
Weighted average shares outstanding	132,000	164,112	188,347	200,778
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.03)	$(0.08)

2006 Quarters ended	March 31	June 30	September 30	December 31

Rental revenue	$22,560	$31,892	$47,856	$58,998
Net loss	(585)	(3,039)	(8,375)	(10,433)
Weighted average shares outstanding	71,707	81,585	93,959	110,818
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.09)	$(0.09)

20.          Subsequent Events

On January 15, 2008, we acquired a three-story office building containing approximately 143,000 (unaudited) rentable square feet located on approximately nine acres (unaudited) of land in Houston, Texas (“Westway One”).  The purchase price of Westway One of approximately $34.8 million was paid entirely from cash on hand.

On February 15, 2008, we sold 9100 Mineral Circle (Cyprus Building) located in Englewood, Colorado for a contract purchase price of approximately $27 million.

*****

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and for each of the three years in the period  ended December 31, 2007, and have issued our report thereon dated March 31, 2008; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  The financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2008

Valuation and Qualifying Accounts

Schedule II

December 31, 2007

( in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2007	$96	$351	$93	$—	$540
Year ended December 31, 2006	42	103	—	49	96
Year ended December 31, 2005	1	45	—	4	42

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2007

(in thousands)

							Gross amount
				Initial cost		Adjustments	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Building	to basis	close of period (2)	depreciation	construction	acquired
9100 Mineral Circle (Cyprus Building)	Englewood, CO	—		$2,056	$15,500	$2,883	$20,439	$1,866	1988	12/16/04
Ashford Perimter	Atlanta, GA	35,005		8,555	31,662	3,484	43,701	4,397	1982	01/06/05
2383 Utah	El Segundo, CA	20,000		13,727	9,990	81	23,798	1,072	1968	04/21/05
Lawson Commons	St. Paul, MN	58,300		2,021	75,881	175	78,077	7,611	1999	06/10/05
Downtown Plaza	Long Beach, CA	12,650		4,127	11,874	473	16,474	1,278	1982	06/14/05
Gateway 12	Diamond Bar, CA	70,750	(3)	1,600	6,319	10	7,929	611	1999	07/20/05
Gateway 22	Diamond Bar, CA	—		3,862	7,691	47	11,600	746	1999	07/20/05
Gateway 23	Diamond Bar, CA	—		5,295	10,864	23	16,182	1,053	1999	07/20/05
Southwest Center	Tigard, OR	—		2,106	16,317	400	18,823	1,615	2001	07/20/05
17655 Waterview	Richardson, TX	—		2,932	28,876	26	31,834	2,793	1998	07/20/05
Buena Vista Plaza	Burbank, CA	22,000		3,806	28,368	50	32,224	2,745	1991	07/28/05
One Financial Plaza	Minneapolis, MN	43,000		10,689	39,482	593	50,764	3,920	1960	08/02/05
Riverview Tower	Knoxville, TN	30,250		2,740	35,181	255	38,176	3,211	1985	10/05/05
1325 G Street	Washington, D.C.	100,000		71,313	60,681	1,062	133,056	5,119	1969	11/15/05
Woodcrest Corporate Center	Cherry Hill, NJ	50,400		5,927	49,977	1,781	57,685	4,026	1960	01/11/06
Burnett Plaza	Ft Worth, TX	114,200		3,376	157,171	4,421	164,968	11,563	1983	02/10/06
AMEC Paragon I & II	Houston, TX	16,300		2,550	23,338	33	25,921	1,637	1999/2003	03/14/06
Paces West	Atlanta, GA	84,000		8,838	88,172	1,915	98,925	5,934	1987/89	04/19/06
222 South Riverside Plaza	Chicago, IL	202,000		29,787	190,111	11,297	231,195	12,466	1971	06/02/06
The Terrace Office Park	Austin, TX	131,000		17,330	124,551	672	142,553	7,585	1997-2002	06/21/06
600 & 619 Alexander Road	Princeton, NJ	16,500		3,000	16,700	711	20,411	1,027	1983/85	06/28/06
Grandview II	Birmingham, AL	17,000		1,625	19,274	188	21,087	913	1998	10/20/06
Bank of America Plaza -Charlotte	Charlotte, NC	150,000		26,656	185,215	2,398	214,269	8,715	1974	10/26/06
Three Parkway	Philadelphia, PA	67,125		7,905	69,033	2,094	79,032	3,265	1970	10/30/06
4440 El Camino Real	Los Altos, CA	27,343		4,412	30,794	29	35,235	1,438	2000	11/02/06
Fifth Third Center-Cleveland	Cleveland, OH	49,250		1,424	52,075	753	54,252	2,287	1991	11/16/06
Resurgens Plaza	Atlanta, GA	82,000		—	92,980	3,194	96,174	4,196	1988	11/30/06
5 & 15 Wayside	Burlington, MA	—		8,917	61,709	50	70,676	2,470	1999/2001	12/08/06
One & Two Eldridge Place	Houston, TX	75,000		6,605	89,506	4,942	101,053	3,674	1984/86	12/13/06
250 W. Pratt	Baltimore, MD	36,548		6,700	39,861	5,582	52,143	2,443	1986	12/04-12/06
Centreport Office Center	Ft Worth, TX	—		3,175	12,917	12	16,104	259	1999	06/14/07
200 South Wacker	Chicago, IL	95,500		7,842	141,981	294	150,117	947	1981	11/01/07
One Financial Place	Chicago, IL	188,600		23,285	265,099	209	288,593	1,767	1984	11/01/07
10 & 120 South Riverside	Chicago, IL	225,000		40,476	311,716	268	352,460	2,078	1965	11/01/07
111 Woodcrest	Cherry Hill, NJ	—		1,000	5,417	—	6,417	18	1964	11/20/07
1650 Arch Street	Philadelphia, PA	43,995		24,000	60,825	—	84,825	—	1974	12/12/07
United Plaza	Philadelphia, PA	67,280		23,736	90,001	188	113,925	—	1975	12/12/07
11 Stanwix Street	Pittsburg, PA	28,595		5,348	18,101	—	23,449	—	1970	12/12/07
One Oxmoor Place	Louisville, KY	101,165	(4)	2,851	17,614	34	20,499	—	1989	12/12/07
Hurstbourne Place	Louisville, KY	—		4,587	30,203	21	34,811	—	1982	12/12/07
Hurstbourne Park	Louisville, KY	—		2,297	12,728	5	15,030	—	1971	12/12/07
Hurstbourne Plaza	Louisville, KY	—		4,000	10,054	—	14,054	—	1971	12/12/07
Forum Office Park	Louisville, KY	—		6,811	32,548	6	39,365	—	1984	12/12/07
Lakeview	Louisville, KY	—		1,468	8,574	—	10,042	—	1989	12/12/07
Steeplechase Place	Louisville, KY	—		1,766	7,424	—	9,190	—	1989	12/12/07
Hunnington	Louisville, KY	—		978	5,507	—	6,485	—	1986	12/12/07
City Hall Plaza	Manchester, NH	—		2,516	27,509	—	30,025	—	1982	12/12/07
One & Two Chestnut Place	Worcester, MA	—		2,903	15,715	(1,149)	17,469	—	1990	12/12/07

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2007

(in thousands)

							Gross amount
				Initial cost		Adjustments	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Building	to basis	close of period (2)	depreciation	construction	acquired
Executive Park	Louisville, KY	5,721		—	6,311	11	6,322	—	1973	12/12/07
Energy Centre	New Orleans, LA	51,131		6,134	82,597	(38)	88,693	—	1984	12/12/07
Bank of America Plaza-Las Vegas	Las Vegas, NV	50,000		10,914	86,101	—	97,015	—	1975	12/12/07
KeyBank Center	Cleveland, OH	28,063		2,031	21,495	—	23,526	—	1969	12/12/07
One Edgewater Plaza	Staten Island, NY	36,102	(5)	12,789	26,292	3	39,084	—	1919	12/12/07
Tice Building	Woodcliff Lake, NJ	—		2,500	18,118	—	20,618	—	1988	12/12/07
222 Bloomingdale Road	White Plains, NY	10,472		—	13,990	—	13,990	—	1980	12/12/07
Fifth Third Center - Columbus	Columbus, OH	52,500		3,500	54,242	—	57,742	—	1928	12/12/07
City Center	St. Petersburg, FL	16,253		5,200	30,955	3	36,158	—	1984	12/12/07
5104 Eisenhower Boulevard	Tampa, FL	19,608		2,602	25,054	—	27,656	—	1998	12/12/07
Royal Caribbean Center	Miramar, FL	29,166	(6)	7,250	25,876	—	33,126	—	2001	12/12/07
DeVry University	Miramar, FL	—		5,300	15,633	—	20,933	—	2002	12/12/07
Crescent Center	Memphis, TN	43,000		6,383	59,286	213	65,882	—	1986	12/12/07
Plaza at MetroCenter	Nashville, TN	25,000		3,341	35,333	323	38,997	—	1985	12/12/07
Loop Central	Houston, TX	46,000		11,653	86,587	89	98,329	—	1980-1982	12/12/07
Epic Center	Wichita, KS	15,732	(7)	951	19,609	—	20,560	—	1987	12/12/07
One Brittany Place	Wichita, KS	—		926	3,478	—	4,404	—	1984	12/12/07
Two Brittany Place	Wichita, KS	—		926	1,666	144	2,736	—	1984	12/12/07
801 Thompson	Rockville, MD	11,016		3,200	10,578	—	13,778	—	1963	12/12/07
500 East Pratt	Baltimore, MD	58,800		—	66,390	—	66,390	—	2004	12/12/07
Totals		$2,759,320		$514,520	$3,432,677	$50,258	$3,997,455	$116,745

Each of our properties has a depreciable life of 25 years

(1)	Excludes unamortized premiums and discounts.
(2)	The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.
(3)	Gateway 12, Gateway 22, Gateway 23, Southwest Center and 17655 Waterview are each held as collateral for this note payable.
(4)

Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(5)	One Edgewater Plaza and the Tice Building are each held as collateral for this note payable.
(6)	Royal Caribbean Center and DeVry University are each held as collateral for this note payable.
(7)	Epic Center, One Brittany Place and Two Brittany Place are each held as collateral for this note payable.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Real Estate:
Balance at beginning of year	$1,950,045	$516,239	$17,556
Additions	2,047,410	1,433,806	498,683
Balance at end of the year	$3,997,455	$1,950,045	$516,239

Accumulated depreciation:
Balance at beginning of year	$42,339	$6,808	$—
Depreciation expense	74,406	35,531	6,808
Balance at end of the year	$116,745	$42,339	$6,808

****

EXHIBIT INDEX

Exhibit Number	Description

3.1	Seventh Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 26, 2007)

3.1.1	Certificate of Correction to the Seventh Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on March 17, 2008)

3.2

Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

4.1	Form of Subscription Agreement (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

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

10.5

Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan (previously filed and incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on September 3, 2002)

10.6

Form of Option Agreement under Non-Employee Director Stock Option Plan (previously filed and incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on November 1, 2002)

10.7

Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.8

Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.9	Reserved.

10.10

Form of Office Lease between Behringer Harvard TIC Management Services LP and Behringer Harvard Exchange Concepts LP regarding the Travis Tower (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005)

10.11

Form of Office Lease between Behringer Harvard TIC Management Services LP and Behringer Harvard Exchange Concepts LP regarding Alamo Plaza  (previously filed and incorporated by reference to Form 10-Q for the period ended September 30, 2005 filed on November 14, 2005)

10.12	Loan Agreement between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Paces West, LLC (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.13	Promissory Note made between Bear Stearns Commercial Mortgage, Inc. and Behringer Harvard Paces West, LLC (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.14

Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by Behringer Harvard Paces West, LLC, as borrower for the benefit of Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.15

Indemnity Agreement made by Behringer Harvard Paces West, LLC and Behringer Harvard REIT I, Inc., in favor of Bear Stearns Commercial Mortgage, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.16

Assignment of Leases and Rents by Behringer Harvard Paces West, LLC, as borrower to Mortgage Electronic Registration Systems, Inc. as nominee of Bear Stearns Commercial Mortgage, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 25, 2006)

10.17	Loan Agreement between Greenwich Capital Financial Products, Inc. and Behringer Harvard South Riverside, LLC (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.18	Promissory Note made between Greenwich Capital Financial Products, Inc. and Behringer Harvard South Riverside, LLC (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.19

Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Behringer Harvard South Riverside, LLC, as borrower in favor of Greenwich Capital Financial Products, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.20	Guaranty Agreement made by Behringer Harvard REIT I, Inc., in favor of Greenwich Capital Financial Products, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.21

Assignment of Leases and Rents by Behringer Harvard South Riverside, LLC, as borrower in favor of Greenwich Capital Financial Products, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.22

Stock Purchase and Sale Agreement between Beacon Capital Strategic Partners III, L.P. and Behringer Harvard Operating Partnership I, LP (previously filed and incorporated by reference to Form 8-K filed on June 8, 2006)

10.23

Development Option Agreement between W&G Partnership, Ltd., Desta Three Partnership, Ltd., Desta Six Partnership, Ltd. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.24

Agreement Concerning Development Rights between Behringer Harvard Operating Partnership I LP and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.25

Purchase and Sale Agreement between Desta One Partnership, LTD, Desta Two Partnership, LTD, Desta Five Partnership, LTD and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.26

Amended and Restated First Amendment to Purchase and Sale Agreement between Desta One Partnership, LTD, Desta Two Partnership, LTD, Desta Five Partnership, LTD and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.27	Loan Agreement between Lehman Brothers Bank, FSB and Behringer Harvard Terrace LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.28	Promissory Note made between Lehman Brothers Bank, FSB and Behringer Harvard Terrace LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.29

Deed of Trust and Security Assignment by Behringer Harvard Terrace LP, as borrower to Barnet B. Skelton, Jr. as trustee for the benefit of Lehman Brothers Bank, FSB (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.30	Guaranty made by Behringer Harvard REIT I, Inc., in favor of Lehman Brothers Bank, FSB (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.31	Assignment of Leases and Rents by Behringer Harvard Terrace LP, as borrower to Lehman Brothers Bank, FSB (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.32	Promissory Note made between W&G Partnership, Ltd. and Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.33

Deed of Trust by W&G Partnership, Ltd, as borrower, to Randall S. Osbourne as trustee for the benefit of Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on June 27, 2006)

10.34

Purchase and Sale Agreement between GA-Paces West, LLC and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.35

Letter Agreement, dated May 2, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.36

Letter Agreement, dated August 9, 2006, between Behringer Advisors LP and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.37

Assignment Agreement by and between BRE/TZ Acquisitions, L.L.C. and Harvard Property Trust, LLC dated September 11, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.38

Assignment of Assignment Agreement by Harvard Property Trust, LLC to Behringer Harvard Operating Partnership I LP dated September 20, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.39

Reinstatement and First Amendment to Assignment Agreement by and between BRE/TZ Acquisitions, L.L.C. and Behringer Harvard Operating Partnership I LP dated September 20, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.40

Purchase and Sale Agreement by and between BRE/TZ Acquisitions, L.L.C. and Trizec Holdings, LLC dated September 21, 2006 regarding Bank of America Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.41

Purchase and Sale Agreement between AGL Investments No. 2 Limited Partnership L.L.L.P. and Harvard Property Trust, LLC dated September 22, 2006 regarding Three Parkway (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.42

Purchase and Sale Agreement between North Atlanta Realty Acquisitions Company, Inc. and Harvard Property Trust, LLC dated September 29, 2006 regarding Resurgens Plaza (previously filed and incorporated by reference to Form S-11/A filed on October 4, 2006)

10.43	Loan Agreement between Citigroup Global Markets Realty Corp. and Behringer Harvard 101 South Tryon LP (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.44	Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard 101 South Tryon LP (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.45

Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Behringer Harvard 101 South Tryon LP, as borrower, to Donald F. Simone, Esq., as trustee, for the benefit of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.46

Assignment of Leases and Rents by Behringer Harvard 101 South Tryon LP, as borrower to Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.47

Guaranty of Recourse Obligations made by Behringer Harvard REIT I, Inc., in favor of Citigroup Global Markets Realty Corp. (previously filed and incorporated by reference to Form 8-K filed on November 1, 2006)

10.48	Loan Agreement between JP Morgan Chase Bank, N.A. and Behringer Harvard Three Parkway, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.49	Promissory Note made between JP Morgan Chase Bank, N.A. and Behringer Harvard Three Parkway, LLC (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.50

Open-End Mortgage, Assignment of Leases and Rents and Security Agreement and Fixture Filing by Behringer Harvard Three Parkway, LLC, as borrower, for the benefit of JP Morgan Chase Bank, N.A. (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.51	Assignment of Leases and Rents by Behringer Harvard Three Parkway, LLC, as borrower to JP Morgan Chase Bank, N.A. (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.52	Guaranty Agreement made by Behringer Harvard REIT I, Inc., in favor of JP Morgan Chase Bank N.A. (previously filed and incorporated by reference to Form 8-K filed on November 3, 2006)

10.53

Sale, Purchase and Escrow Agreement between North Atlanta Realty Acquisition Company, Inc. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.54	Loan Agreement between Keybank National Association and Behringer Harvard 945 East Paces Ferry Road, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.55	Promissory Note made between Keybank National Association and Behringer Harvard 945 East Paces Ferry Road, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.56

Fee and Leasehold Deed to Secure Debt and Security Agreement by Behringer Harvard 945 East Paces Ferry Road, LLC, as borrower for the benefit of Keybank National Association (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.57

Assignment of Leases and Rents by Behringer Harvard 945 East Paces Ferry Road, LLC, as borrower to Keybank National Association (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.58

Guaranty Agreement made by Behringer Harvard 945 East Paces Ferry Road, LLC and Behringer Harvard REIT I, Inc., in favor of Keybank National Association (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.59

Reinstatement of and First Amendment to Sale, Purchase and Escrow Agreement between North Atlanta Realty Acquisition Company, Inc. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.60

Reinstatement of and Second Amendment to Sale, Purchase and Escrow Agreement between North Atlanta Realty Acquisition Company, Inc. and Harvard Property Trust, LLC (previously filed and incorporated by reference to Form 8-K filed on November 30, 2006)

10.61

Purchase Agreement between TR Eldridge Place Corp. and Harvard Property Trust, LLC Loan Agreement between Wachovia Bank, National Association and Behringer Harvard Eldridge Place LP (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.62	Loan Agreement between Wachovia Bank, National Association and Behringer Harvard Eldridge Place LP (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.63	Promissory Note made between Wachovia Bank, National Association and Behringer Harvard Eldridge Place LP previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.64

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard Eldridge Place LP, as borrower to William D. Cleveland, Esq., as trustee, for the benefit of Wachovia Bank, National Association (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.65

Assignment of Leases and Rents by Behringer Harvard Eldridge Place LP, as borrower to Wachovia Bank, National Association (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.66	Guaranty Agreement made by Behringer Harvard REIT I, Inc., in favor of Wachovia Bank, National Association (previously filed and incorporated by reference to Form 8-K filed on December 19, 2006)

10.67	Form of Agreement made by Behringer Harvard REIT I, Inc. and its Directors (previously filed and incorporated by reference to Form 8-K filed on February 15, 2007)

10.68	Form of Agreement made by Behringer Harvard REIT I, Inc. and its Officers (previously filed and incorporated by reference to Form 8-K filed on February 15, 2007)

10.69

Revolving Credit, Security and Guaranty Agreement among Behringer Harvard Multifamily OP LP, as borrower, Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Holdings, LLC and Subsidiary Guarantor parties hereto from time to time, as guarantors, and Behringer Harvard Operating Partnership I LP, as lender and agent (previously filed and incorporated by reference to Exhibit 10.195 to Registrant’s Post Effective Amendment No. 5 to Form S-11 filed on April 24, 2007)

10.70

Stock Purchase and Sale Agreement between BCSP IV U.S. Investments, L.P. and Behringer Harvard Operating Partnership I, LP, dated August 15, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.71	Amendment to Stock Purchase and Sale Agreement, dated October 30, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.72	Loan Agreement between 200 South Wacker Property LLC and Lehman Brothers Bank FSB, dated January 30, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.73

Loan Agreement between 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC and Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.74

Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by One Financial Place Property LLC, as borrower in favor of Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.75	Promissory Note made between 200 South Wacker Property LLC and Lehman Brothers Bank FSB, dated January 30, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.76	Promissory Note A between 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC and Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006

10.77

Promissory Note B between 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC and Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.78

Promissory Note A between by One Financial Place Property LLC and Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.79	Promissory Note B between by One Financial Place Property LLC and Wachovia Bank, National Association, dated July 13, 2006

10.80

Guaranty of Recourse Obligations by Beacon Capital Strategic Partners IV, L.P., for the benefit of Lehman Brothers Bank FSB, dated January 30, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.81

Guaranty of Recourse Obligations by Beacon Capital Strategic Partners IV, L.P., for the benefit of Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.82

Guaranty by Beacon Capital Strategic Partners IV, L.P., for the benefit of Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.83

Reaffirmation, Consent to Transfer, Substitution of Indemnitor and Modification of Loan Documents by and among 200 South Wacker Property, LLC, Beacon Capital Strategic Partners IV, L.P., BCSP IV U.S. Investments, L.P., Behringer Harvard 200 South Wacker Drive, LLC and Behringer Harvard REIT I, Inc., and LaSalle Bank National Association as Trustee under that certain Pooling and Servicing Agreement dated as of March 13, 2006, for the Registered Holders of LB-UBS Commercial Mortgage Trust 2006-C3, Commercial Mortgage Pass-Through Certificates, Series 2006-C3, dated November 1, 2007

10.84

Consent Agreement by and between LaSalle Bank National Association, as Trustee for the Registered Holders of ML
-CFC Commercial Mortgage Trust 2006-4, Commercial Mortgage Pass-Through Certificates, Series 2006-4, 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC, dated November 1, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.85

Reaffirmation, Consent to Transfer, Substitution of Indemnitor and Modification of Loan Documents by and among One Financial Place Property, LLC, Beacon Capital Strategic Partners IV, L.P., BCSP IV U.S. Investments, L.P., Behringer Harvard One Financial Plaza Chicago, LLC and Behringer Harvard REIT I, Inc., and Wells Fargo Bank N.A. as Trustee under that certain Pooling and Servicing Agreement dated as of August 1,2006, for the Registered Holders of Wachovia Bank National Association, Wachovia Securities, Commercial Real Estate Services, dated November 1, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.86

Purchase Agreement between Behringer Harvard REIT I, Inc. and Everclear Acquisition Corporation and IPC US Real Estate Investment Trust and PRF Holdings Inc. and Barry Reichmann (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.87

Letter Agreement, dated November 8, 2007, between Behringer Advisors LLC and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.88

Credit Agreement dated as of December 11, 2007, by and among Behringer Harvard Operating Partnership I LP, as borrower, Keybank National Association, the other lenders which are parties to the agreement and other lenders that may become parties to the agreement, Keybank National Association, as agent, Keybanc Capital Markets, as Sole Book Manager, Keybank Capital Markets and Wachovia Bank National Association, as co-lead arrangers, and Aareal Bank AG and Westdeutsche Immobilienbank AG as co-documentation agents *

10.89

Termination Agreement, dated as of December 20, 2007, among Behringer Harvard Multifamily OP I LP, Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Holdings, LLC and Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on December 21, 2007)

21.1	List of Subsidiaries *

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification *

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification *

32.1	Section 1350 Certifications *

* filed herewith