Form 10-Q
period 2008-03-31
BEHRINGER HARVARD REIT I INC
filed 2008-05-15
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, Behringer Harvard REIT I, Inc. had 220,731,094 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

Item 1.                   Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Real estate
Land	$516,042	$514,520
Buildings, net	3,341,067	3,359,152
Real estate under development	8,031	7,038
Total real estate	3,865,140	3,880,710

Cash and cash equivalents	32,214	94,947
Restricted cash	254,690	229,803
Accounts receivable, net	51,806	48,030
Receivables from related parties	1,088	1,023
Prepaid expenses and other assets	19,416	10,244
Goodwill	19,785	19,922
Investments in unconsolidated entities	201,048	203,212
Deferred financing fees, net	40,407	42,668
Notes receivable	13,854	13,854
Lease intangibles, net	595,989	627,714
Total assets	$5,095,437	$5,172,127

Liabilities and stockholders’ equity

Liabilities
Notes payable	$3,119,403	$3,198,143
Accounts payable	6,119	7,889
Payables to related parties	7,892	8,190
Acquired below-market leases, net	168,470	175,589
Distributions payable	11,502	10,951
Accrued liabilities	117,839	126,789
Convertible debentures	90,149	91,180
Subscriptions for common stock	—	2,984
Deferred tax liabilities	3,743	3,869
Other liabilities	28,180	22,897
Total liabilities	3,553,297	3,648,481

Commitments and contingencies

Minority interest	17,628	18,049

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 215,965,288 and 205,562,785 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	22	21
Additional paid-in capital	1,929,217	1,834,477
Cumulative distributions and net loss	(397,068)	(327,527)
Accumulated other comprehensive loss	(7,659)	(1,374)
Total stockholders’ equity	1,524,512	1,505,597
Total liabilities and stockholders’ equity	$5,095,437	$5,172,127

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands except share and per share amounts)

(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Rental revenue	$141,688	$69,003

Expenses
Property operating expenses	39,862	15,682
Interest expense	48,560	22,586
Real estate taxes	20,244	10,242
Property management fees	4,467	2,070
Asset management fees	6,835	3,273
General and administrative	1,062	526
Depreciation and amortization	66,732	31,673
Total expenses	187,762	86,052

Interest income	2,024	3,055
Gain on sale of assets	185	—
Loss before income taxes, minority interest, and equity in earnings of investments	(43,865)	(13,994)

Provision for income taxes	(229)	—
Minority interest	286	—
Equity in earnings of investments	600	1,310
Loss from continuing operations	(43,208)	(12,684)

Discontinued operations:

Income (loss) from discontinued operations	(567)	2,027
Gain on sale of discontinued operations	7,334	—
Income from discontinued operations	6,767	2,027

Net loss	$(36,441)	$(10,657)

Basic and diluted weighted average shares outstanding	210,474,969	131,999,918

Basic and diluted net income (loss) per share:
Continuing operations	(0.20)	(0.10)
Discontinued operations	0.03	0.02
Basic and diluted loss per share	$(0.17)	$(0.08)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

(unaudited)

	Convertible Stock		Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at January 1, 2007	1	$—	121,884	$12	$1,085,806	$(171,376)	$—	$914,442

Comprehensive loss:
Net loss						(41,631)	—	(41,631)
Unrealized loss on interest rate swap						—	(1,374)	(1,374)
Total comprehensive loss	—	—	—	—	—	(41,631)	(1,374)	(43,005)

Issuance of common stock, net	—	—	80,029	9	712,756	—	—	712,765
Redemption of common stock	—	—	(2,291)	—	(19,984)	—	—	(19,984)
Distributions declared on common stock	—	—	—	—	—	(114,520)	—	(114,520)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,941	—	55,899	—	—	55,899

Balance at December 31, 2007	1	—	205,563	21	1,834,477	(327,527)	(1,374)	1,505,597

Comprehensive loss:
Net loss						(36,441)	—	(36,441)
Unrealized loss on interest rate swap						—	(6,285)	(6,285)
Total comprehensive loss	—	—	—	—	—	(36,441)	(6,285)	(42,726)

Issuance of common stock, net	—	—	9,310	1	84,188	—	—	84,189
Redemption of common stock	—	—	(708)	—	(6,377)	—	—	(6,377)
Distributions declared on common stock	—	—	—	—	—	(33,100)	—	(33,100)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,800	—	16,929	—	—	16,929

Balance at March 31, 2008	1	$—	215,965	$22	$1,929,217	$(397,068)	$(7,659)	$1,524,512

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months ended	Three Months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(36,441)	$(10,657)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Minority interest	(286)	—
Gain on sale of assets	(185)	—
Gain on sale of discontinued operations	(7,334)	—
Depreciation and amortization	68,743	32,500
Equity in earnings of investments	(600)	(1,310)
Distributions from investments	600	1,310
Change in accounts receivable	(3,777)	(4,136)
Change in prepaid expenses and other assets	(10,036)	(3,321)
Change in lease intangibles	(2,251)	(1,485)
Change in accounts payable	(1,769)	589
Change in accrued liabilities	(17,351)	(1,074)
Change in payables to related parties	630	(210)
Cash (used in) provided by operating activities	(10,057)	12,206

Cash flows from investing activities
Return of investments	2,164	1,341
Purchases of real estate	(32,841)	(3,064)
Escrow deposits and pre-acquisition costs on real estate to be acquired	1,032	125
Capital expenditures for real estate	(9,450)	(6,732)
Proceeds from sale of discontinued operations	26,544	—
Proceeds from sale of assets	260	—
Change in restricted cash	(27,871)	8,383
Cash (used in) provided by investing activities	(40,162)	53

Cash flows from financing activities
Payments on notes payable	(78,912)	(601)
Payments on capital lease obligations	(15)	—
Issuance of common and convertible stock	91,822	247,128
Redemptions of common stock	—	(2,708)
Offering costs	(7,655)	(23,819)
Distributions	(15,730)	(11,092)
Conversion of debentures	(1,031)	—
Change in subscriptions for common stock	(2,984)	1,747
Change in subscription cash received	2,984	(1,776)
Change in payables to related parties	(993)	3,203
Cash (used in) provided by financing activities	(12,514)	212,082

Net change in cash and cash equivalents	(62,733)	224,341
Cash and cash equivalents at beginning of period	94,947	124,948
Cash and cash equivalents at end of period	$32,214	$349,289

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

On October 20, 2006, we commenced a third public offering (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.  The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  We anticipate extending our offering through October 31, 2008, provided that in the event that all remaining shares are subscribed prior to the scheduled offering close of October 31, 2008, the offering may close sooner.  All subscriptions from individuals, joint accounts and trusts must be received in good order by our transfer agent no later than October 31, 2008.   All subscriptions made through an IRA, Roth IRA, SEP, 401(k) or other qualified accounts must be received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.  We reserve the right to further extend this offering with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted under applicable law.

As of March 31, 2008, we had 215,965,288 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of March 31, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 53,500 shares of common stock outstanding at a weighted average exercise price of $9.17.  At March 31, 2008, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

reported period throughout this report reflect the effects of the stock dividend.  Warrants to purchase 750,937 shares of common stock from the Initial Offering expired on February 19, 2008.

We admit new stockholders pursuant to the Offerings at least monthly.  Upon admission of new stockholders, subscription proceeds may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

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

2.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2008 and consolidated statements of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended March 31, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the acquired assets and liabilities is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than 10 years.   Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease
Intangibles
April 1, 2008 - December 31, 2008	$77,200
2009	72,608
2010	63,210
2011	45,825
2012	35,899

As of March 31, 2008 and December 31, 2007, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

			Acquired
	Buildings and	Lease	Below-Market
as of March 31, 2008	Improvements	Intangibles	Leases
Cost	$3,492,577	$728,205	$(196,661)
Less: depreciation and amortization	(151,510)	(132,216)	28,191
Net	$3,341,067	$595,989	$(168,470)

			Acquired
	Buildings and	Lease	Below-Market
as of December 31, 2007	Improvements	Intangibles	Leases
Cost	$3,475,898	$727,872	$(198,516)
Less: depreciation and amortization	(116,746)	(100,158)	22,927
Net	$3,359,152	$627,714	$(175,589)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of March 31, 2008 and December 31, 2007 includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  Restricted cash also includes monies held by a trustee that will be used for the purpose of paying interest and principal amounts due on convertible debentures.  As of March 31, 2008, restricted cash also includes amounts held in escrow related to the sale and 1031 like-kind exchange of a property.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our consolidated real estate properties.  Our allowance for doubtful accounts was approximately $0.5 million as of both March 31, 2008 and December 31, 2007.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, escrow deposits and prepaid acquisition costs for the purchase of properties that we have contracted to acquire, as well as prepaid insurance and real estate taxes of  properties we consolidate.

Goodwill

Goodwill consists of goodwill created in association with our purchase of all of the outstanding shares of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in various office buildings located in Colorado, Minnesota, Missouri, Texas and the District of Columbia and our non-controlling 60% interest in the Wanamaker Building, located in Pennsylvania.  Consolidation of these investments is not required as the entities do not qualify as VIEs as defined in FIN No. 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

For real estate we own through an investment in a limited partnership, joint venture, TIC interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three months ended March 31, 2008 or 2007.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $6.4 million and $4.2 million as of March 31, 2008 and December 31, 2007, respectively.

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at a rate of London Interbank Offer Rate (“LIBOR”) plus 750 basis points.  The loan has a maturity date of December 31, 2008, with one additional one-year extension remaining.  Monthly payments of interest only are required with principal due at maturity.  As of March 31, 2008, the loan was earning interest at a rate of 10.36%.

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

Convertible Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for convertible debentures that had not been converted as of the date of the acquisition.  Restricted cash, which is held by a trustee in the form of cash and short-term U.S. treasury bills, is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any future conversions as required by the original indenture agreements.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of both March 31, 2008 and December 31, 2007, the balance of our asset retirement obligation is approximately $12.6 million and is included in other liabilities.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges are entered into to limit our exposure to increases in the LIBOR above a “strike rate” on certain of our floating-rate debt.

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges,

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in stockholders’ equity and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

In December 2007, we entered into interest rate swap agreements designated as cash flow hedges related to our credit agreement.  As of March 31, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2008 and 2007 was approximately $7.6 million and $5.2 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

Offering Costs

Our advisor funds certain organization and offering costs on our behalf.  We are required to reimburse our advisor for such organization and offering costs up to 1.5% of the cumulative capital raised in the Current Offering. Our advisor received up to 2.5% and 2.0% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering and the Second Offering, respectively.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.  At each balance sheet date, we estimate the total gross public offering proceeds expected to be received under the public offering and recognize the amount of organization & offering reimbursement as determined under SFAS No. 5, “Accounting for Contingencies.”  We record the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual public organization and offering costs incurred by our advisor.

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

We acquired the subsidiaries of IPC on December 12, 2007 and intend to make an election for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ending December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-Corporation, and for the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the company for federal income tax purposes.  We believe we can recover the cost of our investment in the subsidiaries of IPC without ultimately incurring a tax liability attributable to any underlying difference between the tax basis of the acquired assets and the financial reporting basis as a result of applying fair value in purchase accounting.  Accordingly, we have not recorded an income tax provision, or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC.

On December 31, 2001, the IRS released revised temporary and proposed regulations concerning the treatment of net built-in gains of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gains and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to the maximum corporate-level tax rate on these built-

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

in gains if recognized from the sale of the acquired assets within ten years of the transaction.  We have determined that the regulations are applicable to the assets held by IPC (US), Inc. and subsidiaries and have elected to be subject to the rules of Section 1374 of the Code for any built-in gains recognized within ten years of the acquisition of IPC (US), Inc. and subsidiaries.  However, we do not intend to dispose of any of the assets subject to these built-in gains in a manner that would trigger the tax liability.

Post acquisition net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of March 31, 2008, IPC (US), Inc. and subsidiaries had approximately $52 million of federal and state NOL carryovers, and the deferred tax assets associated with the NOL carryovers is approximately $21 million at March 31, 2008.  Based on our expectation to elect REIT status for IPC (US), Inc. in 2008 and not to recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $21 million, as we do not expect to realize the acquired NOL carryover deferred tax asset.  The NOL carry-forwards will begin to expire in 2023.  In addition, at March 31, 2008, we have deferred tax liabilities of approximately $3.7 million related to various state taxing jurisdictions.

We have reviewed our tax positions under FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions related to our status as a REIT will be sustained in any tax examination.  In addition, we believe that it is more likely than not that our tax positions related to the taxable REIT subsidiaries will be sustained in any tax examination.

On May 18, 2006, the State of Texas enacted a new law which replaced the then-current state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as REITs.  For the three months ended March 31, 2008 we recognized a current and deferred provision of approximately $0.2 million related to the Texas margin tax.  We did not recognize a tax provision for the three months ended March 31, 2007.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the three months ended March 31, 2008 and 2007, we had no significant compensation cost related to these stock options.

Concentration of Credit Risk

At March 31, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of March 31, 2008, we had options to purchase 53,500 shares of common stock outstanding at a weighted average

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

exercise price of $9.17, and at March 31, 2008, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  These options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering expired on February 19, 2008.

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

4.     New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  Our adoption of SFAS no. 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009.  We are currently assessing the effect FSP SFAS No. 157-2 may have on our consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We adopted this standard effective January 1, 2008 and have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect FAS 141(R) will have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.

5.     Asset and Liabilities Measured at Fair Value

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative financial instruments

Currently, we use interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in “Accumulated other comprehensive loss” at each measurement date

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of March 31, 2008 (in thousands):

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(7,775)	$—	$(7,775)	$—

6.     Acquisitions and Dispositions

On January 15, 2008, we acquired a three-story office building containing approximately 143,000 rentable square feet located on approximately nine acres of land in Houston, Texas (“Westway One”).  The purchase price of Westway One of approximately $34.8 million was paid entirely from cash on hand.

On February 15, 2008, we sold a property located in Englewood, Colorado (“9100 Mineral Circle”), to an unaffiliated third party for a contract sales price of approximately $27.0 million.  We acquired 9100 Mineral Circle in December 2004 for a contract purchase price of approximately $19.8 million.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on our capital gain on the sale of the property and thus the proceeds from the sale are in an escrow account classified as restricted cash on our balance sheet.

7.     Business Combination

On December 12, 2007, we completed the purchase of the subsidiaries of IPC, which includes a portfolio of interests in 34 office properties, comprising a total of approximately 9.6 million square feet of rentable space.  The acquisition diversifies our portfolio from a geographic prospective.

The acquired intangible assets and liabilities are amortized over the terms of the acquired leases or remaining lives of the assumed mortgages.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.  The following summary provides the allocation of the acquired assets and liabilities of the subsidiaries of IPC as of March 31, 2008 (in thousands).

Allocation
Land	$168,860
Buildings	1,026,395
Lease intangibles	186,487
Cash	14,706
Restricted cash	127,770
Other assets	26,162
Goodwill	19,785
Notes receivable	10,844
Investment in unconsolidated entities	54,081
Liabilities assumed	(916,076)
Minority interest	(15,324)
Net assets acquired	$703,690

The following summary presents the results of operations (in thousands) for the three months ended March 31, 2007, on an unaudited pro forma basis, as if this transaction had occurred as of January 1, 2007.  The proforma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1, 2007, nor are they indicative of results of operations that may occur in the future.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Three months ended March 31, 2007	As Reported	Adjustments	Proforma
Total revenue	$69,003	$71,007	$140,010
Total expenses	(86,052)	(95,796)	(181,848)
Interest income	3,055	—	3,055
Provision for income taxes	—	332	332
Minority interest	—	(748)	(748)
Equity in earnings of investments	1,310	(1,650)	(340)
Income from discontinued operations	2,027	—	2,027
Net loss	$(10,657)	$(26,855)	$(37,512)

Basic and diluted weighted average shares outstanding	132,000		132,000

Basic and diluted loss per share	$(0.08)		$(0.28)

8.     Investments in Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities as of March 31, 2008 and December 31, 2007 (in thousands):

		March 31,	December 31,
		2008	2007
	ownership	Carrying Value	Carrying Value
Property Name	Interest	of Investment	of Investment

Minnesota Center	93.07%	$40,723	$41,144
Enclave on the Lake	36.31%	8,429	8,598
St. Louis Place	35.71%	10,601	10,613
Colorado Building	95.20%	43,374	43,763
Travis Tower	60.43%	30,764	31,295
Alamo Plaza	33.93%	13,269	13,527
Wanamaker Building	60.00%	53,888	54,272
Total		$201,048	$203,212

Our investments in unconsolidated entities as of March 31, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (in thousands):

	March 31,	December 31,
	2008	2007
Land	$79,423	$79,423
Buildings, net	260,390	259,382
Lease intangibles, net	48,313	52,039
Cash and cash equivalents	12,538	12,650
Restricted cash	16,864	18,850
Accounts receivable and other assets	7,745	7,621
Total assets	$425,273	$429,965

Notes payable (1)	$81,702	$81,772
Acquired below market lease intangibles, net	13,332	13,854
Other liabilities	11,802	12,264
Total liabilities	106,836	107,890

Equity	318,437	322,075
Total liabilities and equity	$425,273	$429,965

(1) This amount represents the notes payable for the Wanamaker Building only.  Each of the TIC investors, including us, is a borrower under the TIC notes payable.  Our portion of the TIC notes payable was approximately $99.4 million at both March 31, 2008 and December 31, 2007, and is reflected in the consolidated notes payable on our balance sheet.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2008, we recorded approximately $0.6 million of equity in earnings and approximately $2.8 million of distributions from our seven investments in unconsolidated entities.  For the three months ended March 31, 2007, we recorded approximately $1.3 million of equity in earnings and approximately $2.7 million of distributions from our six investments in unconsolidated entities.  We acquired a 60% non-controlling interest in the Wanamaker Building, as part of our acquisition of the subsidiaries of IPC in December 2007.  Our equity in earnings from these investments is our proportionate share of the combined earnings of our unconsolidated properties for the three months ended March 31, 2008 and 2007 as follows (in thousands):

	March 31,	March 31,
	2008	2007
Revenue	$15,497	$10,071

Operating expenses:
Operating expenses	4,591	2,718
Property taxes	2,283	1,427
Total operating expenses	6,874	4,145
Operating income	8,623	5,926

Non-operating (income) expenses:
Depreciation and amortization	6,476	3,619
(Interest income)/interest expense and bank fees, net	1,073	(70)
Total non-operating expenses	7,549	3,549
Net income	$1,074	$2,377
Company’s share of net income	$600	$1,310
Company’s share of total distributions	$2,764	$2,651

9.     Minority Interest

As part of our acquisition of the subsidiaries of IPC, we acquired a majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to minority interest holders based on their weighted average percentage ownership during the year.

Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At March 31, 2008 and December 31, 2007, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

The following table is a summary of our minority interest investments (in thousands):

	March 31,	December 31,
	2008	2007
Non-controlling interests	$14,914	$15,267
Limited partnership units	2,714	2,782
	$17,628	$18,049

10.  Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In December 2007, we entered into two interest rate swap agreements associated with our credit facility.  For the three months ended March 31, 2008, we recognized a comprehensive loss of approximately $6.3 million to adjust the carrying amount of these interest rate swaps to fair value at March 31, 2008.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

flows.  For the three months ended March 31, 2008, the swap agreements increased interest expense by approximately $0.1 million.  The following table summarizes the notional value of our derivative financial instruments as of March 31, 2008.  The notional value provides an indication of the extent of our involvement in these instruments at March 31, 2008, but does not represent exposure to credit, interest rate, or market risks (in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow	$200,000	3.9925%	30-day LIBOR	December 13, 2010

11.  Notes Payable

Our notes payable was approximately $3.1 billion at March 31, 2008 as compared to $3.2 billion at December 31, 2007 and consists of borrowings and assumptions of debt related to our property acquisitions, as well as the credit facility we entered into in December 2007.  Each of our mortgage loans is collateralized by one or more of our properties.  At March 31, 2008, our notes payable interest rates ranged from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.65%.  Of our approximately $3.1 billion in notes payable at March 31, 2008, approximately $66.0 million represented debt subject to variable interest rates.  At March 31, 2008, our notes payable had maturity dates that ranged from July 2009 to October 2030.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At March 31, 2008, we were in compliance with each of the debt covenants under our loan agreements.  As of February 1, 2008 we were in default on an approximately $28.5 million loan agreement related to failure to make certain escrow payments on a loan assumed as part of our acquisition of the subsidiaries of IPC.  On March 19, 2008, in connection with a planned transfer of the associated asset, we entered into an amendment to the loan agreement under which the lender has agreed not to accelerate the loan.

The following table summarizes our notes payable as of March 31, 2008 (in thousands):

Principal payments due in:
April 1, 2008 - December 31, 2008	$9,307
2009	32,739
2010	336,522
2011	596,820
2012	127,908
Thereafter	2,016,540
unamortized discount	(433)
Total	$3,119,403

12.  Convertible Debentures

As of March 31, 2008, we had a liability for convertible debentures of approximately $90.1 million.  The balance reflects the remaining liability assumed in the acquisition of the subsidiaries of IPC for the convertible debentures that had not been converted prior to the acquisition. We have restricted cash on our balance sheet, held by a trustee in the form of cash and short-term U.S. treasury bills that are used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of conversions as required by the original indenture agreements. The convertible debentures are convertible at the option of the holder at a conversion price of $9.75 per unit.

13.  Stockholders’ Equity

Capitalization

As of March 31, 2008, we had 215,965,288 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of March 31, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 53,500 shares of common stock outstanding at a weighted average exercise price of $9.17.  At March 31, 2008, Behringer OP had 432,586 units of limited partnership interest outstanding to third parties, after giving effect to the 10% stock dividend we issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative,

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

non-compounded, annual return on such capital.  Warrants to purchase 750,937 shares of common stock from the Initial Offering expired on February 19, 2008.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, the need for long-term care, or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the three months ended March 31, 2008, we have redeemed approximately 708,000 shares for approximately $6.4 million.  These redemptions were paid in April 2008.

Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of March 31, 2008, we had issued to the independent members of the Board of Directors options to purchase 53,500 shares of our common stock at a weighted average exercise price of $9.17 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  All of these options were anti-dilutive to earnings per share for the periods ended March 31, 2008 and 2007.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  Since August 2007, the declared distributions has been equal to a daily amount of $0.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.

Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For both the three months ended March 31, 2008 and 2007, approximately $0.1 million of distributions declared were recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of March 31, 2008 were approximately $11.5 million, which included approximately $5.3 million of cash distributions payable and approximately $6.2 million of DRIP distributions payable.

The following are the distributions declared during the three months ended March 31, 2008 and 2007 (in thousands):

1st Quarter	Total	Cash	DRIP
2008	$33,168	$15,628	$17,540
2007	22,918	11,607	11,311

14.  Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Current Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  In the three months ended March 31, 2008, Behringer Securities’ commissions and dealer manager fees totaled approximately $6.5 million and approximately $2.3 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the three months ended March 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $16.6 million and approximately $6.2 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  For the three months ended March 31, 2008 and 2007, offering expenses of approximately $1.4 million and approximately $3.7 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of the real estate assets we acquired or, with respect to the making or purchase of a mortgage loan up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments.  Behringer Advisors earned approximately $1.0 million and $0.1 million in acquisition and advisory fees for the investments we acquired for the three months ended March 31, 2008 and 2007, respectively.  We capitalize these fees as part of our real estate, goodwill or investments in unconsolidated entities.

We have paid, and expect to pay in the future, HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $4.2 million and $1.9 million in the three months ended March 31, 2008 and 2007, respectively, for the services provided by HPT Management in connection with our real estate and investment properties.

In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budget improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the three months ended March 31, 2008, we incurred and expensed approximately $6.8 million of asset management fees as compared to approximately $3.3 million for the three months ended March 31, 2007.

We may reimburse Behringer Advisors for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of persons employed by these entities and performing services for us.  For the three months ended March 31, 2008, and March 31, 2007 we incurred and expensed approximately $0.1 million and $0.2 million, respectively, for these direct expenses and services.

At March 31, 2008 and December 31, 2007, we had payables to related parties of approximately $7.9 million and $8.2 million, respectively, each consisting primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.   At March 31, 2008 and December 31, 2007, we had receivables from related parties of approximately $1.1 million and $1.0 million, respectively, each consisting primarily of reimbursements due from HPT Management.

We are dependent on Behringer Securities, Behringer Advisors, and HPT Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

15.  Commitments and Contingencies

As of March 31, 2008, we had commitments of approximately $33.0 million for future tenant improvements and lease incentives.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We have a land purchase agreement for our One Oxmoor Place property located in Louisville, Kentucky under which we pay annual rental payments of approximately $0.3 million.  We are committed to purchase the land for approximately $5.4 million on or before December 31, 2008.   This liability is included in our other liabilities at March 31, 2008.

16.  Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2008 and 2007:

	Three Months ended	Three Months ended
	March 31, 2008	March 31, 2007
Interest paid, net of amounts capitalized	$44,149	$22,574
Income taxes paid	$1,718	$—

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$5,528	$2,321

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$17,097	$10,577

17.  Discontinued Operations

On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 9100 Mineral Circle are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2008 and 2007:

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Rental revenue	$390	$4,464

Expenses
Property operating expenses	444	6
Real estate taxes	41	168
Property and asset management fees	24	40
Depreciation and amortization	448	2,223
Total expenses	957	2,437
Income (loss) from discontinued operations	$(567)	$2,027

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired is recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Investments in Unconsolidated Entities

As of March 31, 2008, the “Investments in unconsolidated entities” on our balance sheet includes our undivided TIC interests in six office buildings and our non-controlling 60% interest in the Wanamaker Building. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken in 2008 or 2007.

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

During the three months ended March 31, 2008, we purchased Westway One located in Houston, Texas and we sold 9100 Mineral Circle located in Englewood, Colorado.  As of March 31, 2008, we owned, directly or indirectly, a portfolio of 75 office properties located in 23 states and the District of Columbia.

Offering

We anticipate extending our Current Offering through October 31, 2008, provided that in the event that all remaining shares are subscribed prior to the scheduled offering close of October 31, 2008, the offering may close sooner.  All subscriptions from individuals, joint accounts and trusts must be received in good order by our transfer agent no later than October 31, 2008.  All subscriptions made through an IRA, Roth IRA, SEP, 401(k) or other qualified accounts must be received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.  We reserve the right to further extend this offering with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted under applicable law.

Results of Operations

Our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 reflect significant increases in most categories due to the growth of our portfolio of properties.  Management expects increases in most categories in the future as we purchase additional real estate properties and as we begin to realize the full year impact of our 2007 and 2008 acquisitions.

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2008 was generated by our consolidated real estate properties and was approximately $141.7 million as compared to approximately $69.0 million for the three months ended March 31, 2007.  Approximately $71.3 million, of the $72.7 million increase over prior year, was attributable to new properties, acquired in 2007 and 2008, which were not included in the revenue for the three months ended March 31, 2007.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2008 were approximately $39.9 million as compared to approximately $15.7 million for the three months ended March 31, 2007 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $23.3 million, of the $24.2 million increase over prior year, was attributable to new properties, acquired in 2007 and 2008, which were not included in the property operating expenses for the three months ended March 31, 2007.

Interest Expense.  Interest expense for the three months ended March 31, 2008 was approximately $48.6 million as compared to approximately $22.6 million for the three months ended March 31, 2007 and was comprised of interest expense and amortization of deferred financing fees related to our notes payable associated with our real estate and TIC interest investments.  The increase is primarily due to our notes payable increasing from $1.6 billion at March 31, 2007 to $3.1 billion at March 31, 2008.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2008 were approximately $20.2 million as compared to approximately $10.2 million for three months ended March 31, 2007 and were comprised of real estate taxes from our consolidated real estate properties. Approximately $9.8 million, of the $10.0 million increase over prior year, was attributable to new properties, acquired in 2007 and 2008, which were not included in the real estate taxes for the three months ended March 31, 2007.

Property Management Fees. Property management fees for the three months ended March 31, 2008 were approximately $4.5 million as compared to approximately $2.1 million for the three months ended March 31, 2007 and were comprised of property management fees related to our real estate properties.   The increase over prior year was attributable to new properties, acquired in 2007 and 2008, which were not included in property management fees for the three months ended March 31, 2007.

Asset Management Fees. Asset management fees for the three months ended March 31, 2008 were approximately $6.8 million as compared to approximately $3.3 million for the three months ended March 31, 2007 and were comprised of asset management fees associated with our real estate properties.  The increase over prior year was attributable to new properties, acquired in 2007 and 2008, which were not included in asset management fees for the three months ended March 31, 2007.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2008 was approximately $1.1 million as compared to approximately $0.5 million for the three months ended March 31, 2007 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increase is primarily due to business and franchise taxes, audit expenses, legal expenses, and directors’ and officers insurance premiums resulting from the overall growth of the portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2008 was approximately $66.7 million as compared to approximately $31.7 million for the three months ended March 31, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately $34.0 million, of the $35.0 million increase over prior year, was attributable to new properties, acquired in 2007 and 2008, which were not included in depreciation and amortization expense for the three months ended March 31, 2007.

Interest Income. Interest income for the three months ended March 31, 2008 was approximately $2.0 million as compared to approximately $3.1 million for the three months ended March 31, 2007, and was comprised of interest income associated with funds on deposit at banks.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended March 31, 2008 was approximately $0.6 million as compared to $1.3 million for the three months ended March 31, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments.  The decrease is primarily due to the net loss of our 60% non-controlling interest in the Wanamaker Building which we acquired through our acquisition of the subsidiaries of IPC in December 2007.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008.  For the three months ended March 31, 2008, we had a loss from the discontinued operations of 9100 Mineral Circle of approximately $0.6 million as compared to income from discontinued operations of approximately $2.0 million for the three months ended March 31, 2007.

Gain on sale of discontinued operations.  We recognized a gain of approximately $7.3 million in the three months ended March 31, 2008 for the sale of 9100 Mineral Circle.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on the capital gain on the sale of the property.

Cash Flow Analysis

Due to the increase in the size of our portfolio, cash flows for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, reflect significant differences in most categories.

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Cash flows used by operating activities for the three months ended March 31, 2008 were approximately $10.1 million and were primarily comprised of the net loss of approximately $36.4 million and changes in working capital of approximately $32.3 million adjusted for depreciation and amortization of approximately $68.7 million.  During the three months ended March 31, 2007, cash flows provided by operating activities were approximately $12.2 million and were primarily comprised of the net loss of approximately $10.7 million adjusted for depreciation and amortization of approximately $32.5 million.

Cash flows used in investing activities for the three months ended March 31, 2008 were approximately $40.2 million and were primarily comprised of the purchase of Westway One.  During the three months ended March 31, 2007, cash flows provided by investing activities were approximately $53,000.

Cash flows used by financing activities for the three months ended March 31, 2008 were approximately $12.5 million and were comprised primarily of payments on our credit facility and other notes payable of approximately $78.9 million and distributions of approximately $15.7 million, partially offset by funds received from the issuance of stock, net of offering costs, of approximately $84.2 million.  During the three months ended March 31, 2007, cash flows provided by financing activities were approximately $212.1 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, partially offset by distributions.

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for the acquisition of real estate-related assets, to pay operating expenses and distributions, and to pay principal and interest on our outstanding indebtedness.  Generally, cash needs for items other than the acquisition of real estate-related assets and a portion of distributions are expected to be met from operations, and cash needs for real-estate related asset acquisitions and a portion of distributions are expected to be met from the net proceeds of the Current Offering and borrowings.  However, there may be a delay between the sale of our shares and our purchase of real-estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could yield lower returns than our targeted investments in real-estate related assets.  These lower returns may affect our ability to make distributions or the amount actually distributed.

The amount of monies to be distributed to our stockholders is determined by our board of directors and is dependent on a number of factors, including our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.  Until proceeds from our Offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  We expect that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses plus pay all or a portion of a monthly distribution.  We can give no assurance that these sources will be available in the future to fund distributions if cash generated from our operations is insufficient.

We had notes payable of approximately $3.1 billion at March 31, 2008 related to notes payable obtained or assumed in property acquisitions and borrowings under our credit facility.  Each of our loans is collateralized by one or more of our properties.  At March 31, 2008, our notes payable interest rates ranged from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.65%.  At March 31, 2008, our notes payable had maturity dates that ranged from July 2009 to October 2030.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At March 31, 2008, we were in compliance with each of the debt covenants under our loan agreements.

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

Credit Facility

On December 11, 2007 Behringer entered into a secured credit agreement providing for up to $500 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allows Behringer OP to borrow up to $300 million of revolving loans and up to $200 million in a secured term loan.  Subject to Lender approval and payments of certain activation fees to the Agent and Lenders, the amount of the revolving credit facility may be increased up to $600 million.  In addition to our use of the proceeds of the credit facility to pay approximately $340.0 million of the purchase price and closing costs of acquiring the subsidiaries of IPC, we are using the facility for general corporate and working capital purposes.  The Company has acted as a guarantor of the credit facility.

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

Loans under the credit facility bear interest at an annual rate that is equal to either (1) the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans were initially 0.5% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 0.5% to 0%; the applicable margin for LIBOR loans were initially 2.0% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 2.0% to 1.5%.  Behringer OP has the right to prepay the outstanding amount of any revolving credit loans or term loans under the credit facility, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1 million.  However, prepaying the term loan prior to December 11, 2008 requires Behringer OP to pay a fee equal to fifty basis points of the amount of the term loan being prepaid.  As of March 31, 2008, there was approximately $200.0 million outstanding under the term loan and approximately $63.0 million outstanding under the revolving credit facility.  As of March 31, 2008, the interest rates for the term loan and revolving credit facility were approximately 5.99% and 4.77%, respectively.  As a result of the interest rate swap agreements, the $200.0 million of the borrowings under the term loan effectively bear interest at a fixed rate of 5.9925%.

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

Our calculations of FFO for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

	Three months ended
	March 31,
	2008	2007

Net loss	$(36,441)	$(10,657)

Real estate depreciation (1)	39,110	18,440
Real estate amortization (1)	31,980	17,648
Gain on sale of depreciable real estate	(7,334)	—
Funds from operations (FFO)	$27,315	$25,431

Weighted average shares	210,475	132,000

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

•                  Straight-line rental revenue of approximately $7.8 million and $5.2 million was recognized for the three months ended March 31, 2008 and 2007, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net decrease to rental revenues of approximately $1.4 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively;

•                  Amortization of lease incentives of approximately $0.5 million and $0.3 million was recognized as a decrease to rental revenues for the three months ended March 31, 2008 and 2007, respectively;

•                  Bad debt expense of approximately $0.3 million was recognized for the three months ended March 31, 2008.  Bad debt recoveries of approximately $47,000 were recognized for the three months ended March 31, 2007; and

•                  Amortization of deferred financing costs and interest rate mark to market adjustments of approximately $2.5 million and $0.6 million was recognized as interest expense for the three months ended March 31, 2008 and 2007, respectively.

In addition, FFO may be used to fund certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may continue to exceed FFO.

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments, minority interest, income taxes, discontinued operations and the gains on sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three months ended March 31, 2008 and 2007 are presented below (in thousands):

		Three months ended March 31,
		2008	2007
Rental revenue		$141,688	$69,003

Operating expenses:
Property operating expenses		39,862	15,682
Real estate taxes		20,244	10,242
Property management fees		4,467	2,070
Total operating expenses		64,573	27,994
Net operating income		$77,115	$41,009

Reconciliation to Net loss
Net operating income		$77,115	$41,009

Less:	Depreciation and amortization	(66,732)	(31,673)
	General and administrative expense	(1,062)	(526)
	Interest expense	(48,560)	(22,586)
	Asset management fees	(6,835)	(3,273)
	Minority interest	286	—
	Provision for income taxes	(229)	—
Add:	Interest income	2,024	3,055
	Gain on sale of assets	185	—
	Gain (loss) from discontinued operations	(567)	2,027
	Gain on sale of discontinued operations	7,334	—
	Equity in earnings of investments	600	1,310
Net loss		$(36,441)	$(10,657)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on related financial instruments and effectively lock the interest rate portion of our variable rate debt.

Of our approximately $3.1 billion in notes payable at March 31, 2008, approximately $66.0 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $0.7 million.

As of March 31, 2008, we had $263.0 million of notes payable outstanding under our credit facility, which is a variable rate credit facility.  However, as a result of the interest rate swap agreements, $200.0 million of these borrowings effectively bear interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $5.3 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $5.1 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, we named a new transfer agent and completed the transition of shareholder recordkeeping, account statement processing and other reporting to DST Systems, Inc., a provider of information processing and computer software services.  While we believe this change affects our overall system of internal control, and there are inherent risks associated with implementing a change of service providers, we have modified our system of internal control over financial reporting in order to address the impact of this change. We believe that our controls, as modified, continue to be designed appropriately and operate effectively.

There have been no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the quarter ended March 31, 2008, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
January 2008	—	$—	—		(1)
February 2008	708,177	$9.01	708,177		(1)
March 2008	—	$—	—		(1)

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

BEHRINGER HARVARD REIT I, INC.

Dated: May 15, 2008	By:	/s/ Gary S. Bresky
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

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.2

Distribution Reinvestment Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.3

Automatic Purchase Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Development Agreement by and between Behringer Harvard REIT I, Inc. and Behringer Development Company LP, dated February 29, 2008 (previously filed and incorporated by reference to Form 8-K filed on March 4, 2008)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not  be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robert M. Behringer, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Behringer Harvard REIT I, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 15th day of May, 2008.	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gary S. Bresky, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Behringer Harvard REIT I, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)         Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 15th day of May, 2008.

/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATIONS

This Certificate is being delivered pursuant to the requirements of Section 1350 of Chapter 63 (Mail Fraud) of Title 18 (Crimes and Criminal Procedures) of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

The undersigned, who are the Chief Executive Officer and Chief Financial Officer of Behringer Harvard REIT I, Inc. (the “Company”), each hereby certify as follows:

The Quarterly Report on Form 10-Q of the Company (the “Report”), which accompanies this Certificate, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and all information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 15th day of May, 2008.

/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer

/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer