Form 10-Q
period 2008-06-30
BEHRINGER HARVARD REIT I INC
filed 2008-08-14
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, Behringer Harvard REIT I, Inc. had 242,087,877 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Real estate
Land	$530,439	$514,520
Buildings, net	3,393,760	3,359,152
Real estate under development	11,213	7,038
Total real estate	3,935,412	3,880,710

Cash and cash equivalents	76,212	94,947
Restricted cash	228,589	229,803
Accounts receivable, net	55,919	48,030
Receivables from related parties	707	1,023
Prepaid expenses and other assets	14,694	10,244
Goodwill	22,786	19,922
Investments in unconsolidated entities	198,892	203,212
Deferred financing fees, net	38,712	42,668
Notes receivable	13,008	13,854
Lease intangibles, net	573,385	627,714
Total assets	$5,158,316	$5,172,127

Liabilities and stockholders’ equity

Liabilities
Notes payable	$3,101,288	$3,198,143
Accounts payable	9,466	7,889
Payables to related parties	2,099	8,190
Acquired below-market leases, net	162,125	175,589
Distributions payable	11,943	10,951
Accrued liabilities	126,016	126,789
Convertible debentures	89,270	91,180
Subscriptions for common stock	—	2,984
Deferred tax liabilities	3,622	3,869
Other liabilities	21,670	22,897
Total liabilities	3,527,499	3,648,481

Commitments and contingencies

Minority interest	16,381	18,049

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 233,060,795 and 205,562,785 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	23	21
Additional paid-in capital	2,080,049	1,834,477
Cumulative distributions and net loss	(463,322)	(327,527)
Accumulated other comprehensive loss	(2,314)	(1,374)
Total stockholders’ equity	1,614,436	1,505,597
Total liabilities and stockholders’ equity	$5,158,316	$5,172,127

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Rental revenue	$157,091	$68,499	$297,026	$137,502

Expenses
Property operating expenses	38,440	16,385	77,407	32,067
Interest expense	46,621	22,815	94,367	45,401
Real estate taxes	19,894	9,617	39,869	19,859
Property management fees	4,280	2,071	8,686	4,141
Asset management fees	6,827	3,283	13,619	6,556
General and administrative	1,741	521	2,803	1,047
Depreciation and amortization	70,604	30,677	136,533	62,350
Total expenses	188,407	85,369	373,284	171,421

Interest income	673	6,488	2,694	9,543
Gain on sale of assets	—	—	185	—
Loss before income taxes, minority interest, and equity in earnings of investments	(30,643)	(10,382)	(73,379)	(24,376)

Provision for income taxes	(216)	(305)	(445)	(305)
Minority interest	234	—	520	—
Equity in earnings of investments	406	1,471	1,006	2,781
Loss from continuing operations	(30,219)	(9,216)	(72,298)	(21,900)

Discontinued operations:

Income (loss) from discontinued operations	(823)	(15)	(2,519)	2,012
Gain on sale of discontinued operations	—	—	7,334	—
Income (loss) from discontinued operations	(823)	(15)	4,815	2,012

Net loss	$(31,042)	$(9,231)	$(67,483)	$(19,888)

Basic and diluted weighted average shares outstanding	223,973,266	164,111,738	217,224,118	148,144,535

Basic and diluted net income (loss) per share:
Continuing operations	(0.14)	(0.06)	(0.33)	(0.15)
Discontinued operations	—	—	0.02	0.02
Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.31)	$(0.13)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

(unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Accumulated Other	Total
	Number	Par	Number	Par	Paid-in	and	Comprehensive	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Loss	Equity
Balance at January 1, 2007	1	$—	121,884	$12	$1,085,806	$(171,376)	$—	$914,442

Comprehensive loss:
Net loss						(41,631)	—	(41,631)
Unrealized loss on interest rate swap						—	(1,374)	(1,374)
Total comprehensive loss	—	—	—	—	—	(41,631)	(1,374)	(43,005)

Issuance of common stock, net	—	—	80,029	9	712,756	—	—	712,765
Redemption of common stock	—	—	(2,291)	—	(19,984)	—	—	(19,984)
Distributions declared on common stock	—	—	—	—	—	(114,520)	—	(114,520)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,941	—	55,899	—	—	55,899
Balance at December 31, 2007	1	—	205,563	21	1,834,477	(327,527)	(1,374)	1,505,597

Comprehensive loss:
Net loss						(67,483)	—	(67,483)
Unrealized loss on interest rate swap						—	(940)	(940)
Total comprehensive loss	—	—	—	—	—	(67,483)	(940)	(68,423)

Issuance of common stock, net	—	—	25,271	2	223,878	—	—	223,880
Redemption of common stock	—	—	(1,513)	—	(13,608)	—	—	(13,608)
Distributions declared on common stock	—	—	—	—	—	(68,312)	—	(68,312)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	3,740	—	35,302	—	—	35,302

Balance at June 30, 2008	1	$—	233,061	$23	$2,080,049	$(463,322)	$(2,314)	$1,614,436

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss	$(67,483)	$(19,888)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Minority interest	(520)	—
Gain on sale of assets	(185)	—
Gain on sale of discontinued operations	(7,334)	—
Depreciation and amortization	137,311	62,516
Equity in earnings of investments	(1,006)	(2,781)
Distributions from investments	1,006	2,781
Change in accounts receivable	(7,734)	(5,994)
Change in prepaid expenses and other assets	(5,618)	(1,437)
Change in lease intangibles	(6,019)	(4,703)
Change in accounts payable	1,578	1,810
Change in accrued liabilities	(3,519)	2,812
Change in payables to related parties	240	8
Cash provided by operating activities	40,717	35,124

Cash flows from investing activities
Return of investments	4,388	2,558
Purchases of real estate	(88,333)	(25,100)
Purchase of investments in unconsolidated entities	(68)	(2,462)
Escrow deposits, pre-acquisition and pre-disposition costs	1,036	(875)
Capital expenditures for real estate	(24,985)	(20,773)
Proceeds from notes receivable	2	—
Proceeds from sale of discontinued operations	26,544	—
Proceeds from sale of assets	260	—
Change in restricted cash	(2,709)	15,057
Cash used in investing activities	(83,865)	(31,595)

Cash flows from financing activities
Financing costs	(1,082)	—
Proceeds from notes payable	—	1,277
Payments on notes payable	(144,500)	(1,265)
Payments on capital lease obligations	(30)	—
Issuance of common stock	251,164	562,408
Redemptions of common stock	(13,608)	(5,936)
Offering costs	(27,284)	(56,597)
Distributions	(32,322)	(24,759)
Conversion of debentures	(1,910)	—
Change in subscriptions for common stock	(2,984)	(1,334)
Change in subscription cash received	2,984	1,334
Change in payables to related parties	(6,015)	1,973
Cash provided by financing activities	24,413	477,101

Net change in cash and cash equivalents	(18,735)	480,630
Cash and cash equivalents at beginning of period	94,947	124,948
Cash and cash equivalents at end of period	$76,212	$605,578

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

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP”).  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our direct or indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners of Behringer OP.

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

As of June 30, 2008, we had 233,060,795 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of June 30, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 53,500 shares of common stock outstanding at a weighted average exercise price of $9.17.  At June 30, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The weighted average number of shares and earnings per share data for each reported period

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

throughout this report reflect the effects of the stock dividend.  Warrants to purchase 750,937 shares of common stock from the Initial Offering expired on February 19, 2008.

We admit new stockholders purchasing shares in the primary portion of the Current Offering at least monthly.  Upon admission of new stockholders, subscription proceeds will be used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of  offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2008 and consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended June 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, including associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Any amount paid in excess of the fair value of the acquired assets and liabilities is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.   Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

July 1, 2008 - December 31, 2008	$48,977
2009	86,060
2010	71,690
2011	51,189
2012	36,572

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2008 and December 31, 2007, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
as of June 30, 2008	Improvements	Intangibles	Leases
Cost	$3,581,464	$727,990	$(195,710)
Less: depreciation and amortization	(187,704)	(154,605)	33,585
Net	$3,393,760	$573,385	$(162,125)

			Acquired
	Buildings and	Lease	Below-Market
as of December 31, 2007	Improvements	Intangibles	Leases
Cost	$3,475,898	$727,872	$(198,516)
Less: depreciation and amortization	(116,746)	(100,158)	22,927
Net	$3,359,152	$627,714	$(175,589)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of June 30, 2008 and December 31, 2007 includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  Restricted cash also includes monies held by a trustee that will be used for the purpose of paying interest and principal amounts due on our convertible debentures.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our consolidated real estate properties.  Our allowance for doubtful accounts was approximately $0.7 million and $0.5 million as of June 30, 2008 and December 31, 2007, respectively.

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

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in various office buildings located in Colorado, Minnesota, Missouri, Texas and the District of Columbia and our non-controlling 60% interest in the Wanamaker Building, located in Pennsylvania.  Consolidation of these investments is not required as the entities do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9 and EITF 04-5.

We account for these investments using the equity method of accounting in accordance with SOP 78-9 and EITF 04-5.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions).  We use the equity method of accounting because the shared decision-making involved in these investments creates an opportunity for us to have some influence on the operating and financial decisions of these investments and

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

thereby creates some responsibility by us for a return on our investment.  Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.

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

For our unconsolidated real estate properties, including those we own through an investment in a limited partnership, joint venture, TIC interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the six months ended June 30, 2008 or 2007.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $8.6 million and $4.2 million as of June 30, 2008 and December 31, 2007, respectively.

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at a rate of London Interbank Offer Rate (“LIBOR”) plus 750 basis points.  The loan has a maturity date of December 31, 2008, with one additional one-year extension remaining.  Monthly payments of interest only are required with principal due at maturity.  As of June 30, 2008, the loan was earning interest at a rate of 9.98%.

Notes receivable includes an approximately $3.0 million mortgage loan we made related to raw land held by third parties for future development of additional office buildings at the Terrace in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the raw land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% will be accrued and added to the principal amount annually on each anniversary date of the note.  We purchased the developed portion of the Terrace, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Convertible Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for convertible debentures that had not been converted as of the date of the acquisition.  Restricted cash, which is held by a trustee, is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any future conversions as required by the original indenture agreements.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of June 30, 2008 and December 31, 2007, the balance of our asset retirement obligation is approximately $10.8 million and $12.6 million, respectively, and is included in other liabilities.

Derivative Financial Instruments

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in stockholders’ equity and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

In December 2007, we entered into interest rate swap agreements designated as cash flow hedges related to our credit agreement.  As of June 30, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2008 and 2007 was approximately $14.7 million and $10.2 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

Offering Costs

Our advisor funds certain organization and offering costs on our behalf.  We are required to reimburse our advisor for such organization and offering costs up to 1.5% of the gross offering proceeds in connection with the Current Offering, provided that no organization and offering costs are paid with respect to sales under the DRIP.  Our advisor received up to 2.5% and 2.0% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Initial Offering and the Second Offering, respectively.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.  At each balance sheet date, we estimate the total gross public offering proceeds expected to be received under the public offering and recognize the amount of organization and offering reimbursement as determined under SFAS No. 5, “Accounting for Contingencies.”  We record the amount of reimbursement at the lower of (a) 1.5% of the estimated gross public offering proceeds, or (b) the actual public organization and offering costs incurred by our advisor.

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

Post acquisition net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of June 30, 2008, IPC (US), Inc. and subsidiaries had approximately $52 million of federal and state NOL carryovers, and the deferred tax assets associated with the NOL carryovers is approximately $21 million at June 30, 2008.  Based on our expectation to elect REIT status for IPC (US), Inc. in 2008 and not to recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $21 million, as we do not expect to realize the acquired NOL carryover deferred tax asset.  The NOL carry-forwards will begin to expire in 2023.  In addition, at June 30, 2008, we have deferred tax liabilities of approximately $3.6 million related to various state taxing jurisdictions.

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

For the six months ended June 30, 2008 and 2007 we recognized a provision for income taxes of approximately $0.4 million and $0.3 million, respectively, related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the six months ended June 30, 2008 and 2007, we had no significant compensation cost related to these share-based payments.

Concentration of Credit Risk

At June 30, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

We hold a direct or indirect majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to minority interest holders based on their weighted average percentage ownership during the period.

Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At June 30, 2008 and December 31, 2007, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of June 30, 2008, we had options to purchase 53,500 shares of common stock outstanding at a weighted average exercise price of $9.17, and at June 30, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  These options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering expired on February 19, 2008.

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

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are currently assessing the effect FSP SFAS No. 157-2 may have on the disclosures in our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FSP APB 14-1 requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 will be applied retrospectively to all periods presented. We are currently assessing the effect FSP APB 14-1 may have on our consolidated results of operations and financial position.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in “Accumulated other comprehensive loss” at each measurement date.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of June 30, 2008 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(2,485)	$—	$(2,485)	$—

6.             Acquisitions and Dispositions

On January 15, 2008, we acquired a three-story office building containing approximately 143,000 rentable square feet located on approximately nine acres of land in Houston, Texas (“Westway One”) from an unaffiliated third party.  The purchase price of Westway One of approximately $32.8 million was paid from proceeds of our offering.

On February 15, 2008, we sold a property located in Englewood, Colorado (“9100 Mineral Circle”), to an unaffiliated third party for a contract sales price of approximately $27.0 million.  We acquired 9100 Mineral Circle in December 2004 for a contract purchase price of approximately $19.8 million.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on our capital gain on the sale of the property.

On June 5, 2008, we made a transfer of a property located in Pittsburg, Pennsylvania (“11 Stanwix”), to the lender associated with this property.   We acquired 11 Stanwix in December 2007 as part of our acquisition of IPC.

On June 19, 2008, we acquired a 31-story office building containing approximately 608,000 rentable square feet located on approximately 2.2 acres of land in Houston, Texas (“One City Centre”), from an unaffiliated third party, for a purchase price of approximately $140.2 million.  We assumed borrowings of approximately $76.5 million under a loan agreement with LaSalle Bank National Association to pay a portion of the purchase price and paid the remaining amount from proceeds of our offering.

7.             Business Combination

On December 12, 2007, we completed the purchase of the subsidiaries of IPC, which includes a portfolio of interests in 34 office properties, comprising a total of approximately 9.6 million square feet of rentable space.  The acquisition diversifies our portfolio from a geographic prospective.  The acquired intangible assets and liabilities are amortized over the terms of the acquired leases or remaining lives of the assumed mortgages.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.  The following summary provides the allocation of the acquired assets and liabilities of the subsidiaries of IPC as of June 30, 2008 (in thousands).

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Allocation
Land	$163,512
Buildings	1,008,596
Lease intangibles	181,639
Cash	14,706
Restricted cash	126,832
Other assets	25,564
Goodwill	22,786
Notes receivable	10,844
Investment in unconsolidated entities	54,081
Liabilities assumed	(888,955)
Minority interest	(15,324)
Net assets acquired	$704,281

The following summary presents the results of operations (in thousands) for the three and six months ended June 30, 2007, on an unaudited pro forma basis, as if this transaction had occurred as of January 1, 2007.  The proforma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1, 2007, nor are they indicative of results of operations that may occur in the future.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Total revenue	$139,404	$279,414
Total expenses	(181,088)	(362,936)
Interest income	6,488	9,543
Provision for income taxes	26	358
Minority interest	(747)	(1,495)
Equity in earnings of investments	(179)	(519)
Income from discontinued operations	(15)	2,012
Net loss	$(36,111)	$(73,623)

Basic and diluted weighted average shares outstanding	164,112	148,145

Basic and diluted loss per share	$(0.22)	$(0.50)

8.             Investments in Unconsolidated Entities

The following is a summary of our investments in unconsolidated entities as of June 30, 2008 and December 31, 2007 (in thousands):

		June 30,	December 31,
		2008	2007
	Ownership	Carrying Value	Carrying Value
Property Name	Interest	of Investment	of Investment
Minnesota Center	93.07%	$40,180	$41,144
Enclave on the Lake	36.31%	8,290	8,598
St. Louis Place	35.71%	10,542	10,613
Colorado Building	95.20%	43,029	43,763
Travis Tower	60.43%	30,170	31,295
Alamo Plaza	33.93%	13,050	13,527
Wanamaker Building	60.00%	53,631	54,272
Total		$198,892	$203,212

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated entities as of June 30, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (in thousands):

	June 30,	December 31,
	2008	2007
Land	$79,423	$79,423
Buildings, net	258,873	259,382
Lease intangibles, net	44,250	52,039
Cash and cash equivalents	13,880	12,650
Restricted cash	17,997	18,850
Accounts receivable and other assets	6,536	7,621
Total assets	$420,959	$429,965

Notes payable (1)	$81,283	$81,772
Acquired below market lease intangibles, net	12,809	13,854
Other liabilities	11,989	12,264
Total liabilities	106,081	107,890

Equity	314,878	322,075
Total liabilities and equity	$420,959	$429,965

(1) This amount represents the notes payable for the Wanamaker Building only.  Each of the TIC investors, including us, is a borrower under the TIC notes payable.  Our portion of the TIC notes payable was approximately $99.0 million and $99.4 million at June 30, 2008 and December 31, 2007, respectively, and is reflected in the consolidated notes payable on our balance sheet.

For the six months ended June 30, 2008, we recorded approximately $1.0 million of equity in earnings and approximately $5.4 million of distributions from our seven investments in unconsolidated entities.  For the six months ended June 30, 2007, we recorded approximately $2.8 million of equity in earnings and approximately $5.3 million of distributions from our six investments in unconsolidated entities.  We acquired a 60% non-controlling interest in the Wanamaker Building, as part of our acquisition of the subsidiaries of IPC in December 2007.  Our equity in earnings from these investments is our proportionate share of the combined earnings of our unconsolidated properties for the six months ended June 30, 2008 and 2007 as follows (in thousands):

	June 30,	June 30,
	2008	2007
Rental revenue	$31,469	$20,177

Expenses:
Property operating expenses	9,237	5,429
Real estate taxes	4,592	2,897
Depreciation and amortization	13,635	7,119
(Interest income)/interest expense and bank fees, net	2,170	(158)
Total expenses	29,634	15,287

Net income	$1,835	$4,890

Company’s share of net income	$1,006	$2,781

Company’s share of total distributions	$5,394	$5,339

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

 Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At June 30, 2008 and December 31, 2007, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

The following table is a summary of our minority interest investments (in thousands):

	June 30,	December 31,
	2008	2007
Non-controlling interests	$13,735	$15,267
Limited partnership units	2,646	2,782
	$16,381	$18,049

10.          Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In December 2007, we entered into two interest rate swap agreements associated with our credit facility.  For the six months ended June 30, 2008, we recognized a comprehensive loss of approximately $0.9 million to adjust the carrying amount of these interest rate swaps to fair value at June 30, 2008.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  For the six months ended June 30, 2008, the swap agreements increased interest expense by approximately $0.8 million.  The following table summarizes the notional value of our derivative financial instruments as of June 30, 2008.  The notional value provides an indication of the extent of our involvement in these instruments at June 30, 2008, but does not represent exposure to credit, interest rate, or market risks (in thousands).

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow	$200,000	3.9925%	30-day LIBOR	December 13, 2010

11.          Notes Payable

Our notes payable was approximately $3.1 billion at June 30, 2008 as compared to $3.2 billion at December 31, 2007 and consists of borrowings and assumptions of debt related to our property acquisitions, as well as the credit facility we entered into in December 2007.  Each of our mortgage loans is collateralized by one or more of our properties.  At June 30, 2008, our notes payable stated interest rates ranged from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.63%.  Of our approximately $3.1 billion in notes payable at June 30, 2008, approximately $3.0 million represented debt subject to variable interest rates.  At June 30, 2008, our notes payable had maturity dates that ranged from July 2009 to October 2030.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At June 30, 2008, we were in compliance with each of the debt covenants under our loan agreements.  The following table summarizes our notes payable as of June 30, 2008 (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Principal payments due in:
July 1, 2008 - December 31, 2008	$6,495
2009	32,352
2010	273,784
2011	571,516
2012	129,074
Thereafter	2,089,371
unamortized discount	(1,304)
Total	$3,101,288

12.          Convertible Debentures

As of June 30, 2008, we had a liability for convertible debentures of approximately $89.3 million.  The balance reflects the remaining liability assumed in the acquisition of the subsidiaries of IPC for the convertible debentures that had not been converted prior to the acquisition. We have restricted cash on our balance sheet, totaling approximately $88.0 million, held by a trustee, which is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of conversions as required by the original indenture agreements. The convertible debentures are convertible at the option of the holder at a conversion price of $9.75 per unit.

13.          Stockholders’ Equity

Capitalization

As of June 30, 2008, we had 233,060,795 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of June 30, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 53,500 shares of common stock outstanding at a weighted average exercise price of $9.17.  At June 30, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.  Warrants to purchase 750,937 shares of common stock from the Initial Offering expired on February 19, 2008.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the six months ended June 30, 2008, we have redeemed approximately 1.5 million shares for approximately $13.6 million.

Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of June 30, 2008, we had issued to the independent members of the board of directors options to purchase 53,500 shares of our

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

common stock at a weighted average exercise price of $9.17 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  All of these options were anti-dilutive to earnings per share for the periods ended June 30, 2008 and 2007.

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

  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  For the six months ended June 30, 2008 and 2007, distributions declared and recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units were approximately $0.1 million and $0.2 million, respectively.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of June 30, 2008 were approximately $11.9 million, which included approximately $5.5 million of cash distributions payable and approximately $6.4 million of DRIP distributions payable.

The following are the distributions declared during the six months ended June 30, 2008 and 2007 (in thousands):

	Total	Cash	DRIP
2008
1st Quarter	$33,168	$15,628	$17,540
2nd Quarter	35,280	16,623	18,657
Total	$68,448	$32,251	$36,197

2007
1st Quarter	$22,918	$11,607	$11,311
2nd Quarter	28,788	14,305	14,483
Total	$51,706	$25,912	$25,794

14.          Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Current Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  In the six months ended June 30, 2008, Behringer Securities’ commissions and dealer manager fees totaled approximately $17.5 million and approximately $6.3 million, respectively, and were recorded as a reduction of additional paid-in capital.  In the six months ended June 30, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $38.3 million and approximately $14.1 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering; except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  At each balance sheet date, we estimate the total gross public offering proceeds expected to be received under the public offering and accrue the amount of organization and offering expense incurred by our advisor, as long as the amount spent by our advisor does not exceed 1.5% of gross offering proceeds expected to be raised.  For the six months ended June 30, 2008 and 2007, offering expenses of approximately $3.8

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

million and approximately $8.4 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

In connection with the Current Offering, Behringer Advisors or its affiliates receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned approximately $5.0 million and $0.7 million in acquisition and advisory fees for the investments we acquired for the six months ended June 30, 2008 and 2007, respectively.  We capitalize these fees as part of our real estate, goodwill or investments in unconsolidated entities.

We have paid, and expect to pay in the future, HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $8.7 million and $3.7 million in the six months ended June 30, 2008 and 2007, respectively, for the services provided by HPT Management in connection with our real estate and investment properties.

In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the six months ended June 30, 2008, we incurred and expensed approximately $13.6 million of asset management fees as compared to approximately $6.6 million for the six months ended June 30, 2007.

We may reimburse Behringer Advisors for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of persons employed by these entities and performing services for us.  For both the six months ended June 30, 2008 and June 30, 2007 we incurred and expensed approximately $0.2 million for these direct expenses and services.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred approximately $0.8 million in debt financing fees for the six months ended June 30, 2008 and we incurred no debt financing fees for the six months ended June 30, 2007.

At June 30, 2008 and December 31, 2007, we had payables to related parties of approximately $2.1 million and $8.2 million, respectively, each consisting primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.   At June 30, 2008 and December 31, 2007, we had receivables from related parties of approximately $0.7 million and $1.0 million, respectively, each consisting primarily of reimbursements due from HPT Management.

Behringer Advisors or their affiliates will be paid disposition fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of June 30, 2008, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.2 million in disposition fees.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.                              Commitments and Contingencies

As of June 30, 2008, we had commitments of approximately $27.3 million for future tenant improvements and lease incentives.

We have a land purchase agreement for our One Oxmoor Place property located in Louisville, Kentucky under which we pay annual rental payments of approximately $0.3 million. We are committed to purchase the land for approximately $5.4 million on or before December 31, 2008. This liability is included in our other liabilities at December 31, 2007 and June 30, 2008.

Behringer Advisors or their affiliates will be paid disposition fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. As of June 30, 2008, assuming all conditions are met, Behringer Advisors would be paid approximately $0.2 million in disposition fees.

16.                              Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2008 and 2007 (in thousands):

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Interest paid, net of amounts capitalized	$86,686	$44,692
Income taxes paid	$2,542	$—

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$4,647	$4,791

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$35,654	$24,169
Mortgage notes assumed	73,070	—
Cancellation of debt through transfer of real estate	25,698	—
Recapture of minority interest in lieu of note	844	—

17.                              Discontinued Operations

On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million. On June 15, 2008, we transferred 11 Stanwix to the lender associated with the property. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for 9100 Mineral Circle and 11 Stanwix are classified as discontinued operations in the accompanying consolidated statements of operations. The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Rental revenue	$1,255	$311	$3,397	$4,775

Expenses
Property operating expenses	701	56	2,039	62
Interest expense	665	—	1,476	—
Real estate taxes	191	80	501	248
Property and asset management fees	71	35	199	75
Depreciation and amortization	450	155	1,701	2,378
Total expenses	2,078	326	5,916	2,763
Income (loss) from discontinued operations	$(823)	$(15)	$(2,519)	$2,012

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity at risk compared to the total equity of the entity. FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, including associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place lease commissions and tenant relationships.

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place lease commissions and tenant relationships. Any amount paid in excess of the fair value of the assets and liabilities acquired is recorded as goodwill. If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

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

We amortize the value of in-place leases, in-place tenant improvements and in-place lease commissions to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

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

Investments in Unconsolidated Entities

As of June 30, 2008, the “Investments in unconsolidated entities” on our balance sheet includes our undivided TIC interests in six office buildings and our non-controlling 60% interest in the Wanamaker Building. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

We account for these investments using the equity method of accounting in accordance with SOP 78-9. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions).

Impairment of Long-Lived Assets

For our consolidated real estate properties, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For our unconsolidated real estate properties, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. No impairment charges have been taken in 2008 or 2007.

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

Overview

We are externally managed and advised by Behringer Advisors, LLC (“Behringer Advisors”). Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. Substantially all of our business is conducted through our operating partnership, Behringer Harvard Operating Partnership I LP (“Behringer OP”).

During the six months ended June 30, 2008, we purchased two properties located in Houston, Texas and we disposed of 9100 Mineral Circle located in Englewood, Colorado and 11 Stanwix located in Pittsburg, Pennsylvania. As of June 30, 2008, we owned, directly or indirectly, a portfolio of 75 office properties located in 23 states and the District of Columbia.

Offering

We anticipate extending our Current Offering of primary shares through October 31, 2008, unless all of the shares are sold prior to that date.  All subscriptions from individuals, joint accounts and trusts must be received in good order by our transfer agent no later than October 31, 2008.  All subscriptions made through an IRA, Roth IRA, SEP, 401(k) or other qualified accounts must be received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.  We reserve the right to further extend this offering with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted under applicable law.

Results of Operations

Our results of operations for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 reflect significant increases in most categories due to the growth of our portfolio of properties. For the remainder of 2008, management expects increases in most categories as we begin to realize the full year impact of our 2007 and 2008 acquisitions.

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended June 30, 2008 was generated by our consolidated real estate properties and was approximately $157.1 million as compared to approximately $68.5 million for the three months ended June 30, 2007. Approximately $70.8 million, of the $88.6 million increase over prior year, was attributable to new properties, acquired in 2007 and 2008. Rental revenue for the three months ended June 30, 2008 also included approximately $12.5 million in lease termination fees related to the early termination of tenants at Burnett Plaza.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2008 were approximately $38.4 million as compared to approximately $16.4 million for the three months ended June 30, 2007 and were comprised of property operating expenses from our consolidated real estate properties. The $22.0 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

Interest Expense. Interest expense for the three months ended June 30, 2008 was approximately $46.6 million as compared to approximately $22.8 million for the three months ended June 30, 2007 and was comprised of interest expense and amortization of deferred financing fees related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility. The $23.8 million increase is primarily due to our notes payable increasing from $1.6 billion at June 30, 2007 to $3.1 billion at June 30, 2008.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2008 were approximately $19.9 million as compared to approximately $9.6 million for the three months ended June 30, 2007 and were comprised of real estate taxes from our consolidated real estate properties. The $10.3 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

Property Management Fees. Property management fees for the three months ended June 30, 2008 were approximately $4.3 million as compared to approximately $2.1 million for the three months ended June 30, 2007 and were comprised of property management fees related to our real estate properties. The $2.2 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

Asset Management Fees. Asset management fees for the three months ended June 30, 2008 were approximately $6.8 million as compared to approximately $3.3 million for the three months ended June 30, 2007 and were comprised of asset management fees associated with our real estate assets. The $3.5 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2008 was approximately $1.7 million as compared to approximately $0.5 million for the three months ended June 30, 2007 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, other administrative expenses, and reimbursement of certain expenses of our advisor. The $1.2 million increase is primarily due to higher business and franchise taxes, legal expenses, and audit expenses, each resulting from the overall growth of the portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2008 was approximately $70.6 million as compared to approximately $30.7 million for the three months ended June 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties. Approximately $33.8 million of the $39.9 million increase over prior year was attributable to new properties acquired in 2007 and 2008. Depreciation and amortization for the three months ended June 30, 2008 also included approximately $4.8 million in write offs of lease intangibles related to early lease terminations at Burnett Plaza.

Interest Income. Interest income for the three months ended June 30, 2008 was approximately $0.7 million as compared to approximately $6.5 million for the three months ended June 30, 2007, and was comprised of interest income associated with funds on deposit at banks. The $5.8 million decrease from prior year is primarily due to reduced cash balances on deposit.

Equity in Earnings of Investments. Equity in earnings of investments for the three months ended June 30, 2008 was approximately $0.4 million as compared to approximately $1.5 million for the three months ended June 30, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments. The $1.1 million decrease from prior year is primarily due to net losses at Travis Tower and the Wanamaker Building.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008 and in June 2008 we transferred 11 Stanwix to the lender associated with that property. For the three months ended June 30, 2008, we had a loss from discontinued operations of approximately $0.8 million as compared to a loss of approximately $15,000 for the three months ended June 30, 2007.

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the six months ended June 30, 2008 was generated by our consolidated real estate properties and was approximately $297.0 million as compared to approximately $137.5 million for the six months ended June 30, 2007. Approximately $142.1 million, of the $159.5 million increase over prior year, was attributable to new properties, acquired in 2007 and 2008. Rental revenue for the six months ended June 30, 2008 also included approximately $12.5 million in lease termination fees related to the early termination of tenants at Burnett Plaza.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2008 were approximately $77.4 million as compared to approximately $32.1 million for the six months ended June 30, 2007 and were comprised of property operating expenses from our consolidated real estate properties. The $45.3 million increase over prior year was primarily attributable to new properties acquired in 2007 and 2008.

Interest Expense. Interest expense for the six months ended June 30, 2008 was approximately $94.4 million as compared to approximately $45.4 million for the six months ended June 30, 2007 and was comprised of interest expense and amortization of deferred financing fees related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility. The $49.0 million increase is primarily due to our notes payable increasing from $1.6 billion at June 30, 2007 to $3.1 billion at June 30, 2008.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2008 were approximately $39.9 million as compared to approximately $19.9 million for six months ended June 30, 2007 and were comprised of real estate taxes from our consolidated real estate properties. The $20.0 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

Property Management Fees. Property management fees for the six months ended June 30, 2008 were approximately $8.7 million as compared to approximately $4.1 million for the six months ended June 30, 2007 and were comprised of property management fees related to our real estate properties. The $4.6 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

Asset Management Fees. Asset management fees for the six months ended June 30, 2008 were approximately $13.6 million as compared to approximately $6.6 million for the six months ended June 30, 2007 and were comprised of asset management fees associated with our real estate assets. The $7.0 million increase over prior year was primarily attributable to new properties, acquired in 2007 and 2008.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2008 was approximately $2.8 million as compared to approximately $1.0 million for the six months ended June 30, 2007 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor. The $1.8 million increase is primarily due to higher business and franchise taxes, legal expenses and audit expenses, each resulting from the overall growth of the portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2008 was approximately $136.5 million as compared to approximately $62.4 million for the six months ended June 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties. Approximately $67.8 million, of the $74.1 million increase over prior year was attributable to new properties acquired in 2007 and 2008. Depreciation and amortization for the six months ended June 30, 2008 also included approximately $5.0 million in write offs of lease intangibles related to early lease terminations at Burnett Plaza.

Interest Income. Interest income for the six months ended June 30, 2008 was approximately $2.7 million as compared to approximately $9.5 million for the six months ended June 30, 2007, and was comprised of interest income associated with funds on deposit at banks. The $6.8 million decrease from prior year is primarily due to reduced cash balances on deposit.

Equity in Earnings of Investments. Equity in earnings of investments for the six months ended June 30, 2008 was approximately $1.0 million as compared to $2.8 million for the six months ended June 30, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments. The $1.8 million decrease from prior year is primarily due to net losses at Travis Tower and the Wanamaker Building.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008 and in June 2008 we transferred 11 Stanwix to the lender associated with that property. For the six months ended June 30, 2008, we had a loss from the discontinued operations of approximately $2.5 million as compared to income from discontinued operations of approximately $2.0 million for the six months ended June 30, 2007. The income from discontinued operations for the six months ended June 30, 2007 includes an approximately $3.9 million lease termination fee received at 9100 Mineral Circle.

Gain on sale of discontinued operations. We recognized a gain of approximately $7.3 million in the six months ended June 30, 2008 on the sale of 9100 Mineral Circle. The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on the capital gain on the sale of the property.

Cash Flow Analysis

Due to the increase in the size of our portfolio, cash flows for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, reflect significant differences in most categories.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Cash flows provided by operating activities for the six months ended June 30, 2008 were approximately $40.7 million and were primarily comprised of the net loss of approximately $67.5 million and changes in working capital of approximately $15.1 million adjusted for depreciation and amortization of approximately $137.3 million. During the six months ended June 30, 2007, cash flows provided by operating activities were approximately $35.1 million and were primarily comprised of the net loss of approximately $19.9 million adjusted for depreciation and amortization of approximately $62.5 million.

Cash flows used in investing activities for the six months ended June 30, 2008 were approximately $83.9 million and were primarily comprised of the purchases of Westway One and One City Centre. During the six months ended June 30, 2007, cash flows used by investing activities were approximately $31.6 million and were primarily comprised of purchases of real estate and additions of property and equipment partially offset by a reduction in restricted cash.

Cash flows provided by financing activities for the six months ended June 30, 2008 were approximately $24.4 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $210.3 million, partially offset by payments on our credit facility and other notes payable of approximately $144.5 million and distributions to our stockholders of approximately $32.3 million. Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets. During the six months ended June 30, 2007, cash flows provided by financing activities were approximately $477.1 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $499.9 million, partially offset by distributions to our shareholders of approximately $24.8 million.

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

Our calculations of FFO for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(31,042)	$(9,231)	$(67,483)	$(19,888)

Real estate depreciation (1)	39,260	18,262	78,370	36,702
Real estate amortization (1)	36,126	14,652	68,106	32,300
Gain on sale of depreciable real estate	—	—	(7,334)	—
Funds from operations (FFO)	$44,344	$23,683	$71,659	$49,114

Weighted average shares	223,973	164,112	217,224	148,145

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

•                 Straight-line rental revenue of approximately $14.9 million and $10.4 million was recognized for the six months ended June 30, 2008 and 2007, respectively;

•                 Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $6.7 million and $3.7 million for the six months ended June 30, 2008 and 2007, respectively;

•                 Amortization of lease incentives of approximately $0.8 million and $0.5 million was recognized as a decrease to rental revenues for the six months ended June 30, 2008 and 2007, respectively;

•                 Bad debt expense of approximately $0.8 million and $0.2 million was recognized for the six months ended June 30, 2008 and 2007, respectively; and

•                 Amortization of deferred financing costs and interest rate mark to market adjustments of approximately $4.4 million and $1.1 million was recognized as interest expense for the six months ended June 30, 2008 and 2007, respectively.

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

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments, minority interest, income taxes, discontinued operations and the gains on sale of assets. We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties. To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP. Our calculations of NOI for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

		Three months ended June 30,		Six months ended June 30,
		2008	2007	2008	2007
Rental revenue		$157,091	$68,499	$297,026	$137,502

Operating expenses:
	Property operating expenses	38,440	16,385	77,407	32,067
	Real estate taxes	19,894	9,617	39,869	19,859
	Property management fees	4,280	2,071	8,686	4,141
Total operating expenses		62,614	28,073	125,962	56,067
Net operating income		$94,477	$40,426	$171,064	$81,435

Reconciliation to Net loss
Net operating income		$94,477	$40,426	$171,064	$81,435

Less:	Depreciation and amortization	(70,604)	(30,677)	(136,533)	(62,350)
	General and administrative expense	(1,741)	(521)	(2,803)	(1,047)
	Interest expense	(46,621)	(22,815)	(94,367)	(45,401)
	Asset management fees	(6,827)	(3,283)	(13,619)	(6,556)
	Minority interest	234	—	520	—
	Provision for income taxes	(216)	(305)	(445)	(305)
Add:	Interest income	673	6,488	2,694	9,543
	Gain on sale of assets	—	—	185	—
	Gain (loss) from discontinued operations	(823)	(15)	(2,519)	2,012
	Gain on sale of discontinued operations	—	—	7,334	—
	Equity in earnings of investments	406	1,471	1,006	2,781
Net loss		$(31,042)	$(9,231)	$(67,483)	$(19,888)

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for the acquisition of real estate-related assets, capital improvements, to pay operating expenses and distributions, and to pay principal and interest on our outstanding indebtedness. Generally, cash needs for items other than the acquisition of real estate-related assets and a portion of distributions are expected to be met from operations, and cash needs for real-estate related asset acquisitions and a portion of distributions are expected to be met from the net proceeds of the Current Offering and borrowings. However, there may be a delay between the sale of our shares and our purchase of real-estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations. During this period, we may decide to temporarily invest any uninvested proceeds in investments that could yield lower returns than our targeted investments in real-estate related assets. These lower returns may affect our ability to make distributions or the amount actually distributed.

The amount of monies to be distributed to our stockholders is determined by our board of directors and is dependent on a number of factors, including our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Until proceeds from our Offerings are fully invested and generating operating cash flow sufficient to fund distributions made to stockholders, some or all of our distributions, including those for the periods covered by this report, have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  We expect that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses plus pay all or a portion of a monthly distribution. We can give no assurance that these sources will be available in the future to fund distributions if cash generated from our operations is insufficient.

We had notes payable of approximately $3.1 billion at June 30, 2008 consisting of notes payable obtained or assumed in property acquisitions and borrowings under our credit facility. Each of our loans is collateralized by one or more of our properties. At June 30, 2008, our notes payable stated interest rates ranged from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.63%. At June 30, 2008, our notes payable had maturity dates that ranged from July 2009 to October 2030. Our loan agreements generally require us to comply with certain reporting and financial covenants. These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. At June 30, 2008, we were in compliance with each of the debt covenants under our loan agreements.

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

Credit Facility

On December 11, 2007, Behringer OP entered into a secured credit agreement providing for up to $500 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allows Behringer OP to borrow up to $300 million of revolving loans and up to $200 million in a secured term loan.  Subject to Lender approval and payments of certain activation fees to the Agent and Lenders, the amount of the revolving loans may be increased up to $600 million.  In addition to our use of the proceeds of the credit facility to pay approximately $340.0 million of the purchase price and closing costs of acquiring the subsidiaries of IPC, we are using the facility for general corporate and working capital purposes.  The Company is a guarantor of the credit facility.

The credit facility matures on December 11, 2010.  The revolving loans may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the revolving credit facility in effect on the original maturity date. The term loan also may be extended one additional year upon payment of an extension fee in an amount equal to ten basis points on the total amount of the term loan outstanding on the original maturity date.

Loans under the credit facility bear interest at an annual rate that is equal to either (1) the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans were initially 0.5% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 0.5% to 0%; the applicable margin for LIBOR loans were initially 2.0% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 2.0% to 1.5%.  Behringer OP has the right to prepay the outstanding amount of any revolving loans or term loan under the credit facility, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1 million.  However, prepaying the term loan prior to December 11, 2008 requires Behringer OP to pay a fee equal to fifty basis points of the amount of the term loan being prepaid. As of June 30, 2008, there was approximately $200.0 million outstanding under the term loan and none outstanding under any revolving loans. As of June 30, 2008, as a result of the interest rate swap agreements, the term loan effectively bears interest at a fixed rate of approximately 5.99%.

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

Of our approximately $3.1 billion in notes payable at June 30, 2008, approximately $3.0 million represented debt bearing interest at variable rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $30,000.

As of June 30, 2008, we had $200.0 million of notes payable outstanding under our credit facility, which bears interest at a variable rate. However, as a result of the interest rate swap agreements these borrowings effectively bear interest at fixed rates. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $4.7 million. A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $4.5 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the quarter ended June 30, 2008, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
April 2008	—	$—	—	(1)
May 2008	698,719	$9.00	698,719	(1)
June 2008	106,463	$8.89	106,463	(1)

(1)         A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                          Defaults upon Senior Securities.

None.

Item 4.                                                          Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 19, 2008. The meeting was adjourned prior to taking a vote on any matters and was reconvened on July 24, 2008. At the reconvened meeting, stockholders elected five directors and adopted an amendment to Section 7.2 of our charter, which had the primary effect of revising the scope of the authority granted to our board of directors to insure our directors, officers, advisor and affiliates.

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the reconvened meeting was required to elect each director, and all nominees standing for election were elected. Results of the voting in connection with the election of directors were as follows:

		Withheld
Nominee	For	Authority
Robert M. Behringer	122,552,560	2,434,724
Robert S. Aisner	122,567,019	2,420,265
Charles G. Dannis	122,601,525	2,385,759
Steven W. Partridge	122,577,025	2,410,259
G. Ronald Witten	122,596,236	2,391,048

The affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve the amendment to the charter. Results of the voting in connection with the charter amendment were as follows:

Item	For	Against	Abstained
Amendment to Section 7.2	113,801,816	5,181,919	6,006,363

No other matters were submitted to a vote of security holders at the reconvened meeting.

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

BEHRINGER HARVARD REIT I, INC.

Dated: August 14, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1

Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Exhibit 3.1 to Registrant’s Post Effective Amendment No. 9 to Registration Statement on Form S-11filed on July 24, 2008)

3.2	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.2

Distribution Reinvestment Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.3

Automatic Purchase Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Fifth Amended and Restated Property Management and Leasing Agreement, dated May 15, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on May 15, 2008)

10.2

First Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated June 25, 2008, by and between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008)

10.3

First Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated June 25, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008)

10.4

Second Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated August 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on August 13, 2008)

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