Form 10-Q
period 2008-09-30
BEHRINGER HARVARD REIT I INC
filed 2008-11-14
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 29, 2008, Behringer Harvard REIT I, Inc. had 275,649,238 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2008

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the year ended December 31, 2007 and the nine months ended September 30, 2008	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signature		39

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Real estate
Land	$532,543	$514,520
Buildings, net	3,523,972	3,359,152
Real estate under development	15,472	7,038
Total real estate	4,071,987	3,880,710

Cash and cash equivalents	361,774	94,947
Restricted cash	238,917	229,803
Investment in variable rate demand notes	80,000	—
Accounts receivable, net	75,275	48,030
Receivables from related parties	—	1,023
Prepaid expenses and other assets	22,765	10,244
Goodwill	10,295	19,922
Investments in unconsolidated entities	163,460	203,212
Deferred financing fees, net	36,520	42,668
Notes receivable	13,084	13,854
Lease intangibles, net	555,089	627,714
Total assets	$5,629,166	$5,172,127

Liabilities and stockholders’ equity

Liabilities
Notes payable	$3,367,272	$3,198,143
Accounts payable	15,651	7,889
Payables to related parties	6,787	8,190
Acquired below-market leases, net	159,116	175,589
Distributions payable	13,687	10,951
Accrued liabilities	138,927	126,789
Convertible debentures	75,460	91,180
Subscriptions for common stock	—	2,984
Deferred tax liabilities	3,685	3,869
Other liabilities	23,718	22,897
Total liabilities	3,804,303	3,648,481

Commitments and contingencies

Minority interest	15,953	18,049

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 261,317,309 and 205,562,785 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	26	21
Additional paid-in capital	2,333,480	1,834,477
Cumulative distributions and net loss	(521,675)	(327,527)
Accumulated other comprehensive loss	(2,921)	(1,374)
Total stockholders' equity	1,808,910	1,505,597
Total liabilities and stockholders’ equity	$5,629,166	$5,172,127

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Rental revenue	$156,031	$69,266	$451,726	$205,393

Expenses
Property operating expenses	42,826	16,333	120,043	48,140
Interest expense	49,035	22,813	142,827	67,642
Real estate taxes	18,147	9,791	57,848	29,485
Property management fees	4,242	1,990	12,884	6,088
Asset management fees	6,965	2,265	20,502	8,739
General and administrative	2,090	784	4,893	1,831
Depreciation and amortization	67,932	31,662	203,858	93,406
Total expenses	191,237	85,638	562,855	255,331

Interest income	2,247	8,850	4,937	18,387
Gain on sale of assets	5,068	—	5,253	—
Loss before income taxes, minority interest, and equity in earnings of investments	(27,891)	(7,522)	(100,939)	(31,551)

Provision for income taxes	(379)	(93)	(824)	(398)
Minority interest	247	—	767	—
Equity in earnings of investments	140	1,291	1,146	4,072
Loss from continuing operations	(27,883)	(6,324)	(99,850)	(27,877)

Discontinued operations:

Income (loss) from discontinued operations	340	191	(2,510)	1,856
Gain on sale of discontinued operations	8,711	—	16,045	—
Income from discontinued operations	9,051	191	13,535	1,856

Net loss	$(18,832)	$(6,133)	$(86,315)	$(26,021)

Basic and diluted weighted average shares outstanding	245,831,834	188,347,364	226,828,633	161,692,741

Basic and diluted net income (loss) per share:
Continuing operations	$(0.10)	$(0.03)	$(0.44)	$(0.17)
Discontinued operations	0.03	0.00	0.06	0.01
Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.38)	$(0.16)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

(unaudited)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Accumulated Other	Total
	Number	Par	Number	Par	Paid-in	and	Comprehensive	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Loss	Equity
Balance at January 1, 2007	1	$—	121,884	$12	$1,085,806	$(171,376)	$—	$914,442

Comprehensive loss:
Net loss						(41,631)	—	(41,631)
Unrealized loss on interest rate swap						—	(1,374)	(1,374)
Total comprehensive loss	—	—	—	—	—	(41,631)	(1,374)	(43,005)

Issuance of common stock, net	—	—	80,029	9	712,756	—	—	712,765
Redemption of common stock	—	—	(2,291)	—	(19,984)	—	—	(19,984)
Distributions declared on common stock	—	—	—	—	—	(114,520)	—	(114,520)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,941	—	55,899	—	—	55,899
Balance at December 31, 2007	1	—	205,563	21	1,834,477	(327,527)	(1,374)	1,505,597

Comprehensive loss:
Net loss						(86,315)	—	(86,315)
Unrealized loss on interest rate swap						—	(1,547)	(1,547)
Total comprehensive loss	—	—	—	—	—	(86,315)	(1,547)	(87,862)

Issuance of common stock, net	—	—	52,094	5	463,641	—	—	463,646
Redemption of common stock	—	—	(2,224)	—	(19,984)	—	—	(19,984)
Distributions declared on common stock	—	—	—	—	—	(107,833)	—	(107,833)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,884	—	55,346	—	—	55,346

Balance at September 30, 2008	1	$—	261,317	$26	$2,333,480	$(521,675)	$(2,921)	$1,808,910

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss	$(86,315)	$(26,021)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Minority interest	(767)	—
Gain on sale of assets	(5,253)	—
Gain on sale of discontinued operations	(16,045)	—
Depreciation and amortization	204,006	93,867
Interest income capitalized to notes receivable	(77)	(377)
Equity in earnings of investments	(1,146)	(4,072)
Distributions from investments	1,146	4,072
Change in accounts receivable	(27,296)	(10,894)
Change in prepaid expenses and other assets	(8,703)	(1,143)
Change in lease intangibles	(9,868)	(8,955)
Change in accounts payable	1,756	(1,188)
Change in accrued liabilities	4,197	14,604
Change in payables to related parties	3,606	(1,985)
Cash provided by operating activities	59,241	57,908

Cash flows from investing activities
Return of investments	6,447	4,028
Purchases of real estate	(233,057)	(25,112)
Investments in unconsolidated entities	(1,447)	(2,993)
Escrow deposits, pre-acquisition and pre-disposition costs	(4,960)	(36,235)
Capital expenditures for real estate	(43,328)	(28,829)
Investment in variable rate demand notes	(80,000)	—
Notes receivable advances	—	(23,000)
Proceeds from notes receivable	3	14,089
Insurance proceeds received	6,000	—
Proceeds from sale of discontinued operations	40,190	—
Proceeds from sale of assets	6,628	—
Change in restricted cash	(5,224)	23,604
Cash used in investing activities	(308,748)	(74,448)

Cash flows from financing activities
Financing costs	(820)	(46)
Proceeds from notes payable	280,000	—
Payments on notes payable	(147,501)	(1,938)
Payments on capital lease obligations	(46)	(10)
Issuance of common stock	518,795	708,964
Redemptions of common stock	(19,898)	(5,936)
Offering costs	(55,147)	(72,425)
Distributions	(50,237)	(40,178)
Conversion of debentures	(2,172)	—
Change in subscriptions for common stock	(2,984)	(1,993)
Change in subscription cash received	2,984	1,993
Change in payables to related parties	(6,640)	386
Cash provided by financing activities	516,334	588,817

Net change in cash and cash equivalents	266,827	572,277
Cash and cash equivalents at beginning of period	94,947	124,948
Cash and cash equivalents at end of period	$361,774	$697,225

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

 On October 20, 2006, we commenced a third public offering (the “Current Offering” and together with the Initial Offering and Second Offering, the “Offerings”) of up to 200,000,000 shares of common stock offered at a price of $10.00 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.  The Current Offering also covers the registration of up to 50,000,000 shares offered pursuant to our DRIP.  We extended our offering through October 31, 2008.  All subscriptions from individuals, joint accounts and trusts must have been received in good order by our transfer agent no later than October 31, 2008.  However, in response to the challenges arising from current market conditions, including liquidity and trade settlement delays related to certain money market sweep accounts, and in cases where fund transfers are delayed due to frozen or restricted money market accounts, we will accept those subscriptions received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.  In addition, all subscriptions made through an IRA, Roth IRA, SEP, 401(k) or other qualified accounts must be received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.

As of September 30, 2008, we had 261,317,309 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of September 30, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At September 30, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under accounting principles generally accepted in the United States of America (“GAAP”) was less than the nominal value paid for the shares; therefore, the difference is not material. The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend.  Warrants to purchase 750,937 shares of common stock from the Initial Offering expired on February 19, 2008.

Upon admission of stockholders, subscription proceeds are used for payment of dealer manager fees and selling commissions and may be utilized as consideration for investments and the payment or reimbursement of offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

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

2.                                     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2008 and consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended September 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the entity is determined not to be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.   Anticipated amortization associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

October 1, 2008 - December 31, 2008	$23,919
2009	80,416
2010	64,147
2011	47,246
2012	37,450

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2008 and December 31, 2007, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of September 30, 2008	Improvements	Intangibles	Leases	Leases
Cost	$3,748,251	$658,357	$70,897	$(196,827)
Less: depreciation and amortization	(224,279)	(152,823)	(21,342)	37,711
Net	$3,523,972	$505,534	$49,555	$(159,116)

		Lease Intangibles
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2007	Improvements	Intangibles	Leases	Leases
Cost	$3,475,898	$653,176	$74,696	$(198,516)
Less: depreciation and amortization	(116,746)	(89,132)	(11,026)	22,927
Net	$3,359,152	$564,044	$63,670	$(175,589)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of September 30, 2008 and December 31, 2007 includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  Restricted cash also includes monies held by a trustee that are used for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any future conversions as required by the original indenture agreements.

Investments in Variable Rate Demand Notes

During September 2008, we purchased approximately $80.0 million of short-term investments, which consists of Variable Rate Demand Notes (“VRDN”). Our VRDN investments are tax-exempt instruments of high credit quality.  The primary objectives of VRDN investments are preservation of invested funds, liquidity sufficient to meet cash flow requirements, and an attractive yield. VRDN securities have variable interest rates that reset at regular intervals of one, seven, 28, or 35 days.  Although VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments.  We classify these short-term investments as available for sale in accordance with SFAS No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” Because our VRDNs have short reset periods, their cost approximates fair value.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants of our consolidated real estate properties.  Our allowance for doubtful accounts was approximately $1.7 million and $0.5 million as of September 30, 2008 and December 31, 2007, respectively.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in various office buildings located in Colorado, Minnesota, Missouri and the District of Columbia and our non-controlling 60% interest in the Wanamaker Building, located in Pennsylvania.  Consolidation of these investments is not required as the entities do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9 and EITF 04-5.

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

For our unconsolidated real estate properties, including those we own through an investment in a limited partnership, joint venture, TIC interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the nine months ended September 30, 2008 or 2007.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $10.6 million and $4.2 million as of September 30, 2008 and December 31, 2007, respectively.

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points.  The loan has a maturity date of December 31, 2008, with one additional one-year extension remaining.  Monthly payments of interest only are required with principal due at maturity.  As of September 30, 2008, the loan was earning interest at a rate of 9.99%.

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

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of September 30, 2008 and December 31, 2007, the balance of our asset retirement obligation is approximately $10.5 million and $12.6 million, respectively, and is included in other liabilities.

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

In December 2007, we entered into interest rate swap agreements designated as cash flow hedges related to our credit agreement.  As of September 30, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2008 and 2007 was approximately $21.7 million and $15.2 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Post acquisition net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of September 30, 2008, IPC (US), Inc. and subsidiaries had approximately $52 million of federal and state NOL carryovers, and the deferred tax assets associated with the NOL carryovers is approximately $21 million at September 30, 2008.  Based on our expectation to elect REIT status for IPC (US), Inc. in 2008 and not to recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $21 million, as we do not expect to realize the acquired NOL carryover deferred tax asset.  The NOL carry-forwards will begin to expire in 2023.  In addition, at September 30, 2008, we have deferred tax liabilities of approximately $3.7 million related to various state taxing jurisdictions.

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

For the nine months ended September 30, 2008 and 2007 we recognized a provision for income taxes of approximately $0.8 million and $0.4 million, respectively, related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the nine months ended September 30, 2008 and 2007, we had no significant compensation cost related to these share-based payments.

Concentration of Credit Risk

At September 30, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents amongst several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

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

Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At September 30, 2008 and December 31, 2007, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of September 30, 2008, we had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35, and at September 30, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Warrants to purchase 750,937 shares of common stock outstanding from the Initial Offering expired on February 19, 2008.

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

4.                                     New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  Our adoption of SFAS No. 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We do not expect the adoption of FSP SFAS No. 157-2 to have a material effect on the disclosures related to non-financial assets and liabilities in our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition related costs be expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

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

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FSP APB 14-1 requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 will be applied retrospectively to all periods presented. We do not expect the adoption of FSP APB 14-1 to have a material effect on our consolidated results of operations or financial position.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in “Accumulated other comprehensive loss” at each measurement date.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of September 30, 2008 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(2,921)	$—	$(2,921)	$—

6.                                     Acquisitions and Dispositions

Acquisitions

On January 15, 2008, we acquired a three-story office building containing approximately 143,000 net rentable square feet located on approximately nine acres of land in Houston, Texas (“Westway One”) from an unaffiliated third party.  The purchase price of Westway One of approximately $32.8 million was paid from proceeds of our offering.

On June 19, 2008, we acquired a 31-story office building containing approximately 608,000 net rentable square feet located on approximately 2.2 acres of land in Houston, Texas (“One City Centre”) from an unaffiliated third party for a purchase price of approximately $140.2 million.  We assumed borrowings of approximately $76.5 million under a loan agreement with LaSalle Bank National Association to pay a portion of the purchase price and paid the remaining amount from proceeds of our offering.

On September 25, 2008, we acquired a 20-story office building, containing approximately 502,000 net rentable square feet, and a seven-level parking garage located on approximately 9.3 acres of land in Houston, Texas (“One BriarLake Plaza”) from an unaffiliated third party.  The purchase price of One BriarLake Plaza of approximately $133.9 million was paid from proceeds of our offering.

In addition to the acquisitions of wholly-owned properties described above, during the three months ended September 30, 2008, we increased our ownership interest to 100% from 60.43% in Travis Tower, a property containing approximately 507,000 net rentable square feet located in Houston, Texas.  The purchase price for the additional interests was approximately $25.9 million

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and was funded through the assumption of debt of approximately $14.1 million, with the remaining amount coming from proceeds of our offering.  The transaction resulted in the consolidation of the property at September 30, 2008.

During the three months ended September 30, 2008, we increased our ownership interest in two additional TIC properties:  Minnesota Center, a property containing approximately 276,000 net rentable square feet located in Bloomington, Minnesota, and the Colorado Building, a property containing approximately 122,000 net rentable square feet located in Washington, D.C.  We increased our ownership interests in Minnesota Center and the Colorado Building to 96.10% from 93.07% and to 97.99% from 95.20%, respectively.  The purchase price for the additional interests in Minnesota Center was approximately $1.5 million and was funded through the assumption of debt of approximately $0.9 million, with the remaining amount coming from proceeds of our offering.  The purchase price for the additional interests in the Colorado Building was approximately $1.5 million and was funded through the assumption of debt of approximately $0.8 million, with the remaining amount coming from proceeds of our offering.

Dispositions

On February 15, 2008, we sold 9100 Mineral Circle, a property containing approximately 153,000 net rentable square feet located in Englewood, Colorado, to an unaffiliated third party for a contract sales price of approximately $27.0 million.  The sale of the property resulted in a gain of approximately $6.9 million which was recorded as a gain on sale of discontinued operations during the nine months ended September 30, 2008.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on the capital gain resulting from the sale of the property.

On June 5, 2008, we transferred 11 Stanwix Street, a property containing approximately 428,000 net rentable square feet located in Pittsburg, Pennsylvania, to the lender associated with this property in exchange for our obligation of the non-recourse debt on the property totaling approximately $28.4 million.   Due to the fact that the carrying amount of the property was equivalent to the debt on the property, the transfer of the property resulted in neither a gain nor loss.  11 Stanwix Street was acquired in December 2007 as part of our acquisition of IPC.

On August 1, 2008, we sold 2383 Utah, a property containing approximately 150,000 net rentable square feet located in El Segundo, California, to an unaffiliated third party for a contract sales price of approximately $35.0 million which included the purchaser’s assumption of approximately $20.0 million of non-recourse debt on the property.  The sale of the property resulted in a gain of approximately $9.1 million which was recorded as a gain on sale of discontinued operations during the three and nine months ended September 30, 2008.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on the capital gain resulting from the sale of the property.

In addition to the dispositions of wholly-owned properties described above, on July 1, 2008, we sold our 36.31% TIC investment in Enclave on the Lake, a property containing approximately 171,000 net rentable square feet located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million, which included the purchaser’s assumption of our approximately $6.8 million of non-recourse debt on the property.  The sale of our interest, which was acquired in April 2004 for a contract purchase price of approximately $10.4 million, resulted in a gain of approximately $5.1 million which was recorded as a gain on sale of assets within continuing operations during the three and nine months ended September 30, 2008.

7.             Business Combination

On December 12, 2007, we completed the purchase of the subsidiaries of IPC, which includes a portfolio of interests in 34 office properties, comprising a total of approximately 9.6 million square feet of rentable space.  The acquisition diversified our portfolio from a geographic prospective.  The acquired intangible assets and liabilities are amortized over the terms of the acquired leases or remaining lives of the assumed mortgages.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.  The following summary provides the allocation of the acquired assets and liabilities of the subsidiaries of IPC as of September 30, 2008 (in thousands).

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Allocation
Land	$163,512
Buildings	1,008,596
Lease intangibles	181,446
Cash	14,706
Restricted cash	126,832
Other assets	25,564
Goodwill	10,295
Notes receivable	10,844
Investment in unconsolidated entities	54,081
Acquired below market leases	(41,402)
Liabilities assumed	(834,848)
Minority interest	(15,324)
Net assets acquired	$704,302

The following summary presents the results of operations (in thousands) for the three and nine months ended September 30, 2007, on an unaudited pro forma basis, as if this transaction had occurred as of January 1, 2007.  The proforma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1, 2007, nor are they indicative of results of operations that may occur in the future.

Nine months ended September 30, 2007	As Reported	Adjustments	Proforma
Total revenue	$205,393	$212,307	$417,700
Total expenses	(255,331)	(286,854)	(542,185)
Interest income	18,387	—	18,387
Provision for income taxes	(398)	995	597
Minority interest	—	(2,243)	(2,243)
Equity in earnings of investments	4,072	(4,950)	(878)
Income from discontinued operations	1,856	—	1,856
Net loss	$(26,021)	$(80,745)	$(106,766)

Basic and diluted weighted average shares outstanding	161,693		161,693
Basic and diluted loss per share	$(0.16)		$(0.66)

8.            Investments in Unconsolidated Entities

On July 1, 2008, we sold our 36.31% TIC investment in Enclave on the Lake, a property located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million.  We acquired our 36.31% TIC interest in Enclave on the Lake in April 2004 for a contract purchase price of approximately $10.4 million.  During the nine months ended September 30, 2008, we increased our ownership interests in Minnesota Center, Colorado Building and Travis Tower.  As of September 30, 2008, we had acquired all the remaining interests in Travis Tower and this property was consolidated.

The following is a summary of our investments in unconsolidated entities as of September 30, 2008 and December 31, 2007 (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
	Ownership	Ownership	Carrying Value	Carrying Value
Property Name	Interest	Interest	of Investment	of Investment
Minnesota Center	96.10%	93.07%	$42,023	$41,144
Enclave on the Lake	—	36.31%	—	8,598
St. Louis Place	35.71%	35.71%	10,436	10,613
Colorado Building	97.99%	95.20%	44,582	43,763
Travis Tower	100.00%	60.43%	—	31,295
Alamo Plaza	33.93%	33.93%	12,889	13,527
Wanamaker Building	60.00%	60.00%	53,530	54,272
Total			$163,460	$203,212

Our investments in unconsolidated entities as of September 30, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (in thousands):

	September 30,	December 31,
	2008	2007
Land	$71,401	$79,423
Buildings, net	209,719	259,382
Lease intangibles, net	36,947	52,039
Cash and cash equivalents	8,688	12,650
Restricted cash	10,419	18,850
Accounts receivable and other assets	6,333	7,621
Total assets	$343,507	$429,965

Notes payable (1)	$80,160	$81,772
Acquired below market lease intangibles, net	12,032	13,854
Other liabilities	8,994	12,264
Total liabilities	101,186	107,890

Equity	242,321	322,075
Total liabilities and equity	$343,507	$429,965

(1)          This amount represents the notes payable for the Wanamaker Building only.  Each of the TIC investors, including us, is a borrower under the TIC notes payable.  For those TIC properties that we do not consolidate, our portion of the TIC notes payable was approximately $72.0 million and $99.4 million at September 30, 2008 and December 31, 2007, respectively, and is reflected in the consolidated notes payable on our balance sheet.

For the nine months ended September 30, 2008, we recorded approximately $1.1 million of equity in earnings and approximately $7.6 million of distributions from our investments in unconsolidated entities.  For the nine months ended September 30, 2007, we recorded approximately $4.1 million of equity in earnings and approximately $8.1 million of distributions from our investments in unconsolidated entities.  In December 2007, we acquired a 60% non-controlling interest in the Wanamaker Building, as part of our acquisition of the subsidiaries of IPC.  In July 2008, we sold our 36.31% TIC investment in Enclave on the Lake and during the third quarter of 2008, we increased our TIC ownership in three other properties.  As of September 30, 2008, we had acquired all the remaining interests in Travis Tower and this property was consolidated.

Our equity in earnings from these investments is our proportionate share of the combined earnings of our unconsolidated properties for the nine months ended September 30, 2008 and 2007 as follows (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	September 30,	September 30,
	2008	2007
Rental revenue	$46,274	$30,183

Expenses:
Property operating expenses	14,440	8,187
Real estate taxes	6,712	4,536
Depreciation and amortization	19,601	10,680
(Interest income)/interest expense and bank fees, net	3,302	(261)
Total expenses	44,055	23,142

Net income	$2,219	$7,041

Company’s share of net income	$1,146	$4,072

Company’s share of total distributions	$7,593	$8,100

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

 Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At September 30, 2008 and December 31, 2007, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

The following table is a summary of our minority interest investments (in thousands):

	September 30,	December 31,
	2008	2007
Non-controlling interests	$13,377	$15,267
Limited partnership units	2,576	2,782
	$15,953	$18,049

10.          Capitalized Costs

                We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas and the development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  As of September 30, 2008 and December 31, 2007, we have capitalized a total of approximately $15.5 million and $7.0 million, respectively, in costs associated with real estate under development, including approximately $0.7 million and $0.3 million, respectively, in capitalized interest.

11.          Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In December 2007, we entered into two interest rate swap agreements associated with our credit facility.  For the nine months ended September 30, 2008, we recognized a comprehensive loss of approximately $1.5 million to adjust the carrying amount of these interest rate swaps to fair value at September 30, 2008.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  For the nine months ended September 30, 2008, the swap agreements increased interest expense by approximately $1.6 million.  The following table summarizes the notional value of our derivative financial instruments as of September 30, 2008.  The notional value provides an indication of the extent of our involvement in these instruments at September 30, 2008, but does not represent exposure to credit, interest rate, or market risks (in thousands).

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity
Interest rate swaps - cash flow	$200,000	3.9925%	30-day LIBOR	December 13, 2010

12.          Notes Payable

Our notes payable was approximately $3.4 billion at September 30, 2008 as compared to $3.2 billion at December 31, 2007 and consists of borrowings and assumptions of debt related to our property acquisitions, as well as the credit facility we entered into in December 2007.  Each of our mortgage loans is collateralized by one or more of our properties.  At September 30, 2008, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.61%.  Of the $3.4 billion in notes payable at September 30, 2008, approximately $483.0 million represented debt subject to variable interest rates.  However, as a result of the interest rate swap agreements, $200.0 million of these borrowings effectively bear interest at fixed rates.  At September 30, 2008, our notes payable had maturity dates that ranged from July 2009 to October 2030.  As of the date of this filing, we have no scheduled loans due to mature in 2008 or 2009.  As of September 30, 2008, we had approximately $19.2 million in loans due to mature in 2009, but these loans were paid in full on October 21, 2008.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At September 30, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.  The following table summarizes our notes payable as of September 30, 2008 (in thousands):

Principal payments due in:
October 1, 2008 - December 31, 2008	$3,424
2009	32,455
2010	539,961
2011	564,763
2012	128,163
Thereafter	2,099,762
unamortized discount	(1,256)
Total	$3,367,272

13.          Convertible Debentures

                As of September 30, 2008, we had a liability for convertible debentures of approximately $75.5 million.  The balance reflects the remaining liability assumed in the acquisition of the subsidiaries of IPC for the convertible debentures that have not been converted. We have restricted cash on our balance sheet, totaling approximately $86.5 million, held by a trustee, which is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of conversions as required by the original indenture agreements. The convertible debentures are convertible at the option of the holder at a conversion price of $9.75 per unit.

14.          Stockholders’ Equity

Capitalization

As of September 30, 2008, we had 261,317,309 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings.  As of September 30, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At September 30, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.  Warrants to purchase 750,937 shares of common stock from the Initial Offering expired on February 19, 2008.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase price for redeemed shares is set forth in the prospectus for our Current Offering of common stock, as

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the nine months ended September 30, 2008, we have redeemed approximately 2.2 million shares for approximately $20.0 million.

Stock Plans

Our shareholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of September 30, 2008, we had issued to the independent members of the board of directors options to purchase 68,500 shares of our common stock at a weighted average exercise price of $9.35 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  The options were anti-dilutive to earnings per share for the periods ended September 30, 2008 and 2007.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  In August 2007, the declared distributions was reduced to a daily amount of $0.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.  On August 26, 2008, our board of directors declared distributions payable to the stockholders of record each day during the months of September, October and November 2008.  The declared distributions equal a daily amount of $0.0017808 per share of common stock.  If this rate was paid each day for a 365-day period, it would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRIP is recorded to equity when the shares are actually issued.  For both the nine months ended September 30, 2008 and 2007, distributions declared and recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units were approximately $0.2 million. Distributions declared and payable as of September 30, 2008 were approximately $13.7 million, which included approximately $6.3 million of cash distributions payable and approximately $7.4 million of DRIP distributions payable.

The following are the distributions declared during the nine months ended September 30, 2008 and 2007 (in thousands):

2008	Total	Cash	DRIP
1st Quarter	$33,168	$15,628	$17,540
2nd Quarter	35,280	16,623	18,657
3rd Quarter	39,590	18,199	21,391
Total	$108,038	$50,450	$57,588

2007
1st Quarter	$22,918	$11,607	$11,311
2nd Quarter	28,788	14,305	14,483
3rd Quarter	31,122	15,123	15,999
Total	$82,828	$41,035	$41,793

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.          Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with our Offerings and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, serves as the dealer manager for the Current Offering and receives commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with the Current Offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers are paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee is paid on purchases made pursuant to our DRIP.  In the Current Offering, Behringer Securities reallows all of its commissions to participating broker-dealers and reallows a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  During the nine months ended September 30, 2008, Behringer Securities’ commissions and dealer manager fees totaled approximately $35.8 million and approximately $13.0 million, respectively, and were recorded as a reduction of additional paid-in capital.  During the nine months ended September 30, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $48.3 million and approximately $17.7 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, receives up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with the Current Offering, except that no offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  At each balance sheet date, we estimate the total gross public offering proceeds expected to be received under the public offering and accrue the amount of organization and offering expense incurred by our advisor, as long as the amount spent by our advisor does not exceed 1.5% of gross offering proceeds expected to be raised.  During the nine months ended September 30, 2008 and 2007, offering expenses of approximately $7.8 million and approximately $10.6 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

In connection with the Current Offering, Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned approximately $11.5 million and approximately $0.7 million in acquisition and advisory fees for the investments we acquired for the nine months ended September 30, 2008 and 2007, respectively.  We capitalize these fees as part of our real estate, goodwill or investments in unconsolidated entities.

We have paid, and expect to pay in the future, HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  We expect these fees to equal to approximately 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $13.0 million and approximately $5.6 million in the nine months ended September 30, 2008 and 2007, respectively, for the services provided by HPT Management in connection with our real estate and investment properties. Property management fees associated with our sold properties are classified in discontinued operations.

In connection with the Current Offering, depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the nine months ended September 30, 2008, we incurred and expensed approximately $20.7 million of asset management fees as compared to approximately $9.0 million for the nine months ended September 30, 2007.  Asset management fees of approximately $1.0 million were waived for the nine months ended September 30, 2007.  Asset management fees associated with our sold properties are classified in discontinued operations.

We may reimburse Behringer Advisors for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of persons employed by these entities and performing services for us.  For the nine

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

months ended September 30, 2008 and 2007 we incurred and expensed approximately $0.4 million and $0.2 million, respectively, for these direct expenses and services.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred approximately $0.9 million in debt financing fees for the nine months ended September 30, 2008, and we incurred no debt financing fees for the nine months ended September 30, 2007.

At September 30, 2008 and December 31, 2007, we had payables to related parties of approximately $6.8 million and $8.2 million, respectively, each consisting primarily of management fees payable to HPT Management and commissions payable to Behringer Securities.  At September 30, 2008, we had no receivables from related parties.  As of December 31, 2007, we had approximately $1.0 million receivables from related parties consisting primarily of reimbursements due from HPT Management.

Behringer Advisors or their affiliates will be paid disposition fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of September 30, 2008, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

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

16.   Commitments and Contingencies

As of September 30, 2008, we had commitments of approximately $17.6 million for future tenant improvements and lease incentives.

We have a land purchase agreement for our One Oxmoor Place property located in Louisville, Kentucky under which we pay annual rental payments of approximately $0.3 million.  We are committed to purchase the land for approximately $5.4 million on or before December 31, 2008.  This liability is included in our other liabilities at December 31, 2007 and September 30, 2008.

Behringer Advisors or their affiliates will be paid disposition fees if the advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of September 30, 2008, assuming all conditions are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2008 and 2007: (in thousands):

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Interest paid, net of amounts capitalized	$132,782	$66,415
Income taxes paid	$2,605	$—

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$6,345	$5,637
Addition to investment in unconsolidated entities in accrued liabilities	2,512	—
Escrow deposit applied to purchase of real estate	1,000	—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$55,900	$40,092
Mortgage notes assumed	88,830	3,274
Mortgage notes assumed by purchaser	(26,827)	—
Financing costs in accrued liabilities	141	—
Cancellation of debt through transfer of real estate	25,698	—
Recapture of minority interest in lieu of note	844	—

18.          Discontinued Operations

On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  On June 5, 2008, we transferred 11 Stanwix Street to the lender associated with the property.  On August 1, 2008, we sold 2383 Utah, located in El Segundo, California, to an unaffiliated third party for a contract sale price of approximately $35.0 million.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Rental revenue	$242	$1,482	$4,970	$7,633

Expenses
Property operating expenses	(347)	190	1,879	508
Interest expense	101	291	2,151	861
Real estate taxes	28	204	697	616
Property and asset management fees	17	107	343	308
Depreciation and amortization	103	499	2,410	3,484
Total expenses	(98)	1,291	7,480	5,777

Income (loss) from discontinued operations	$340	$191	$(2,510)	$1,856

*****

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity at risk compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.

Investments in Unconsolidated Entities

As of September 30, 2008, the “Investments in unconsolidated entities” on our balance sheet includes our undivided TIC interests in four office buildings and our non-controlling 60% interest in the Wanamaker Building. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN No. 46R and do not meet the voting interest requirements required for consolidation under AICPA SOP 78-9 “Accounting for Investments in Real Estate Ventures,” and EITF 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.”

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

For our unconsolidated real estate properties, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken in 2008 or 2007, but we may experience impairments of our real estate properties in the future.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments which could be material to our financial statements.

Overview

We are externally managed and advised by Behringer Advisors, LLC (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer Harvard Operating Partnership I LP (“Behringer OP”).

During the nine months ended September 30, 2008, we purchased three properties located in Houston, Texas and we increased our ownership interests in three of our TIC properties: Minnesota Center, the Colorado Building and Travis Tower.  During the nine months ended September 30, 2008, we disposed of 9100 Mineral Circle located in Englewood, Colorado, 11 Stanwix Street located in Pittsburg, Pennsylvania and 2383 Utah located in El Segundo, California.  Enclave on the Lake, a property located in Houston, Texas in which we held a 36.31% TIC interest that was accounted for using the equity method of accounting, was also sold during the nine months ended September 30, 2008.  As of September 30, 2008, we owned, directly or indirectly, a portfolio of 74 office properties located in 23 states and the District of Columbia and our portfolio was approximately 91.6% leased.

Offering

We extended our offering through October 31, 2008.  All subscriptions from individuals, joint accounts and trusts must have been received in good order by our transfer agent no later than October 31, 2008.  However, in response to the challenges arising from current market conditions, including liquidity and trade settlement delays related to certain money market sweep accounts, in cases where fund transfers are delayed due to frozen or restricted money market accounts, we will accept those subscriptions received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.  In addition, all subscriptions made through an IRA, Roth

IRA, SEP, 401(k) or other qualified accounts must be received in good order by our transfer agent no later than December 31, 2008, provided that the subscription application must be signed and dated no later than October 31, 2008.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 reflect significant increases in most categories due to the growth of our portfolio of properties.  For the remainder of 2008, management expects increases in most categories as we begin to realize the full year impact of our 2007 and 2008 acquisitions.

Three months ended September 30, 2008 as compared to three months ended September 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2008 was generated by our consolidated real estate properties and was approximately $156.0 million as compared to approximately $69.3 million for the three months ended September 30, 2007.  Approximately $74.6 million of the $86.7 million increase over the prior year was attributable to properties acquired subsequent to October 1, 2007.  Rental revenue for the three months ended September 30, 2008 also included approximately $11.8 million in lease termination fees related to the early lease terminations by tenants at our Burnett Plaza property.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2008 were approximately $42.8 million as compared to approximately $16.3 million for the three months ended September 30, 2007 and were comprised of property operating expenses incurred at our consolidated real estate properties.  Approximately $25.3 million of the $26.5 million increase over the prior year was primarily attributable to properties acquired subsequent to October 1, 2007.

Interest Expense.  Interest expense for the three months ended September 30, 2008 was approximately $49.0 million as compared to approximately $22.8 million for the three months ended September 30, 2007 and was comprised of interest expense and amortization of deferred financing fees related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility.  The $26.2 million increase is primarily due to our notes payable increasing from $1.6 billion at September 30, 2007 to $3.4 billion at September 30, 2008.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2008 were approximately $18.1 million as compared to approximately $9.8 million for the three months ended September 30, 2007 and were comprised of real estate taxes from our consolidated real estate properties. The $8.3 million increase over the prior year was primarily attributable to properties acquired subsequent to October 1, 2007.

Property Management Fees. Property management fees for the three months ended September 30, 2008 were approximately $4.2 million as compared to approximately $2.0 million for the three months ended September 30, 2007 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $2.2 million increase over the prior year was primarily attributable to properties acquired subsequent to October 1, 2007.

Asset Management Fees. Asset management fees for the three months ended September 30, 2008 were approximately $7.0 million as compared to approximately $2.3 million for the three months ended September 30, 2007 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $4.7 million increase over the prior year was primarily attributable to asset management fees incurred for properties acquired subsequent to October 1, 2007.  In addition, asset management fees of approximately $1.0 million were waived for the three months ended September 30, 2007, and no asset management fees were waived for the three months ended September 30, 2008.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2008 was approximately $2.1 million as compared to approximately $0.8 million for the three months ended September 30, 2007 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of our advisor.  The $1.3 million increase is primarily due to increases in legal, financial reporting and printing expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2008 was approximately $67.9 million as compared to approximately $31.7 million for the three months ended September 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $36.2 million increase over the prior year was primarily attributable to properties acquired subsequent to October 1, 2007.  Depreciation and amortization for the three months ended September 30, 2008 also included approximately $2.7 million in write offs of lease intangibles related to early lease terminations at our Burnett Plaza property.

Interest Income. Interest income for the three months ended September 30, 2008 was approximately $2.2 million as compared to approximately $8.9 million for the three months ended September 30, 2007, and was comprised of interest income associated with funds on deposit at banks and our investments in variable rate demand notes.  The $6.7 million decrease from the prior year is primarily due to reduced interest rates and reduced cash balances on deposit.  At September 30, 2008 we had a cash balance of approximately $361.8 million and investments of approximately $80.0 million in variable rate demand notes.  At September 30, 2007 we had a cash balance of approximately $697.2 million.

Gain on sale of assets.   Gain on sale of assets for the three months ended September 30, 2008 was approximately $5.1 million resulting from the sale of our TIC investment in Enclave on the Lake.  There was no gain on sale of assets for the three months ended September 30, 2007.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended September 30, 2008 was approximately $0.1 million as compared to approximately $1.3 million for the three months ended September 30, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $1.2 million decrease from the prior year is primarily due to losses at Travis Tower and losses at the Wanamaker Building, a property we acquired in December 2007 as part of our acquisition of IPC.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008, in June 2008 we transferred 11 Stanwix Street to the lender associated with that property, and in August 2008 we sold 2383 Utah.  For the three months ended September 30, 2008, we had income from discontinued operations of approximately $0.3 million as compared to approximately $0.2 million for the three months ended September 30, 2007.

Gain on sale of discontinued operations.  We recognized a gain on sale of discontinued operations of approximately $8.7 million in the three months ended September 30, 2008, comprised of approximately $9.1 million from the sale of 2383 Utah, partially offset by a reduction of the gain on the sale of 9100 Mineral Circle of approximately $0.4 million.  There was no gain on sale of discontinued operations for the three months ended September 30, 2007.

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2008 was generated by our consolidated real estate properties and was approximately $451.7 million as compared to approximately $205.4 million for the nine months ended September 30, 2007.  Approximately $217.5 million of the $246.3 million increase over the prior year was attributable to properties acquired in 2007 and 2008.  Rental revenue for the nine months ended September 30, 2008 also included approximately $24.2 million in lease termination fees related to early lease terminations at our Burnett Plaza property.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2008 were approximately $120.0 million as compared to approximately $48.1 million for the nine months ended September 30, 2007 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $70.0 million of the $71.9 million increase over the prior year was attributable to properties acquired in 2007 and 2008.

Interest Expense.  Interest expense for the nine months ended September 30, 2008 was approximately $142.8 million as compared to approximately $67.6 million for the nine months ended September 30, 2007 and was comprised of interest expense and amortization of deferred financing fees related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility.  The $75.2 million increase is primarily due to our notes payable increasing from $1.6 billion at September 30, 2007 to $3.4 billion at September 30, 2008.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2008 were approximately $57.8 million as compared to approximately $29.5 million for nine months ended September 30, 2007 and were comprised of real estate taxes from our consolidated real estate properties. The $28.3 million increase over the prior year was primarily attributable to properties acquired in 2007 and 2008.

Property Management Fees. Property management fees for the nine months ended September 30, 2008 were approximately $12.9 million as compared to approximately $6.1 million for the nine months ended September 30, 2007 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $6.8 million increase over the prior year was primarily attributable to properties acquired in 2007 and 2008.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2008 were approximately $20.5 million as compared to approximately $8.7 million for the nine months ended September 30, 2007 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $11.8 million increase over the prior year was primarily attributable to properties acquired in 2007 and 2008.  In addition, asset management fees of $1.0 million were waived for the nine months ended September 30, 2007, and no asset management fees were waived for the nine months ended September 30, 2008.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2008 was approximately $4.9 million as compared to approximately $1.8 million for the nine months ended September 30, 2007 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $3.1 million increase is primarily due to increases in legal, financial reporting and printing expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2008 was approximately $203.9 million as compared to approximately $93.4 million for the nine months ended September 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately $102.50 million of the $110.5 million increase over the prior year was attributable to properties acquired in 2007 and 2008.  Depreciation and amortization for the nine months ended September 30, 2008 also included approximately $7.7 million in write offs of lease intangibles related to early lease terminations at our Burnett Plaza property.

Interest Income. Interest income for the nine months ended September 30, 2008 was approximately $4.9 million as compared to approximately $18.4 million for the nine months ended September 30, 2007, and was comprised of interest income associated with funds on deposit at banks and our investments in variable rate demand notes.  The $13.5 million decrease from the prior year is primarily due to reduced interest rates and reduced cash balances on deposit.  At September 30, 2008 we had a cash balance of approximately $361.8 million and investments of approximately $80.0 million in variable rate demand notes.  At September 30, 2007 we had a cash balance of approximately $697.2 million.

Gain of sale of assets.   Gain on sale of assets for the nine months ended September 30, 2008 was approximately $5.3 million and was comprised of approximately $5.1 million from the sale of our TIC investment in Enclave on the Lake and approximately $0.2 million from the sale of a land easement at our Ashford Perimeter property.  There was no gain on sale of assets for the nine months ended September 30, 2007.

 Equity in Earnings of Investments.  Equity in earnings of investments for the nine months ended September 30, 2008 was approximately $1.1 million as compared to $4.1 million for the nine months ended September 30, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.0 million decrease from prior year is primarily due to net losses at Travis Tower and net losses the Wanamaker Building, a property we acquired in December 2007 as part of our acquisition of IPC.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008, in June 2008 we transferred 11 Stanwix Street to the lender associated with that property, and in August 2008 we sold 2383 Utah.  For the nine months ended September 30, 2008, we had a loss from the discontinued operations of approximately $2.5 million as compared to income from discontinued operations of approximately $1.9 million for the nine months ended September 30, 2007.  The income from discontinued operations for the nine months ended September 30, 2007 includes an approximately $3.9 million lease termination fee received at 9100 Mineral Circle.

Gain on sale of discontinued operations.  We recognized a gain of approximately $16.0 million during the nine months ended September 30, 2008 for the sales of 9100 Mineral Circle and 2383 Utah.  There was no gain on sale of discontinued operations for the nine months ended September 30, 2007.

Cash Flow Analysis

Due to the increase in the size of our portfolio, cash flows for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, reflect significant differences in most categories.

Nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

Cash flows provided by operating activities for the nine months ended September 30, 2008 were approximately $59.2 million and were primarily comprised of the net loss of approximately $86.3 million and changes in working capital of approximately $26.4 million adjusted for depreciation and amortization of approximately $204.0 million.  During the nine months ended September 30, 2007, cash flows provided by operating activities were approximately $57.9 million and were primarily comprised of the net loss of approximately $26.0 million adjusted for depreciation and amortization of approximately $93.9 million.

Cash flows used in investing activities for the nine months ended September 30, 2008 were approximately $308.7 million and were primarily comprised of the purchases of real estate of approximately $233.1 million and approximately $80.0 million in investment in variable rate demand notes.  During the nine months ended September 30, 2007, cash flows used by investing activities were approximately $74.4 million and were primarily comprised of purchases of real estate and TIC interests and additions of property and equipment, partially offset by a reduction in restricted cash.

Cash flows provided by financing activities for the nine months ended September 30, 2008 were approximately $516.3 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $443.8 million and proceeds from our credit facility of approximately $280.0 million, partially offset by payments on notes payable of approximately $147.5 million and distributions to our stockholders of approximately $50.2 million.  Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  During the nine months ended September 30, 2007, cash flows provided by financing activities were approximately $588.8 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $630.6 million, partially offset by distributions to our shareholders of approximately $40.2 million.

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

Our calculations of FFO for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(18,832)	$(6,133)	$(86,315)	$(26,021)

Preferred stock dividends	—	—	—	—
Real estate depreciation and amortization (1)	71,854	34,330	218,330	103,332
Minority interest (2)	(505)	—	(1,632)	—
Gain on sale of depreciable real estate (3)	(13,779)	—	(21,113)	—
Funds from operations (FFO)	$38,738	$28,197	$109,270	$77,311

Weighted average shares	245,832	188,347	226,829	161,693

(1)                This represents the depreciation and amortization expense of the properties we consolidate and our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

(2)                Reflects the minority interest adjustment for the third-party partners’ proportionate share of the real estate depreciation and amortization and adjustment for the limited partnership interests issued by Behringer OP to third parties.

(3)                Includes the sale of 9100 Mineral Circle, 2383 Utah and Enclave on the Lake.

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

•                  Straight-line rental revenue of approximately $21.9 million and $15.7 million was recognized for the nine months ended September 30, 2008 and 2007, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $10.9 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively;

•                  Amortization of lease incentives of approximately $1.2 million and $0.9 million was recognized as a decrease to rental revenues for the nine months ended September 30, 2008 and 2007, respectively;

•                  Bad debt expense of approximately $1.9 million and $0.1 million was recognized for the nine months ended September 30, 2008 and 2007, respectively; and

•                  Amortization of deferred financing costs and interest rate mark to market adjustments of approximately $6.8 million and $1.6 million was recognized as interest expense for the nine months ended September 30, 2008 and 2007, respectively.

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

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in earnings of investments, minority interest, income taxes, discontinued operations and the gains on sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net loss has been provided in accordance with GAAP.  Our calculations of NOI for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

		Three months ended September 30,		Nine months ended September 30,
		2008	2007	2008	2007
Rental revenue		$156,031	$69,266	$451,726	$205,393

Operating expenses:
	Property operating expenses	42,826	16,333	120,043	48,140
	Real estate taxes	18,147	9,791	57,848	29,485
	Property management fees	4,242	1,990	12,884	6,088
Total operating expenses		65,215	28,114	190,775	83,713

Net operating income		$90,816	$41,152	$260,951	$121,680

Reconciliation to Net loss
Net operating income		$90,816	$41,152	$260,951	$121,680

Less:	Depreciation and amortization	(67,932)	(31,662)	(203,858)	(93,406)
	General and administrative expense	(2,090)	(784)	(4,893)	(1,831)
	Interest expense	(49,035)	(22,813)	(142,827)	(67,642)
	Asset management fees	(6,965)	(2,265)	(20,502)	(8,739)
	Minority interest	247	—	767	—
	Provision for income taxes	(379)	(93)	(824)	(398)
Add:	Interest income	2,247	8,850	4,937	18,387
	Gain on sale of assets	5,068	—	5,253	—
	Income (loss) from discontinued operations	340	191	(2,510)	1,856
	Gain on sale of discontinued operations	8,711	—	16,045	—
	Equity in earnings of investments	140	1,291	1,146	4,072
Net loss		$(18,832)	$(6,133)	$(86,315)	$(26,021)

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for the acquisition and development of real estate-related assets, capital improvements, to pay operating expenses and distributions, and to pay principal and interest on our outstanding indebtedness.  Generally, cash needs for items other than the acquisition and development of real estate-related assets are expected to be met from operations and financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and offering proceeds.  Cash needs for real-estate related asset acquisitions are expected to be met from the net proceeds of the Current Offering and borrowings.  However, there may be a delay between the sale of our shares and our purchase of real-estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could yield lower returns than our targeted investments in real-estate related assets.  These lower returns may affect our ability to make distributions or the amount actually distributed.

The recent turbulent financial markets and disruption in the banking system have created a severe lack of credit and a rising cost of any available debt.  Fortunately, we have extremely limited exposure to the currently malfunctioning credit markets.  As of September 30, 2008, of our $3.4 billion in debt, 91.7% is long-term fixed rate debt, inclusive of $200.0 million of debt associated with our term loan under the credit agreement, which has an interest rate hedged against rises in interest costs.  As of the date of this filing, we have no scheduled loans due to mature in 2008 or 2009.  As of September 30, 2008, we had approximately $19.2 million in loans due to mature in 2009, but these loans were paid in full on October 21, 2008.  We have no exposure to money market mutual funds, and we have diversified our cash and cash equivalents amongst several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At September 30, 2008, our portfolio was approximately 91.6% leased and we collected 99% of our accounts receivable from tenants for the third quarter of 2008, a good indication of credit quality and stability.  We can provide no assurance that these trends will continue in the future.  Of our financial services tenants, Bank of America represents our largest tenant occupying approximately 750,000 square feet.  Other large tenants in our portfolio include Nokia, the U.S. General Services Administration, Federated Department Stores and Fifth Third Bank.

Notes Payable

At September 30, 2008, we had notes payable of approximately $3.4 billion consisting of borrowings and assumptions of debt related to our property acquisitions and borrowings under our credit facility.  Each of our loans is collateralized by one or more of our properties.  At September 30, 2008, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with a weighted average interest rate of approximately 5.61%.  Of the $3.4 billion in notes payable at September 30, 2008, approximately $483.0 million represented debt subject to variable interest rates.  However, as a result of the interest rate swap agreements, $200.0 million of these borrowings effectively bears interest at fixed rates.  At September 30, 2008, our notes payable had maturity dates that ranged from July 2009 to October 2030.  Our loan agreements generally require us to comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At September 30, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness upon maturity.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees.

On December 11, 2007, Behringer OP entered into a secured credit agreement providing for up to $500 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allows Behringer OP to borrow up to $300 million of revolving loans and up to $200 million in a secured term loan.  Subject to Lenders’ approval and payments of certain activation fees to the Agent and Lenders, the amount of the revolving loans may be increased up to $600 million.  In addition to our use of the proceeds of the credit facility to pay approximately $340.0 million of the purchase price and closing costs of acquiring the subsidiaries of IPC, we are using the facility for general corporate and working capital purposes.  The Company is a guarantor of the credit facility.

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

Loans under the credit facility bear interest at an annual rate that is equal to either (1) the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans were initially 0.5% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 0.5% to 0%; the applicable margin for LIBOR loans was initially 2.0% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 2.0% to 1.5%.  Behringer OP has the right to prepay the outstanding amount of any revolving loans or term loan under the credit facility, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1 million.  However, prepaying the term loan prior to December 11, 2008 requires Behringer OP to pay a fee equal to fifty basis points of the amount of the term loan being prepaid.  As of September 30, 2008, there was approximately $200.0 million outstanding under the term loan and approximately $280.0 million outstanding under the revolving loans.  As of September 30, 2008, as a result of the interest rate swap agreements, the term loan effectively bears interest at a fixed rate of approximately 5.79%, and the average interest rate on the revolving loans was approximately 4.82%.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  The board’s decisions are influenced, in substantial part, by the requirements necessary to maintain our REIT status.   Until we generate sufficient funds from operations to fully fund the payment of distributions, we have and will continue to pay some or all of our distributions from other sources. We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and offering proceeds.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

We expect to fund our short-term liquidity requirements by using the net proceeds realized from our offering, short-term borrowings and cash flow from the operations of our current investments.  Operating cash flows are expected to increase as additional real estate assets are added to the portfolio.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The distributions declared to common stockholders during the nine months ended September 30, 2008 and 2007 were approximately $107.8 million and $82.6 million, respectively.  FFO exceeded distributions declared for the nine months ended September 30, 2008 by approximately $1.4 million.  Distributions declared exceeded FFO for the nine months ended September 30, 2007 by approximately $5.3 million.  Accordingly, for the nine months ended September 30, 2008 and 2007, 100.0% and approximately 93.6%, of the distributions declared were funded from FFO.  For both the nine months ended September 30, 2008 and 2007, distributions declared and recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units were approximately $0.2 million.  Cash amounts distributed to stockholders in excess of FFO were funded from our borrowings and proceeds of the Current Offering.

Distributions for the nine months ended September 30, 2008 and 2007 were as follows:

	Distributions	Distributions
2008	Declared	Paid
1st Quarter	$33,168	$32,617
2nd Quarter	35,280	34,839
3rd Quarter	39,590	37,846
Total	$108,038	$105,302

2007
1st Quarter	22,918	21,669
2nd Quarter	28,788	27,028
3rd Quarter	31,122	31,192
Total	$82,828	$79,889

Operating performance cannot be accurately predicted due to numerous factors, including our ability to invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See “Funds from Operations” on Page 32 for a reconciliation of our net loss to FFO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively lock the interest rate portion of our variable rate debt.

Of our approximately $3.4 billion in notes payable at September 30, 2008, approximately $283.0 million represented debt bearing interest at variable rates; excluding the approximately $200.00 term loan under the credit agreement, which has an interest rate hedged against rises in interest costs.  If our variable interest rates increased 100 basis points, we estimate that total annual interest expense would increase by approximately $2.8 million.  As a result of the interest rate swap agreements, the $200.0 million term loan effectively bears interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $4.2 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $4.1 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.         Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Your investment may be subject to additional risks if we make international investments.

We may purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  The experience of our advisor and its affiliates with respect to investing in real estate assets located outside the United States is not as extensive as it is with respect to investments in the United States.  These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following additional risks:

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the FDIC generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At September 30, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  The purchase prices for redeemed shares are set forth in the prospectus for our Current Offering of common stock, as supplemented from time to time.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.  During the quarter ended September 30, 2008, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
July 2008	—	$—	—	(1)
August 2008	710,940	$8.97	710,940	(1)
September 2008	—	$—	—	(1)

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

BEHRINGER HARVARD REIT I, INC.

Dated: November 14, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1

Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Exhibit 3.1 to Registrant’s Post Effective Amendment No. 9 to Registration Statement on Form S-11 filed on July 24, 2008)

3.2	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 22, 2006)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.2

Distribution Reinvestment Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.3

Automatic Purchase Plan of the Registrant, effective as of October 23, 2006 (previously filed and incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-11 filed on October 4, 2006)

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Second Amendment to the Fifth Amended and Restated Property Management Agreement, dated August 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on August 13, 2008)

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