Form 10-K
period 2008-12-31
BEHRINGER HARVARD REIT I INC
filed 2009-03-31
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

While there is no established market for the registrant’s shares of common stock, the registrant has completed a second follow-on offering of its shares of common stock pursuant to a registration statement on Form S-11. In each of its primary offerings, the registrant has sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 233,060,795.

As of March 13, 2009, the registrant had 291,465,075 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BEHRINGER HARVARD REIT I, INC.

FORM 10-K

Year Ended December 31, 2008

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.            Business.

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. We acquire and operate institutional quality real estate. We completed our first property acquisition in October 2003 and, as of December 31, 2008, we owned interests in 74 office properties located in 23 states and the District of Columbia.

We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company that was organized in June 2007. Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. Prior to June 30, 2007, we were advised by Behringer Advisors LP, a Texas limited partnership, which was merged into Behringer Advisors solely to change the type of entity.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP”). Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP. Our direct and indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners holding substantially all of Behringer OP.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1605. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

2008 Highlights

During the year ended December 31, 2008, we added management depth to support our operations by identifying experienced talent from within the Behringer Harvard organization, and also by adding experienced and well respected real estate professionals from the REIT industry. More specifically, Mr. Robert S. Aisner was promoted to chief executive officer and Mr. Thomas F. August was elected to serve as our chief operating officer. In addition, Messrs. Michael A. Ernst and Scott W. Fordham joined our advisor and Gerald D. Oliver, Jr. joined our property manager. Also during 2008, we completed the third and final primary public offering of our common stock.

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

Acquisition and Investment Policies

We acquire and operate institutional quality real estate. In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, with highly creditworthy commercial tenants. To date, we have focused all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States. Our management and members of our board of directors have extensive experience in investing in numerous types of properties. Thus, we also may acquire institutional quality industrial, retail, hospitality, multifamily and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions. We also may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common (“TIC”) interests, including those previously issued by programs sponsored by Behringer Harvard Holdings or its affiliates, or in entities that make investments similar to the foregoing. Although our investments to date have been located in the United States, we also may invest in real estate assets located outside the United States. Our investment strategy is intended to provide investors with a geographically diversified portfolio of real estate assets.

We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Advisors or other persons.

As of December 31, 2008, we owned interests in 74 properties located in 23 states and the District of Columbia. As of December 31, 2008, the properties in which we own an interest were approximately 91.2% leased on a weighted average basis.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets. Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested substantially all of our capital raised in the primary portion of our public offerings, at which point our board of directors also may consider any unrealized change in value of our real estate assets, as determined by Behringer Advisors in its sole discretion, when evaluating compliance with our policy limitation. We typically borrow, and expect to continue borrowing, more than 55% of the contract purchase price of any real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable. In making this determination, our board considers relevant financial factors, particularly whether borrowing additional amounts are expected to be accretive to returns related to the particular portfolio investment. As of December 31, 2008, we have borrowed approximately 54% of the aggregate value of our assets and, on average, approximately 65% of the contract purchase price of each acquired real estate asset. These percentage amounts would increase if we use any unencumbered real estate assets to secure additional borrowings or borrow additional amounts on currently encumbered assets. Our board of directors must review our aggregate borrowings at least quarterly.

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income to our stockholders on an annual basis. We currently intend to make distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition and other factors that our board deems relevant. The board’s decisions also are influenced in substantial part by the requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended (the “Code”).

Distributions are paid to investors who are stockholders as of the record dates selected by our board of directors. There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions as they may be established or maintain distributions at any particular level, or that distributions will increase over time. Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $ 10.00 Per share Purchase Price*
4th Qtr. 2003	$0.1764376 per share	7%
Fiscal Year 2004	$0.6999970 per share	7%
Fiscal Year 2005	$0.6999970 per share	7%
Fiscal Year 2006	$0.6999970 per share	7%
Fiscal Year 2007	$0.6706516 per share	6.7%
Fiscal Year 2008	$0.6384016 per share	6.4%
1st Qtr. 2009	$0.1620528 per share	6.5%

* The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the percentage noted, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share or acquired in connection with our 10% stock dividend.

Public Offerings

We have completed three public offerings of our common stock. As of December 31, 2008, the close of our third primary public offering, we had raised a total of approximately $2.8 billion of gross offering proceeds as a result of these offerings (inclusive of distribution reinvestments and redemptions). On January 5, 2009, we commenced a public offering of up to 60,000,000 shares of common stock offered at a price of $9.50 per share under our Distribution Reinvestment Plan, or “DRIP” pursuant to a Registration Statement on Form S-3 filed under the Securities Act. We are offering shares under our DRIP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.

As of December 31, 2008, we had 288,807,752 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings. Net proceeds after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $2.5 billion.

Tax Status

We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified since the year ended December 31, 2004. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. As of December 31, 2008, and the date of this filing, we believe we are in compliance with all applicable REIT requirements.

We intend to elect for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ending December 31, 2008. IPC (US), Inc. is our indirect wholly-owned subsidiary that we acquired December 12, 2007 as part of our acquisition of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”).

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

Employees

We have no employees. The employees of Behringer Advisors and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, operating, acquiring, developing, investing in and disposing of real estate assets. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC a registration statement in connection with our current DRIP offering. Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or from the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.         Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse affect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•                                          any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•                                          an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved, in advance, the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may condition its approval on compliance, at or after the time of approval, with any terms and conditions determined by the board.

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

These super-majority voting requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Control Shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of Control Shares, subject to certain exceptions. The Control Share Acquisition Act does not apply to (1) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) acquisitions approved or exempted by our charter or bylaws. Our bylaws exempt any acquisition by any person of shares of our common stock from the Control Share Acquisition Act.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended, based on exclusions that we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate assets or real estate-related assets. The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption. Mortgaged-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

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

Our board of directors determines our major policies, including those regarding investment policies and strategies, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders.

We may not successfully provide stockholders with a liquidity event.

We anticipate providing our stockholders with a liquidity event by listing our common stock on a national securities exchange or selling our assets and distributing the proceeds to our stockholders. Our board is not required to consider the process of listing or liquidation prior to February 2013, subject to then prevailing market conditions. Market conditions and other factors could cause us to delay a liquidity event beyond this period and to defer a stockholder vote or any liquidation event indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares will continue to be illiquid.

Your percentage interest in Behringer Harvard REIT I will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,000,000 shares of capital stock, of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 17,500,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without obtaining stockholder approval. Shares may be issued in the discretion of our board of directors. The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our property management company, or their affiliates, (6) issue shares to our advisor, HPT Management Services LP (“HPT Management”) or their successors or assigns, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer OP. In addition, the partnership agreement for Behringer OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into, or cause the exchange or conversion of their interest for interests of, Behringer OP. Because the limited partnership interests of Behringer OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders. Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Until we generate sufficient cash flow from operations to make distributions to our stockholders, we may make distributions from other sources, which may negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition and other factors that our board deems relevant. Actual cash available for distribution may vary substantially from estimates. In addition, to the extent we invest in development or redevelopment projects, or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted. If cash flow from operations is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our advisor and its affiliates may agree, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders. To the extent distributions are paid from financing activities, we will have less money available to invest in properties or other real estate-related investments, which may negatively impact our ability to achieve our investment objectives.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our current share redemption program, as approved by our board of directors, limits the amount of shares that may be redeemed in any given twelve-month period and the price at which the shares may be redeemed. Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, stockholders generally must have held their shares for a period of one year prior to submitting a redemption request. Finally, our board of directors, in its sole discretion, may amend, suspend or terminate our share redemption program at any time it determines that doing so is in our best interest, or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the program are needed for other purposes. On March 24, 2009, our board suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care, therefore reducing the potential liquidity of a stockholder’s investment.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies. The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may have the following consequences:

•                                          the financial condition of our tenants, many of which are financial, legal and other professional firms, may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•                                          significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•                                          our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•                                          reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•                                          the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

•                                          one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions or that the amount of distributions will increase over time.  If the conditions continue, our board may determine to reduce our current distribution rate in order to conserve cash.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the FDIC generally only insures limited amounts per depositor per insured bank. Through December 31, 2009, the FDIC is insuring up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories. (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.) At December 31, 2008, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to distribute or invest.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the net proceeds of our public offerings have been, or will be, used to make investments in real estate and real estate-related assets, to pay various fees and expenses related to the public offerings and to pay a portion of any distributions we make. Thus, our ability to fund future investments or capital needs will depend on our ability to borrow or to generate additional cash flows from operations. We establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of reserves in excess of our established capital reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that additional funding will be available to us for potential capital needs in the future. If we do not have sufficient reserves or generate sufficient cash from operations to fund capital improvements throughout the life of the investment in a property, we may be required to defer necessary improvements to the property which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations and ability to pay distributions may be negatively impacted.

We may suffer from delays in selecting, acquiring and developing suitable properties.

Even if we are able to access sufficient capital, we may suffer from delays in deploying capital into properties or other real estate assets or in realizing a return on the capital we invest.  Delays may occur, for example, as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements for certain acquisitions and our reliance on our advisor, Behringer Advisors, and its affiliates to identify investment opportunities given that the employees of these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor.  In addition, as a result of recent disruptions in the U.S. credit markets, negotiations regarding the value and price of investment opportunities are unusually challenging, which may delay, and potentially prevent, the closing of an acquisition. Further, our investments may not yield immediate returns.  For example, properties acquired prior to the start of construction or development or during the early stages of construction or development typically do not generate income for some period of time.  Further, pending investing in real estate assets, we may invest capital in short-term, highly-liquid investments.  These short-term investments typically yield less than investments in commercial real estate and our distribution rate.

We may have to make decisions on whether to invest in certain properties without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to completing our analysis and due diligence on property acquisitions.  In these cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, there is no assurance that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment.  In addition, our advisor and board of directors expect to rely upon independent consultants in connection with evaluating proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by these independent consultants.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our ability to achieve our investment objectives depends, to a significant degree, upon the continued contributions of our executive officers and other key personnel of Behringer Advisors and HPT Management and their affiliates. We do not have employment agreements with our executive officers.  Although several of our executive officers have entered into employment agreements with affiliates of Behringer Advisors, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that they will remain affiliated with our advisor.  We believe that our future success depends, in large part, on the ability of Behringer Advisors and HPT Management and their affiliates to hire and retain highly-skilled managerial, operating and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that Behringer Advisors and HPT Management and their affiliates will be successful in attracting and retaining skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships is important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining these strategic relationships. If we lose or are unable to obtain the services of our executive officers and other key personnel of Behringer Advisors and HPT Management and their affiliates, or do not establish or maintain the necessary strategic relationships, our ability to implement our investment strategy could be delayed or hindered.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders will be reduced, and we could incur other significant costs associated with being self-managed.

At some point in the future, we may consider internalizing the functions performed for us by our advisor and property manager.  The method by which we could internalize these functions could take many forms, although the method or cost of internalizing cannot be determined or estimated at this time.  If we acquired our advisor and property manager as part of an internalization, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  For example, we could acquire the advisor and property manager through a merger in which we issue shares of our common stock for all of the outstanding common stock or assets of these entities.  Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction and may not be accretive.  Further, issuing promissory notes could reduce our net income, cash flow from operations and our ability to make distributions to you particularly if internalizing these functions does not produce cost savings.  There is no assurance that internalizing our management functions will be beneficial to us and our stockholders.  For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates.  In addition, we may not be able to effect an internalization plan that enables us to retain all of the employees of our advisor or property manager or to maintain a relationship with our sponsor.  Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation.  Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate or to pay distributions.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and advisor are limited.

Our charter states that we may indemnify our directors, our officers, our employees, our agents and our advisor and its affiliates for losses or liability they may suffer so long as the person seeking indemnity has determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and Behringer Advisors and its affiliates, even if their conduct causes a loss to us.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or Behringer Advisors in some cases.

Your investment may be subject to additional risks if we make international investments.

We may purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  The experience of our advisor and its affiliates with respect to investing in real estate assets located outside the United States is not as extensive as it is with respect to investing in the United States.  Foreign investments are subject to many of the same risks as domestically located properties as well as additional risks such as:

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

•                                          changes in relative interest rates;

•                                          changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•                                          the fact that our REIT status is not recognized in foreign countries, and any income or gains from foreign sources will be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•                                          any tax planning may be defeated by changes in foreign tax laws without any offsetting benefit to us or our stockholders;

•                                          lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);

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

We may have increased exposure to liabilities from litigation as a result of any participation in Section 1031 TIC transactions.

Many of our acquisitions of TIC interests were structured to qualify for like-kind exchange treatment under Section 1031 of the Code and we, through our affiliates, may continue to enter into Section 1031 TIC transactions in the future.  These transactions, referred to herein as “Section 1031 TIC Transactions,” are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code, including single member limited liability companies or similar entities (referred to as “Behringer Harvard Exchange Entities”).  We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions.  Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing:  (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which TIC interests are to be sold; or (3) we will provide security for the guarantee of such bridge loans.

Although our participation in Section 1031 TIC Transactions has certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause these transactions not to achieve their intended purpose.  Furthermore, the Internal Revenue Service, or “IRS,” may determine that the sale of TIC interests is a “prohibited transaction” under the Code, which would cause all of the gain we realize from the sale to be taxed with none of the gain available for distribution to our stockholders.  The IRS also may audit the purchasers of TIC interests and successfully challenge the qualification of the transaction as a like-kind exchange.  In certain Section 1031 TIC Transactions, we could receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 participants because of our affiliation with sponsors of these transactions.  We also may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 participants in connection with Section 1031 TIC Transactions in which we directly sell TIC interests.  In addition, as a seller of TIC interests, we would be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 participants relating to the respective Section 1031 TIC Transaction.  Any alleged failure by us to comply with these requirements could expose us to risks of litigation and could require us to expend funds defending claims brought against us.

We have acquired, and may continue to acquire, certain properties in the form of TIC or other co-tenancy arrangements.  Therefore, we are subject to risks associated with co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

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

•                                          changes in supply of, or demand for, similar or competing properties in an area;

•                                          ability to collect rent from tenants;

•                                          changes in interest rates and availability of permanent mortgage funds, that may render the sale of a property difficult or unattractive;

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

Increasing vacancy rates resulting from recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of our real property investments.

The revenues generated by our real property investments, particularly properties occupied by a single tenant, depend on the financial stability of the tenants.  Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increased tenant delinquencies and defaults under leases, which has resulted in increasing vacancy rates for certain classes of commercial property, including office properties.  Business failures and downsizings also have led to reduced demand for office space, as well as potential oversupply of rentable space, which could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies at our properties, beyond those anticipated at the time we acquired the properties. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of our properties, and the value of our real property investments could decrease below the amounts we paid for these investments.  Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.  The resale value of our properties ultimately may be diminished because the market value of a particular property will depend, in part, upon the cash flow generated by the property.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We may be unable to secure funds for future tenant improvements.

We may be required to expend substantial funds to improve or refurbish leaseable space either to maintain existing tenants or to attract new tenants.  Although we have established reserves for capital improvements, these reserves may not be sufficient which would require us to seek funds from other sources.  We cannot assure you that sufficient financing will be available or, if available, will be available on terms acceptable to us, if at all.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available to use for tenant improvements.  Additional borrowing for capital improvements will increase our interest expense.  Failure to make these improvements could have a material adverse effect on the value of the impacted properties and the revenues generated by those properties.

We may be unable to sell a property on acceptable terms and conditions, if at all.

We intend to hold our real properties and other investments until our board decides that a sale or other disposition is consistent with our investment objectives or until it appears that these objectives will not be met.  Otherwise, Behringer Advisors, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange by 2017, unless a majority of the board of directors, including a majority of the independent directors, approve otherwise.  We may not be able to sell a property or properties even if Behringer Advisors believes doing so would be in our best interest.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold have generally been rising, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell properties that we have held for fewer than two years without resulting in adverse consequences to our stockholders. Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Code applicable to REITs to distribute a significant amount of the taxable gain to our stockholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments.

We may suffer uninsured losses relating to real property or pay excessively expensive premiums for insurance coverage.

Although Behringer Advisors attempts to ensure that all of our properties are adequately insured to cover casualty losses, there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans.  We cannot be certain that this coverage will continue to be available, or available at reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties.  We may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for any losses we may suffer.  In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of that asset will be reduced by the uninsured loss.  In addition, other than any capital reserve we may establish, we will have limited sources of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that those reserves will be sufficient.

Development and construction projects are subject to delays that may materially increase the cost to complete the project.

We may, from time to time, develop and construct new properties or redevelop existing properties.  In doing so, we will be subject to the risks and uncertainties associated with construction and development including the environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we will be subject to normal lease-up risks relating to newly constructed or re-developed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may also invest in unimproved real property.  Returns from development of unimproved properties also are subject to additional risks and uncertainties such as those associated with re-zoning.

We could lose our earnest money deposit.

We may enter into contracts to acquire real property, under which we are obligated to pay a substantial earnest money deposit.  As a result of customary closing conditions in these agreements, including completion of due diligence investigations, we may be unable to complete an acquisition, or we may choose not to close on an acquisition. If we choose not to close on an acquisition, we could lose our earnest money.

Alternatively, we may enter into agreements with real estate developers, including Behringer Development Company LP, an affiliate of Behringer Advisors, where, at the time of contracting and paying our earnest money deposit, the developer has not yet acquired title to the subject property.  The developer may only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion.  In the event that the developer is unable to acquire title to the property or complete the development, and we do not close on the purchase of the property, there is no assurance that the developer will refund our earnest money deposit, which may not be secured by any assets.

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

Substantially all of our investments are focused on institutional quality office properties.  As a result, we are subject to risks inherent in investing in a single type of property.  The impact of a downturn in demand for institutional quality office properties could be more pronounced than if we had more fully diversified our investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we have acquired, and may continue to acquire, multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single property acquisitions, and subject to a greater risk of not closing.  Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Acquiring multiple properties in a single transaction likely requires us to accumulate a large amount of cash.  The returns that we earn on this excess cash are typically less than the ultimate returns generated by the real property and therefore, accumulating such cash could reduce the funds available to pay distributions to our stockholders.

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

The cost of complying with environmental and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations (including those of foreign jurisdictions) relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations.  Some of these laws and regulations may impose joint and several liability on tenants or owners for the costs of investigating or remediating contaminated properties.  These laws and regulations often impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  The cost of removing or remediating could be substantial.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures by us.  Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Third parties may seek recovery from owners of real properties for personal injury or property damage associated with exposure to released hazardous substances.  Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability on us or that the environmental condition of our properties will not be affected by the manner in which tenants operate their businesses, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our real properties are generally subject to the Americans with Disabilities Act of 1990, as amended, or similar laws of foreign jurisdiction.  Under this Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We attempt to acquire properties that comply with the Act or any relevant law or regulation of a foreign jurisdiction or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with those laws or regulations.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.

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

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested most of our capital raised in the primary portion of our public offerings.  As a result, we typically borrow, and expect to continue borrowing, more than 55% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

We do not borrow money secured by a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  Principal and interest payments reduce cash that would otherwise be available for other purposes.  Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We also may provide full or partial guarantees to lenders of mortgage debt to our indirect subsidiaries that own our properties.  If we guarantee debt on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of our investments.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, we may be required to modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt, focusing on those investments that do not require the use of leverage or pursuing real estate assets other than real properties, in order to meet our portfolio goals.

The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

Lenders often require us to enter into restrictive covenants relating to our operations, which could affect our distribution and operating policies, including our ability to pay distributions.

In connection with obtaining financing, lenders may impose restrictions on us that affect our distribution and operating policies.  Our credit facility, for example, restricts us from paying distributions if the aggregate distributions paid or declared during a period of four consecutive quarters exceeds 95% of our funds from operations during that period, and restricts us from paying any distributions, other than as required to maintain our REIT qualification, or any advisory fees if an event of default has occurred and is continuing.  In addition, we have entered into, in the case of our credit facility, and may continue to enter into, lending agreements that limit our ability to incur additional debt or make certain investments.  Further, our loan agreements generally restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender.  Loan documents we enter into may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Behringer Advisors as our advisor or impose other limitations.

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

If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates.  Increased payments and substantial principal or balloon payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may borrow money that bears interest at a variable rate.  Variable rate loans will expose us to increases in costs in a rising interest rate environment.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments.  Derivative financial instruments may be costly and ineffective and may reduce the overall returns on your investment.

From time to time we may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.  There is no assurance that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, particularly in light of current market conditions.  Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations.  We may be unable to manage these risks effectively.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Our derivative financial instruments may require us to fund cash payments upon the early termination of a derivative agreement caused by an event of default or other early termination event. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. In addition, some of these derivative arrangements may require that we maintain specified percentages of cash collateral with the counterparty to fund potential liabilities under the derivative contract. We may have to make cash payments in order to maintain the required percentage of collateral with the counterparty. These economic losses would be reflected in our results of operations, and our ability to fund these obligations would depend on the liquidity of our respective assets and access to capital at the time. Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in the entity’s business.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of Behringer Harvard real estate programs use investment strategies that are similar to ours, Behringer Advisors and its and our executive officers face conflicts of interest relating to the purchase and leasing of properties and other investments, and these conflicts may not be resolved in our favor.

Affiliates of Behringer Advisors are currently sponsoring or have recently sponsored six public real estate programs with substantially the same investment objectives and strategies as ours.  There may be periods during which all of these programs are seeking to invest in similar properties and other real estate-related investments.  As a result, we may be seeking to buy properties and other real estate-related investments at the same time as these other Behringer Harvard-sponsored programs that are managed by officers and employees of our advisor and its affiliates.  Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  Behringer Advisors may choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties.  If one of the other Behringer Harvard-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Similar conflicts of interest may occur if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, since other Behringer Harvard-sponsored programs may be competing with us for these investments.

Our advisor and its affiliates, including all of our executive officers and some of our directors, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement.  These fees were not negotiated at arm’s length and reduce the amount of cash available for investment in properties or to pay distributions to stockholders.

These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•                                          continuing, renewing or enforcing our agreements with our advisor and its affiliates, including the advisory management agreement and the property management agreement;

•                                          property sales, which reduce the asset management and property management fees payable to our advisor but also entitle our advisor to real estate commissions and the possible issuance to our advisor of shares of our common stock through the conversion of our convertible stock;

•                                          property acquisitions from other Behringer Harvard-sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•                                          property acquisitions from third parties, which entitle our advisor to acquisition and advisory fees and asset management fees;

•                                          borrowings to acquire properties, which increase the acquisition, debt financing and asset management fees payable to our advisor;

•                  whether we seek to internalize our management functions, which could result in us retaining some of our advisor’s key officers and employees for compensation that is greater than that which they currently earn and which could require additional payments to affiliates to purchase the assets and operations of our advisor;

•                  whether and when we seek to list our common stock on a national securities exchange, which could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock; and

•                  whether and when we seek to sell the company or its assets, which sale could entitle our advisor to real estate commissions and to the issuance of shares of our common stock through the conversion of our convertible stock.

The fees our advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. Furthermore, the advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated in part based on budgeted amounts could influence our advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.

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

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of misconduct, negligence or deliberate malfeasance by the property manager in performing its duties.  Our board of directors may find the performance of our property manager to be unsatisfactory.  However, unsatisfactory performance by the property manager may not constitute “misconduct, negligence or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have a material adverse effect on the management and profitability of our properties.

Behringer Advisors will face conflicts of interest relating to joint ventures, TIC investments or other co-ownership arrangements that we enter with other Behringer Harvard-sponsored programs, which could result in a disproportionate benefit to another Behringer Harvard-sponsored program.

We may enter into joint ventures, TIC investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs to acquire, develop or improve properties as well as to acquire other real estate-related investments.  The executive officers of Behringer Advisors are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, TIC or co-ownership arrangement.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

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

Each of our executive officers is also an officer of Behringer Advisors, our property manager or other entities affiliated with Behringer Advisors, including the advisors and fiduciaries to other Behringer Harvard-sponsored programs.  As a result, these individuals owe fiduciary duties to these other entities and their equity holders, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities and equity holders could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  In addition, because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocating new investments and management time and services between us and the other entities; (2) the timing and terms of the investment in, or sale of, an asset; (3) development of our properties by affiliates of our advisor; (4) investments with affiliates of our advisor; (5) compensation to our advisor; and (6) our relationship with our property manager.

The percentage of our shares that you own will be diluted upon conversion of the convertible stock.

Behringer Advisors purchased 1,000 shares of our non-participating, non-voting, convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  The terms of the convertible stock provide that, generally, holders of convertible stock will receive shares of common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  The shares of convertible stock will be converted into shares of common stock automatically if:

•                  the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by stockholders and a 9% cumulative, non-compounded, annual return on this capital;

•                  the shares of common stock are listed for trading on a national securities exchange; or

•                  the advisory management agreement expires and is not renewed or is terminated, other than due to a termination because of a material breach by our advisor, and at the time of, or subsequent to, termination, the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by stockholders and a 9% cumulative, non-compounded, annual return on the capital contributions through the date of conversion.

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

Under our advisory management agreement, Behringer Advisors is entitled to fees that provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders.  However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders.  In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees.  In addition, our advisor’s right to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory management agreement also requires us to pay a performance-based termination fee to our advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that the advisory management agreement expires and is not renewed or is terminated, other than because of a material breach by the advisor; the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 9% cumulative, non-compounded, annual return; or the shares of common stock are listed for trading on a national securities exchange.  To avoid paying this fee, our independent directors may decide against terminating the advisory management agreement prior to our listing even if, but for the termination fee, termination of the advisory management agreement would be in our best interest.  In addition, the requirement to pay a fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated advisor.  Moreover, our advisor has the right to terminate the advisory management agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

Because we rely on affiliates of Behringer Harvard Holdings to provide advisory and property management services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could disrupt our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor and our property manager.  These entities represent a substantial part of Behringer Harvard Holdings’ business.  In light of the common ownership of these entities and their importance to Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor and property manager.  Although we believe that Behringer Harvard Holdings currently has adequate working capital, from both funds on hand and borrowing capacity, to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could materially disrupt our business.

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related-securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate-related securities of both publicly traded and private real estate companies.  Real estate-related equity securities are always unsecured and subordinated to other obligations of the issuer.  Investments in real estate-related equity securities are subject to risks of: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (3) subordination to the liabilities of the entity; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to  redeem the securities; and (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations.  In addition, investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.  Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K, including:

•                  fluctuations in value due to changes in interest rates;

•                  interest rate caps on adjustable mortgage-backed securities;

•                  increases in levels of prepayments;

•                  fluctuations in the market value of mortgage-backed securities;

•                  increases in borrower defaults;

•                  decreases in the value of property underlying mortgage-backed securities; and

•                  conflicts between the debt structure used to acquire a mortgage and the debt structure of the mortgages.

These risks may adversely affect the value of outstanding real estate-related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate-related securities in which we may invest.

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

If we were to invest in real estate-related securities, including collateralized mortgage-backed securities, as part of our investment strategy, we would be exposed to the volatility of the credit markets.  Turmoil in the credit market may have a material adverse effect on the value of our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if we sold these investments.   Furthermore, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

To the extent that these volatile market conditions persist or deteriorate, they may negatively impact our ability to both acquire and sell any real estate-related securities holdings at a price and with terms acceptable to us, and we could be required to recognize impairment charges or unrealized losses.

The fees that we pay to invest in real estate-related securities will be greater than any fees that you would pay to invest directly in these securities.

We may pay acquisition fees to third parties, including investment bankers and brokers, in connection with identifying, reviewing, evaluating and investing in real estate-related securities.  In addition, we may reimburse these third parties for these third parties for expenses related to selecting and acquiring securities for us, including, but not limited to, legal fees and expenses, third-party brokerage fees and other closing costs.   The fees we pay in connection with investing in real estate-related securities likely will be greater than the individual fees that you would pay to invest directly in these securities.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt financing.

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

We may invest in non-U.S. dollar denominated securities, exposing us to fluctuating currency rates.

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

We expect that a portion of any real estate-related securities investments we make will be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws.  For example, mezzanine and bridge loans are particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Interest rate and related risks may cause the value of our real estate-related securities investments to be reduced.

Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stock.  Generally, when market interest rates rise, the market value of these securities declines, and vice versa.  In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing.  As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment.  On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities.  As a result, repurchases decrease, thereby extending the average maturity of the securities.  We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives.  Failure to manage these risks could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions.

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

Risks Associated with Mortgage Lending

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of those loans.

If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels.  We do not know whether the values of the property securing the mortgage, bridge or mezzanine loans will remain at the levels existing on the dates of origination of the loans.  If the values of the underlying properties drop, our risk will increase because of the lower value of the securities associated with the loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property.  These types of investments involve a higher degree of risk than loans secured by first mortgages on income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender.  If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization.  In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan.  If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt.  As a result, we may not recover some or all of our investment.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans if we sell the loans.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the mortgage, bridge or mezzanine loans could yield a return lower than then-current market rates.  If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.  If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease.  Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would increase.  For these reasons, if we invest in mortgage, bridge or mezzanine loans, our returns on those loans and the value of your investment will be subject to fluctuation in interest rates.

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

We elected to be taxed as a REIT commencing with our 2004 tax year.  In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and maintain other facts and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.  We cannot assure you that we will satisfy the REIT requirements in the future.

If we fail to qualify as a REIT for any taxable year:

•                  we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•                  we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•                  we would be disqualified from being taxed as a REIT for the four years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•                  we would have less cash to pay distributions to stockholders; and

•                  we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all profit that we derive from such sale would be subject to a 100% penalty tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

 If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax.  If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders.  Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS.  This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.  The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of the non-mortgage securities we hold in TRSs may not exceed 20% (25% for our 2009 taxable year and beyond) of the value of all of our assets at the end of any calendar quarter.  If the IRS were to determine that the value of our interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% (25% for our 2009 taxable year and beyond) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than real estate-related assets.  Distributions paid to us from a TRS are typically considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect our ability to pay distributions to you and the return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the IRS as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with any Section 1031 TIC Transactions, we or one of the affiliates of our advisor typically enters into a number of contractual arrangements with Behringer Harvard Exchange Entities that guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we are paid fees that could be characterized by the

IRS as non-qualifying income.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.  We use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.  In the event that the IRS were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, would be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, fees paid to us by the Behringer Harvard Exchange Entity would be deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to the 100% penalty tax.

Certain equity participation in mortgage, bridge, and mezzanine loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the loan or its cash flow and the IRS characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property for federal income tax purposes.  This could affect our ability to qualify as a REIT.

Stockholders may have current tax liability on distributions you elect to reinvest in our common stock.

Stockholders that participate in our distribution reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital.   In addition, these stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value.  As a result, unless a tax-exempt entity, these stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to tax at corporate rates.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes.  However, if the IRS were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, the operating partnership would be taxable as a corporation, reducing the amount of distributions that the operating partnership could make to us.  This could also result in our losing REIT status, which would subject us to a corporate level tax on our own income substantially reducing the cash available to make distributions to our stockholders.  In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the entity would be subject to tax as a corporation, thereby reducing distributions to the operating partnership.  Recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example:

•                  We are subject to tax on any undistributed income.  We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•                  If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•                  If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•                  We will be subject to a 100% penalty tax on certain amounts if the economic arrangements of our tenants, our taxable REIT subsidiaries, and us are not comparable to similar arrangements among unrelated parties.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any of these changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.  Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

We have acquired several of our properties by means of 1031 TIC Transactions.  Changes in tax laws may result in Section 1031 TIC Transactions being no longer available, which may adversely affect Section 1031 TIC Transactions or cause such transactions not to achieve their intended purpose.  Any changes in tax laws that result in Section 1031 Transactions no longer being available may have a negative impact on our investment strategy.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.            Properties.

General

As of December 31, 2008, we owned interests in 74 office properties located in 23 states and the District of Columbia.  All of these properties consist of institutional quality office buildings with office space that is currently leased to tenants.  In the aggregate, these properties represent approximately 25.6 million rentable square feet.  As of December 31, 2008, the properties in which we own an interest were approximately 91.2% leased on a weighted average basis.

The following table presents certain additional information about the 71 properties we consolidated at December 31, 2008:

			Approximate
		Date	Rentable	Encumbrances		Approximate
Property Name	Location	Acquired	Square Footage	(in millions)(1)		% Leased
Ashford Perimeter	Atlanta, GA	01/06/05	288,000	34.5		84%
Lawson Commons	St. Paul, MN	06/10/05	436,000	58.3		100%
Downtown Plaza	Long Beach, CA	06/14/05	100,000	12.6		92%
Gateway 12	Diamond Bar, CA	07/20/05	41,000	70.7	(2)	100%
Gateway 22	Diamond Bar, CA	07/20/05	55,000	—	(2)	100%
Gateway 23	Diamond Bar, CA	07/20/05	72,000	—	(2)	100%
Southwest Center	Tigard, OR	07/20/05	88,000	—	(2)	98%
17655 Waterview	Richardson, TX	07/20/05	230,000	—	(2)	100%
Buena Vista Plaza	Burbank, CA	07/28/05	115,000	22.0		100%
One Financial Plaza	Minneapolis, MN	08/02/05	394,000	43.0		84%
Riverview Tower	Knoxville, TN	10/05/05	334,000	30.3		93%
1325 G Street	Washington, D.C.	11/15/05	307,000	100.0		99%
Woodcrest Corporate Center	Cherry Hill, NJ	01/11/06	333,000	50.4		99%
Burnett Plaza	Ft Worth, TX	02/10/06	1,025,000	113.2		85%
AMEC Paragon I & II	Houston, TX	03/14/06	227,000	16.3		100%
Paces West	Atlanta, GA	04/19/06	646,000	84.0		87%
222 South Riverside Plaza	Chicago, IL	06/02/06	1,184,000	202.0		97%
The Terrace Office Park	Austin, TX	06/21/06	619,000	131.0		99%
600 & 619 Alexander	Princeton, NJ	06/28/06	97,000	16.5		77%
Grandview II	Birmingham, AL	10/20/06	149,000	17.0		77%
Bank of America Plaza-Charlotte	Charlotte, NC	10/26/06	887,000	150.0		96%
Three Parkway	Philadelphia, PA	10/30/06	561,000	67.1		90%
4440 El Camino Real	Los Altos, CA	11/02/06	97,000	27.0		100%
Fifth Third Center-Cleveland	Cleveland, OH	11/16/06	508,000	49.3		85%
Resurgens Plaza	Atlanta, GA	11/30/06	400,000	82.0		95%
5 & 15 Wayside	Burlington, MA	12/08/06	270,000	—		100%
One & Two Eldridge Place	Houston, TX	12/13/06	519,000	75.0		100%
250 W. Pratt	Baltimore, MD	12/17/04-12/31/06	368,000	36.0		83%
Centreport Office Center	Ft Worth, TX	06/14/07	133,000	—		100%
200 South Wacker	Chicago, IL	11/01/07	755,000	95.5		84%
One Financial Place	Chicago, IL	11/01/07	1,036,000	188.6		94%
10 & 120 South Riverside	Chicago, IL	11/01/07	1,411,000	225.0		92%
111 Woodcrest	Cherry Hill, NJ	11/20/07	53,000	—		75%
1650 Arch Street	Philadelphia, PA	12/12/07	553,000	43.3		100%
United Plaza	Philadelphia, PA	12/12/07	617,000	66.2		98%
One Oxmoor Place	Louisville, KY	12/12/07	135,000	100.5	(3)	97%
Hurstbourne Place	Louisville, KY	12/12/07	235,000	—	(3)	78%
Hurstbourne Park	Louisville, KY	12/12/07	104,000	—	(3)	83%
Hurstbourne Plaza	Louisville, KY	12/12/07	94,000	—	(3)	55%
Forum Office Park	Louisville, KY	12/12/07	328,000	—	(3)	77%
Lakeview	Louisville, KY	12/12/07	76,000	—	(3)	90%
Steeplechase Place	Louisville, KY	12/12/07	77,000	—	(3)	89%
Hunnington	Louisville, KY	12/12/07	62,000	—	(3)	74%
City Hall Plaza	Manchester, NH	12/12/07	210,000	—	(3)	80%
One & Two Chestnut Place	Worcester, MA	12/12/07	218,000	—	(3)	96%
Executive Park	Louisville, KY	12/12/07	109,000	5.6		74%
Energy Centre	New Orleans, LA	12/12/07	757,000	50.3		89%
Bank of America Plaza-Las Vegas	Las Vegas, NV	12/12/07	256,000	49.3		97%
KeyBank Center	Cleveland, OH	12/12/07	478,000	27.6		84%
One Edgewater Plaza	Staten Island, NY	12/12/07	252,000	35.9	(4)	96%
Tice Building	Woodcliff Lake, NJ	12/12/07	120,000	—	(4)	88%
222 Bloomingdale Road	White Plains, NY	12/12/07	140,000	10.4		84%
Fifth Third Center-Columbus	Columbus, OH	12/12/07	331,000	52.5		86%
City Center	St. Petersburg, FL	12/12/07	242,000	16.0		92%
5104 Eisenhower Boulevard	Tampa, FL	12/12/07	130,000	—		100%

			Approximate
		Date	Rentable	Encumbrances		Approximate
Property Name	Location	Acquired	Square Footage	(in millions)(1)		% Leased
Royal Caribbean Center	Miramar, FL	12/12/07	129,000	28.0	(5)	100%
DeVry University	Miramar, FL	12/12/07	94,000	—	(5)	100%
Crescent Center	Memphis, TN	12/12/07	336,000	43.0		98%
Plaza at MetroCenter	Nashville, TN	12/12/07	361,000	25.0		100%
Loop Central	Houston, TX	12/12/07	575,000	46.0		99%
Epic Center	Wichita, KS	12/12/07	289,000	15.6	(6)	89%
One Brittany Place	Wichita, KS	12/12/07	58,000	—	(6)	79%
Two Brittany Place	Wichita, KS	12/12/07	58,000	—	(6)	82%
801 Thompson	Rockville, MD	12/12/07	51,000	10.7		100%
500 E. Pratt	Baltimore, MD	12/12/07	280,000	58.8		99%
Westway One	Houston, TX	01/15/08	143,000	—		100%
One City Centre	Houston, TX	06/19/08	609,000	76.5		91%
One BriarLake Plaza	Houston, TX	09/25/08	502,000	—		97%
Travis Tower	Houston, TX	10/1/04-9/30/08	507,000	35.5		40%
Minnesota Center	Bloomington, MN	10/15/2003-12/31/08	276,000	28.1		64%
Colorado Building	Washington, D.C.	8/10/2004-12/31/08	122,000	28.0		97%
			23,652,000	$2,850.1

(1)           Encumbrances exclude approximately $200.0 million of borrowings under our credit agreement, approximately $17.4 million of debt obligations related to our TIC properties (described below) and unamortized premiums and discounts of approximately $8.9 million and $9.9 million, respectively.

(2)           Gateway 12, Gateway 22, Gateway 23, Southwest Center and 17655 Waterview are each held as collateral for this note payable.

(3)           One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(4)           One Edgewater Plaza and the Tice Building are each held as collateral for this note payable.

(5)           Royal Caribbean Center and DeVry University are each held as collateral for this note payable.

(6)           Epic Center, One Brittany Place and Two Brittany Place are each held as collateral for this note payable.

The following table presents information about three properties in which we own interests and account for under the equity method of accounting at December 31, 2008:

			Approximate				Our
		Date	Rentable	Encumbrances		Approximate	Ownership
Property Name	Location	Acquired	Square Footage	(in millions)(1)		% Leased	Interest
St. Louis Place	St. Louis, MO	06/30/04	337,000	6.7	(2)	90%	35.71%
Alamo Plaza	Denver, CO	02/24/05	191,000	10.7	(2)	99%	33.93%
Wanamaker Building	Philadelphia, PA	12/12/07	1,390,000	48.7	(3)	99%	60.00%
			1,918,000	$66.1

(1)           This amount represents our notes payable for our ownership interest only.

(2)           Each of the TIC investors, including us, is a borrower under the TIC notes payable.  This amount represents our obligation under the debt agreements and the amounts included in our consolidated notes payable on our balance sheet.

(3)           Excludes approximately $0.5 million of our portion of unamortized discounts.

The following information applies to all of our properties:

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

Future Lease Payments Table

The following table presents future minimum base rental payments due to us over the next ten years at the properties we consolidate as of December 31, 2008 (in thousands):

Year	Amount
2009	$407,919
2010	374,565
2011	321,923
2012	280,033
2013	230,943
2014	186,138
2015	148,445
2016	116,136
2017	92,236
2018	70,942

Item 3.            Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.  Pursuant to our distribution reinvestment plan, we are selling shares of our common stock to the public at $9.50 per share.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

Holders

As of March 13, 2009, we had approximately 291,465,075 shares of common stock outstanding held by a total of approximately 73,000 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  In both 2008 and 2007, approximately $0.3 million of distributions were declared and paid to unaffiliated holders of Behringer OP limited partnership units which are recorded as a reduction to minority interest.  All other distributions were recorded to stockholders equity.  Until proceeds from our final offering are fully invested and generating cash flow from operations that are sufficient to make the full distributions to stockholders, we have and may continue to pay all or a portion of our distributions from the proceeds of our final offering or from borrowings in anticipation of future cash flow.  For tax purposes, of the amounts distributed by us in 2008 and 2007, 100% and 82.5% represented a return of capital, respectively.  None of the distributions in 2008 and 17.5% of the distributions in 2007 were distributions from the taxable earnings of real estate operations.  The remaining amounts were paid from sources other than the taxable earnings of real estate operations, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  In August 2007, the distributions were reduced to a daily amount of $0.0017260 per share of common stock, which was equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.  In September 2008 and effective through March 2009, the distributions were increased to a daily amount of $0.0017808 per share of common stock which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00.  For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.”

The following table shows the distributions declared and paid for both our common stock and the Behringer OP limited partnership units for the fiscal years ended December 31, 2008 and 2007 (in thousands):

	Distributions	Distributions
	Declared	Paid
2008
1st Quarter	$33,168	$32,617
2nd Quarter	35,280	34,839
3rd Quarter	39,590	37,846
4th Quarter	45,994	43,773
Total	$154,032	$149,075

2007
1st Quarter	22,918	21,669
2nd Quarter	28,788	27,028
3rd Quarter	31,122	31,192
4th Quarter	31,982	31,067
Total	$114,810	$110,956

Recent Sales of Unregistered Securities

We sold 1,000 shares of our convertible stock to Behringer Advisors for $1,000 on March 22, 2006, with no commissions.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	68,500	$9.35	11,929,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	68,500	$9.35	11,929,500	*

* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability or need for long-term care.  However, the board determined to not accept and to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  In addition, the board approved certain amendments to the program.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  until 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent public primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties, or

•                  after 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the lesser of (a) 100% of the average price per share the original purchaser or purchasers of shares paid for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the estimated value per share, as disseminated to our stockholders by way of a distribution notice or account statement, quarterly or annual report or any other stockholder communication.

For these purposes, no purchase price is ascribed to the shares issued in respect of the 10% stock dividend and we do not consider a “public offering” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan or employee benefit plan.

Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or need for long-term care, other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  During the quarter ended December 31, 2008, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
October 2008	—	$—	—	(1)
November 2008	1,485,262	$8.79	1,485,262	(1)
December 2008	—	$—	—	(1)

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.            Selected Financial Data.

At December 31, 2008, we owned interests in 74 properties; at December 31, 2007, we owned interests in 75 properties (34 of which were acquired in December 2007); at December 31, 2006 we owned interests in 36 properties; at December 31, 2005, we owned interests in 21 properties; and at December 31, 2004, we owned interests in seven properties.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

As of December 31,	2008	2007	2006	2005	2004

Total assets	$5,408,600	$5,172,127	$2,694,972	$900,582	$198,888

Notes payable	$3,066,529	$3,198,143	$1,609,702	$353,555	$82,354
Other liabilities	397,529	450,338	167,756	26,224	6,613
Minority interest (1)	17,934	18,049	3,072	3,375	—
Stockholders’ equity	1,926,608	1,505,597	914,442	517,428	109,921
Total liabilities and stockholders’ equity	$5,408,600	$5,172,127	$2,694,972	$900,582	$198,888

Year Ended December 31,	2008	2007	2006	2005	2004

Rental revenue	$605,433	$304,709	$155,511	$25,900	$—

Net loss from continuing operations	(174,054)	(43,558)	(22,324)	(6,224)	(1,644)
Net income (loss) from discontinued operations	13,633	1,927	(108)	502	105
Net loss	$(160,421)	$(41,631)	$(22,432)	$(5,722)	$(1,539)

Basic and diluted net income (loss) per share: (2)
Continuing operations	$(0.73)	$(0.25)	$(0.25)	$(0.16)	$(0.28)
Discontinued operations	0.06	0.01	—	0.01	0.02
Basic and diluted loss per share	$(0.67)	$(0.24)	$(0.25)	$(0.15)	$(0.26)

Distributions declared per share (2)	$0.64	$0.67	$0.70	$0.67	$0.64

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land, including associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place lease commissions and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired is recorded as goodwill.  If the value of the assets and liabilities exceed the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the assumption.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

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

Impairment of Real Estate Related Assets

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

Offering

We have completed three public offerings of our common stock.  As of December 31, 2008, the date of the close of our third public offering, we had raised a total of approximately $2.8 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and redemptions).  Net proceeds after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $2.5 billion.

  On January 5, 2009, we commenced a public offering of up to 60,000,000 shares of common stock offered at a price of $9.50 per share under our DRIP pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We generally are offering shares until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer OP.

During the year ended December 31, 2008, we purchased three properties located in Houston, Texas and we increased our ownership interests to 100% in three of our TIC properties: Minnesota Center, the Colorado Building and Travis Tower.  During the year ended December 31, 2008, we disposed of 9100 Mineral Circle located in Englewood, Colorado, 11 Stanwix Street located in Pittsburg, Pennsylvania and 2383 Utah located in El Segundo, California.  Enclave on the Lake, a property located in Houston, Texas in which we held a 36.31% TIC interest that was accounted for using the equity method of accounting, was also sold during the year ended December 31, 2008.

During the year ended December 31, 2007, we purchased interests in 39 real estate properties, 38 of which were acquired in the fourth quarter of 2007.  We acquired interests in 34 properties located throughout the United States on December 12, 2007 when we completed the purchase of the subsidiaries of IPC and we acquired three properties located in Chicago, Illinois on November 1, 2007.

As of December 31, 2008, we owned, directly or indirectly, a portfolio of 74 office properties located in 23 states and the District of Columbia.  The portfolio was approximately 91.2% leased at December 31, 2008.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties; and thus, our earnings would be negatively impacted by a deterioration of our rental revenue.  One or more factors could result in a deterioration of rental revenue including (1) our failure to renew or execute new leases as current leases expire, (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases, and (3) tenant defaults.

Our failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors and (2) local real estate conditions, such as oversupply of office space or competition within the market.

Our industry’s performance is generally predicated on a sustained pattern of job growth.  Recently, the overall United States economy experienced declines, including recent and expected future job losses, liquidity disruptions in the capital markets and recessionary concerns.  Based on current market conditions, we expect rental revenues to decline during fiscal 2009 and possibly beyond.  In the face of challenging market conditions, we continue to follow a disciplined approach to managing our operations.

Results of Operations

At December 31, 2008, we owned interests in 74 office properties; at December 31, 2007, we owned interests in 75 office properties (34 of which were acquired on December 12, 2007) and at December 31, 2006, we owned interests in 36 office properties.  Accordingly, our results of operations for each fiscal year presented reflect significant increases in most categories due to the growth of our portfolio of properties.

Year ended December 31, 2008 as compared to year ended December 31, 2007

Continuing Operations

Rental Revenue. Rental revenue for the year ended December 31, 2008 was generated by our consolidated real estate properties and was approximately $605.4 million as compared to approximately $304.7 million for the year ended December 31, 2007.  Approximately $272.6 million of the $300.7 million increase over the prior year was attributable to properties acquired in 2007 and 2008.  Rental revenue for the year ended December 31, 2008 also included approximately $27.2 million in lease termination fees related to early lease terminations, primarily at our Burnett Plaza property.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2008 were approximately $167.2 million as compared to approximately $74.1 million for the year ended December 31, 2007 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $90.3 million of the $93.1 million increase over the prior year was attributable to properties acquired in 2007 and 2008.

Interest Expense.  Interest expense for the year ended December 31, 2008 was approximately $191.3 million as compared to approximately $99.4 million for the year ended December 31, 2007 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility.  The $91.9 million increase is primarily due to the full year impact of our borrowings.  Our notes payable increased from approximately $1.6 billion at September 30, 2007 to approximately $3.1 billion at December 31, 2008, resulting primarily from our fourth quarter 2007 acquisition activity.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2008 were approximately $78.3 million as compared to approximately $42.1 million for the year ended December 31, 2007 and were comprised of real estate taxes from our consolidated real estate properties. The $36.2 million increase over the prior year was primarily attributable to properties acquired in 2007 and 2008.

Property Management Fees. Property management fees for the year ended December 31, 2008 were approximately $17.4 million as compared to approximately $9.1 million for the year ended December 31, 2007 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $8.3 million increase over the prior year was primarily attributable to properties acquired in 2007 and 2008.

Asset Management Fees. Asset management fees for the year ended December 31, 2008 were approximately $27.8 million as compared to approximately $13.3 million for the year ended December 31, 2007 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $14.5 million increase over the prior year was primarily attributable to properties acquired in 2007 and 2008.  In addition, asset management fees of approximately $1.0 million were waived for the year ended December 31, 2007, while no asset management fees were waived for the year ended December 31, 2008.

Loss on Contract Termination.  Loss on contract termination for the year ended December 31, 2008 was approximately $5.0 million.  In September 2008, we entered into a contract to purchase a building located in Washington D.C. and paid a non-refundable deposit of $5.0 million related to this contract.  We terminated this contract in December 2008.  We did not have any loss on contract termination in the year ended December 31, 2007.

Asset Impairment losses.  As a result of the difficult economic conditions that accelerated during the fourth quarter of 2008, including the significant disruption in financing available in the broader credit markets, we evaluated all of our real estate investments for potential impairment at December 31, 2008.  Based on tests of recoverability of long-lived assets, we recorded impairment losses of approximately $21.1 million for the year ended December 31, 2008.  We did not have any asset impairment losses for the year ended December 31, 2007.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2008 was approximately $7.3 million as compared to approximately $3.0 million for the year ended December 31, 2007 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $4.3 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased legal, financial reporting and printing expenses.  We expect our general and administrative expenses to increase in 2009 due to anticipated increased reimbursements of administrative expenses to our advisor.  During the earlier stages of our operations, while we were focused on raising capital and acquiring real estate assets with this capital, our advisor did not require us to reimburse it for all costs and expenses paid or incurred in providing services to us; however, as our portfolio becomes more stabilized and the advisor implements more efficient systems and metrics for tracking its costs and expenses, we anticipate that our advisor will require us to reimburse a larger portion of these administrative costs and expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2008 was approximately $278.2 million as compared to approximately $137.4 million for the year ended December 31, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately $129.7 million of the $140.8 million increase over the prior year was attributable to properties acquired in 2007 and 2008.  Depreciation and amortization for the year ended December 31, 2008 also included approximately $7.7 million in write offs of lease intangibles related to early lease terminations at our Burnett Plaza property.

Interest Income. Interest income for the year ended December 31, 2008 was approximately $7.0 million as compared to approximately $25.5 million for the year ended December 31, 2007 and was comprised of interest income associated with funds on deposit at banks.  The $18.5 million decrease from the prior year is primarily due to overall reduced cash balances on deposit during the year and lower interest rates.  As of September 30, 2007, before our fourth quarter 2007 acquisition activity, we had combined cash and restricted cash balances of approximately $774.9 million as compared to combined cash and restricted cash balances of approximately $539.0 million at December 31, 2008.

Gain of sale of assets.  Gain on sale of assets for the year ended December 31, 2008 was approximately $5.3 million and was comprised of approximately $5.1 million from the sale of our TIC investment in Enclave on the Lake and approximately $0.2 million from the sale of a land easement at our Ashford Perimeter property.  For the year ended December 31, 2007, we had a gain on sale of assets of approximately $44,000.

Gain on early extinguishment of debt.  Gain on early extinguishment of debt for the year ended December 31, 2008 was approximately $1.3 million and was related to the early extinguishment, at a discount, of approximately $19.2 million in debt in October 2008.  The debt was originally scheduled to mature in July 2009.  We did not have any gain on early extinguishment of debt for the year ended December 31, 2007.

 Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2008 was approximately $1.3 million as compared to $5.1 million for the year ended December 31, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.8 million decrease from prior year is primarily due to net losses at Travis Tower and at the Wanamaker Building, a property we acquired in December 2007 as part of our acquisition of the subsidiaries of IPC.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008, in June 2008 we transferred 11 Stanwix Street to the lender associated with that property, and in August 2008 we sold 2383 Utah.  For the year ended December 31, 2008, we had a loss from the discontinued operations of approximately $2.5 million as compared to income from discontinued operations of approximately $1.9 million for the year ended December 31, 2007.  The income from discontinued operations for the year ended December 31, 2007 includes approximately $3.9 million of lease termination fees received from a tenant at the 9100 Mineral Circle property.

Gain on sale of discontinued operations.  We recognized a gain of approximately $16.1 million during the year ended December 31, 2008 for the sales of 9100 Mineral Circle and 2383 Utah.  The sale of 9100 Mineral Circle resulted in a gain of approximately $6.9 million and the sale of 2383 Utah resulted in a gain of approximately $9.2 million.  There was no gain on sale of discontinued operations for the year ended December 31, 2007.

Year ended December 31, 2007 as compared to year ended December 31, 2006

Continuing Operations

Rental Revenue. Rental revenue for the year ended December 31, 2007 was generated by our consolidated real estate properties and was approximately $304.7 million as compared to approximately $155.5 million for the year ended December 31, 2006.  Approximately 25% of the increase over prior year was due to revenue attributable to properties acquired in 2007 and approximately 75% of the increase is attributable to properties that were owned for a full year in 2007 but owned for less than a full year in 2006.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2007 were approximately $74.1 million as compared to approximately $35.2 million for the year ended December 31, 2006 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately 28% of the increase over prior year was attributable to properties acquired in 2007, approximately 70% of the increase is attributable to properties that were owned for a full year in 2007 but only owned during part of 2006 and approximately 2% of the increase is related to properties which were held during all of 2007 and 2006.

Interest Expense.  Interest expense for the year ended December 31, 2007 was approximately $99.4 million as compared to approximately $49.7 million for the year ended December 31, 2006 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our real estate and TIC interest investments.  The increase is primarily due to the increase in our notes payable.  Our notes payable increased from $1.6 billion at December 31, 2006 to $3.2 billion at December 31, 2007, resulting primarily from our fourth quarter 2007 acquisition activity.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2007 were approximately $42.1 million as compared to approximately $21.3 million for the year ended December 31, 2006 and were comprised of real estate taxes from our consolidated real estate properties. Approximately 27% of the increase over prior year was attributable to properties we acquired in 2007, approximately 71% of the increase is attributable to properties that were owned for a full year in 2007 but only owned during part of 2006 and approximately 2% of the increase is related to properties which were held during all of 2007 and 2006.

Property Management Fees. Property management fees for the year ended December 31, 2007 were approximately $9.1 million as compared to approximately $4.8 million for the year ended December 31, 2006 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The increase in property management fees is primarily due to properties acquired subsequent to December 31, 2006.

Asset Management Fees. Asset management fees for the year ended December 31, 2007 were approximately $13.3 million as compared to approximately $4.8 million for the year ended December 31, 2006 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The increase in asset management fees is primarily due to properties acquired subsequent to December 31, 2006.  Asset management fees of approximately $1.0 million and $2.7 million were waived by Behringer Advisors for the years ended December 31, 2007 and 2006, respectively.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2007 was approximately $3.0 million as compared to approximately $1.6 million for the year ended December 31, 2006 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax preparation fees, legal fees and other administrative expenses.  The increase is primarily due to increased business and franchise taxes, legal expenses, audit expenses, and directors’ and officers insurance premiums; each was associated with the overall growth of the portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2007 was approximately $137.4 million as compared to approximately $70.2 million for the year ended December 31, 2006 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately 22% of the increase over prior year was attributable to properties we acquired in 2007, and approximately 81% of the increase is attributable to properties that were owned for a full year in 2007 but only owned during part of 2006.  These increases were offset by a decrease of approximately 3% in depreciation and amortization expense for properties which were held during all of 2007 and 2006.

Interest Income. Interest income for the year ended December 31, 2007 was approximately $25.5 million as compared to approximately $5.0 million for the year ended December 31, 2006 and was comprised of interest income associated with funds on deposit with banks.  The increase is primarily due to higher cash balances on deposit with banks.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2007 was approximately $5.1 million as compared to approximately $4.8 million for the year ended December 31, 2006 and was comprised of our share of equity in the earnings of unconsolidated investments.  During 2007, we acquired additional TIC interest in two of our TIC properties and a 60% non-controlling interest in the Wanamaker Building through our acquisition of the subsidiaries of IPC.

Discontinued Operations

Income (loss) from discontinued operations. We sold 9100 Mineral Circle in February 2008, in June 2008 we transferred 11 Stanwix Street to the lender associated with that property, and in August 2008 we sold 2383 Utah.  For the year ended December 31, 2007, we had income from the discontinued operations of approximately $1.9 million as compared to a loss from discontinued operations of approximately $0.1 million for the year ended December 31, 2006.  The income from discontinued operations for the year ended December 31, 2007 includes approximately $3.9 million of lease termination fees received from a tenant at our 9100 Mineral Circle property.

Cash Flow Analysis

At December 31, 2008, we owned interests in 74 office properties; at December 31, 2007, we owned interests in 75 office properties (34 of which were acquired on December 12, 2007) and at December 31, 2006, we owned interests in 36 office properties.  Accordingly, cash flows for each fiscal year presented reflect significant differences in most categories due to the growth of our portfolio of properties.

Year ended December 31, 2008 as compared to year ended December 31, 2007

Cash flows provided by operating activities totaled approximately $68.5 million for the year ended December 31, 2008 compared to $63.8 million for the year ended December 31, 2007.  The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2008 compared to December 31, 2007 and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $37.2 million in 2008 compared to approximately $14.6 million in 2007.

Cash flows used in investing activities for the year ended December 31, 2008 were approximately $212.5 million and were primarily comprised of the purchases of real estate of approximately $233.6 million and capital expenditures of approximately $68.3 million, partially offset by proceeds from sale of assets and discontinued operations of approximately

$46.9 million.  During the year ended December 31, 2007, cash flows used by investing activities were approximately $1.0 billion and were primarily comprised of purchases of real estate of approximately $895.7 million and increases in restricted cash of approximately $126.7 million.  During the year ended December 31, 2008, we purchased three properties and increased ownership in three of our TIC properties.  During the year ended December 31, 2007, we purchased interests in 39 properties.

Cash flows provided by financing activities for the year ended December 31, 2008 were approximately $386.5 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $665.2 million and proceeds from our credit facility of approximately $280.0 million, partially offset by payments on notes payable of approximately $448.9 million and distributions to our stockholders of approximately $70.5 million.  Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  During the year ended December 31, 2007, cash flows provided by financing activities were approximately $952.6 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $692.9 million and net borrowings of approximately $337.9 million.

Year ended December 31, 2007 as compared to year ended December 31, 2006

Cash flows provided by operating activities for the year ended December 31, 2007 were approximately $63.8 million and were primarily comprised of the net loss of approximately $41.6 million and changes in working capital of approximately $14.6 million and changes in lease intangibles of approximately $14.0 million, adjusted for depreciation and amortization of approximately $134.6 million.  During the year ended December 31, 2006, cash flows provided by operating activities were approximately $49.2 million and were primarily comprised of the net loss of approximately $22.4 million adjusted for depreciation and amortization of approximately $69.5 million.

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

Cash flows provided by financing activities for the year ended December 31, 2007 were approximately $952.6 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $692.9 million and proceeds from new notes payable, net of note payments, of approximately $337.9 million. During the year ended December 31, 2006, cash flows provided by financing activities were approximately $1.5 billion and were comprised primarily of proceeds from notes payable and funds received from the issuance of stock.

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

Our calculations of FFO for the years ended December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Net loss (1)	$(160,421)	$(41,631)

Real estate depreciation and amortization (2)	295,626	150,533
Minority interest (3)	(2,149)	(379)
Gain on sale of depreciable real estate (4)	(21,204)	—
Funds from operations (FFO)	$111,852	$108,523

Weighted average shares	240,188	171,544

FFO per share	$0.47	$0.63

Cash distributions declared to common shareholders	$70,962	$56,006
DRIP distributions declared to common shareholders	82,795	58,514
Total distributions declared to common shareholders	$153,757	$114,520

(1)     Includes impairments of real estate and real estate investments of approximately $21.1 million which is not added back in the calculation of FFO.

(2)     This represents the depreciation and amortization expense of the properties we consolidate and our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

(3)     Reflects the minority interest adjustment for the third-party partners’ proportionate share of the real estate depreciation and amortization and adjustment for the limited partnership interests issued by Behringer OP to third parties.

(4)     Includes the sale of 9100 Mineral Circle, 2383 Utah and Enclave on the Lake.

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

•                  Straight-line rental revenue of approximately $28.8 million and $22.5 million was recognized for the year ended December 31, 2008 and 2007, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $13.8 million and $9.9 million for the year ended December 31, 2008 and 2007, respectively;

•                  Amortization of lease incentives of approximately $1.7 million and $1.3 million was recognized as a decrease to rental revenues for the year ended December 31, 2008 and 2007, respectively;

•                  Bad debt expense of approximately $1.5 million and $0.4 million was recognized for the year ended December 31, 2008 and 2007, respectively; and

•                  Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $8.5 million and $2.2 million was recognized as interest expense for the year ended December 31, 2008 and 2007, respectively.

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

Net Operating Income

Net operating income (“NOI”) is defined as rental revenue, less property operating expenses, real estate taxes and property management fees.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate an understanding of this financial measure, a reconciliation of NOI to net loss, as computed in accordance with GAAP, has been provided.  Our calculations of NOI for the years ended December 31, 2008, 2007 and 2006 are presented below (in thousands):

	2008	2007	2006
Rental revenue	$605,433	$304,709	$155,511

Operating expenses:
Property operating expenses	167,179	74,106	35,153
Real estate taxes	78,287	42,101	21,321
Property management fees	17,430	9,072	4,786
Total operating expenses	262,896	125,279	61,260

Net operating income	$342,537	$179,430	$94,251

Reconciliation to net loss
Net operating income	$342,537	$179,430	$94,251

Interest expense	(191,328)	(99,376)	(49,725)
Asset management fees	(27,811)	(13,324)	(4,815)
Loss on contract termination	(5,000)	—	—
Asset impairment losses	(21,114)	—	—
General and administrative expense	(7,333)	(2,969)	(1,614)
Depreciation and amortization	(278,213)	(137,417)	(70,179)
Interest income	7,027	25,524	4,954
Gain on sale of assets	5,253	44	—
Gain on early extinguishment of debt	1,258	—	—
Provision for income taxes	(892)	(571)	—
Minority interest	231	(16)	—
Equity in earnings of investments	1,331	5,117	4,804
Income (loss) from discontinued operations	(2,503)	1,927	(108)
Gain on sale of discontinued operations	16,136	—	—

Net loss	$(160,421)	$(41,631)	$(22,432)

Liquidity and Capital Resources

General

Our principal demands for funds will continue to be for the acquisition and development of real estate-related assets, capital improvements, payment of operating expenses and distributions, and payment of principal and interest on our outstanding indebtedness.  Generally, cash needs for items other than the acquisition and development of real estate-related assets are expected to be met from operations and financing activities, components of which may include borrowings (including borrowings secured by our assets) and proceeds from our previous offerings.  Cash needs for the acquisition and development of real-estate related assets are expected to be met from the net proceeds of the previous offerings and borrowings.  However, there may be a delay between the sale of our shares, which ceased with the end of our primary offering on December 31, 2008, and our purchase of real-estate related assets and receipt of income from such investments, which could result in a delay in the benefits to our stockholders of returns generated from our operations.  During this period, we may decide to temporarily invest any uninvested proceeds in investments that could yield lower returns than our targeted investments in real-estate related assets.  These lower returns may affect our ability to make distributions or the amount actually distributed.

The recent turbulent financial markets and disruption in the banking system have created a severe lack of credit and a rising cost of any available debt.  Fortunately, we have limited risks related to near-term maturities.  As of December 31, 2008, all of our $3.1 billion in debt was long-term fixed rate debt, inclusive of $200.0 million of debt associated with the term loan under our credit agreement, which bears interest at a variable rate, but which we have hedged through use of an interest rate swap.  As of December 31, 2008, the effective rate on this debt, as hedged, was 5.79%.  We have no debt maturing in 2009, and in 2010 we have approximately $260.1 million, or 8%, of our loans maturing, $200 million of which represents the term loan under our credit agreement which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.8 million, or 18%, of our loans secured by various properties maturing.  We have diversified our cash and cash equivalents amongst numerous banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At December 31, 2008, our portfolio was approximately 91.2% leased and we collected 99% of our base rent from tenants during the fourth quarter of 2008.  We believe this is a good indication of credit quality and stability.  We can provide no assurance that these trends will continue in the future.

Notes Payable

At December 31, 2008, we had notes payable of approximately $3.1 billion consisting of $2.9 billion of mortgage loans collateralized by our properties and the $200 million term loan described below.  At December 31, 2008, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.75%.  As of December 31, 2008, all of our $3.1 billion in debt is long-term fixed rate debt, including the $200.0 million term loan which is fixed through interest rate swap agreements.  At December 31, 2008, our notes payable had maturity dates that range from October 2010 to May 2017.  Our loan agreements generally require us to comply with certain reporting and financial covenants.  At December 31, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.

If debt financing is not available on acceptable terms and conditions, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on acceptable terms and conditions, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase will likely be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness upon maturity.  If interest rates are higher when the properties are refinanced, our income could be reduced.  In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees to take advantage of lower interest rates.

On December 11, 2007, Behringer OP entered into a secured credit agreement providing for up to $500 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allows Behringer OP to borrow up to $300 million of revolving loans and up to $200 million in a secured term loan.  Subject to Lenders’ approval and payments of certain activation fees to the Agent and Lenders, the amount of the revolving loans may be increased up to $600 million.  In addition to drawing on $200 million of the term loan and $140 million of the revolving loans for the purchase price and closing costs of acquiring the subsidiaries of IPC, we are using the facility for general corporate and working capital purposes.  The Company is a guarantor of the credit facility.

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

Loans under the credit facility bear interest at an annual rate that is equal to either (1) the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans was initially 0.5% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 0.5% to 0%; the applicable margin for LIBOR loans was initially 2.0% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 2.0% to 1.5%.  Behringer OP has the right to prepay the outstanding amount of any revolving loans or term loan under the credit facility, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1 million.  As of December 31, 2008, there was approximately $200.0 million outstanding under the term loan and none outstanding under any revolving loans.  As of December 31, 2008, as a result of the interest rate swap agreements, the term loan effectively bore interest at a fixed rate of approximately 5.79%.

Contractual Obligations

We have debt obligations related to our notes payable and convertible debentures.  We have certain properties that are subject long-term ground leases where a third party owns and has leased the underlying land to us.  Excluded from the table below are commitments of approximately $36.3 million for tenant improvements and leasing commissions which are generally due in 12 to 36 months and approximately $27.0 million expected to be paid related to the development of Three Eldridge, which is expected to be completed in 2009.

The following table summarizes our primary contractual obligations as of December 31, 2008 (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Notes payable principal (1)	$3,067,505	$13,319	$275,701	$564,511	$127,892	$96,312	$1,989,770
Convertible debentures	51,653	—	—	—	36,666	—	14,987
Interest expense(2)	996,105	179,483	178,287	150,414	123,564	116,947	247,410
Ground leases	30,694	884	884	884	884	884	26,274
Total	$4,145,957	$193,686	$454,872	$715,809	$289,006	$214,143	$2,278,441

(1)   Excludes unamortized net discounts of approximately $1.0 million.

(2)   Includes interest payments on our notes payable and debenture liability.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition and other factors that our board deems relevant.  The board’s decisions are influenced, in substantial part, by the requirements necessary to maintain our REIT status.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions as they may be established or maintain distributions at any particular level, or that distributions will increase over time.  If the current economic conditions continue, our board may determine to reduce our current distribution rate in order to conserve cash.  If funds from operations are not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

We expect to fund our short-term liquidity requirements by using the net proceeds realized from our public offerings, short-term borrowings and cash flow from the operations generated by our current investments.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or  unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital to fund our short-term liquidity requirements in the event of unforeseen significant capital expenditures.

The distributions declared to common stockholders during the year ended December 31, 2008 and 2007 were approximately $153.8 million and $114.5 million, respectively.  For both the year ended December 31, 2008 and 2007, distributions declared and recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units were approximately $0.3 million.  Total distributions declared to common stockholders exceeded FFO for the year ended December 31, 2008 and 2007 by approximately $41.9 million and $6.0 million, respectively.  Accordingly, for the year ended December 31, 2008 and 2007, approximately 72.8% and 94.8%, respectively, of the total distributions declared to common stockholders were funded from FFO.  Amounts distributed to stockholders in excess of FFO were funded from our borrowings and offering proceeds.

The following are the distributions declared and paid for both our common stock and the Behringer OP limited partnership units during the year ended December 31, 2008 and 2007 (in thousands):

	Distributions	Distributions
	Declared	Paid
2008
1st Quarter	$33,168	$32,617
2nd Quarter	35,280	34,839
3rd Quarter	39,590	37,846
4th Quarter	45,994	43,773
Total	$154,032	$149,075

2007
1st Quarter	22,918	21,669
2nd Quarter	28,788	27,028
3rd Quarter	31,122	31,192
4th Quarter	31,982	31,067
Total	$114,810	$110,956

Operating performance cannot be accurately predicted due to numerous factors including our ability to invest capital at favorable yields, the financial performance of our investments in the current uncertain real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with GAAP and our accounting policies.  As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  See “Funds from Operations” on Page 41 for a reconciliation of our net loss to FFO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We believe the adoption of FSP SFAS No. 157-2 will have no material effect on the disclosures related to non-financial assets and liabilities in our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition related costs be expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 will likely increase our stockholders’ equity and net income (loss) will no longer include income or losses allocated to minority interests which will cause our net income (loss) to increase or decrease.  However, income available to common stockholders should not be affected.

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

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FSP APB 14-1 requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 will be applied retrospectively to all periods presented. We believe the adoption of FSP APB 14-1 will have no material effect on our consolidated results of operations or financial position.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to acquire properties that bears interest at variable rates.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we seek to borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively lock the interest rate portion of our variable rate debt.

At December 31, 2008, all of our approximately $3.1 billion in notes payable bears interest at fixed rates; inclusive of the approximately $200.0 term loan under the credit agreement, which has a variable interest rate hedged against rises in interest costs and therefore effectively bears interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $3.9 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $3.8 million.

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

Item 9.                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2008, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Directors

Robert M. Behringer, 60, has served as our Chairman of the Board of Directors since June 2002.  He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, the indirect parent company of Behringer Advisors, since December 2001.  Mr. Behringer also serves as the Chairman of the Board of Behringer Harvard Opportunity REIT I, Inc., since June 2006, Behringer Harvard Opportunity REIT II, Inc. since January 2007 and Behringer Harvard Multifamily REIT I, Inc. since December 2007, each a publicly registered real estate investment trust, and Behringer Harvard REIT II, Inc. since April 2007, a newly formed real estate investment trust.  Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard Mid-Term Value Enhancement Fund I LP, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that was liquidated with a net asset value of approximately $200 million before liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (since acquired by, and now known as, Lend Lease Real Estate Investments, Inc.), one of the largest real estate pension managers and advisors in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the South Central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being our Chairman of the Board, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds Financial Industry Regulatory Authority (“FINRA”) Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner, 62, has been our Chief Executive Officer since June 2008 and our President since May 2005, and is one of our directors.  Mr. Aisner served as an independent director from June 2002 until February 2003, at which time he was elected our Chief Operating Officer, a position he held until June 2008, and then served as a director from June 2003 until present.  In addition, Mr. Aisner serves as President (since November 2004), Chief Executive Officer (since June 2008) and a director (since June 2006) of Behringer Harvard Opportunity REIT I, Inc.  Mr. Aisner also has served as President, Chief Executive Officer and a director of Behringer Harvard Opportunity REIT II, Inc. since January 2007, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I, Inc. since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard REIT II, Inc. Mr. Aisner is also President of the other Behringer Harvard companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company that oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Charles G. Dannis, 59, has been an independent director of Behringer Harvard REIT I, Inc. since January 2003.  Mr. Dannis has been a commercial real estate appraiser and consultant since 1972.  Mr. Dannis co-founded the firm Crosson Dannis, Inc., a real estate consulting firm, in 1977 and has been employed by the firm since that time.  He is past Treasurer and Member of the Board of the National Council of Real Estate Investment Fiduciaries and past Chairman of its Valuation Committee.  He has been an active member of the Pension Real Estate Association, American Real Estate Society and Urban Land Institute.  Since 1988, Mr. Dannis has been an adjunct professor/lecturer in Real Estate and Urban Land Economics at the Cox School of Business at Southern Methodist University in both the undergraduate and graduate schools; he also is an award-winning teacher for the Mortgage Bankers Association of America’s School of Mortgage Banking.  He is a Member of the Appraisal Institute.  Mr. Dannis received a Bachelor of Business Administration degree from Southern Methodist University.

Steven W. Partridge, 51, has been an independent director of Behringer Harvard REIT I, Inc. since October 2003.  Mr. Partridge has over 20 years of commercial real estate and related accounting experience.  Since October 1997, Mr. Partridge has served as Chief Financial Officer and Senior Vice President of Coyote Management, LP, a real estate limited partnership that owns, manages and leases regional shopping malls.  From December 1983 to September 1997, Mr. Partridge served as a Director of Accounting and Finance, Asset Manager, and then Vice President of Asset Management with Lend Lease Real Estate Investments, a commercial real estate investment company, and its predecessor, Equitable Real Estate Investment Management.  Mr. Partridge has been licensed as a certified public accountant for over 25 years and during that time has been a member of American Institute of CPAs, Texas Society of CPAs, International Council of Shopping Centers, and the CCIM Institute with a Certified Commercial Investment Member designation.  Mr. Partridge earned a Bachelor of Accountancy degree, cum laude, and a Master of Accountancy degree from the University of Mississippi.

G. Ronald Witten, 58, has been an independent director of Behringer Harvard REIT I, Inc. since April 2004.  Since January 2001, Mr. Witten has served as President of Witten Advisors LLC, a market advisory firm providing ongoing market advisory services to apartment developers, investors and lenders nationwide to identify the location and timing of future development and acquisition opportunities for the nation’s 40 major apartment markets.  Mr. Witten began his career in 1973 at M/PF Research, Inc., a national leader in apartment market data and market analysis, and served as its President from 1978 to 2000.  Mr. Witten has been an active member of the Urban Land Institute, where he served as Chairman of both the Multi-Family Silver Council and the Multi-Family Gold Council, and the National Multi Housing Council and its Research Advisory Group.  Mr. Witten received his Bachelor of Business Administration degree from Texas Tech University and has completed graduate classes in statistics and economics at Southern Methodist University.

Executive Officers

In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

Thomas F. August, 60, has served as our Chief Operating Officer since June 2008 and the Chief Operating Officer of Behringer Advisors and HPT Management since February 2008.  Prior to joining Behringer Harvard, Mr. August served as a trustee of Brandywine Realty Trust (NYSE: BDN) from January 2006 to February 2008. Mr. August is also a director of DCT Industrial Trust Inc. (NYSE: DCT), having served in that capacity since January 2006. From October 1999 to January 2006, Mr. August served as president, chief executive officer and a trustee of Prentiss Properties Trust. Prior to that time, he was president and chief operating officer of Prentiss from Prentiss’ initial public offering in October 1996.  From 1992 to 1996, Mr. August served as president and chief operating officer of a Prentiss affiliate, Prentiss Properties Limited, Inc.  From 1987 to 1992, he served as executive vice president and chief financial officer of Prentiss’ predecessor company. From 1985 to 1987, Mr. August served in executive capacities with Cadillac Fairview Urban Development, Inc.  Prior to joining Cadillac Urban in 1985, Mr. August was senior vice president of finance for Oxford Properties, Inc., in Denver, Colorado, an affiliate of a privately held Canadian real estate firm. Previously, he was a vice president of Citibank, responsible for real estate lending activities in the Midwest.

Mr. August holds a Bachelor of Arts degree from Brandeis University and a Masters of Business Administration degree from Boston University.

Gerald J. Reihsen, III, 50, has been our Executive Vice President — Corporate Development & Legal since June 2002.  He also serves in this capacity with Behringer Advisors, and in this and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Opportunity REIT I, Inc. (since January 2004), Behringer Harvard Opportunity REIT II, Inc. (since January 2007), Behringer Harvard Multifamily REIT I, Inc. (since August 2006) and Behringer Harvard REIT II, Inc. (since April 2007).  Mr. Reihsen also has served as President of Behringer Securities LP since February 2003.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  Prior to joining Behringer Harvard in 2001, for the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, LLP, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, PC, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President — Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky, 42, has been our Executive Vice President and Chief Financial Officer since June 2002.  Mr. Bresky also is the Executive Vice President and Chief Financial Officer of Behringer Advisors and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Opportunity REIT I, Inc. (since January 2004), Behringer Harvard Opportunity REIT II, Inc. (since January 2007), Behringer Harvard Multifamily REIT I, Inc. (since August 2006) and Behringer Harvard REIT II, Inc. (since April 2007).

Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years.  Prior to joining Behringer Harvard, Mr. Bresky served as a Senior Vice President of Finance with Harvard Property Trust, Inc. from 1997 to 2001.  In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions of the company.  Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.  From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, where he focused on finance and accounting for both public and private real estate investment trusts.  His experience included conducting annual audits, preparing public securities reporting compliance filings and real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, Ltd. and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California — Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

M. Jason Mattox, 33, has served as our Executive Vice President since March 2006.  Mr. Mattox also serves as an Executive Vice President of Behringer Advisors and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Opportunity REIT I, Inc. (since March 2006), Behringer Harvard Opportunity REIT II, Inc. (since January 2007), Behringer Harvard Multifamily REIT I (since August 2006) and Behringer Harvard REIT II, Inc. (since April 2007).

From 1997 until joining Behringer Harvard REIT I, Inc., Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998.  From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands.  From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.’s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties.  Mr. Mattox holds FINRA Series 7, 24 and 63 registrations.  Mr. Mattox received both a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Jon L. Dooley, 57, has been our Executive Vice President — Real Estate since April 2004.  Mr. Dooley holds a similar position with our Behringer Advisors and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Opportunity REIT I, Inc. (since March 2006), Behringer Harvard Opportunity REIT II, Inc. (since January 2007) and Behringer Harvard REIT II, Inc. (since April 2007).

Mr. Dooley has over 25 years of commercial real estate experience.  From June 2002 until May 2003, he served as one of our independent directors.  In 2002, he served as a Senior Vice President with Trammell Crow Company, formerly a New York Stock Exchange listed diversified commercial real estate pension company (since acquired by CB Richard Ellis Group, Inc.).  For the 13 years prior to joining Trammell Crow, Mr. Dooley held various senior management positions with Lend Lease Real Estate Investments, a commercial real estate investment company, and its predecessor, Equitable Real Estate Investment Management.  In 1997, Mr. Dooley became a principal with Lend Lease.  Prior to that, Mr. Dooley served as a Senior Vice President of Asset Management from 1991 to 1996 while at Equitable.  Mr. Dooley received a Bachelor of Business Administration degree from Southern Methodist University.  Mr. Dooley is a licensed real estate broker in Texas, Georgia and Colorado.

Key Personnel

The following individuals are non-executive personnel of our advisor and property manager and their affiliates and are important to our success:

Michael A. Ernst is Executive Vice President — Finance of Harvard Property Trust, the managing member of our advisor, Behringer Advisors and HPT Management.  Mr. Ernst has over ten years of experience in the REIT industry, including capital planning, financial strategy, corporate accounting, raising capital, evaluating new investment opportunities and investor relations.  Prior to joining Behringer Harvard in September 2008, Mr. Ernst was Executive Vice President and Chief Financial Officer of UDR, Inc., a publicly traded REIT. In this position, which he assumed in July 2006, Mr. Ernst oversaw the areas of corporate accounting, financial planning and analysis, investor relations, treasury operations and SEC reporting for UDR.  From 1997 to 2006, Mr. Ernst served as an Executive Vice President and as the Chief Financial Officer of Prentiss Properties Trust. Prior to that, Mr. Ernst served as a Senior Vice President in Bank of America’s Real Estate Finance Group, where he managed a team of lenders covering national accounts including many public real estate companies. Mr. Ernst received a Bachelor degree and a Masters of Business Administration degree, with a focus on Real Estate and Finance, from the University of Virginia.

James D. Fant is Senior Vice President — Real Estate of Harvard Property Trust, the managing member of our advisor, and Behringer Advisors and joined Behringer Harvard in April 2005.  Mr. Fant has been in the commercial real estate business since 1983 primarily in investment advisory services, project development, and investment sales.  From October 2002 until March 2005, Mr. Fant was the founder of an advisory business providing financial and real estate services to small businesses.  From March 2000 until September 2002, Mr. Fant served as Vice President of Acquisitions for the pension advisory firm Kennedy Associates, sourcing opportunity acquisitions and ground up development transactions with local development partners in the mid continent region of the country.  From October 1998 until February 2000, he served as Vice President for Metro-American Developers and Investors sourcing development and investment opportunities.  Mr. Fant served in multiple capacities for MEPC American Properties from December 1983 until September 1998.  As Senior Vice President, his responsibilities included acquisitions and dispositions, project development and asset management in markets throughout the country.  Mr. Fant has experience in a variety of product types including office, industrial, and retail.  Mr. Fant received a Bachelor of Business Administration degree from the University of Texas at Arlington, is a Certified Public Accountant licensed in the state of Texas and is a Licensed Real Estate Salesman.

Scott W. Fordham is Senior Vice President — Accounting of Harvard Property Trust, the managing member of our advisor, Behringer Advisors and HPT Management.  Mr. Fordham has more than 15 years of experience in corporate finance and accounting with emphasis on accounting practices, financial statements for public companies, and financial forecasting and strategy. His experience includes over 10 years in the REIT industry. From January 2007 until joining Behringer Harvard in May 2008, he served as Senior Vice President and Chief Accounting Officer for Apartment Investment and Management Company (Aimco), an S&P 500 company operating as a publicly traded REIT (NYSE: AIV) with assets of approximately $10.6 billion. From November 1992 to December 2006, he held various finance and accounting positions with Prentiss Properties Trust and its successor, Brandywine Realty Trust, a publicly traded REIT (NYSE: BDN), and served as Chief Accounting Officer from May 2004 to December 2006. Mr. Fordham also previously worked in public accounting with PricewaterhouseCoopers LLP. Mr. Fordham received a Bachelor of Business Administration degree in Accounting from Baylor University and is a Certified Public Accountant in the state of Texas.

Terry Kennon is Senior Vice President — Asset Management of Harvard Property Trust, the managing member of our advisor, Behringer Advisors and HPT Management.  Mr. Kennon joined Behringer Harvard in February 2004 and has over 30 years of commercial real estate experience.  From September 2002 until February 2004, he was Senior Vice President — Asset Management with KBS Realty Advisors, a pension fund advisor.  As such, he was responsible for 2.5 million square feet of office space in the Central and Northeastern U.S. markets.  From July 2001 until August 2002, Mr. Kennon served as Regional Vice President — Property Management for PM Realty Group, a national property management and leasing company.  From August 2000 until July 2001, he served as Senior Vice President — Marketing for Safeco Title Company, a regional title company, and from June 1997 until August 2000, he was Managing Director of Landauer Associates, a national real estate counselor and a subsidiary of Aegon Insurance Company.  The majority of his career, he held the position of Vice President of The Prudential Real Estate Group which included both the general account and pension advisory divisions.  He has extensive experience in institutional property ownership having been responsible for asset management, acquisitions and dispositions for office, industrial, multi-family and retail properties.  Mr. Kennon holds a Bachelor of Business Administration and Masters of Business Administration degrees from the University of Memphis.  He is a Certified Property Manager.

 Gerald D. Oliver, Jr. is Senior Vice President — Property Management of HPT Management, our property manager.  Mr. Oliver has more than twenty-five years of broad-based experience in asset, property and facilities management. Most recently, Mr. Oliver served as Regional Senior Vice President for Grubb & Ellis Management Services, Inc. In this role, he was responsible for asset services operations in the central United States and managed 100 clients with 250 properties, representing 50 million square feet of commercial space. Prior to the beginning of his tenure at Grubb & Ellis in 1997, Mr. Oliver held various senior management positions with Premisys Real Estate Services, a unit of the Prudential Insurance Co., Zeller Realty, Miglin-Beitler Developments and Roosevelt National Life.  Mr. Oliver holds a Bachelor of Science degree in accounting from Olivet Nazarene University and is a licensed real estate broker in the state of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2008, or written representations that no additional forms were required, the Company believes that its officers, directors and greater than 10% beneficial owners complied with these filing requirements and filed on a timely basis in 2008.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our advisor and its affiliates.  We have posted the policy on the website maintained for us at www.behringerharvard.com.  If in the future we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on the website maintained for us as necessary.

Audit Committee Financial Expert

Our board has established a permanent Audit Committee, which consists of independent directors Steven W. Partridge, the chairman, Charles G. Dannis and G. Ronald Witten.  Our board of directors has determined that Mr. Partridge is an “audit committee financial expert,” as defined by the rules of the SEC.  The biography of Mr. Partridge, including his relevant qualifications, is previously described in this Item 10.  Mr. Partridge is “independent” under New York Stock Exchange rules and applicable SEC rules.

Item 11.                Executive Compensation.

Compensation Discussion and Analysis

We do not directly compensate our named executive officers for services rendered to us.  Our executive officers also are officers of Harvard Property Trust, the managing member of our advisor, Behringer Advisors, HPT Management and their affiliates and are compensated directly by these entities for providing services to us.  The fees that we pay to our advisor, property manager and their affiliates are described in the “Certain Relationships and Related Transactions” section below.

If we determine to compensate our named executive officers in the future, the Compensation Committee will review all forms of compensation and approve all incentive awards, stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.

Directors’ Compensation

We pay each of our directors who are not employees of the Company or Behringer Advisors or its affiliates an annual retainer of $40,000 per year.  In addition, we pay the chairman of our Audit Committee an annual retainer of $15,000 per year and the chairmen of our Compensation and Nominating Committees annual retainers of $7,500 per year.  These retainers are paid quarterly in arrears.  In addition, we pay each of our directors who are not employees of the Company or Behringer Advisors or its affiliates (1) $2,000 for each board or committee meeting attended in person and (2) $1,000 for each board or committee meeting attended by telephone and for each written consent considered by the director.   All directors who are not employees of the Company or Behringer Advisors or its affiliates receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  If a director also is an employee of us, or an employee of Behringer Advisors or its affiliates, we do not pay compensation for services rendered as a director.

Under our 2005 Incentive Award Plan, each non-employee director also is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  The board of directors determines the fair market value of our shares under the 2005 Incentive Award Plan to determine exercise price and, as of May 2008, has determined that the exercise price for such options should be $10.00 per share.  Future options granted to non-employee directors under the 2005 Incentive Award Plan will become exercisable on the first anniversary of the date of grant.

The following table further summarizes compensation paid to the non-employee directors during 2008.

	Fees Earned or Paid in Cash	Option Awards(1)	Total
Charles G. Dannis	$95,500	$150	$95,650
Steven W. Partridge	103,000	150	103,150
G. Ronald Witten	93,500	150	93,650

(1)	The value of option awards represents the amount of compensation cost under Statement of Financial Accounting Standards 123R.

2005 Incentive Award Plan

The 2005 Incentive Award Plan was approved by our board of directors on March 28, 2005 and our stockholders on May 31, 2005.  The 2005 Incentive Award Plan is administered by our Compensation Committee and provides for equity awards to our employees, directors and consultants and those of any affiliates of our advisor.  As of December 31, 2008, options to acquire 20,500 shares of our common stock had been granted under the 2005 Incentive Award Plan to each of Messrs. Dannis, Partridge and Witten.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2010, 25% during 2011 and 50% during 2012.  For the grants made in 2008 under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.

Non-Employee Director Stock Option Plan

The Behringer Harvard REIT I, Inc. Non-Employee Director Stock Option Plan (“Director Option Plan”) was approved by our board of directors and stockholders on June 26, 2002.  As of December 31, 2008, options to acquire 3,000 shares of our common stock had been granted under the Director Option Plan to each of Messrs. Dannis, Partridge and Witten.  The Director Option Plan was terminated on May 31, 2005 upon approval of the 2005 Incentive Award Plan at the

2005 Annual Meeting of Stockholders.  Options granted under the Director Option Plan, however, remain outstanding and subject to the terms of the Director Option Plan.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2008 or formerly served as an officer of the Company or any of our subsidiaries.  In addition, during the fiscal year ended December 31, 2008, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management.  Based on the Compensation Committee’s review of the CD&A and the Compensation Committee’s discussions regarding the CD&A with management, the Compensation Committee recommended to the board of directors, and the board has approved, the inclusion of the CD&A in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE:

Charles G. Dannis, Chairman

Steven W. Partridge

G. Ronald Witten

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of the options under both equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	68,500	$9.35	11,929,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	68,500	$9.35	11,929,500	*

* All shares authorized for issuance pursuant to options not yet granted under our 2005 Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 13, 2009, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of our common stock, each of our directors, each named executive officer, and our directors and executive officers as a group.  The percentage of beneficial ownership is calculated based on 291,465,075 shares of common stock outstanding as of March 13, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Robert M. Behringer (2)(3)	32,093	*
Robert S. Aisner (3)(4)	—	—
Charles G. Dannis (5)	5,532	*
Steven W. Partridge (6)	6,650	*
G. Ronald Witten (7)	6,626	*
Thomas F. August (3)	—	—
Gerald J. Reihsen, III (3)(8)	2,417	*
Gary S. Bresky (3)(9)	3,021	*
M. Jason Mattox (3)(10)	384	*
Jon L. Dooley (3)	800	*
All current directors and executive officers as a group (10 persons)	57,523	*

*	Represents less than 1%

(1)

For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes (1) 291,465,075 shares of common stock outstanding as of March 13, 2009 and (2) shares of common stock issuable pursuant to options held by the respective person or group which may be exercised within 60 days following March 13, 2009; it does not include 1,000 shares of convertible stock owned by Behringer Advisors. Beneficial ownership is determined in accordance with the rules of SEC that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(2)

Includes 22,000 shares of common stock owned by Behringer Harvard Holdings but does not include 1,000 shares of convertible stock owned by Behringer Advisors, an indirect subsidiary of Behringer Harvard Holdings. As of March 13, 2009, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(3)	The address of Messrs. Behringer, Aisner, August, Reihsen, Bresky, Mattox and Dooley is c/o Behringer Harvard REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(4)

Does not include 22,000 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Aisner controls the disposition of 4% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Advisors, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner’s interest in Behringer Harvard Holdings.

(5)	Includes vested options exercisable into 3,000 shares of common stock. The address of Mr. Dannis is Campbell Center II, 8150 North Central Expressway, Suite 950, Dallas, Texas 75206.

(6)	Includes vested options exercisable into 3,000 shares of common stock. The address of Mr. Partridge is 16475 Dallas Parkway, Suite 250, Addison, Texas 75001.

(7)	Includes vested options exercisable into 3,000 shares of common stock. The address of Mr. Witten is 8235 Douglas Avenue, Suite 420, Dallas, Texas 75225.

(8)

Does not include 22,000 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Reihsen controls the disposition of 4.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Advisors, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Reihsen’s interest in Behringer Harvard Holdings.

(9)

Does not include 22,000 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Bresky controls the disposition of 3% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Advisors, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Bresky’s interest in Behringer Harvard Holdings.

(10)

Does not include 22,000 shares of common stock owned by Behringer Harvard Holdings, of which Mr. Mattox controls the disposition of 1.5% of the limited liability company interests, or 1,000 shares of convertible stock owned by Behringer Advisors, an indirect subsidiary of Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Mattox’s interest in Behringer Harvard Holdings.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, served as the dealer manager for each of our public offerings and received commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with our third public offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer manager fee; except that no dealer manager fee was paid on purchases made pursuant to our DRIP.  In our third public offering, Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities did not reallow, in the aggregate, more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  During the year ended December 31, 2008, Behringer Securities’ commissions and dealer manager fees totaled approximately $54.1 million and approximately $19.6 million, respectively, and were recorded as a reduction of additional paid-in capital.  During the year ended December 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $54.8 million and approximately $20.0 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, received up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with our third pubic offering, except that no offering expenses were reimbursed with respect to purchases made pursuant to our DRIP.  During the years ended December 31, 2008 and 2007, offering expenses of approximately $11.8 million and approximately $12.0 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned approximately $13.7 million and approximately $67.5 million in acquisition and advisory fees and reimbursement of expenses for the investments we acquired in the years ended December 31, 2008 and 2007, respectively.  We capitalize these fees as part of our real estate, goodwill or investments in unconsolidated entities.

HPT Management, our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in the management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $17.6 million, $8.5 million and approximately $4.3 million in the years ended December 31, 2008, 2007 and 2006, respectively, for the services provided by HPT Management in connection with our real estate and investment properties. Property management fees associated with our sold properties are classified in discontinued operations.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the year ended December 31, 2008, we incurred and expensed approximately $28.0 million of asset management fees as compared to approximately $13.6 million for the year ended December 31, 2007 and approximately $5.1 million of the years ended December 31, 2006.  Asset management fees of approximately $1.0 million and $2.7 million were waived for the year ended December 31, 2007 and 2006, respectively.  Asset management fees associated with our sold properties are classified in discontinued operations.

Behringer Advisors may require us to reimburse it for costs and expenses paid or incurred to provide services to us including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the year ended December 31, 2008, we incurred and expensed approximately $1.7 million for these costs and expenses.  For the year ended December 31, 2007, we did not incur and expense any of these costs and expenses.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred approximately $0.9 million and $17.8 million in debt financing fees for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, we had payables to related parties of approximately $8.3 million consisting primarily of acquisition and advisory fees, asset management fees, offering costs and operating expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2007, we had payables to related parties of approximately $8.2 million consisting primarily of offering costs payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2008, we had no receivables from related parties and at December 31, 2007 we had receivables from related parties of approximately $1.0 consisting primarily of reimbursements due from HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of December 31, 2008, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

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

Policies and Procedures with Respect to Related Party Transactions

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, our directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.  We believe that our general policies and procedures regarding related party transactions are evidenced by the disclosures above.  We may in the future adopt written policies and procedures regarding related party transactions.

Independence

As required by our charter, a majority of the members of our board of directors must qualify as “independent” as affirmatively determined by the board.  The board consults with our legal counsel to ensure that the board’s determinations are consistent with applicable New York Stock Exchange and SEC rules regarding the definition of “independent.”

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard REIT I, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Dannis, Partridge and Witten, constituting the majority of the members of our board and all of the members of our Audit Committee, Compensation Committee and Nominating Committee, are independent.

Item 14.                Principal Accounting Fees and Services.

 Independent Registered Public Accounting Firm

Deloitte & Touche LLP has served as our independent registered public accounting firm since September 2, 2005.  Our management believes that Deloitte & Touche LLP is knowledgeable about our operations and accounting practices and is well qualified to act as our independent registered public accounting firm.

Audit and Other Fees

The following table presents (in thousands) fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”) for the audits of our annual financial statements for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Audit Fees (1)	$933	$661
Audit-Related Fees (2)	116	599
Tax Fees (3)	442	683
All Other Fees	—	—
Total Fees	$1,491	$1,943

(1)	Audit fees consist principally of fees for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q.

(2)

Audit-related fees consist of fees for professional services performed in connection with a review of our financial statements that were included in the registration statements, as amended, for the public offerings of our common stock and review of pro forma financial statements for property acquisitions and Sarbanes-Oxley Act, Section 404 advisory services.

(3)	Tax fees consist principally of fees for assistance with matters related to tax compliance, tax planning and tax advice.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee must approve any fee for services to be performed by the Company’s independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost under $25,000, the Audit Committee will be provided information to review and must approve each project prior to commencement of any work.  For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost $25,000 and over, the Audit Committee will be provided with a detailed explanation of what services are being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (a) audit fees; (b) audit-related fees; (c) tax fees; and (d) all other fees for any services allowed to be performed by the independent registered public accounting firm.  If additional amounts are needed, the Audit Committee must approve the increased amounts prior to the previously approved maximum being reached and before the additional work may continue.  Approval by the Audit Committee may be granted at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications.  The Company will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to the Audit Committee on a regular basis.

The Audit Committee approved all of the services provided by, and fees paid to, the Deloitte Entities during the years ended December 31, 2008 and 2007.

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

Behringer Harvard REIT I, Inc.

Dated: March 31, 2009	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board of Directors

March 31, 2009	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 31, 2009	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2009	/s/ Charles G. Dannis
Charles G. Dannis
Director

March 31, 2009	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 31, 2009	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2008	2007
Assets
Real estate
Land	$546,700	$514,520
Buildings, net	3,529,309	3,359,152
Real estate under development	28,924	7,038
Total real estate	4,104,933	3,880,710

Cash and cash equivalents	337,458	94,947
Restricted cash	201,546	229,803
Accounts receivable, net	96,579	48,030
Receivables from related parties	—	1,023
Prepaid expenses and other assets	9,213	10,244
Goodwill	11,655	19,922
Investments in unconsolidated entities	77,256	203,212
Deferred financing fees, net	34,229	42,668
Notes receivable	13,089	13,854
Lease intangibles, net	522,642	627,714
Total assets	$5,408,600	$5,172,127

Liabilities and stockholders’ equity

Liabilities
Notes payable	$3,066,529	$3,198,143
Accounts payable	13,596	7,889
Payables to related parties	8,300	8,190
Acquired below-market leases, net	152,870	175,589
Distributions payable	15,910	10,951
Accrued liabilities	125,986	126,789
Convertible debentures	51,653	91,180
Subscriptions for common stock	—	2,984
Deferred tax liabilities	3,450	3,869
Other liabilities	25,764	22,897
Total liabilities	3,464,058	3,648,481

Commitments and contingencies

Minority interest	17,934	18,049

Stockholders’ equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 288,807,752 and 205,562,785 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	29	21
Additional paid-in capital	2,579,030	1,834,477
Cumulative distributions and net loss	(641,704)	(327,527)
Accumulated other comprehensive loss	(10,747)	(1,374)
Total stockholders’ equity	1,926,608	1,505,597
Total liabilities and stockholders’ equity	$5,408,600	$5,172,127

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share amounts)

	2008	2007	2006

Rental revenue	$605,433	$304,709	$155,511

Expenses
Property operating expenses	167,179	74,106	35,153
Interest expense	191,328	99,376	49,725
Real estate taxes	78,287	42,101	21,321
Property management fees	17,430	9,072	4,786
Asset management fees	27,811	13,324	4,815
Loss on contract termination	5,000	—	—
Asset impairment losses	21,114	—	—
General and administrative	7,333	2,969	1,614
Depreciation and amortization	278,213	137,417	70,179
Total expenses	793,695	378,365	187,593

Interest income	7,027	25,524	4,954
Gain on sale of assets	5,253	44	—
Gain on early extinguishment of debt	1,258	—	—
Loss before income taxes, minority interest, and equity in earnings of investments	(174,724)	(48,088)	(27,128)

Provision for income taxes	(892)	(571)	—
Minority interest	231	(16)	—
Equity in earnings of investments	1,331	5,117	4,804
Loss from continuing operations	(174,054)	(43,558)	(22,324)

Discontinued operations:

Income (loss) from discontinued operations	(2,503)	1,927	(108)
Gain on sale of discontinued operations	16,136	—	—
Income (loss) from discontinued operations	13,633	1,927	(108)

Net loss	$(160,421)	$(41,631)	$(22,432)

Basic and diluted weighted average shares outstanding	240,187,641	171,544,399	89,637,553

Basic and diluted net income (loss) per share:
Continuing operations	$(0.73)	$(0.25)	$(0.25)
Discontinued operations	0.06	0.01	—
Basic and diluted loss per share	$(0.67)	$(0.24)	$(0.25)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

						Cumulative
	Convertible Stock		Common Stock		Additional	Distributions	Accumulated Other	Total
	Number	Par	Number	Par	Paid-in	and	Comprehensive	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Net Loss	Loss	Equity
Balance at January 1, 2006	—	$—	67,863	$7	$603,452	$(86,031)		$517,428
Net loss						(22,432)		(22,432)
Issuance of common stock, net	—	—	51,569	5	458,288	—		458,293
Redemption of common stock	—	—	(680)	—	(5,913)	—		(5,913)
Issuance of convertible stock, net	1	—	—	—	1	—		1
Distributions declared on common stock	—	—	—	—	—	(62,913)		(62,913)
Shares issued pursuant to Distribution
Reinvestment Plan,net	—	—	3,132	—	29,978	—		29,978
Balance at December 31, 2006	1	—	121,884	12	1,085,806	(171,376)	—	914,442

Comprehensive loss:
Net loss						(41,631)	—	(41,631)
Unrealized loss on interest rate swap						—	(1,374)	(1,374)
Total comprehensive loss	—	—	—	—	—	(41,631)	(1,374)	(43,005)

Issuance of common stock, net	—	—	80,029	9	712,756	—	—	712,765
Redemption of common stock	—	—	(2,291)	—	(19,984)	—	—	(19,984)
Distributions declared on common stock	—	—	—	—	—	(114,520)	—	(114,520)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	5,941	—	55,899	—	—	55,899

Balance at December 31, 2007	1	—	205,563	21	1,834,477	(327,527)	(1,374)	1,505,597

Comprehensive loss:
Net loss						(160,421)	—	(160,421)
Unrealized loss on interest rate swap						—	(9,373)	(9,373)
Total comprehensive loss	—	—	—	—	—	(160,421)	(9,373)	(169,794)

Issuance of common stock, net	—	—	78,556	8	698,589	—	—	698,597
Redemption of common stock	—	—	(3,710)	—	(33,040)	—	—	(33,040)
Distributions declared on common stock	—	—	—	—	—	(153,756)	—	(153,756)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	8,399	—	79,004	—	—	79,004

Balance at December 31, 2008	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$1,926,608

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities
Net loss	$(160,421)	$(41,631)	$(22,432)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Minority interest	(231)	16	—
Gain on sale of assets	(5,253)	(44)	—
Gain on sale of discontinued operations	(16,136)	—	—
Gain on early extinguishment of debt	(1,258)	—	—
Loss on contract termination	5,000	—	—
Depreciation and amortization	277,586	134,602	69,470
Asset impairment losses	21,114	—	—
Interest income capitalized to notes receivable	(77)	(530)	—
Equity in earnings of investments	(1,331)	(5,117)	(4,804)
Distributions from investments	1,331	5,117	4,804
Change in accounts receivable	(25,375)	(18,193)	(16,914)
Change in prepaid expenses and other assets	(1,654)	2,134	5,373
Change in lease intangibles	(14,673)	(13,986)	(2,838)
Change in accounts payable	(1,024)	2,502	1,282
Change in accrued liabilities	(14,278)	(1,981)	14,395
Change in payables to related parties	5,164	905	842
Cash provided by operating activities	68,484	63,794	49,178

Cash flows from investing activities
Return of investments	8,306	5,812	6,226
Purchases of real estate	(233,638)	(895,701)	(1,480,037)
Investments in unconsolidated entities	(49)	(4,430)	(19,565)
Escrow deposits, pre-acquisition and pre-disposition costs	(5,000)	(922)	2,890
Capital expenditures for real estate	(68,302)	(24,471)	(8,059)
Investment in variable rate demand notes	(80,000)	—	—
Proceeds from investment in variable rate demand notes	80,000	—	—
Notes receivable advances	—	(36,000)	(3,013)
Proceeds from notes receivable	4	36,533	—
Insurance proceeds received	5,057	—	—
Proceeds from sale of discontinued operations	40,281	—	—
Receivable from related parties	—	(500)	—
Proceeds from sale of assets	6,628	—	—
Change in restricted cash	34,242	(126,693)	(76,217)
Cash used in investing activities	(212,471)	(1,046,372)	(1,577,775)

Cash flows from financing activities
Financing costs	(1,328)	(27,420)	(14,594)
Proceeds from notes payable	280,000	340,000	1,112,449
Payments on notes payable	(448,858)	(2,102)	(701)
Payments on capital lease obligations	(5,438)	(24)	—
Loan deposits on real estate to be acquired	—	—	2,576
Issuance of common and convertible stock	782,540	799,125	514,004
Redemptions of common stock	(33,040)	(19,984)	(3,648)
Offering costs	(84,334)	(86,208)	(55,518)
Distributions	(70,454)	(55,293)	(30,313)
Conversion of debentures	(26,251)	(270)	—
Change in subscriptions for common stock	(2,984)	(232)	2,162
Change in subscription cash received	2,984	232	(2,162)
Change in payables to related parties	(6,339)	4,753	548
Cash provided by financing activities	386,498	952,577	1,524,803

Net change in cash and cash equivalents	242,511	(30,001)	(3,794)
Cash and cash equivalents at beginning of year	94,947	124,948	128,742
Cash and cash equivalents at end of year	$337,458	$94,947	$124,948

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

1.             Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, with highly creditworthy commercial tenants.  To date, we have focused all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  We completed our first property acquisition in October 2003 and, as of December 31, 2008, we owned interests in 74 office properties located in 23 states and the District of Columbia.

We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company that was organized in June 2007.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Advisors LP, a Texas limited partnership, which was merged into Behringer Advisors solely to change the type of entity.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP, a Texas limited partnership organized in 2002 (“Behringer OP”).  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our direct and indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners holding substantially all of Behringer OP.

Public Offerings

We have completed three public offerings of our common stock at a price of $10.00 per share.  As of December 31, 2008, the close of our third public offering, we had raised a total of approximately $2.8 billion of gross offering proceeds as a result of these offerings (inclusive of distribution reinvestments and redemptions).  We terminated the third primary public offering on December 31, 2008 and terminated the Distribution Reinvestment Plan (“DRIP”) portion of our third public offering in January 2009.  We de-registered the remaining shares on March 31, 2009.

On January 5, 2009, we commenced a public offering of up to 60,000,000 shares of common stock offered at a price of $9.50 per share under our DRIP pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We are offering shares under our DRIP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.

As of December 31, 2008, we had 288,807,752 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  As of December 31, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At December 31, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under accounting principles generally accepted in the United States of America (“GAAP”) was less than the nominal value paid for the shares; therefore, the difference is not material. The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend issued on October 1, 2005.

Subscription proceeds were used for payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses and may be utilized as consideration for investments.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land, including associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Any amount paid in excess of the fair value of the acquired assets and liabilities is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the assumption.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

2009	$79,262
2010	62,738
2011	46,027
2012	35,975
2013	28,525

As of December 31, 2008 and 2007, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2008	Improvements	Intangibles	Leases	Leases
Cost	$3,793,103	$656,673	$70,450	$(195,364)
Less: depreciation and amortization	(263,794)	(179,519)	(24,962)	42,494
Net	$3,529,309	$477,154	$45,488	$(152,870)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2007	Improvements	Intangibles	Leases	Leases
Cost	$3,475,898	$653,176	$74,696	$(198,516)
Less: depreciation and amortization	(116,746)	(89,132)	(11,026)	22,927
Net	$3,359,152	$564,044	$63,670	$(175,589)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds to be cash equivalents.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Restricted Cash

Restricted cash as of December 31, 2008 and 2007 includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  Restricted cash also includes monies held by a trustee that are used for the purpose of paying interest and principal amounts due on the convertible debentures as well as for the payment of any future conversions as allowed under the original indenture agreements.

Accounts Receivable

Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $59.0 million and $30.1 million as of December 31, 2008 and 2007, respectively and also includes anticipated insurance proceeds and receivables from tenants of our consolidated real estate properties.  Our allowance for doubtful accounts was approximately $1.7 million and $0.5 million as of December 31, 2008 and 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

Goodwill

Goodwill consists of goodwill created in association with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.  In accordance with SFAS No. 142, our goodwill is not amortized, but instead is evaluated for impairment at least annually.  Based on our analysis, we concluded that no impairment in the value of goodwill occurred for the year ended December 31, 2008.

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in various office buildings and our non-controlling 60% interest in the Wanamaker Building.  Consolidation of these investments is not required as the entities do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9 or EITF 04-5.

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

Impairment of Real Estate Related Assets

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

As a result of the difficult economic conditions that accelerated during the fourth quarter of 2008, including the significant disruption in financing available in the broader credit markets, we evaluated all of our real estate investments for potential impairment at December 31, 2008.  Based on tests of recoverability of long-lived assets, we recorded impairment losses of approximately $21.1 million for the year ended December 31, 2008.  We did not record any impairment losses for the years ended December 31, 2007 or 2006.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $12.3 million and approximately $4.2 million as of December 31, 2008 and December 31, 2007, respectively.

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points and has a maturity date of December 31, 2009.  Monthly payments of interest only are required with principal due at maturity.  As of December 31, 2008, the loan was earning interest at a rate of 8.54%.

Notes receivable includes approximately $3.0 million representing a mortgage loan we made related to raw land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the raw land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% is accrued and added to the principal amount annually on each anniversary date of the note.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Convertible Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for convertible debentures that had not been converted as of the date of the acquisition.  There are two series of debentures referred to herein as “Series A” and “Series B.”  Series A debentures pay semi-annual interest payments at a rate of 6.0% per annum and have a maturity date of November 2014, but are redeemable without penalty in November 2010.  Series B debentures pay semi-annual interest payments at a rate of 5.75% per annum and  have a maturity date of September 2012, but are redeemable without penalty in September 2010.  Restricted cash, which is held by a trustee, is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any future conversions as allowed for in the original indenture agreements.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of December 31, 2008 and December 31, 2007, the balance of our asset retirement obligations was approximately $9.7 million and approximately $12.6 million, respectively, and is included in other liabilities.

Derivative Financial Instruments

Our objective in using derivative financial instruments is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges are entered into to limit our exposure to increases in the LIBOR above a “strike rate” on our floating-rate debt.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

In December 2007, we entered into interest rate swap agreements designated as cash flow hedges related to our credit agreement.  As of December 31, 2008 and 2007, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2008, 2007 and 2006 was approximately $28.2 million, $21.9 million and $6.7 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  The total net increase to rental revenues due to the amortization of above- and below-market leases for the years ended December 31, 2008, 2007 and 2006 was approximately $13.9 million, $9.6 million and $4.9 million, respectively.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.

Offering Costs

Our advisor funded certain organization and offering costs on our behalf.  We were required to reimburse our advisor for such organization and offering costs up to 1.5% of the gross offering proceeds in connection with the our third public offering, provided that no organization and offering costs were paid with respect to sales under the DRIP.  Our advisor received up to 2.5% and 2.0% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with our initial and second public offerings, respectively.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs were recorded as an offset to additional paid-in capital, and all organization costs were recorded as an expense at the time we became liable for the payment of these amounts.

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

We acquired the subsidiaries of IPC on December 12, 2007 and intend to make an election for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-Corporation, and for the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.  We believe we can recover the cost of our investment in the subsidiaries of IPC without ultimately incurring a tax liability attributable to any underlying difference between the tax basis of the acquired assets and the financial reporting basis as a result of applying fair value in purchase accounting.  Accordingly, we have not recorded an income tax provision, or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC.

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

Post acquisition net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of December 31, 2008, IPC (US), Inc. and subsidiaries had approximately $56.6 million of federal and state NOL carryovers, and the deferred tax assets associated with the NOL carryovers is approximately $23.0 million at December 31, 2008.  Based on our expectation to

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

elect REIT status for IPC (US), Inc. for 2008 and not to recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $23.0 million, as we do not expect to realize the acquired NOL carryover deferred tax asset.  The NOL carry-forwards will begin to expire in 2023.  In addition, at December 31, 2008, we have deferred tax liabilities of approximately $3.5 million related to various state taxing jurisdictions.

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

For the year ended December 31, 2008 and 2007 we recognized a provision for income taxes of approximately $0.9 million and $0.6 million, respectively, related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the modified prospective method of SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the years ended December 31, 2008, 2007 and 2006, we had no significant compensation cost related to these share-based payments.

Redeemable Common Stock

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

We account for the possible redemption of our shares under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that securities that are convertible for cash at the option of the holder to be classified outside of equity.  In accordance with FAS 150, we do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.

Concentration of Credit Risk

At December 31, 2008 and December 31, 2007, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Minority Interest

We hold a direct or indirect majority interest in certain real estate partnerships and thus, consolidate their accounts with and into our accounts.  Minority interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to minority interest holders based on their weighted average percentage ownership during the period.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Minority interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At December 31, 2008 and December 31, 2007, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2008, we had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35, and at December 31, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists of owning, operating, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  Our chief operating decision maker evaluates operating performance on an individual property level and views all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

3.                                      New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We believe the adoption of FSP SFAS No. 157-2 will have no material effect on the disclosures related to non-financial assets and liabilities in our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition related costs be expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 will likely increase our stockholders’ equity and net income (loss) will no longer include income or losses allocated to minority interests which will cause our net income (loss) to increase or decrease.  However, income available to common stockholders should not be affected.

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

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FSP APB 14-1 requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  FSP APB 14-1 will be applied retrospectively to all periods presented. We believe the adoption of FSP APB 14-1 will have no material effect on our consolidated results of operations or financial position.

4.                                      Asset and Liabilities Measured at Fair Value

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2008 and 2007, management estimated the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, convertible debentures, other liabilities and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling approximately $3.1 billion as of December 31, 2008 have a fair value of approximately $2.8 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2008.  The notes payable totaling approximately $3.2 billion as of December 31, 2007 had a fair value of approximately $3.1 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2007.

The fair value estimate presented herein is based on information available to our management as of December 31, 2008 and 2007. We determined the above disclosure of estimated fair values using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative financial instruments

Currently, we use interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in “Accumulated other comprehensive loss” within stockholders’ equity at each measurement date.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of December 31, 2008 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(10,747)	$—	$(10,747)	$—

5.                                      Acquisitions and Dispositions

Acquisitions

On January 15, 2008, we acquired a three-story office building containing approximately 143,000 net rentable square feet (unaudited) located on approximately nine acres of land in Houston, Texas (“Westway One”) from an unaffiliated third party for a contract purchase price of approximately $34.8 million, paid from proceeds of our third public offering.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

On June 19, 2008, we acquired a 31-story office building containing approximately 609,000 net rentable square feet (unaudited) located on approximately 2.2 acres of land in Houston, Texas (“One City Centre”) from an unaffiliated third party for a contract purchase price of approximately $130.5 million.  We assumed borrowings of approximately $76.5 million under a loan agreement with LaSalle Bank National Association to pay a portion of the purchase price and paid the remaining amount from proceeds of our third public offering.

On September 25, 2008, we acquired a 20-story office building, containing approximately 502,000 net rentable square feet (unaudited), and a seven-level parking garage located on approximately 9.3 acres of land in Houston, Texas (“One BriarLake Plaza”) from an unaffiliated third party for a contract purchase price of approximately $133.6 million, paid from proceeds of our third public offering.

In addition to the acquisitions of wholly-owned properties described above, during the year ended December 31, 2008, we increased our ownership to 100% in three of our TIC properties: Travis Tower, Minnesota Center and the Colorado Building.

We increased our ownership interest in Travis Tower, a property containing approximately 507,000 net rentable square feet (unaudited) located in Houston, Texas, to 100% from 60.43%.  The purchase price for the additional interests was approximately $25.9 million and was funded through the assumption of debt of approximately $14.1 million, with the remaining amount coming from proceeds of our third public offering.  The transaction resulted in the consolidation of this property at September 30, 2008.

We increased our ownership interest in Minnesota Center, a property containing approximately 276,000 net rentable square feet (unaudited) located in Bloomington, Minnesota to 100% from 93.07%.  The purchase price for the additional interests in Minnesota Center was approximately $3.6 million and was funded through the assumption of debt of approximately $2.0 million, with the remaining amount coming from proceeds of our third public offering.  The transaction resulted in the consolidation of this property at December 31, 2008.

We increased our ownership interest in the Colorado Building, a property containing approximately 122,000 net rentable square feet (unaudited) located in Washington, D.C to 100% from 95.20%.  The purchase price for the additional interests in the Colorado Building was approximately $2.6 million and was funded through the assumption of debt of approximately $1.3 million, with the remaining amount coming from proceeds of our third public offering.  The transaction resulted in the consolidation of this property at December 31, 2008.

Dispositions

On February 15, 2008, we sold 9100 Mineral Circle, a property containing approximately 153,000 net rentable square feet (unaudited) located in Englewood, Colorado, to an unaffiliated third party for a contract sales price of approximately $27.0 million.  The sale of the property resulted in a gain of approximately $6.9 million which was recorded as a gain on sale of discontinued operations during the year ended December 31, 2008.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on the capital gain resulting from the sale of the property.

On June 5, 2008, we transferred 11 Stanwix Street, a property containing approximately 428,000 net rentable square feet (unaudited) located in Pittsburg, Pennsylvania, to the lender associated with this property in exchange for our obligation of the non-recourse debt on the property totaling approximately $28.4 million.   Due to the fact that the carrying amount of the property was equivalent to the debt on the property, the transfer of the property resulted in neither a gain nor loss.  11 Stanwix Street was acquired in December 2007 as part of our acquisition of the subsidiaries of IPC.

On August 1, 2008, we sold 2383 Utah, a property containing approximately 150,000 net rentable square feet (unaudited) located in El Segundo, California, to an unaffiliated third party for a contract sales price of approximately $35.0 million which included the purchaser’s assumption of approximately $20.0 million of non-recourse debt on the property.  The sale of the property resulted in a gain of approximately $9.2 million which was recorded as a gain on sale of discontinued operations during the year ended December 31, 2008.  The sale was structured to qualify as a 1031 like-kind exchange to defer the taxes on the capital gain resulting from the sale of the property.

In addition to the dispositions of wholly-owned properties described above, on July 1, 2008, we sold our 36.31% TIC investment in Enclave on the Lake, a property containing approximately 171,000 net rentable square feet (unaudited) located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million, which included the purchaser’s assumption of our approximately $6.8 million of non-recourse debt on the property.  The sale of our interest, which was acquired in April 2004 for a contract purchase price of approximately $10.4 million, resulted in a gain of approximately $5.1 million which was recorded as a gain on sale of assets within continuing operations during the year ended December 31, 2008.  In January 2008, we sold a 0.93 acre (unaudited) land easement at our Ashford Perimeter property to an unaffiliated third party for a contract sales price of approximately $0.3 million that resulted in a gain on sale of assets within continuing operations during the year ended December 31, 2008 of approximately $0.2 million.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Business Combination

On December 12, 2007, we completed the purchase of the subsidiaries of IPC, which owned interests in a portfolio of 34 office properties, comprising a total of approximately 9.6 million square feet of rentable space.  The acquisition diversified our portfolio from a geographic prospective.  The acquired intangible assets and liabilities are amortized over the terms of the acquired leases or remaining lives of the assumed mortgages.

The following summary provides the finalized allocation of assets and liabilities of the subsidiaries of IPC as of the date of acquisition (in thousands);

Allocation
Land	$168,860
Buildings	1,003,650
Lease intangibles	186,487
Cash	14,706
Restricted cash	127,770
Other assets	45,810
Goodwill	11,655
Notes receivable	10,844
Investment in unconsolidated entities	55,338
Acquired below market leases	(41,595)
Liabilities assumed	(863,844)
Minority interest	(15,324)
Net assets acquired	$704,357

Our Consolidated Statements of Operations include the operations of the subsidiaries of IPC for the year ended December 31, 2008 and for the period from December 12, 2007 (the date of acquisition) through December 31, 2007.  The following summary presents the results of operations (in thousands) for the years ended December 31, 2007 and 2006, on an unaudited pro forma basis, as if the transaction had occurred as of January 1 of the respective years.  The proforma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	2007	2006
Total revenue	$560,576	$544,688
Total expenses	(724,411)	(708,170)
Interest income	25,524	4,954
Gain on sale of assets	44	66,514
Income tax provision/(benefit)	686	(4,166)
Minority interest	(2,851)	(4,399)
Equity in earnings (losses) of investments	(1,139)	11,130
Income (loss) from discontinued operations	1,927	(108)
Net loss	$(139,644)	$(89,557)

Basic and diluted weighted average shares outstanding	171,544	147,549

Basic and diluted loss per share	$(0.81)	$(0.61)

6.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in various office buildings and our non-controlling 60% interest in the Wanamaker Building.  During 2008, we acquired the remaining third-party interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  On July 1, 2008, we sold our 36.31% TIC investment in Enclave on the Lake, a property located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million.  During 2007, we increased our TIC interest in two of our TIC properties and we acquired a 60% non-controlling interest in the Wanamaker Building, as part of our acquisition of the subsidiaries of IPC completed in December 2007.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following is a summary of our investments in unconsolidated entities as of December 31, 2008 and 2007 (in thousands):

	2008	2007	2008	2007
	Ownership	Ownership	Carrying Value	Carrying Value
Property Name	Interest	Interest	of Investment	of Investment
Wanamaker Building	60.00%	60.00%	$54,257	$54,272
Alamo Plaza	33.93%	33.93%	12,697	13,527
St. Louis Place	35.71%	35.71%	10,302	10,613
Minnesota Center	100.00%	93.07%	—	41,144
Colorado Building	100.00%	95.20%	—	43,763
Travis Tower	100.00%	60.43%	—	31,295
Enclave on the Lake	—	36.31%	—	8,598
Total			$77,256	$203,212

Our investments in unconsolidated entities as of December 31, 2008 and 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (in thousands):

	2008	2007
Land	$54,572	$79,423
Buildings, net	147,443	259,382
Lease intangibles, net	33,104	52,039
Cash and cash equivalents	3,832	12,650
Restricted cash	9,247	18,850
Accounts receivable and other assets	3,925	7,621
Total assets	$252,123	$429,965

Notes payable (1)	$80,319	$81,772
Acquired below market lease intangibles, net	10,890	13,854
Other liabilities	5,317	12,264
Total liabilities	96,526	107,890

Equity	155,597	322,075
Total liabilities and equity	$252,123	$429,965

(1)    This amount represents the notes payable for the Wanamaker Building only.  Each of the TIC investors, including us, is a borrower under the TIC notes payable.  For those TIC properties that we do not consolidate, our portion of the TIC notes payable was approximately $17.4 million and approximately $99.4 million at December 31, 2008 and 2007, respectively and is reflected in the consolidated notes payable on our balance sheet.

In 2008, we recorded approximately $1.3 million of equity in earnings and approximately $9.6 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the years ended December 31, 2008, 2007 and 2006 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable and are presented below (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

	2008	2007	2006
Revenue	$57,965	$41,223	$46,941

Expenses:
Property operating expenses	18,246	11,512	13,227
Real estate taxes	8,348	5,493	5,870
Depreciation and amortization	24,287	14,986	18,486
(Interest income)/interest expense and bank fees, net	4,342	373	(368)
Total expenses	55,223	32,364	37,215

Net income	$2,742	$8,859	$9,726

Company’s share of net income	$1,331	$5,117	$4,804

Company’s share of total distributions	$9,637	$10,929	$11,030

7.                                      Minority Interest

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

The following table is a summary of our minority interest investments (in thousands):

	December 31,	December 31,
	2008	2007
Non-controlling interests	$15,428	$15,267
Limited partnership units	2,506	2,782
	$17,934	$18,049

8.                                    Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas (“Three Eldridge”) and the future development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  For the year ended December 31, 2008 and 2007, we capitalized a total of approximately $21.9 million and $7.0 million in costs associated with real estate under development, respectively, including approximately $0.5 million and $0.3 million in interest for real estate under development, respectively.

9.                                      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2008, for properties we consolidate are as follows (in thousands):

Year	Amount
2009	$407,919
2010	374,565
2011	321,923
2012	280,033
2013	230,943
Thereafter	682,210
Total	$2,297,593

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

10.          Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In December 2007, we entered into two interest rate swap agreements associated with our credit facility.  For the year ended December 31, 2008 and 2007, we recognized an other comprehensive loss of approximately $9.4 million and $1.4 million, respectively to adjust the carrying amount of these interest rate swaps to fair value at December 31, 2008 and 2007.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and our results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  For the year ended December 31, 2008, the swap agreements increased interest expense by approximately $2.3 million.  The following table summarizes the notional value (in thousands) of our derivative financial instruments as of December 31, 2008.  The notional value provides an indication of the extent of our involvement in these instruments at December 31, 2008, but does not represent exposure to credit, interest rate, or market risks.

		Interest Swap	Interest Swap
Hedge Type	Notional Value	Pay Rate	Receive Rate	Maturity
Interest rate swaps - cash flow	$200,000	3.9925%	30-day LIBOR	December 13, 2010

Over time the unrealized loss held in accumulated other comprehensive loss related to the cash flow hedge will be reclassified to earnings, of which approximately $6.0 million is expected to be reclassified in 2009.  No amounts were reclassified to earnings for the year ended December 31, 2008.  This reclassification will correlate with the recognition of the hedged interest payment in earnings.

11.                               Notes Payable

Our notes payable was approximately $3.1 billion at December 31, 2008 as compared to $3.2 billion at December 31, 2007 consisting of approximately $2.9 billion of mortgage loans collateralized by our properties and the $200.0 million term loan outstanding under our credit facility.  At December 31, 2008, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.75%.  As of December 31, 2008, all of our $3.1 billion in debt is long-term fixed rate debt, including the $200.0 million term loan which bears interest at a variable rate, but which we have hedged through use of an interest rate swap.  At December 31, 2008, our notes payable had maturity dates that range from October 2010 to May 2017. We have no debt maturing in 2009 and in 2010 we have approximately $260.1 million, or 8%, of our loans maturing, $200 million of which represents the term loan under our credit agreement which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.8 million, or 18% of our loans secured by various properties maturing.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  At December 31, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.  The following table summarizes our notes payable as of December 31, 2008 (in thousands):

Principal payments due in:
2009	$13,319
2010	275,701
2011	564,511
2012	127,892
2013	96,312
Thereafter	1,989,770
unamortized discount	(976)
Total	$3,066,529

12.                               Convertible Debentures

As of December 31, 2008, we had a liability for convertible debentures of approximately $51.7 million.  The balance reflects the remaining liability assumed in the acquisition of the subsidiaries of IPC for debentures not yet converted. There are two series of debentures referred to herein as “Series A” and “Series B.”  Series A debentures represent approximately $15.0 million of the outstanding liability and pay semi-annual interest payments at a rate of 6.0% per annum.  The Series A debentures have a maturity date of November 2014, but are redeemable without penalty in November 2010.  Series B debentures represent approximately $36.7 million of the outstanding liability and pay semi-annual interest payments at a rate of 5.75% per annum.  The Series B debentures have a maturity date of September 2012, but are redeemable in September 2010.  We have restricted cash on our balance sheet, totaling approximately $62.4 million,

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

held by a trustee, which is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of conversions as allowed for in the original indenture agreements. The convertible debentures are convertible to cash at the option of the holder at a conversion price of $9.75 per unit.

13.                               Stockholders’ Equity

Capitalization

As of December 31, 2008, we had 288,807,752 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings.  As of December 31, 2008, we had no shares of preferred stock issued and outstanding and options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At December 31, 2008, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability or need for long-term care.  However, the board determined to not accept and to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  In addition, the board approved certain amendments to the program.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  until 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent public primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties, or

•                  after 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the lesser of (a) 100% of the average price per share the original purchaser or purchasers of shares paid for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the estimated value per share, as disseminated to our stockholders by way of a distribution notice or account statement, quarterly or annual report or any other stockholder communication.

For these purposes, no purchase price is ascribed to the shares issued in respect of the 10% stock dividend, and we do not consider a “public offering” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan or employee benefit plan.

Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability, need for long-term care, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRIP or automatic purchase plan, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  For the year ended December 31, 2008, we redeemed

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

approximately 3.7 million shares for approximately $33.0 million.  For the year ended December 31, 2007, we redeemed approximately 2.3 million shares for approximately $20.0 million.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our directors and consultants and to employees, directors and consultants of our affiliates.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of December 31, 2008, we had issued to the independent members of the board of directors options to purchase 68,500 shares of our common stock at a weighted average exercise price of $9.35 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  The options were anti-dilutive to earnings per share for the years ended December 31, 2008, 2007 and 2006.

Distributions

We initiated the payment of monthly distributions in November 2003 in the amount of a 7% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0019178 per share.  In August 2007, the declared distributions rate was reduced to a daily amount of $0.0017260 per share of common stock, which is equivalent to an annual distribution rate of 6.3% assuming the share was purchased for $10.00.  In September 2008 and effective through March 2009, the declared distributions rate was increased to a daily amount of $0.0017808 per share of common stock which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00.

Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRIP is recorded to equity when the shares are actually issued.  For both the year ended December 31, 2008 and 2007, distributions declared and recorded as a reduction to minority interest in connection with the Behringer OP limited partnership units were approximately $0.3 million. Distributions declared and payable as of December 31, 2008 were approximately $15.9 million, which included approximately $7.2 million of cash distributions payable and approximately $8.7 million of DRIP distributions payable.  Distributions declared and payable as of December 31, 2007 were approximately $11.0 million, which included approximately $5.2 million of cash distributions payable and approximately $5.8 million of DRIP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the year ended December 31, 2008 and 2007 (in thousands):

	Total	Cash	DRIP
2008
1st Quarter	$33,168	$15,628	$17,540
2nd Quarter	35,280	16,623	18,657
3rd Quarter	39,590	18,199	21,391
4th Quarter	45,994	20,788	25,206
Total	$154,032	$71,238	$82,794

2007
1st Quarter	$22,918	$11,607	$11,311
2nd Quarter	28,788	14,305	14,483
3rd Quarter	31,122	15,123	15,999
4th Quarter	31,982	15,259	16,723
Total	$114,810	$56,294	$58,516

14.                               Related Party Transactions

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor, served as the dealer manager for  each of our public offerings and received commissions of up to 7% of gross offering proceeds (1% for sales under our DRIP) before reallowance of commissions earned by participating broker-dealers.  In connection with our third public offering, up to 2.5% of gross proceeds before reallowance to participating broker-dealers were paid to Behringer Securities as a dealer

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

manager fee; except that no dealer manager fee was paid on purchases made pursuant to our DRIP.  In our third public offering, Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 2.0% of the gross offering proceeds to be paid to such participating broker-dealers; provided, however, that Behringer Securities did not reallow, in the aggregate, more than 1.5% of gross offering proceeds for marketing fees and expenses, bona fide training and educational meetings and non-itemized, non-invoiced due diligence efforts, and more than 0.5% of gross offering proceeds for bona fide, separately invoiced due diligence expenses incurred as fees, costs and other expenses from third parties.  During the year ended December 31, 2008, Behringer Securities’ commissions and dealer manager fees totaled approximately $54.1 million and approximately $19.6 million, respectively, and were recorded as a reduction of additional paid-in capital.  During the year ended December 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $54.8 million and approximately $20.0 million, respectively, and were recorded as a reduction of additional paid-in capital.

Our advisor, Behringer Advisors, or its affiliates, received up to 1.5% of gross offering proceeds for reimbursement of offering expenses incurred in connection with our third pubic offering, except that no offering expenses were reimbursed with respect to purchases made pursuant to our DRIP.  During the years ended December 31, 2008 and 2007, offering expenses of approximately $11.8 million and approximately $12.0 million, respectively, were reimbursable by us and were recorded as a reduction of additional paid-in capital.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned approximately $13.7 million and approximately $67.5 million in acquisition and advisory fees and reimbursement of expenses for the investments we acquired in the years ended December 31, 2008 and 2007, respectively.  We capitalize these fees as part of our real estate, goodwill or investments in unconsolidated entities.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property, plus leasing commissions based upon the customary leasing commission applicable to the geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $17.6 million, $8.5 million and approximately $4.3 million in the years ended December 31, 2008, 2007 and 2006, respectively, for the services provided by HPT Management in connection with our real estate and investment properties. Property management fees associated with our sold properties are classified in discontinued operations.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the year ended December 31, 2008, we incurred and expensed approximately $28.0 million of asset management fees as compared to approximately $13.6 million for the year ended December 31, 2007 and approximately $5.1 million of the year ended December 31, 2006.  Asset management fees of approximately $1.0 million and $2.7 million were waived for the years ended December 31, 2007 and 2006, respectively.  Asset management fees associated with our sold properties are classified in discontinued operations.

Behringer Advisors may require us to reimburse it for costs and expenses paid or incurred to provide services to us including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the year ended December 31, 2008, we incurred and expensed approximately $1.7 million for these costs and expenses.  For the year ended December 31, 2007, we did not incur and expense any of these costs and expenses.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred approximately $0.9 million and $17.8 million in debt financing fees for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, we had payables to related parties of approximately $8.3 million consisting primarily of acquisition and advisory fees, asset management fees, offering costs and operating expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2007 we had payables

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

to related parties of approximately $8.2 million consisting primarily of offering costs payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2008, we had no receivables from related parties and at December 31, 2007 we had receivables from related parties of approximately $1.0 consisting primarily of reimbursements due from HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of December 31, 2008, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

We are dependent on Behringer Advisors and HPT Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

15.                               Commitments and Contingencies

As of December 31, 2008, we had commitments of approximately $36.3 million for future tenant improvements and leasing commissions and commitments of approximately $27.0 million for the development of Eldridge Three.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of December 31, 2008, assuming all conditions are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

16.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Interest paid, net of amounts capitalized	$181,064	$94,158	$44,163
Income taxes paid	$2,669	$—	$—

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$18,079	$3,742	$3,075
Escrow deposit applied to purchase of real estate	1,000	—	—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$79,796	$56,283	$29,786
Mortgage notes assumed	90,503	1,251,086	144,400
Mortgage notes assumed by purchaser	(26,827)	—	—
Financing costs in accrued liabilities	17	—	—
Cancellation of debt through transfer of real estate	25,698	—	—
Recapture of minority interest in lieu of note	844	—	—

17.                               Discontinued Operations

On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  On June 5, 2008, we transferred 11 Stanwix Street to the lender holding a mortgage on the property.  On August 1, 2008, we sold 2383 Utah, located in El Segundo, California, to an unaffiliated third party for a contract sale price of approximately $35.0 million.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for years ended December 31, 2008, 2007 and 2006 (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2008	2007	2006
Rental revenue	$4,972	$9,512	$5,795

Expenses
Property operating expenses	1,887	870	541
Interest expense	2,151	1,353	1,152
Real estate taxes	695	879	678
Property and asset management fees	343	454	445
Depreciation and amortization	2,408	4,045	3,096
Total expenses	7,484	7,601	5,912

Interest income	9	16	9

Income (loss) from discontinued operations	$(2,503)	$1,927	$(108)

18.                               Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands except per share data):

2008 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$139,282	$156,413	$156,031	$153,707

Loss from continuing operations	(41,896)	(30,071)	(27,883)	(74,204)
Income (loss) from discontinued operations	5,455	(971)	9,051	98
Net loss	$(36,441)	$(31,042)	$(18,832)	$(74,106)

Weighted average shares outstanding	210,475	223,973	245,832	279,974
Basic and diluted loss per share	$(0.17)	$(0.14)	$(0.07)	$(0.26)

2007 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$68,327	$67,800	$69,266	$99,316

Loss from continuing operations	(12,519)	(9,036)	(6,324)	(15,679)
Income (loss) from discontinued operations	1,862	(195)	191	69
Net loss	$(10,657)	$(9,231)	$(6,133)	$(15,610)

Weighted average shares outstanding	132,000	164,112	188,347	200,778
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.03)	$(0.08)

*****

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 31, 2009; such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in Item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

Valuation and Qualifying Accounts

Schedule II

December 31, 2008

(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2008	$540	$1,440	$—	$234	$1,746
Year ended December 31, 2007	96	351	93	—	540
Year ended December 31, 2006	42	103	—	49	96

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2008

(in thousands)

							Gross amount
				Initial cost		Adjustments	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Building	to basis	close of period (2)	depreciation	construction	acquired
Ashford Perimter	Atlanta, GA	34,480		8,479	31,662	(8,505)	31,636	6,187	1982	01/06/05
Lawson Commons	St. Paul, MN	58,300		2,021	75,881	175	78,077	10,660	1999	06/10/05
Downtown Plaza	Long Beach, CA	12,650		4,127	11,874	1,520	17,521	1,773	1982	06/14/05
Gateway 12	Diamond Bar, CA	70,750	(3)	1,600	6,319	10	7,929	864	1999	07/20/05
Gateway 22	Diamond Bar, CA	—	(3)	3,862	7,691	47	11,600	1,056	1999	07/20/05
Gateway 23	Diamond Bar, CA	—	(3)	5,295	10,864	23	16,182	1,489	1999	07/20/05
Southwest Center	Tigard, OR	—	(3)	2,106	16,317	400	18,823	2,284	2001	07/20/05
17655 Waterview	Richardson, TX	—	(3)	2,932	28,876	26	31,834	3,950	1998	07/20/05
Buena Vista Plaza	Burbank, CA	22,000		3,806	28,368	112	32,286	3,882	1991	07/28/05
One Financial Plaza	Minneapolis, MN	43,000		10,689	39,482	906	51,077	5,698	1960	08/02/05
Riverview Tower	Knoxville, TN	30,250		2,740	35,181	477	38,398	4,668	1985	10/05/05
1325 G Street	Washington, D.C.	100,000		71,313	60,681	2,875	134,869	7,832	1969	11/15/05
Woodcrest Corporate Center	Cherry Hill, NJ	50,400		5,927	49,977	1,767	57,671	6,233	1960	01/11/06
Burnett Plaza (8)	Ft Worth, TX	113,154		6,239	157,171	4,676	168,086	17,996	1983	02/10/06
AMEC Paragon I & II	Houston, TX	16,300		2,550	23,338	33	25,921	2,571	1999/2003	03/14/06
Paces West	Atlanta, GA	84,000		8,838	88,172	2,885	99,895	9,760	1987/89	04/19/06
222 South Riverside Plaza	Chicago, IL	202,000		29,787	190,111	13,601	233,499	21,051	1971	06/02/06
The Terrace Office Park	Austin, TX	131,000		17,330	124,551	3,037	144,918	12,769	1997-2002	06/21/06
600 & 619 Alexander Road	Princeton, NJ	16,500		3,000	16,700	2,158	21,858	1,763	1983/85	06/28/06
Grandview II	Birmingham, AL	17,000		1,625	19,274	283	21,182	1,702	1998	10/20/06
Bank of America Plaza-Charlotte	Charlotte, NC	150,000		26,656	185,215	3,953	215,824	16,266	1974	10/26/06
Three Parkway	Philadelphia, PA	67,125		7,905	69,033	2,780	79,718	6,313	1970	10/30/06
4440 El Camino Real	Los Altos, CA	26,975		4,412	30,794	86	35,292	2,671	2000	11/02/06
Fifth Third Center-Cleveland	Cleveland, OH	49,250		1,424	52,075	1,746	55,245	4,424	1991	11/16/06
Resurgens Plaza	Atlanta, GA	82,000		—	92,980	3,883	96,863	8,160	1988	11/30/06
5 & 15 Wayside	Burlington, MA	—		8,917	61,709	50	70,676	4,941	1999/2001	12/08/06
One & Two Eldridge Place (8)	Houston, TX	75,000		9,695	89,506	25,024	124,225	7,511	1984/86	12/13/06
250 W. Pratt	Baltimore, MD	36,038		6,700	39,861	6,576	53,137	5,256	1986	12/04-12/06
Centreport Office Center	Ft Worth, TX	—		3,175	12,917	69	16,161	776	1999	06/14/07
200 South Wacker	Chicago, IL	95,500		7,842	141,981	5,663	155,486	6,893	1981	11/01/07
One Financial Place	Chicago, IL	188,600		23,285	265,099	1,994	290,378	12,521	1984	11/01/07
10 & 120 South Riverside	Chicago, IL	225,000		40,476	311,716	7,715	359,907	14,835	1965	11/01/07
111 Woodcrest	Cherry Hill, NJ	—		1,000	5,417	473	6,890	235	1964	11/20/07
1650 Arch Street	Philadelphia, PA	43,312		24,000	60,825	340	85,165	2,434	1974	12/12/07
United Plaza	Philadelphia, PA	66,195		23,736	90,001	1,555	115,292	3,645	1975	12/12/07
One Oxmoor Place	Louisville, KY	100,496	(4)	2,851	17,614	(110)	20,355	698	1989	12/12/07
Hurstbourne Place	Louisville, KY	—	(4)	4,587	30,203	196	34,986	1,256	1982	12/12/07
Hurstbourne Park	Louisville, KY	—	(4)	2,297	12,728	215	15,240	544	1971	12/12/07
Hurstbourne Plaza	Louisville, KY	—	(4)	4,000	10,054	—	14,054	416	1971	12/12/07
Forum Office Park	Louisville, KY	—	(4)	6,811	32,548	1,099	40,458	1,379	1984	12/12/07
Lakeview	Louisville, KY	—	(4)	1,468	8,574	92	10,134	387	1989	12/12/07
Steeplechase Place	Louisville, KY	—	(4)	1,766	7,424	44	9,234	307	1989	12/12/07
Hunnington	Louisville, KY	—	(4)	978	5,507	19	6,504	230	1986	12/12/07
City Hall Plaza	Manchester, NH	—	(4)	2,516	27,509	70	30,095	1,104	1982	12/12/07
One & Two Chestnut Place	Worcester, MA	—	(4)	2,903	15,715	(1,121)	17,497	609	1990	12/12/07
Executive Park	Louisville, KY	5,649		—	6,311	(1,304)	5,007	279	1973	12/12/07
Energy Centre	New Orleans, LA	50,310		6,134	59,852	841	66,827	4,037	1984	12/12/07
Bank of America Plaza-Las Vegas	Las Vegas, NV	49,269		10,914	86,101	141	97,156	3,800	1975	12/12/07

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2008

(in thousands)

							Gross amount
				Initial cost		Adjustments	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Building	to basis	close of period (2)	depreciation	construction	acquired
KeyBank Center	Cleveland, OH	27,623		2,031	21,495	256	23,782	892	1969	12/12/07
One Edgewater Plaza	Staten Island, NY	35,863	(5)	12,789	26,292	1,255	40,336	1,231	1919	12/12/07
Tice Building	Woodcliff Lake, NJ	—	(5)	2,500	18,118	—	20,618	949	1988	12/12/07
222 Bloomingdale Road	White Plains, NY	10,345		—	13,990	(4,143)	9,847	674	1980	12/12/07
Fifth Third Center-Columbus	Columbus, OH	52,500		3,500	54,242	58	57,800	2,306	1928	12/12/07
City Center	St. Petersburg, FL	16,035		5,200	30,955	948	37,103	1,436	1984	12/12/07
5104 Eisenhower Boulevard	Tampa, FL	—		2,602	25,054	—	27,656	1,219	1998	12/12/07
Royal Caribbean Center	Miramar, FL	27,979	(6)	7,250	25,876	—	33,126	1,069	2001	12/12/07
DeVry University	Miramar, FL	—	(6)	5,370	15,633	—	21,003	673	2002	12/12/07
Crescent Center	Memphis, TN	43,000		6,377	59,286	1,499	67,162	2,721	1986	12/12/07
Plaza at MetroCenter	Nashville, TN	25,000		3,341	35,333	598	39,272	1,489	1985	12/12/07
Loop Central	Houston, TX	46,000		11,653	86,587	1,769	100,009	3,900	1980-1982	12/12/07
Epic Center	Wichita, KS	15,628	(7)	951	19,609	711	21,271	968	1987	12/12/07
One Brittany Place	Wichita, KS	—	(7)	926	3,478	136	4,540	149	1984	12/12/07
Two Brittany Place	Wichita, KS	—	(7)	926	1,666	242	2,834	87	1984	12/12/07
801 Thompson	Rockville, MD	10,651		3,200	10,578	205	13,983	427	1963	12/12/07
500 E. Pratt	Baltimore, MD	58,800		—	66,390	230	66,620	2,654	2004	12/12/07
Westway One	Houston, TX	—		3,655	26,771	2,643	33,069	1,198	2007	1/15/08
One City Centre	Houston, TX	76,500		19,747	97,487	1,417	118,651	1,955	1962	6/19/08
One BriarLake Plaza	Houston, TX	—		9,602	119,660	486	129,748	1,197	2000	9/25/08
Travis Tower	Houston, TX	35,544		6,230	42,253	—	48,483	485	1955	10/04 - 09/08
Minnesota Center	Bloomington, MN	28,096		3,500	35,809	—	39,309	—	1987	10/03-12/08
Colorado Building	Washington, D.C.	28,000		13,328	28,109	—	41,437	—	1903	08/04-12/08
Totals		$2,850,067		$555,392	$3,716,430	$96,905	$4,368,727	$263,794

Each of our properties has a depreciable life of 25 years

(1) Excludes unamortized premiums and discounts.

(2) The aggregate cost for federal income tax purposes is approximately $4.3 billion.

(3) Gateway 12, Gateway 22, Gateway 23, Southwest Center and 17655 Waterview are each held as collateral for this note payable.

(4) One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(5) One Edgewater Plaza and  the Tice Building are each held as collateral for this note payable.

(6) Royal Caribbean Center and DeVry University are each held as collateral for this note payable.

(7) Epic Center, One Brittany Place and Two Brittany Place are each held as collateral for this note payable.

(8) Includes development projects of a parking garage at our Burnett Plaza property and the development of a third office building at One & Two Eldrige Place which we refer to as Three Eldridge.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Real Estate:
Balance at beginning of year	$3,997,455	$1,950,045	$516,239
Additions	458,961	2,047,410	1,433,806
Deductions	(87,689)	—	—
Balance at end of the year	$4,368,727	$3,997,455	$1,950,045

Accumulated depreciation:
Balance at beginning of year	$116,745	$42,339	$6,808
Depreciation expense	149,987	74,406	35,531
Deductions	(2,938)	—	—
Balance at end of the year	$263,794	$116,745	$42,339

****

EXHIBIT INDEX

Exhibit Number	Description

3.1	Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on August 1, 2008)

3.2

Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 23, 2009)

4.1

Distribution Reinvestment Plan of the Registrant, effective as of January 5, 2009 (previously filed and incorporated by reference in the Registrant’s Registration Statement on Form S-3D filed on January 5, 2009)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1	Second Amended and Restated Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007)

10.2

Fifth Amended and Restated Advisory Agreement between the Registrant and Behringer Advisors LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007), as amended by the First Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008)

10.3

Fifth Amended and Restated Property Management and Leasing Agreement, dated May 15, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on May 15, 2008), as amended by the First Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008), and the Second Amendment to the Fifth Amended and Restated Property Management Agreement, dated August 13, 2008 (previously filed and incorporated by reference to Form 8-K filed on August 13, 2008)

10.4

Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.5

Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.6

Stock Purchase and Sale Agreement between BCSP IV U.S. Investments, L.P. and Behringer Harvard Operating Partnership I, LP, dated August 15, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.7	Amendment to Stock Purchase and Sale Agreement, dated October 30, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.8	Loan Agreement between 200 South Wacker Property LLC and Lehman Brothers Bank FSB, dated January 30, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.9

Loan Agreement between 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC and Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.10

Mortgage, Security Agreement, Assignment of Rents and Fixture Filing by One Financial Place Property LLC, as borrower in favor of Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.11	Promissory Note made between 200 South Wacker Property LLC and Lehman Brothers Bank FSB, dated January 30, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.12

Promissory Note A between 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC and Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.13

Promissory Note B between 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC and Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.14

Promissory Note A between by One Financial Place Property LLC and Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.15

Promissory Note B between by One Financial Place Property LLC and Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.16

Guaranty of Recourse Obligations by Beacon Capital Strategic Partners IV, L.P., for the benefit of Lehman Brothers Bank FSB, dated January 30, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.17

Guaranty of Recourse Obligations by Beacon Capital Strategic Partners IV, L.P., for the benefit of Merrill Lynch Mortgage Lending, Inc., dated October 3, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.18

Guaranty by Beacon Capital Strategic Partners IV, L.P., for the benefit of Wachovia Bank, National Association, dated July 13, 2006 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.19

Reaffirmation, Consent to Transfer, Substitution of Indemnitor and Modification of Loan Documents by and among 200 South Wacker Property, LLC, Beacon Capital Strategic Partners IV, L.P., BCSP IV U.S. Investments, L.P., Behringer Harvard 200 South Wacker Drive, LLC and Behringer Harvard REIT I, Inc., and LaSalle Bank National Association as Trustee under that certain Pooling and Servicing Agreement dated as of March 13, 2006, for the Registered Holders of LB-UBS Commercial Mortgage Trust 2006-C3, Commercial Mortgage Pass-Through Certificates, Series 2006-C3, dated November 1, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.20

Consent Agreement by and between LaSalle Bank National Association, as Trustee for the Registered Holders of ML-CFC Commercial Mortgage Trust 2006-4, Commercial Mortgage Pass-Through Certificates, Series 2006-4, 10/120 South Riverside Fee LLC and 10/120 South Riverside Property LLC, dated November 1, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.21

Reaffirmation, Consent to Transfer, Substitution of Indemnitor and Modification of Loan Documents by and among One Financial Place Property, LLC, Beacon Capital Strategic Partners IV, L.P., BCSP IV U.S. Investments, L.P., Behringer Harvard One Financial Plaza Chicago, LLC and Behringer Harvard REIT I, Inc., and Wells Fargo Bank N.A. as Trustee under that certain Pooling and Servicing Agreement dated as of August 1,2006, for the Registered Holders of Wachovia Bank National Association, Wachovia Securities, Commercial Real Estate Services, dated November 1, 2007 (previously filed and incorporated by reference to Form 8-K filed on November 7, 2007)

10.22

Purchase Agreement between Behringer Harvard REIT I, Inc. and Everclear Acquisition Corporation and IPC US Real Estate Investment Trust and PRF Holdings Inc. and Barry Reichmann (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.23

Letter Agreement, dated November 8, 2007, between Behringer Advisors LLC and Behringer Harvard REIT I, Inc. regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.24

Credit Agreement dated as of December 11, 2007, by and among Behringer Harvard Operating Partnership I LP, as borrower, Keybank National Association, the other lenders which are parties to the agreement and other lenders that may become parties to the agreement, Keybank National Association, as agent, Keybanc Capital Markets, as Sole Book Manager, Keybank Capital Markets and Wachovia Bank National Association, as co-lead arrangers, and Aareal Bank AG and Westdeutsche Immobilienbank AG as co-documentation agents (previously filed and incorporated by reference to Form 10-K filed on March 31, 2008)

10.25

Termination Agreement, dated as of December 20, 2007, among Behringer Harvard Multifamily OP I LP, Behringer Harvard Multifamily REIT I, Inc., Behringer Harvard Holdings, LLC and Behringer Harvard Operating Partnership I LP (previously filed and incorporated by reference to Form 8-K filed on December 21, 2007)

10.26

Development Agreement by and between Behringer Harvard REIT I, Inc. and Behringer Development Company LP, dated February 29, 2008 (previously filed and incorporated by reference to Form 8-K filed on March 4, 2008)

10.27

Agreement, dated November 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP, Behringer Advisors, LLC, HPT Management Services LP and HPT TIC Management Services LP (previously filed and incorporated by reference to Form 8-K filed on November 18, 2008)

21.1	List of Subsidiaries *

23.1	Consent of Deloitte & Touche LLP *

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification *

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification *

32.1	Section 1350 Certifications *

99.1	Amended and Restated Share Redemption Program *

* filed herewith