Form 10-Q
period 2009-03-31
BEHRINGER HARVARD REIT I INC
filed 2009-05-15
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2009, Behringer Harvard REIT I, Inc. had 291,982,175 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2009

PART I
FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Real estate
Land	$546,732	$546,700
Buildings, net	3,501,349	3,529,309
Real estate under development	42,274	28,924
Total real estate	4,090,355	4,104,933

Cash and cash equivalents	274,679	337,458
Restricted cash	202,806	201,546
Accounts receivable, net	102,651	96,579
Prepaid expenses and other assets	17,590	9,213
Goodwill	11,655	11,655
Investments in unconsolidated entities	76,958	77,256
Deferred financing fees, net	32,011	34,229
Notes receivable	13,088	13,089
Lease intangibles, net	489,016	522,642
Total assets	$5,310,809	$5,408,600

Liabilities and equity

Liabilities
Notes payable	$3,063,405	$3,066,529
Accounts payable	9,662	13,596
Payables to related parties	2,404	8,300
Acquired below-market leases, net	146,217	152,870
Distributions payable	16,095	15,910
Accrued liabilities	119,453	125,986
Debentures	50,994	51,653
Deferred tax liabilities	3,319	3,450
Other liabilities	24,999	25,764
Total liabilities	3,436,548	3,464,058

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 291,078,965 and 288,807,752 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	2,600,259	2,579,030
Cumulative distributions and net loss	(732,844)	(641,704)
Accumulated other comprehensive loss	(10,179)	(10,747)
Behringer Harvard REIT I, Inc. stockholders’ equity	1,857,265	1,926,608
Noncontrolling interest	16,996	17,934
Total equity	1,874,261	1,944,542
Total liabilities and equity	$5,310,809	$5,408,600

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Rental revenue	$155,586	$139,282

Expenses
Property operating expenses	45,201	38,868
Interest expense	46,553	47,410
Real estate taxes	23,350	19,890
Property management fees	4,497	4,384
Asset management fees	7,358	6,751
General and administrative	3,059	1,062
Depreciation and amortization	72,116	65,674
Total expenses	202,134	184,039

Interest income	1,118	2,019

Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(45,430)	(42,738)

Provision for income taxes	(217)	(229)
Equity in earnings of investments	210	600
Loss from continuing operations	(45,437)	(42,367)

Discontinued operations:

Loss from discontinued operations	(6)	(1,879)
Gain on sale of discontinued operations	—	7,334
Income (loss) from discontinued operations	(6)	5,455

Gain on sale of assets	—	185

Net loss	(45,443)	(36,727)
Add: Net loss attributable to noncontrolling interest	837	286
Net loss attributable to common stockholders	$(44,606)	$(36,441)

Basic and diluted weighted average shares outstanding	290,426,296	210,474,969

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(0.15)	$(0.20)
Discontinued operations	—	0.03
Basic and diluted loss per share	$(0.15)	$(0.17)

Amounts attributable to common stockholders:
Continuing operations	$(44,600)	$(41,896)
Discontinued operations	(6)	5,455
Net loss attributable to common stockholders	$(44,606)	$(36,441)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Equity and Comprehensive Loss

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity

For the three months ended March 31, 2009

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss						(44,606)		(837)	(45,443)
Unrealized gain on interest rate swap							568		568
Total comprehensive loss	—	—	—	—	—	(44,606)	568	(837)	(44,875)

Issuance of common stock, net	—	—	—	—	(258)	—			(258)
Redemption of common stock	—	—	(393)	—	(3,824)	—			(3,824)
Distributions declared	—	—	—	—	—	(46,534)		(101)	(46,635)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	2,664	—	25,311	—			25,311

Balance at March 31, 2009	1	$—	291,079	$29	$2,600,259	$(732,844)	$(10,179)	$16,996	$1,874,261

For the three months ended March 31, 2008

Balance at January 1, 2008	1	$—	205,563	$21	$1,834,477	$(327,527)	$(1,374)	$18,049	$1,523,646

Comprehensive loss:
Net loss						(36,441)		(286)	(36,727)
Unrealized loss on interest rate swap							(6,285)		(6,285)
Total comprehensive loss	—	—	—	—	—	(36,441)	(6,285)	(286)	(43,012)

Issuance of common stock, net	—	—	9,310	1	84,188				84,189
Redemption of common stock	—	—	(708)	—	(6,377)				(6,377)
Distributions declared	—	—	—	—	—	(33,100)		(135)	(33,235)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,800	—	16,929	—			16,929

Balance at March 31, 2008	1	$—	215,965	$22	$1,929,217	$(397,068)	$(7,659)	$17,628	$1,542,140

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net loss	$(45,443)	$(36,727)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on sale of assets	—	(185)
Gain on sale of discontinued operations	—	(7,334)
Depreciation and amortization	72,116	67,179
Amortization of above/below market rent	(2,053)	(703)
Amortization of deferred financing and mark-to-market costs	2,172	2,267
Equity in earnings of investments	(210)	(600)
Distributions from investments	311	600
Change in accounts receivable	(6,072)	(3,777)
Change in prepaid expenses and other assets	(8,221)	(10,036)
Change in lease intangibles	(3,169)	(2,251)
Change in accounts payable	(245)	(1,769)
Change in accrued liabilities	(10,985)	(17,351)
Change in payables to related parties	(2,967)	630
Cash used in operating activities	(4,766)	(10,057)

Cash flows from investing activities
Return of investments	197	2,164
Purchases of real estate	—	(32,841)
Escrow deposits, pre-acquisition and pre-disposition costs	—	1,032
Capital expenditures for real estate	(11,624)	(8,457)
Capital expenditures for real estate under development	(19,257)	(993)
Proceeds from sale of discontinued operations	—	26,544
Proceeds from sale of assets	—	260
Change in restricted cash	(1,260)	(27,871)
Cash used in investing activities	(31,944)	(40,162)

Cash flows from financing activities
Financing costs	(174)	—
Payments on notes payable	(3,055)	(78,912)
Payments on capital lease obligations	(22)	(15)
Issuance of common stock	—	91,822
Redemptions of common stock	(63)	—
Offering costs	(258)	(7,655)
Distributions	(21,144)	(15,730)
Conversion of debentures	(659)	(1,031)
Change in subscriptions for common stock	—	(2,984)
Change in subscription cash received	—	2,984
Change in payables to related parties	(694)	(993)
Cash used in financing activities	(26,069)	(12,514)

Net change in cash and cash equivalents	(62,779)	(62,733)
Cash and cash equivalents at beginning of period	337,458	94,947
Cash and cash equivalents at end of period	$274,679	$32,214

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities with highly creditworthy commercial tenants.  To date, we have focused all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and select suburban markets in the United States.  We completed our first property acquisition in October 2003 and, as of March 31, 2009, we owned interests in 74 office properties located in 23 states and the District of Columbia.

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

Our common stock is not currently listed on a national exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets prior to 2017, our charter requires us to begin selling our properties and liquidating our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

2.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of March 31, 2009 and consolidated statements of operations, consolidated statements of equity and comprehensive loss, and cash flows for the periods ended March 31, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended March 31, 2009 and 2008.  These adjustments are of a normal recurring nature.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

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

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

April - December 2009	$57,708
2010	64,105
2011	47,042
2012	37,438
2013	28,924

As of March 31, 2009 and December 31, 2008, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of March 31, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,804,412	$634,321	$69,216	$(192,907)
Less: depreciation and amortization	(303,063)	(186,721)	(27,800)	46,690
Net	$3,501,349	$447,600	$41,416	$(146,217)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2008	Improvements	Intangibles	Leases	Leases
Cost	$3,793,103	$656,673	$70,450	$(195,364)
Less: depreciation and amortization	(263,794)	(179,519)	(24,962)	42,494
Net	$3,529,309	$477,154	$45,488	$(152,870)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds to be cash equivalents.

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  Restricted cash also includes monies held by a trustee that are used for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any conversions or redemptions allowed under the original indenture agreements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accounts Receivable

Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $65.1 million and $59.0 million as of March 31, 2009 and December 31, 2008, respectively, and also includes anticipated insurance proceeds of approximately $20.0 million at both March 31, 2009 and December 31, 2008. Accounts receivable also includes approximately $17.8 million and $17.5 million of receivables from tenants of our consolidated real estate properties as of March 31, 2009 and December 31, 2008, respectively.  Our allowance for doubtful accounts was approximately $1.6 million and $1.7 million as of March 31, 2009 and December 31, 2008, respectively.

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

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in two office buildings, Alamo Plaza and St. Louis Place, and our non-controlling 60% interest in the Wanamaker Building.  Consolidation of these investments is not required as the entities do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9 or EITF 04-5.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For our unconsolidated real estate assets, including those we own through an investment in a limited partnership, joint venture, TIC interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

We did not record any impairment losses for the three months ended March 31, 2009 or 2008, but we may experience impairments of our real estate related assets in the future.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $14.5 million and approximately $12.3 million as of March 31, 2009 and December 31, 2008, respectively.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points and has a maturity date of December 31, 2009.  Monthly payments of interest only are required with principal due at maturity.  As of March 31, 2009, the loan was current and earning interest at a rate of 8.06%.

Notes receivable also includes approximately $3.0 million representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the unentitled land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% is accrued and added to the principal amount on each anniversary date of the note.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.

Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for outstanding debentures.  As of March 31, 2009, the liability related to outstanding debentures was approximately $51.0 million.  The debentures are referred to herein as “Series A” and “Series B.”  Series A debentures represent approximately $14.8 million of the outstanding liability, pay semi-annual interest payments at a rate of 6.0% per annum and have a maturity date of November 2014, but are redeemable by us without penalty in November 2010.  Series B debentures represent approximately $36.2 million of the outstanding liability, pay semi-annual interest payments at a rate of 5.75% per annum and  have a maturity date of September 2012, but are redeemable by us without penalty in September 2010.  Prior to the IPC transaction, these debentures were convertible into trust units of IPC.  Following the IPC transaction, these debentures became convertible into cash at the rate of $1,026.32 per $1,000 in face amount of Series A debentures and $886.36 per $1,000 in face amount of Series B debentures.

Restricted cash, which is held by a trustee,  and totals approximately $60.7 million at March 31, 2009, is used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any redemptions or conversions allowed under the original indenture agreements.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of March 31, 2009 and December 31, 2008 the balance of our asset retirement obligations was approximately $9.4 million and $9.7 million, respectively and is included in other liabilities.

Derivative Financial Instruments

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk- related contingent features in derivative instruments.

As required by SFAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

In December 2007, we entered into two interest rate swap agreements designated as cash flow hedges related to our credit facility.  As of March 31, 2009 and December 31, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2009 and 2008 was approximately $6.3 million and $7.7 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  The total net increase to rental revenues due to the amortization of above- and below-market leases for the three months ended March 31, 2009 and 2008 was approximately $2.6 million and $1.6 million, respectively.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.  We recognized lease termination fees of approximately $2.0 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

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

We acquired the subsidiaries of IPC on December 12, 2007 and intend to make an election for IPC (US), Inc., concurrent with the filing of its 2008 income tax return, to be taxed as a REIT for federal income tax purposes for the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-Corporation, and for the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

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

Post acquisition net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of March 31, 2009, IPC (US), Inc. and subsidiaries had approximately $56.6 million of federal and state NOL carryovers, and the deferred tax assets associated with the NOL carryovers is approximately $23.0 million at March 31, 2009.  Based on our expectation to elect REIT status for IPC (US), Inc. for 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $23.0 million, as we do not expect to realize the deferred tax assets associated with the acquired NOL carryovers.  The NOL carryovers will begin to expire in 2023.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In addition, at March 31, 2009, we have deferred tax liabilities of approximately $3.3 million related to various state taxing jurisdictions.

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

For each of the three month periods ended March 31, 2009 and 2008, we recognized a provision for income taxes of approximately $0.2 million related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of affiliates (as defined in the plan).  We account for this plan under the modified prospective method of SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations. For the three months ended March 31, 2009 and 2008, we had no significant compensation cost related to these share-based payments.

Redeemable Common Stock

Our board of directors has authorized a share redemption program for investors who hold their shares for more than one year.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death, disability, confinement to a long-term care facility, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our distribution reinvestment plan (our “DRP”), (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

We account for the possible redemption of our shares under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” EITF Topic D-98, and SEC Accounting Series Release (“ASR”) 268, which require that securities that are convertible for cash at the option of the holder to be classified outside of equity.  Accordingly, we do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.

Concentration of Credit Risk

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Noncontrolling Interest

We hold a direct or indirect majority interest in certain real estate partnerships and thus, consolidate their accounts with and into our accounts.  Noncontrolling interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the period.

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

were issued at $8.90 per unit.  As of March 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of March 31, 2009, we had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35, and at March 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

4.                                      New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157-2 on January 1, 2009, and it had no material effect on our consolidated financial statements or the disclosures related to non-financial assets and liabilities in our financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.   We adopted the provisions of FSP SFAS 157-4 effective April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition related costs be expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  We adopted SFAS No. 141(R) on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption not permitted.  This Statement is applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  Our adoption of SFAS No. 160 on January 1, 2009 increased our total equity. Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income available to common stockholders was not affected.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009, and it had no material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will begin including the required disclosures in our quarterly report on Form 10-Q for the quarter ending June 30, 2009.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in “Accumulated other comprehensive loss” within equity at each measurement date.

The following table sets forth our financial assets and (liabilities) measured at fair value, which equals book value, by level within the fair value hierarchy as of March 31, 2009 (in thousands).  We had no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2009.  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Description	Total	Level 1	Level 2	Level 3
Derivative financial instruments	$(10,179)	$—	$(10,179)	$—

6.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of March 31, 2009 and December 31, 2008 (in thousands):

	Ownership
Property Name	Interest	March 31, 2009	December 31, 2008

Wanamaker Building	60.00%	$54,157	$54,257
Alamo Plaza	33.93%	12,587	12,697
St. Louis Place	35.71%	10,214	10,302
Total		$76,958	$77,256

For the three months ended March 31, 2009, we recorded approximately $0.2 million of equity in earnings and approximately $0.5 million of distributions from our investments in unconsolidated entities.  For the three months ended March 31, 2008, we recorded approximately $0.6 million of equity in earnings and approximately $2.8 million of distributions from our investments in unconsolidated entities.  During 2008, we acquired the remaining third-party interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  On July 1, 2008, we sold our 36.31% TIC investment in Enclave on the Lake, a property located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million. Our equity in earnings for the three months ended March 31, 2009 and 2008 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

7.                                      Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At March 31, 2009 and December 31, 2008, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table is a summary of our noncontrolling interest investments (in thousands):

	March 31,	December 31,
	2009	2008
Non-controlling interests in real estate properties	$14,833	$15,428
Limited partnership units	2,163	2,506
	$16,996	$17,934

8.                                      Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas (“Three Eldridge”) and the future development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  For the three months ended March 31, 2009 we capitalized a total of approximately $13.4 million for the development of Three Eldridge, including approximately $0.4 million in interest.  For the three months ended March 31, 2008 we capitalized approximately $1.0 million in costs associated with real estate under development, including approximately $0.1 million in interest.

9.                                      Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted and we disclose our derivatives and hedging activities in accordance with SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133.”   We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

In December 2007, we entered into two interest rate swap agreements associated with our credit facility.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with our $200.0 million term loan under our credit facility.

The agreements with our derivative counterparties contain provisions where, after giving effect to any applicable notice requirement or grace period, (1) if Behringer Harvard OP defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations; or (2) it could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to its default on the indebtedness.

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2009, but do not represent exposure to credit, interest rate, or market risks:

	Notional Value	Number of	Interest Swap	Interest Swap
Hedge Type	(in thousands)	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swaps - cash flow	$200,000	2	3.9925%	30-day LIBOR	December 13, 2010

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2009 and December 31, 2008 (in thousands):

		Fair value
Liability derivatives	Balance Sheet Location	As of March 31, 2009	As of December 31, 2008
Interest rate swaps	Other liabilities	$(10,179)	$(10,747)

Total derivatives designated as hedging instruments under SFAS 133		$(10,179)	$(10,747)

The table below presents the effect of our derivative financial instruments in our consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Amount of gain (loss) recognized			Amount of gain (loss) reclassified
	in OCI on derivative		Location of gain (loss)	from accumulated OCI into income
	(effective portion)		reclassified from	(effective portion)
Derivatives in SFAS 133 Cash Flow	For the Three Months Ended		accumulated OCI into income	For the Three Months Ended
Hedging Relationships	March 31, 2009	March 31, 2008	(effective portion)	March 31, 2009	March 31, 2008
Interest rate swaps	$568	$(6,285)	Interest expense	$1,697	$115

Total	$568	$(6,285)		$1,697	$115

Over time the unrealized loss held in accumulated OCI related to the cash flow hedge will be reclassified to earnings, of which approximately $6.4 million is expected to be reclassified over the next 12 months.

10.                               Notes Payable

Our notes payable was approximately $3.1 billion at March 31, 2009 and at December 31, 2008, which consists of approximately $2.9 billion of mortgage loans collateralized by our properties and the $200.0 million term loan outstanding under our credit facility.  At March 31, 2009, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.75%.  As of March 31, 2009, all of our $3.1 billion in debt is long-term fixed rate debt, including the $200.0 million term loan which bears interest at a variable rate, but which we have hedged through use of interest rate swap agreements.  At March 31, 2009, our notes payable had maturity dates that range from October 2010 to May 2017. We have no debt maturing in 2009.  In 2010, we have approximately $260.1 million, or approximately 8%, of our debt maturing, $200.0 million of which represents the term loan under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.8 million, or approximately 18%, of our debt secured by various properties maturing.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  At March 31, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.  The following table summarizes our notes payable as of March 31, 2009 (in thousands):

Principal payments due in:
April - December 2009	$10,059
2010	275,701
2011	564,511
2012	127,892
2013	96,312
Thereafter	1,989,976
unamortized discount	(1,046)
Total	$3,063,405

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

11.                               Stockholders’ Equity

Capitalization

As of March 31, 2009, we had 291,078,965 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC.  As of March 31, 2009, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At March 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability or need for long-term care (referred to herein as “exceptional redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

On May 14, 2009, our board approved certain amendments to the program.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  in the case of redemptions other than exceptional redemptions, 90% of the most recently disclosed estimated value per share (the “valuation”) as determined in accordance with our valuation policy (the “valuation policy”), as such valuation policy is amended from time to time; provided, however, that the purchase price per share may not exceed: (1) prior to the first valuation conducted by our board, or a committee thereof (the “initial board valuation”), under the valuation policy, 90% of the original share price (as defined herein) less the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our properties (the “sale distributions”); or (2) on or after the initial board valuation, the original share price less any sale distributions; and

•                  in the case of exceptional redemptions, (1) prior to the initial board valuation, the original share price less any sale distributions; or (2) on or after the initial board valuation, the most recently disclosed valuation, provided, however, that the purchase price per share may not exceed the original share price less any sale distributions.

“Original share price” means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock, without attributing any purchase price to the shares issued pursuant to the 10% stock dividend made on October 1, 2005, to holders of shares of record on September 30, 2005).

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided, that in no event may the funds used for redemption during any period exceed the amount of gross proceeds generated from the sale of shares through our DRP during that period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

For the three months ended March 31, 2009, we redeemed approximately 393,000 shares for approximately $3.8 million.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  As of March 31, 2009, we had issued to the independent members of the board of directors options to purchase 68,500 shares of our common stock at a weighted average exercise price of $9.35 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options vest one year from the date granted and have a maximum term of ten years.  The options were anti-dilutive to earnings per share for the three months ended March 31, 2009 and 2008.

Distributions

For the three months ended March 31, 2009, the declared distributions rate was equal to a daily amount of $0.0017808 per share of common stock, which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00.  In May 2009, the declared distributions rate was reduced to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00, for those distributions payable to stockholders of record as of the close of business on each of April 30, May 31, and June 30, 2009.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the three months ended March 31, 2009 and 2008, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  Distributions declared and payable as of March 31, 2009 were approximately $16.1 million, which included approximately $7.5 million of cash distributions payable and approximately $8.6 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the three months ended March 31, 2009 and 2008 (in thousands):

1st Quarter	Total	Cash	DRP
2009	$46,603	$21,440	$25,163
2008	$33,168	$15,628	$17,540

12.                               Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the three months ended March 31, 2009.  Behringer Advisors earned approximately $1.0 million in acquisition and advisory fees and reimbursement of expenses for the investments we acquired in the three months ended March 31, 2008.  Amounts recognized during the three months ended March 31, 2008 were capitalized as part of our real estate, goodwill or investments in unconsolidated entities.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $4.5 million in both the three months ended March 31, 2009 and 2008, respectively, for the services provided by HPT Management in connection with our real estate and investment properties.  Property management fees associated with our sold properties are classified in discontinued operations.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the three months ended March 31, 2009, we incurred and expensed approximately $7.4 million of asset management fees as compared to approximately $6.8 million for the three months ended March 31, 2008.  Asset management fees associated with our sold properties are classified in discontinued operations.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.

For the three months ended March 31, 2009, we incurred and expensed approximately $6.9 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $4.5 million for the three months ended March 31, 2008.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the three months ended March 31, 2009 or 2008.

At March 31, 2009, we had payables to related parties of approximately $2.4 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2008, we had payables to related parties of approximately $8.3 million consisting primarily of acquisition and advisory fees, asset management fees, offering costs and operating expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of March 31, 2009, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

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

13.                               Commitments and Contingencies

As of March 31, 2009, we had commitments of approximately $31.2 million for future tenant improvements and leasing commissions and commitments of approximately $13.3 million related to the development of Eldridge Three.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of March 31, 2009, assuming all conditions are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

14.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2009 and 2008: (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Interest paid, net of amounts capitalized	$42,647	$44,149
Income taxes paid	$512	$1,718

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$5,753	$5,528

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$25,311	$17,097
Redemption of stock in accrued liabilities	$3,761	$—

15.                               Discontinued Operations

During the three months ended March 31, 2009, we did not dispose of any real estate properties.  On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  On June 5, 2008, we transferred 11 Stanwix Street, located in Pittsburg, Pennsylvania, to the lender associated with the property.  On August 1, 2008, we sold 2383 Utah, located in El Segundo, California, to an unaffiliated third party for a contract sale price of approximately $35.0 million.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008.  Results for the three months ended March 31, 2009 represent final settlements for the operations of 2383 Utah.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Rental revenue	$(5)	$2,795

Expenses
Property operating expenses	1	1,437
Interest expense	—	1,151
Real estate taxes	—	395
Property and asset management fees	—	191
Depreciation and amortization	—	1,505
Total expenses	1	4,679

Interest income	—	5

Loss from discontinued operations	$(6)	$(1,879)

16.                               Subsequent Event

On May 14, 2009, our board declared distributions payable to stockholders of record as of the close of business on each of April 30, May 31, and June 30, 2009.  The declared distributions equal an amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25%, assuming the share was purchased for $10.00.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, tenant defaults, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

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

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity at risk compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our investments.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

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

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases, in-place tenant improvements and in-place lease commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles would be charged to expense.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

At March 31, 2009, we owned interests in 74 office properties and at March 31, 2008 we owned interests in 75 office properties.  During 2008, we purchased three properties located in Houston, Texas and we acquired the remaining third-party interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  During 2008, we disposed of 9100 Mineral Circle located in Englewood, Colorado, 11 Stanwix Street located in Pittsburg, Pennsylvania and 2383 Utah located in El Segundo, California.  Enclave on the Lake, a property located in Houston, Texas in which we held a 36.31% TIC interest that was accounted for using the equity method of accounting, was also sold during the year ended December 31, 2008.  We did not acquire or dispose of any properties during the three months ended March 31, 2009.

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

Our ability to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors and (2) local real estate conditions, such as oversupply of office space or competition within the market.

The commercial real estate industry’s performance is generally predicated on a sustained pattern of job growth.  Recently, the overall United States economy experienced declines, including recent and expected future job losses, liquidity disruptions in the capital markets and recessionary concerns.  The occupancy in our portfolio of operating properties decreased from approximately 90.3% at December 31, 2008 to approximately 88.9% at March 31, 2009.  Based on current economic conditions, we anticipate that our occupancy will continue to decline throughout the remainder of 2009 due to potential downsizing by tenants and declining demand for space in our markets.  In the face of challenging market conditions, we continue to follow a disciplined approach to managing our operations.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended March 31, 2009 was generated by our consolidated real estate properties and was approximately $155.6 million as compared to approximately $139.3 million for the three months ended March 31, 2008.  Approximately $13.0 million of the $16.3 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced an increase of approximately $3.3 million primarily attributable to an increase in expense reimbursements from tenants of approximately $1.9 million, an increase in lease termination fees of approximately $1.6 million, an increase in rental income recognized from the net amortization of above/below-market rents of approximately $0.8 million and various other increases totaling approximately $0.4 million, partially offset by a decrease in straight-line rental revenue of approximately $1.4 million.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2009 were approximately $45.2 million as compared to approximately $38.9 million for the three months ended March 31, 2008 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $3.8 million of the $6.3 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced an increase of approximately $2.5 million primarily attributable to an increase in salaries and benefits and related expenses of HPT Management for its employees providing property management services of approximately $1.2 million, an increase in bad debt expense of approximately $0.6 million, an increase in utility costs of approximately $0.2 million, and various other increases totaling approximately $0.5 million.

Interest Expense.  Interest expense for the three months ended March 31, 2009 was approximately $46.6 million as compared to approximately $47.4 million for the three months ended March 31, 2008 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility.  The $0.8 million decrease is primarily as a result of a decrease in weighted average borrowings outstanding for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2009 were approximately $23.4 million as compared to approximately $19.9 million for the three months ended March 31, 2008 and were comprised of real estate taxes from our consolidated real estate properties. Approximately $2.6 million of the $3.5 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced a year over year increase of approximately $0.9 million.

Property Management Fees. Property management fees for the three months ended March 31, 2009 were approximately $4.5 million as compared to approximately $4.4 million for the three months ended March 31, 2008 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.1 million increase over the prior year was primarily attributable to properties acquired during 2008.

Asset Management Fees. Asset management fees for the three months ended March 31, 2009 were approximately $7.4 million as compared to approximately $6.8 million for the three months ended March 31, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $0.6 million increase over the prior year was primarily attributable to properties acquired during 2008.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2009 was approximately $3.1 million as compared to approximately $1.1 million for the three months ended March 31, 2008 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $2.0 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased cost and expenses that we paid directly that our advisor had previously paid on our behalf.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2009 was approximately $72.1 million as compared to approximately $65.7 million for the three months ended March 31, 2008 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately $5.9 million of the $6.4 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced a year over year increase of approximately $0.5 million.

Interest Income. Interest income for the three months ended March 31, 2009 was approximately $1.1 million as compared to approximately $2.0 million for the three months ended March 31, 2008 and was comprised of interest income associated with funds on deposit at banks.  The $0.9 million decrease from the prior year is primarily due to lower interest rates.

Discontinued Operations

Income (loss) from discontinued operations.  Income (loss) from discontinued operations for the three months ended March 31, 2009 was a loss of approximately $6,000 as compared to a loss of $1.9 million for the three months ended March 31, 2008.   Income (loss) from discontinued operations is comprised of the results of operations from 9100 Mineral Circle disposed of in February 2008, 11 Stanwix Street disposed on in June 2008 and 2383 Utah disposed of in August 2008.  No properties were disposed of during the three months ended March 31, 2009.

Gain on sale of discontinued operations.  There was no gain on sale of discontinued operations for the three months ended March 31, 2009.  For the three months ended March 31, 2008, we recognized a gain of approximately $7.3 million for the sale of 9100 Mineral Circle.

Cash Flow Analysis

Three months ended March 31, 2009 as compared to three months ended March 31, 2008

Cash flows used in operating activities totalled approximately $4.8 million for the three months ended March 31, 2009 compared to $10.1 million for the three months ended March 31, 2008.  The change in cash flows used in operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the three months ended March 31, 2009 compared to March 31, 2008 and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $28.5 million in 2009 compared to approximately $32.3 million in 2008.

Cash flows used in investing activities for the three months ended March 31, 2009 were approximately $31.9 million and were primarily comprised of capital expenditures for real estate development of approximately $19.3 million and capital expenditures for existing real estate of approximately $11.6 million.  During the three months ended March 31, 2008, cash flows used in investing activities were approximately $40.2 million and were primarily comprised of purchases of real estate of approximately $32.8 million and increases in restricted cash of approximately $27.9 million, partially offset by proceeds from the sale of 9100 Mineral Circle of approximately $26.5 million.

Cash flows used in financing activities for the three months ended March 31, 2009 were approximately $26.1 million and were comprised primarily of distributions to our stockholders of approximately $21.1 million and payments on notes payable of approximately $3.1 million.  Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as proceeds from our previous offerings, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  For a detailed discussion of how we funded distributions, see “Liquidity and Capital Resources — Distributions” below.  During the three months ended March 31, 2008, cash flows used in financing activities were approximately $12.5 million and were comprised primarily of payments on notes payable of approximately $78.9 million and payment of distributions of approximately $15.7 million, partially offset by funds received from the issuance of stock, net of offering costs, of approximately $84.2 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net loss, as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our calculations of FFO for the three months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(45,443)	$(36,727)
Net loss attributable to noncontrolling interest	837	286

Adjustments:
Real estate depreciation and amortization (1)	73,865	71,090
Gain on sale of depreciable real estate (2)	—	(7,334)
Non-controlling interest share of above adjustments(3)	(729)	(562)
Funds from operations (FFO)	$28,530	$26,753

Weighted average shares	290,426	210,475

FFO per share	$0.10	$0.13

(1)          This represents the depreciation and amortization expense of the properties we consolidate and our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

(2)          Reflects the gain on sale of 9100 Mineral Circle.

(3)          Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of the real estate depreciation and amortization, an adjustment for the limited partnership unit holders’ proportionate share of the real estate depreciation and amortization and gain on sale of 9100 Mineral Circle.

Non-cash Items Included in Net Loss attributable to common stockholders:

Provided below is additional information related to selected non-cash items included in net loss and net loss attributable to noncontrolling interest above, which may be helpful in assessing our operating results.  The amounts presented below include items that are reflected in our equity in earnings of investments and discontinued operations.

•                  Straight-line rental revenue of approximately $6.4 million and $7.8 million was recognized for the three months ended March 31, 2009 and 2008, respectively;

•                  Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $2.7 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively;

•                  Amortization of lease incentives of approximately $0.5 million was recognized as a decrease to rental revenues for both the three months ended March 31, 2009 and 2008;

•                  Bad debt expense of approximately $0.8 million and $0.6 million was recognized for the three months ended March 31, 2009 and 2008, respectively; and

•                  Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $2.2 million and $2.5 million was recognized as interest expense for the three months ended March 31, 2009 and 2008, respectively.

As noted above, we believe FFO is helpful to investors and our management as a measure of operating performance.  FFO is not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO.

Net Operating Income

Net operating income (“NOI”) is defined as rental revenue, less property operating expenses, real estate taxes and property management fees.  We believe that NOI provides a supplemental measure of our operating performance because NOI reflects the operating performance of our properties and excludes items that are not associated with management of the properties.  To facilitate an understanding of this financial measure, a reconciliation of NOI to net loss, as computed in accordance with GAAP, has been provided.  Our calculations of NOI for the three months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Rental revenue	$155,586	$139,282

Operating expenses:
Property operating expenses	45,201	38,868
Real estate taxes	23,350	19,890
Property management fees	4,497	4,384
Total operating expenses	73,048	63,142

Net operating income	$82,538	$76,140

Reconciliation to net loss
Net operating income	$82,538	$76,140

Interest expense	(46,553)	(47,410)
Asset management fees	(7,358)	(6,751)
General and administrative	(3,059)	(1,062)
Depreciation and amortization	(72,116)	(65,674)
Interest income	1,118	2,019
Gain on sale of assets	—	185
Provision for income taxes	(217)	(229)
Equity in earnings of investments	210	600
Loss from discontinued operations	(6)	(1,879)
Gain on sale of discontinued operations	—	7,334
Net loss	$(45,443)	$(36,727)

Liquidity and Capital Resources

General

Our principal demands for funds will be for operating expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, payment of distributions and the development of real estate assets.  Generally, cash needs are expected to be met from operations and financing activities, components of which may include borrowings (including borrowings secured by our assets) and proceeds from our previous offerings.  To the extent cash from previous offerings is used to fund operating expenses, payment of principal and interest on our indebtedness, capital improvements to our properties and payment of distributions, this cash will not be available to invest in real-state related assets which will result in reduced benefits to our stockholders.

The recent turbulent financial markets and disruption in the banking system have created a severe lack of credit and a rising cost of any available debt.  We have limited risks related to near-term maturities.  As of March 31, 2009, all of our $3.1 billion in debt was long-term fixed rate debt, inclusive of $200.0 million of debt associated with the term loan under our credit facility, which bears interest at a variable rate, but which we have hedged through use of interest rate swap agreements.  As of March 31, 2009, the effective annual rate on this debt, as hedged, was 5.79%.  We have no debt maturing in 2009. In 2010 we have approximately $260.1 million, or approximately 8%, of our debt maturing, $200.0 million of which represents the term loan under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.8 million, or approximately 18%, of our debt secured by various properties maturing.  We have diversified our cash and cash equivalents amongst numerous banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We expect to fund our short-term liquidity requirements by using the net proceeds realized from our prior public offerings, short-term borrowings and cash flow from the operations generated by our current investments.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or  unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed cash flow from operating activities.  If necessary, we may use financings or other sources of capital to fund our short-term liquidity requirements in the event of unforeseen significant capital expenditures.

Notes Payable

At March 31, 2009, we had notes payable of approximately $3.1 billion consisting of $2.9 billion of mortgage loans collateralized by our properties and the $200.0 million term loan described below.  At March 31, 2009, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.75%.  As of March 31, 2009, all of our $3.1 billion in debt is long-term fixed rate debt, including the $200.0 million term loan which is fixed through interest rate swap agreements.  At March 31, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  Our loan agreements generally require us to comply with certain reporting and financial covenants.  At March 31, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.

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

On December 11, 2007, Behringer OP entered into a secured credit agreement providing for up to $500.0 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allows Behringer OP to borrow up to $300.0 million of revolving loans and up to $200.0 million in a secured term loan.  Subject to Lenders’ approval and payments of certain activation fees to the Agent and Lenders, the amount of the revolving loans may be increased up to $600.0 million.  Behringer Harvard REIT I, Inc. is a guarantor of the credit facility.

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

Loans under the credit facility bear interest at an annual rate that is equal to either (1) the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans was initially 0.5% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 0.5% to 0%; the applicable margin for LIBOR loans was initially 2.0% and, depending on the ratio of our consolidated total indebtedness to our gross asset value, may vary from 2.0% to 1.5%.  Behringer OP has the right to prepay the outstanding amount of any revolving loans or term loan under the credit facility, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1.0 million.   As of March 31, 2009 and December 31, 2008, there was approximately $200.0 million outstanding under the term loan and none outstanding under any revolving loans.  As of March 31, 2009, as a result of the interest rate swap agreements, the term loan effectively bore interest at a fixed rate of approximately 5.79%.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  For the three months ended March 31, 2009, we redeemed approximately 393,000 shares for approximately $3.8 million.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  The board’s decisions are influenced, in substantial part, by projected cash flow requirements and by the requirements necessary to maintain our REIT status.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  If the current economic conditions continue, our board may determine to reduce our current distribution rate, or cease paying distributions, in order to conserve cash.

If cash flow from operating activities are not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  We may, for example, generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The total distributions paid to common stockholders for the three months ended March 31, 2009 and 2008 were approximately $46.3 million and $32.5 million, respectively.  Of the distributions paid to common stockholders for the three months ended March 31, 2009 and 2008, approximately $25.3 million and $17.1 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan (“DRP”).  For both the three months ended March 31, 2009 and 2008, distributions paid and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  For the three months ended March 31, 2009 and 2008, cash flow used in operating activities was approximately $4.8 million and $10.1 million, respectively.  For the three month ended March 31, 2009 and 2008, cash distributions paid to common stockholders exceeded cash flow used in operating activities by approximately $25.8 million and $25.5 million, respectively, which difference was funded with borrowings and offering proceeds.

The following are the distributions paid and declared to our common stockholders during the three months ended March 31, 2009 and 2008 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
1st Quarter	Cash	DRP	Total	Declared	Per Share (1)
2009	$21,038	$25,311	$46,349	$46,533	$0.162
2008	$15,451	$17,098	$32,549	$33,100	$0.157

(1)        Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution for the first quarter of 2009 of $0.0017808 and for the first quarter of 2008 of $0.0017260.

In May 2009, the declared distributions rate was reduced to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00, for those distributions payable to stockholders of record as of the close of business on each of April 30, May 31, and June 30, 2009.

Operating performance cannot be accurately predicted due to numerous factors including our ability to invest capital at favorable yields, the financial performance of our investments in the current uncertain real estate environment, the types and mix of investments in our portfolio. As a result, future distributions paid and declared may continue to exceed cash flows from operating activities.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively lock the interest rate portion of our variable rate debt.

Of our approximately $3.1 billion in notes payable at March 31, 2009, approximately $200.0 million represented debt bearing interest at variable rates, but which has an interest rate hedged against rises in interest costs.  As a result of the interest rate swap agreements, the $200.0 million term loan effectively bears interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $3.4 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $3.2 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability or need for long-term care (referred to herein as “exceptional redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

On May 14, 2009, our board approved certain amendments to the program.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  in the case of redemptions other than exceptional redemptions, 90% of the most recently disclosed estimated value per share (the “valuation”) as determined in accordance with our valuation policy (the “valuation policy”), as such valuation policy is amended from time to time; provided, however, that the purchase price per share may not exceed: (1) prior to the first valuation conducted by our board, or a committee thereof (the “initial board valuation”), under the valuation policy, 90% of the original share price (as defined herein) less the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our properties (the “sale distributions”); or (2) on or after the initial board valuation, the original share price less any sale distributions; and

•                  in the case of exceptional redemptions, (1) prior to the initial board valuation, the original share price less any sale distributions; or (2) on or after the initial board valuation, the most recently disclosed valuation, provided, however, that the purchase price per share may not exceed the original share price less any sale distributions.

 “Original share price” means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock, without attributing any purchase price to the shares issued pursuant to the 10% stock dividend made on October 1, 2005, to holders of shares of record on September 30, 2005).

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board, the redemption price of the shares, which may differ between exceptional and other redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by the board.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided, that in no event may the funds used for redemption during any period exceed the amount of gross proceeds generated from the sale of shares through our DRP during that period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

The information set forth above with respect to the redemption program does not purport to be complete in scope and is qualified in its entirety by the full text of the Second Amended and Restated Share Redemption Program, which is filed as Exhibit 99.1 hereto and is incorporated into this report by reference.

During the quarter ended March 31, 2009, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 2009	7,000	$9.00	7,000	(1)
February 2009	386,085	$9.74	386,085	(1)
March 2009	—	$—	—	(1)

(1)          A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                           Defaults upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                                           Other Information.

Second Amendment to Advisory Agreement and Agreement regarding Waiver of Asset Management Fees

On May 14, 2009, we entered into the Second Amendment (the “Amendment”) to the Fifth Amended and Restated Advisory Management Agreement dated December 29, 2006 (the “Advisory Agreement”) with Behringer Advisors.  Under the Amendment, both we and Behringer Advisors have the right to audit the books and accounts of the other party to ascertain whether all payments have been properly determined and paid.  If the audit conclusively reveals an overpayment or underpayment of fees, we or Behringer Advisors must promptly pay to the other party the amount of the overpayment or underpayment, as the case may be, except that we will credit any overpayment against amounts previously waived or forgiven by Behringer Advisors. Pursuant to the Amendment, any underpayment or overpayment will not be deemed a breach of the Advisory Agreement unless and until an audit performed in accordance with the Amendment is completed and the party who was obligated to make a payment as a result of the audit has failed to do so.  In all other material respects, the terms of the Advisory Agreement remain unchanged.

Also on May 14, 2009, we entered into a letter agreement with Behringer Advisors (the “Letter Agreement”), under which Behringer Advisors agrees to waive our obligation to pay $2.5 million in asset management fees to Behringer Advisors for services rendered under the Advisory Agreement, which fees would otherwise become due and payable during each of our second and third fiscal quarters of 2009.

The information set forth above with respect to the Amendment and the Letter Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendment and the Letter Agreement, respectively, which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated into this report by reference.

Adoption of Valuation Policy

On May 14, 2009, our board of directors adopted a valuation policy in respect of estimating the per share value of our common stock (the “Valuation Policy”), in order to assist fiduciaries in discharging their obligations under ERISA reporting requirements and to assist broker-dealers in connection with their obligations under applicable FINRA Rules with respect to customer account statements.

Under the Valuation Policy, we are required to provide to our stockholders a per share estimated value of our common stock on a periodic basis, generally annually.  Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock.  No later than 18 months after the last sale in an offering, we will disclose an estimated per share value that is not based solely on the offering price of securities in such offering.  This estimate will be determined by our board of directors, or a committee thereof, after consultation with Behringer Advisors, or if we are no longer administered by Behringer Advisors, our officers and employees, subject to the restrictions and limitations set forth in the

Valuation Policy.  After first publishing an estimate by the board of directors within 18 months after an offering, we will repeat the process of estimating share value of the common stock periodically thereafter, generally annually.

The information set forth above with respect to the Valuation Policy does not purport to be complete in scope and is qualified in its entirety by the full text of the Valuation Policy, which is filed as Exhibit 99.2 hereto and is incorporated into this report by reference.

Adoption of Amended and Restated Distribution Reinvestment Plan

On May 14, 2009, our board of directors adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  The Amended DRP clarifies the prices at which participants may invest in additional shares of our common stock.  Prior to the termination of our current public offering of shares of our common stock pursuant to the distribution reinvestment plan (the “DRP Offering”), participants may invest their distributions in shares of our common stock at a price equal to 95% of the most recently disclosed estimated value per share as determined in accordance with our Valuation Policy, as amended from time to time.

Further, under the Amended DRP, regardless of the pricing determined as described above, our board of directors also may determine, from time to time, in its sole discretion, the price at which distributions may be reinvested in shares of our common stock; provided that if our board of directors makes such determination, we will deliver a notice regarding the new price to each participant at least 30 days prior to the effective date of the new price.

In all other material respects, the terms of our previous distribution reinvestment plan remain unchanged.  The information set forth above with respect to the Amended DRP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended DRP, which is filed as Exhibit 4.1 hereto and is incorporated into this report by reference.

Appointment of New Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Thomas F. August has been appointed our Chief Executive Officer, effective May 14, 2009, and replaces Robert S. Aisner who remains as our President and one of our directors and as Chief Executive Officer of other Behringer Harvard-sponsored programs.  Mr. August, 60, has served as our Chief Operating Officer since June 2008 and the Chief Operating Officer of Behringer Advisors and HPT Management since February 2008. Prior to joining Behringer Harvard, Mr. August served as a trustee of Brandywine Realty Trust (NYSE: BDN) from January 2006 to February 2008. Mr. August is also a director of DCT Industrial Trust Inc. (NYSE: DCT), having served in that capacity since January 2006. From October 1999 to January 2006, Mr. August served as President, Chief Executive Officer and a trustee of Prentiss Properties Trust. Prior to that time, he was President and Chief Operating Officer of Prentiss from Prentiss’ initial public offering in October 1996.  From 1992 to 1996, Mr. August served as President and Chief Operating Officer of a Prentiss affiliate, Prentiss Properties Limited, Inc.  From 1987 to 1992, he served as Executive Vice President and Chief Financial Officer of Prentiss’ predecessor company. From 1985 to 1987, Mr. August served in executive capacities with Cadillac Fairview Urban Development, Inc.  Prior to joining Cadillac Urban in 1985, Mr. August was Senior Vice President of Finance for Oxford Properties, Inc., in Denver, Colorado, an affiliate of a privately held Canadian real estate firm. Previously, he was a Vice President of Citibank, responsible for real estate lending activities in the Midwest.  Mr. August holds a Bachelor of Arts degree from Brandeis University and a Masters of Business Administration degree from Boston University.

Michael A. Ernst has been appointed our Chief Financial Officer and Treasurer, effective May 14, 2009, and replaces Gary S. Bresky who remains as our Executive Vice President and as Chief Financial Officer of other Behringer Harvard-sponsored programs.

Mr. Ernst, 48, is also the Executive Vice President — Finance of Harvard Property Trust, the managing member of Behringer Advisors and HPT Management.  Mr. Ernst has over ten years of experience in the REIT industry, including capital planning, financial strategy, corporate accounting, raising capital, evaluating new investment opportunities and investor relations.  Prior to joining Behringer Harvard in September 2008, Mr. Ernst was Executive Vice President and Chief Financial Officer of UDR, Inc., a publicly traded REIT. In this position, which he assumed in July 2006, Mr. Ernst oversaw the areas of corporate accounting, financial planning and analysis, investor relations, treasury operations and SEC reporting for UDR.  From 1997 to 2006, Mr. Ernst served as an Executive Vice President and as the Chief Financial Officer of Prentiss Properties Trust. Prior to that, Mr. Ernst served as a Senior Vice President in Bank of America’s Real Estate Finance Group, where he managed a team of lenders covering national accounts including many public real estate companies. Mr. Ernst received a Bachelor degree and a Masters of Business Administration degree, with a focus on Real Estate and Finance, from the University of Virginia.

Scott W. Fordham has been appointed our Chief Accounting Officer, effective May 14, 2009, and replaces Kimberly Arianpour who remains as Chief Accounting Officer of other Behringer Harvard-sponsored programs.  Mr. Fordham, 41, also serves as the Senior Vice President — Accounting of Harvard Property Trust, the managing member of Behringer Advisors and HPT Management. Mr. Fordham has more than 15 years of experience in corporate finance and accounting with emphasis on accounting practices, financial statements for public companies, and financial forecasting and strategy. His experience includes over 10 years in the REIT industry. From January 2007 until joining Behringer Harvard in May 2008, he served as Senior Vice President and Chief Accounting Officer for Apartment Investment and Management Company (Aimco), an S&P 500 company operating as a publicly traded REIT (NYSE: AIV) with assets of approximately $10.6 billion. From November 1992 to December 2006, he held various finance and accounting positions with Prentiss Properties Trust and its successor, Brandywine Realty Trust, a publicly traded REIT (NYSE: BDN), and served as Chief Accounting Officer from May 2004 to December 2006. Mr. Fordham also previously worked in public accounting with PricewaterhouseCoopers LLP. Mr. Fordham received a Bachelor of Business Administration degree in Accounting from Baylor University and is a Certified Public Accountant in the state of Texas.

The appointments of Messrs. August, Ernst and Fordham were not made pursuant to any arrangement or understanding between these individuals and any other person.  We do not directly compensate our officers for services rendered to us.  Messrs. August, Ernst and Fordham do not have any direct or indirect material interests in any transaction with us or in any currently proposed transaction to which we are a party.

Item 6.                                                           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: May 15, 2009	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on August 1, 2008)

3.2	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 23, 2009)

4.1	Amended and Restated Distribution Reinvestment Plan of the Registrant (filed herewith)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1	Second Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated May 14, 2009, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (filed herewith)

10.2	Letter Agreement, dated May 14, 2009 between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding waiver of asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

99.1	Second Amended and Restated Share Redemption Program, effective as of May 14, 2009 (filed herewith)

99.2	Policy for Estimation of Common Stock Value, effective as of May 14, 2009 (filed herewith)

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