Form 10-Q
period 2009-06-30
BEHRINGER HARVARD REIT I INC
filed 2009-08-14
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, Behringer Harvard REIT I, Inc. had 292,597,017 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Real estate
Land	$515,260	$546,700
Buildings, net	3,332,931	3,529,309
Real estate under development	51,933	28,924
Total real estate	3,900,124	4,104,933

Cash and cash equivalents	170,020	337,458
Restricted cash	198,095	201,546
Accounts receivable, net	98,640	96,579
Prepaid expenses and other assets	14,342	9,213
Goodwill	11,655	11,655
Investments in unconsolidated entities	76,616	77,256
Deferred financing fees, net	29,024	34,229
Notes receivable	13,126	13,089
Lease intangibles, net	448,442	522,642
Total assets	$4,960,084	$5,408,600

Liabilities and equity

Liabilities
Notes payable	$3,010,205	$3,066,529
Accounts payable	18,852	13,596
Payables to related parties	2,214	8,300
Acquired below-market leases, net	135,526	152,870
Distributions payable	7,918	15,910
Accrued liabilities	132,609	125,986
Debentures	14,637	51,653
Deferred tax liabilities	3,839	3,450
Other liabilities	20,719	25,764
Total liabilities	3,346,519	3,464,058

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 291,747,541 and 288,807,752 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	2,606,213	2,579,030
Cumulative distributions and net loss	(998,424)	(641,704)
Accumulated other comprehensive loss	(6,533)	(10,747)
Behringer Harvard REIT I, Inc. stockholders’ equity	1,601,285	1,926,608
Noncontrolling interest	12,280	17,934
Total equity	1,613,565	1,944,542
Total liabilities and equity	$4,960,084	$5,408,600

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Rental revenue	$150,172	$156,413	$305,758	$295,695

Expenses
Property operating expenses	46,917	38,350	92,118	77,218
Interest expense	48,464	46,382	95,017	93,792
Real estate taxes	22,330	19,811	45,680	39,701
Property management fees	4,305	4,258	8,802	8,642
Asset management fees	4,838	6,786	12,196	13,537
Asset impairment losses	193,099	—	193,099	—
General and administrative	2,970	1,741	6,029	2,803
Depreciation and amortization	70,516	70,252	142,632	135,926
Total expenses	393,439	187,580	595,573	371,619

Interest income	816	672	1,934	2,691
Loss on early extinguishment of debt	(4,035)	—	(4,035)	—
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(246,486)	(30,495)	(291,916)	(73,233)

Provision for income taxes	(167)	(216)	(384)	(445)
Equity in earnings of investments	152	406	362	1,006
Loss from continuing operations	(246,501)	(30,305)	(291,938)	(72,672)

Discontinued operations:

Loss from discontinued operations	—	(971)	(6)	(2,850)
Gain on sale of discontinued operations	—	—	—	7,334
Income (loss) from discontinued operations	—	(971)	(6)	4,484

Gain on sale of assets	—	—	—	185

Net loss	(246,501)	(31,276)	(291,944)	(68,003)
Add: Net loss attributable to noncontrolling interest	4,661	234	5,498	520
Net loss attributable to common stockholders	$(241,840)	$(31,042)	$(286,446)	$(67,483)

Basic and diluted weighted average shares outstanding	292,021,935	223,973,266	291,228,523	217,224,118

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(0.83)	$(0.14)	$(0.98)	$(0.33)
Discontinued operations	—	—	—	0.02
Basic and diluted loss per share	$(0.83)	$(0.14)	$(0.98)	$(0.31)

Amounts attributable to common stockholders:
Continuing operations	$(241,840)	$(30,071)	$(286,440)	$(71,967)
Discontinued operations	—	(971)	(6)	4,484
Net loss attributable to common stockholders	$(241,840)	$(31,042)	$(286,446)	$(67,483)

Comprehensive income:
Net loss	$(246,501)	$(31,276)	$(291,944)	$(68,003)
Other comprehensive income:
Reclassification of unrealized loss to earnings	2,912	—	2,912	—
Unrealized gain (loss) on interest rate swap	734	5,345	1,302	(940)
Total other comprehensive income (loss)	3,646	5,345	4,214	(940)

Comprehensive loss	(242,855)	(25,931)	(287,730)	(68,943)
Comprehensive loss attributable to noncontrolling interest	4,661	234	5,498	520
Comprehensive loss attributable to common stockholders	$(238,194)	$(25,697)	$(282,232)	$(68,423)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
For the six months ended June 30, 2009

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss						(286,446)		(5,498)	(291,944)
Reclassifications of unrealized loss to earnings							2,912		2,912
Unrealized gain on interest rate swap							1,302		1,302
Total comprehensive loss	—	—	—	—	—	(286,446)	4,214	(5,498)	(287,730)

Redemption of common stock	—	—	(1,501)	—	(14,679)	—			(14,679)
Contributions from noncontrolling interest								27	27
Distributions declared	—	—	—	—	—	(70,274)		(183)	(70,457)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	4,441	—	42,183	—			42,183
Costs of share issuance	—	—	—	—	(321)	—			(321)

Balance at June 30, 2009	1	$—	291,748	$29	$2,606,213	$(998,424)	$(6,533)	$12,280	$1,613,565

For the six months ended June 30, 2008

Balance at January 1, 2008	1	$—	205,563	$21	$1,834,477	$(327,527)	$(1,374)	$18,049	$1,523,646

Comprehensive loss:
Net loss						(67,483)		(520)	(68,003)
Unrealized loss on interest rate swap							(940)		(940)
Total comprehensive loss	—	—	—	—	—	(67,483)	(940)	(520)	(68,943)

Issuance of common stock, net	—	—	25,271	2	223,878				223,880
Redemption of common stock	—	—	(1,513)	—	(13,608)				(13,608)
Distributions declared	—	—	—	—	—	(68,312)		(303)	(68,615)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	3,740	—	35,302	—			35,302
Acquisition value adjustment								(845)	(845)

Balance at June 30, 2008	1	$—	233,061	$23	$2,080,049	$(463,322)	$(2,314)	$16,381	$1,630,817

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net loss	$(291,944)	$(68,003)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	193,099	—
Gain on sale of assets	—	(185)
Gain on sale of discontinued operations	—	(7,334)
Loss on early extinguishment of debt	4,035	—
Loss on derivatives	2,102	—
Depreciation and amortization	142,632	138,233
Amortization of lease intangibles	810	853
Amortization of above/below market rent	(5,831)	(6,580)
Amortization of deferred financing and mark-to-market costs	4,327	4,805
Equity in earnings of investments	(362)	(1,006)
Distributions from investments	530	1,006
Change in accounts receivable	(6,100)	(7,734)
Change in prepaid expenses and other assets	(5,352)	(5,618)
Change in lease intangibles	(8,688)	(6,019)
Change in accounts payable	3,705	1,578
Change in accrued liabilities	(4,176)	(3,519)
Change in payables to related parties	(3,248)	240
Cash provided by operating activities	25,539	40,717

Cash flows from investing activities
Return of investments	472	4,388
Purchases of real estate	—	(88,333)
Investments in unconsolidated entities	—	(68)
Escrow deposits, pre-acquisition and pre-disposition costs	—	1,036
Capital expenditures for real estate	(29,662)	(22,556)
Capital expenditures for real estate under development	(27,538)	(2,429)
Proceeds from notes receivable	2	2
Proceeds from sale of discontinued operations	—	26,544
Proceeds from sale of assets	—	260
Change in restricted cash	3,452	(2,709)
Cash used in investing activities	(53,274)	(83,865)

Cash flows from financing activities
Financing costs	(2,485)	(1,082)
Proceeds from notes payable	150,000	—
Payments on notes payable	(206,189)	(144,500)
Termination of interest rate hedge	(2,101)	—
Payments on capital lease obligations	(38)	(30)
Issuance of common stock	—	251,164
Redemptions of common stock	(3,844)	(13,608)
Offering costs	(321)	(27,284)
Distributions	(36,266)	(32,322)
Contributions from noncontrolling interest	27	—
Conversion of debentures	(37,813)	(1,910)
Change in subscriptions for common stock	—	(2,984)
Change in subscription cash received	—	2,984
Change in payables to related parties	(673)	(6,015)
Cash (used in) provided by financing activities	(139,703)	24,413

Net change in cash and cash equivalents	(167,438)	(18,735)
Cash and cash equivalents at beginning of period	337,458	94,947
Cash and cash equivalents at end of period	$170,020	$76,212

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities with highly creditworthy commercial tenants.  To date, we have focused all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and select suburban markets in the United States.  We completed our first property acquisition in October 2003 and, as of June 30, 2009, we owned interests in 74 office properties located in 23 states and the District of Columbia.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of June 30, 2009 and consolidated statements of operations, consolidated statements of equity and comprehensive loss, and cash flows for the periods ended June 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended June 30, 2009 and 2008.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure through August 14, 2009, which is the date the financial statements were issued.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

July - December 2009	$36,109
2010	61,621
2011	44,842
2012	35,357
2013	27,302

As of June 30, 2009 and December 31, 2008, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of June 30, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,679,644	$607,616	$63,215	$(186,032)
Less: depreciation and amortization	(346,713)	(195,848)	(26,541)	50,506
Net	$3,332,931	$411,768	$36,674	$(135,526)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2008	Improvements	Intangibles	Leases	Leases
Cost	$3,793,103	$656,673	$70,450	$(195,364)
Less: depreciation and amortization	(263,794)	(179,519)	(24,962)	42,494
Net	$3,529,309	$477,154	$45,488	$(152,870)

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

Accounts Receivable

Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $68.7 million and $59.0 million as of June 30, 2009 and December 31, 2008, respectively, and also includes anticipated insurance proceeds of approximately $16.0 million and $20.0 million at June 30, 2009 and December 31, 2008, respectively, approximately $18.4 million and $17.5 million of receivables from tenants of our consolidated real estate properties as of June 30, 2009 and December 31, 2008, respectively and approximately $1.4 million and $1.8 million of other non-tenant receivables as of June 30, 2009 and

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2008, respectively.  Our allowance for doubtful accounts was approximately $5.9 million and $1.7 million as of June 30, 2009 and December 31, 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include ground lease intangible assets, prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

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

As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and specifically our portfolio of real estate assets, at June 30, 2009, we evaluated our real estate assets for impairment. We assessed the potential impairment of each of our real estate assets by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including proceeds from disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeded the estimated future undiscounted cash flows, we recognized an impairment loss to adjust the carrying amount of the asset to its estimated fair value at June 30, 2009.  As a result of our evaluation, we recorded impairment losses of approximately $193.1 million for the three months ended June 30, 2009.  We did not recognize any impairment charges for the three months ended June 30, 2008.  If our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, we may incur additional impairment charges in the future.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $13.4 million and approximately $12.3 million as of June 30, 2009 and December 31, 2008, respectively.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Notes Receivable

We hold a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points and has a maturity date of December 9, 2009.  Monthly payments of interest only are required with principal due at maturity.  As of June 30, 2009, the loan was current and earning interest at a rate of 7.82%.

Notes receivable also includes approximately $3.1 million representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  We have the exclusive right of first offer to participate in the future development of the unentitled land.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013.  Initial monthly payments of interest only at a rate of 6.50% per annum are required through the maturity date.  The difference between the annual interest rate and 6.50% is accrued and added to the principal amount on each anniversary date of the note.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.  As of June 30, 2009, the loan was current.

Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for outstanding debentures.  These debentures are referred to herein as “Series A” and “Series B.”  On April 10, 2009, we tendered an offer to the holders to purchase their debentures.  On May 29, 2009, the tender offer was extended until June 25, 2009 and provided that the debentures would be purchased at the face amount plus a premium for both series with payment made to the tendering holders on June 30, 2009.  We paid approximately $10.5 million of principal, approximately $0.1 million of accrued interest, and approximately $0.3 million of premiums related to the purchase of Series A debentures under the tender offer.  We paid approximately $25.5 million of principal, approximately $0.4 million of accrued interest, and approximately $0.6 million of premiums related to the purchase of Series B debentures under the tender offer.  The total payment of approximately $37.4 million was paid from our unrestricted cash in order to enable us to vote the debentures purchased to amend the indenture.  A meeting of the holders was held on August 10, 2009 amending the maturity date of the debentures to August 13, 2009 which resulted in our receipt of approximately $37.7 million for the debentures owned by us.

Restricted cash, totaling approximately $60.3 million at June 30, 2009, was used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any conversions allowed under the indenture.  As of June 30, 2009, the liability related to outstanding debentures was approximately $14.6 million.  Series A debentures represent approximately $4.0 million of the outstanding liability, and Series B debentures represent approximately $10.6 million of the outstanding liability.  The trustee used the restricted cash to pay principal, accrued interest and premium owed to all holders on August 13, 2009 and intends to return excess cash of approximately $7.3 million to us on or about August 17, 2009.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of June 30, 2009 and December 31, 2008 the balance of our asset retirement obligations was approximately $9.4 million and $9.7 million, respectively and is included in other liabilities.

Derivative Financial Instruments

As required by SFAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2009 and December 31, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2009 and 2008 was approximately $10.2 million and $14.8 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  The total net increase to rental revenues due to the amortization of above- and below-market leases for the six months ended June 30, 2009 and 2008 was approximately $5.8 million and $6.9 million, respectively.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.  We recognized lease termination fees of approximately $3.8 million and $13.7 million for the six months ended June 30, 2009 and 2008, respectively.

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

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset any realized built-in gain subject to tax.  As of June 30, 2009, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at June 30, 2009.  Based on our expectation to elect REIT status for IPC (US), Inc. for 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The NOL carryovers will begin to expire in 2023.

In addition, at June 30, 2009, we have deferred tax liabilities of approximately $3.8 million and deferred tax assets of approximately $0.7 million related to various state taxing jurisdictions.

We have reviewed our tax positions under FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

For both of the six month periods ended June 30, 2009 and 2008, we recognized a provision for income taxes of approximately $0.4 million related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of affiliates (as defined in the plan).  We account for this plan under the modified prospective method of SFAS No. 123R, “Share-Based Payment.” In the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the six months ended June 30, 2009 and 2008, we had no significant compensation cost related to these share-based payments.

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

Concentration of Credit Risk

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

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

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  As of June 30, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of June 30, 2009, we had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35, and at June 30, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition-related costs be expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  We adopted SFAS No. 141(R) on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009, and have included the required disclosures in the accompanying notes to these financial statements in this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 on April 1, 2009 and have included the required disclosures in the accompanying notes to these financial statements in this Quarterly Report on Form 10-Q.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  We adopted SFAS No. 165 on April 1, 2009 and have included the required disclosures in the accompanying notes to these financial statements in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R.”  (“SFAS No. 167”) SFAS No. 167 amends certain requirements of FIN No. 46R, including requiring an entity to perform an analysis to determine if an entity’s variable interest gives it a controlling financial interest in a VIE.  This Statement is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  We believe that the adoption of SFAS 167 will not have a material effect on our consolidated financial statements.

5.             Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

SFAS No. 157 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive income (loss) (“OCI”) within equity at each measurement date.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2009 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$(6,534)	$—	$(6,534)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and specifically our portfolio of real estate assets, at June 30, 2009, we evaluated our real estate assets for impairment. As a result of our evaluation, we recorded impairment losses of approximately $193.1 million for the three months ended June 30, 2009.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  These fair value estimates are considered Level 3 under SFAS No. 157.

The following table summarizes our impaired assets measured at fair value (in thousands):

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real estate	$313,795	$—	$—	$313,795	$(193,099)

Fair Value of Financial Instruments

Notes payable totaling approximately $3.0 billion in principal amount as of June 30, 2009 had a fair value of approximately $2.6 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on June 30, 2009.  The notes payable totaling approximately $3.1 billion as of December 31, 2008 had a fair value of approximately $2.8 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2008.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, debentures, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of June 30, 2009 and December 31, 2008 (in thousands):

	Ownership
Property Name	Interest	June 30, 2009	December 31, 2008
Wanamaker Building	60.00%	$54,090	$54,257
Alamo Plaza	33.93%	12,444	12,697
St. Louis Place	35.71%	10,082	10,302
Total		$76,616	$77,256

For the six months ended June 30, 2009, we recorded approximately $0.4 million of equity in earnings and approximately $1.0 million of distributions from our investments in unconsolidated entities.  For the six months ended June 30, 2008, we recorded approximately $1.0 million of equity in earnings and approximately $5.4 million of distributions from our investments in unconsolidated entities.  During 2008, we acquired the remaining third-party interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  On July 1, 2008, we sold our 36.31% TIC interest in Enclave on the Lake, a property located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million.  Our equity in earnings for the six months ended June 30, 2009 and 2008 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

7.                                      Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in real estate properties represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At June 30, 2009 and December 31, 2008, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments (in thousands):

	June 30,	December 31,
	2009	2008
Noncontrolling interests in real estate properties	$10,285	$15,428
Limited partnership units	1,977	2,506
IPC (US), Inc. preferred shares	18	—
	$12,280	$17,934

8.                                      Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas (“Three Eldridge”) and the future development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  For the six months ended June 30, 2009 we capitalized a total of approximately $23.0 million for the development of Three Eldridge, including approximately $1.0 million in interest.  For the six months ended June 30, 2008 we capitalized approximately $4.2 million in costs associated with real estate under development, including approximately $0.2 million in interest.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

In December 2007, we entered into two interest rate swap agreements, each with a notional value of $100.0 million, or $200.0 million of notional value in total.  The swaps were entered into to fix the interest rate on $200.0 million of borrowings under our credit facility.  In June 2009, we terminated $50.0 million of notional value under one of our swap agreements and paid down $50.0 million of the borrowings under our credit facility.  We did not re-designate the remaining $50.0 million notional value under that swap agreement as a cash flow hedge.  We paid approximately $2.1 million to terminate the $50.0 million notional value under the swap agreement.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2009, we accelerated the reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.  The accelerated amount resulted in additional expense of approximately $2.5 million.

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

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2009, but do not represent exposure to credit, interest rate, or market risks:

		Number of	Interest Swap	Interest Swap
Type/Description	Notional Value	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow hedge	$100,000	1	3.9925%	30-day LIBOR	December 13, 2010
Interest rate swap - other	$50,000	1	3.9925%	30-day LIBOR	December 13, 2010

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of June 30, 2009 and December 31, 2008 (in thousands):

	Liability derivatives
	Fair value
	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	$(4,356)	$(10,747)

Derivatives not designated as hedging instruments:
Interest rate swap	$(2,178)	$—

Total derivatives	$(6,534)	$(10,747)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the effect of the change in fair value of our derivative financial instruments on the Consolidated Statements of Equity and Comprehensive Loss for the six months ended June 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest rate swap	$734	$5,345	$1,302	$(940)
Total	$734	$5,345	$1,302	$(940)

The tables below present the effect of our derivative financial instruments in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Amount reclassified from accumulated OCI into income
	(effective portion)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest expense	$1,027	$339	$2,724	$454
Interest expense (1)	368	—	368	—
Total	$1,395	$339	$3,092	$454

(1)     Represents amortization of discontinued cash flow hedge.

	Amount recognized in income on derivative
	(ineffective portion and amount excluded from effectiveness testing)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest expense (1)	$2,544	$—	$2,544	$—
Total	$2,544	$—	$2,544	$—

(1)     Represents the accelerated reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		Three Months Ended		Six Months Ended
	Location	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest rate swap	Interest expense	$(133)	$—	$(133)	$—
Total		$(133)	$—	$(133)	$—

Over time the unrealized loss of $6.5 million held in accumulated OCI will be reclassified to earnings, of which approximately $4.5 million is expected to be reclassified over the next 12 months.

10.                               Notes Payable

Our notes payable was approximately $3.0 billion in principal amount at June 30, 2009, which consists of approximately $2.9 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  During June 2009, we paid down $50.0 million of the borrowings under our credit facility.  Our notes payable was approximately $3.1 billion at December 31, 2008.  At June 30, 2009, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.79%.  As of June 30, 2009, all of our $3.0

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At June 30, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  We have no debt maturing in 2009.  In 2010, we have approximately $209.7 million, or approximately 7%, of our debt maturing, $150.0 million of which represents the revolving loans under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.6 million, or approximately 18%, of our debt maturing.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  At June 30, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.

Credit Facility

On December 11, 2007, we, through our operating partner, Behringer OP, entered into a secured credit agreement (the “Credit Agreement”) providing for up to $500.0 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allowed Behringer OP to borrow up to $300.0 million of revolving loans and up to $200.0 million in a secured term loan.  As of December 31, 2008, there was $200.0 million outstanding under the term loan and none outstanding under any revolving loans.

On June 9, 2009, Behringer OP entered into a first amendment (the “Modification”) to the Credit Agreement.  Among other things, the Modification (1) reduces the total amount of secured borrowings available under the credit facility to $193.0 million, available as revolving loans (subject to increase to $300.0 million upon Lender approval and payment of certain activation fees to the Agent and Lenders), (2) provided for the repayment and retirement of the $200.0 million term loan contained in the original credit facility, (3) reduces the ratio of EBITDA to fixed charges that Behringer Harvard OP is required to maintain, (4) allows Behringer Harvard OP to use the acquisition cost of certain properties in calculating “gross asset value” (as defined in the Credit Agreement), (5) allows Behringer Harvard OP to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants, (6) eliminates cross-defaults to non-recourse indebtedness, (7) reduces the required minimum consolidated tangible net worth to $1.2 billion, (8) expands the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs, and (9) provides for borrowings to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of One BriarLake Plaza, Westway One and Three Eldridge (currently under construction) in Houston, Texas; 5 & 15 Wayside in Burlington, Massachusetts; 5104 Eisenhower Boulevard in Tampa, Florida; and Centreport Office Centre in Ft. Worth, Texas.  In addition, the Collateral Pool Properties must always have a borrowing base value of $200.0 million, and must include at least four separate properties. As of June 30, 2009, the Collateral Pool Properties has a value of approximately $295.4 million.  The credit facility will continue to be secured by a perfected first priority lien and security interest in collateral that includes Behringer OP’s interests in certain subsidiaries that directly own our properties, as well as any distributions from Behringer OP’s subsidiaries, and to be guaranteed by Behringer Harvard REIT I, Inc. and our material subsidiaries, to the extent permitted under other debt obligations.

The credit facility matures on December 11, 2010. It may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the credit facility in effect on the original maturity date.  Availability under the Modification is limited, during the initial term, to the lesser of (a) 60% of the aggregate appraised value of the Collateral Pool Properties (during the initial term), or 57.5% of that aggregate appraised value (during the extension term), or (b) the amount of debt that the Collateral Pool Properties could support under a debt service coverage test, determined in the manner provided in the Modification, based on a debt service coverage ratio of 1.30 during the initial term or 1.40 during the extension term (the “Borrowing Base Availability”).  Until Three Eldridge Place is completed and becomes stabilized, its contribution to the borrowing base will be Behringer Harvard OP’s cash incurred costs, subject to a limit of 25% of the aggregate borrowing base value of all Collateral Pool Properties.

Pursuant to the Modification, loans under the credit facility bear interest at an annual rate that is equal to either (1) 0.5% per annum over the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) or (2) LIBOR plus 2.75%, the latter of which was applicable following the closing and equaled 3.02%.  Previously, the interest rate applicable to loans under the credit facility could vary based on Behringer OP’s ratio of consolidated total indebtedness to gross asset value and prior to the closing was LIBOR plus 1.80%, which equaled 2.12%.  Behringer OP has the right to prepay the outstanding amount of the loans, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1.0 million.  Certain mandatory prepayments may be required in the event of a casualty or condemnation of a Collateral Pool Property, or if the outstanding balance of the loans exceeds the Borrowing Base Availability.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2009 there was approximately $150.0 million outstanding under the revolving loans and we had approximately $17.8 million of additional borrowings available under the revolving loans.  As of June 30, 2009, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

The following table summarizes our notes payable as of June 30, 2009 (in thousands):

Principal payments due in:
July - December 2009	$6,969
2010	225,701
2011	564,511
2012	127,892
2013	96,312
Thereafter	1,989,932
unamortized discount	(1,112)
Total	$3,010,205

11.          Stockholders’ Equity

Capitalization

As of June 30, 2009, we had 291,747,541 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC.  As of June 30, 2009, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At June 30, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  For the first and second quarters of 2009, our board of directors voted to accept all redemption requests submitted from stockholders whose requests were made on circumstances of death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

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

On August 13, 2009, our board of directors approved certain amendments to the program.  The amendments clarify that if we do not redeem all shares presented for redemption during a particular period, any portion of a redemption request that is not honored by us will be automatically treated as a request for redemption during the next period in which requests will be considered, unless the stockholder affirmatively asks us to withdraw that portion of the request.  In addition, the amended and restated redemption program makes clear that except in the case of redemptions due to a mandatory distribution under a stockholder’s IRA, we will treat a redemption request that would cause a stockholder to own fewer than 200 shares as a request to redeem all of his or her shares.

For the six months ended June 30, 2009, we redeemed approximately 1.5 million shares for approximately $14.7 million.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of June 30, 2009, we had issued to the independent members of the board of directors options to purchase 68,500 shares of our common stock at a weighted average exercise price of $9.35 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2010, 25% during 2011 and 50% during 2012.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant. The options were anti-dilutive to earnings per share for the six months ended June 30, 2009 and 2008.

Distributions

For the first three months of 2009, the declared distributions rate was equal to a daily amount of $0.0017808 per share of common stock, which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00.  Effective April 2009, the declared distributions rate was reduced to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the six months ended June 30, 2009 and 2008, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  Distributions declared and payable as of June 30, 2009 were approximately $7.9 million, which included approximately $3.8 million of cash distributions payable and approximately $4.1 million of DRP distributions payable.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the six months ended June 30, 2009 and 2008 (in thousands):

	Total	Cash	DRP
2009
1st Quarter	$46,603	$21,440	$25,163
2nd Quarter	23,777	11,415	12,362
Total	$70,380	$32,855	$37,525

2008
1st Quarter	$33,168	$15,628	$17,540
2nd Quarter	35,280	16,623	18,657
Total	$68,448	$32,251	$36,197

12.                               Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the six months ended June 30, 2009.  Behringer Advisors earned approximately $5.0 million in acquisition and advisory fees and reimbursement of expenses for the investments we acquired in the six months ended June 30, 2008.  Amounts recognized during the six months ended June 30, 2008 were capitalized as part of our real estate, goodwill or investments in unconsolidated entities.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $8.8 million and $8.7 million in the six months ended June 30, 2009 and 2008, respectively for the services provided by HPT Management in connection with our real estate and investment properties.  Property management fees associated with our sold properties are classified in discontinued operations.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the six months ended June 30, 2009, we incurred and expensed approximately $12.2 million of asset management fees as compared to approximately $13.6 million for the six months ended June 30, 2008.  Asset management fees associated with our sold properties are classified in discontinued operations.  Asset management fees of approximately $2.5 million were waived for the three months ended June 30, 2009.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2009, we incurred and expensed approximately $14.0 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $9.1 million for the six months ended June 30, 2008.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the six months ended June 30, 2009 and incurred approximately $0.8 million in debt financing fees for the six months ended June 30, 2008.

At June 30, 2009, we had payables to related parties of approximately $2.2 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2008, we had payables to related parties of approximately $8.3 million consisting primarily of acquisition and advisory fees, asset management fees, offering costs and operating expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of June 30, 2009, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

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

13.                               Commitments and Contingencies

As of June 30, 2009, we had commitments of approximately $32.5 million for future tenant improvements and leasing commissions and commitments of approximately $9.5 million related to the development of Three Eldridge.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of June 30, 2009, assuming all conditions are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

14.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2009 and 2008: (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Interest paid, net of amounts capitalized	$89,760	$86,686
Income taxes paid	$1,640	$2,542

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$17,230	$4,647

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$42,184	$35,654
Redemption of stock in accrued liabilities	10,835	—
Mortgage notes assumed	—	73,070
Cancellation of debt through transfer of real estate	—	25,698
Recapture of noncontrolling interest in lieu of note	—	844

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.                               Discontinued Operations

During the six months ended June 30, 2009, we did not dispose of any real estate properties.  On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  On June 5, 2008, we transferred 11 Stanwix Street, located in Pittsburg, Pennsylvania, to the lender associated with the property.  On August 1, 2008, we sold 2383 Utah, located in El Segundo, California, to an unaffiliated third party for a contract sale price of approximately $35.0 million.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.  Results for the six months ended June 30, 2009 represent final settlements for the operations of 2383 Utah.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Rental revenue	$—	$1,929	$(5)	$4,724

Expenses
Property operating expenses	—	792	1	2,229
Interest expense	—	900	—	2,051
Real estate taxes	—	274	—	669
Property and asset management fees	—	135	—	326
Depreciation and amortization	—	802	—	2,307
Total expenses	—	2,903	1	7,582

Interest income	—	3	—	8

Loss from discontinued operations	$—	$(971)	$(6)	$(2,850)

16.                               Subsequent Event

As of August 14, 2009, we were in default on an approximately $34.3 million loan.  We are in discussions with the lender to either turn ownership of Ashford Perimeter, the associated mortgaged property, over to them or to restructure the debt in a way that is supported by the underlying asset value.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, tenant defaults, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

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

As a result of our evaluation, we recorded impairment losses of approximately $193.1 million for the three months ended June 30, 2009.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer OP.

At June 30, 2009, we owned interests in 74 office properties and at June 30, 2008 we owned interests in 75 office properties.  During 2008, we purchased three properties located in Houston, Texas and we acquired the remaining third-party interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  During 2008, we disposed of 9100 Mineral Circle located in Englewood, Colorado, 11 Stanwix Street located in Pittsburg, Pennsylvania and 2383 Utah located in El Segundo, California.  Enclave on the Lake, a property located in Houston, Texas in which we held a 36.31% TIC interest that was accounted for using the equity method of accounting, was also sold during the year ended December 31, 2008.  We did not acquire or dispose of any properties during the six months ended June 30, 2009.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties; and thus, our earnings would be negatively impacted by a deterioration of our rental revenue.  One or more factors could result in a deterioration of rental revenue including (1) our failure to renew or execute new leases as current leases expire, (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases, (3) tenant concessions or, and (4) tenant defaults.

As we have previously described, adverse economic conditions and dislocations in the credit markets are impacting our business, results of operations and financial condition.  Recently, we have been experiencing an increase in the number of existing or potential new tenants that are seeking rental concessions including reduced rental rates or other financial incentives for remaining or becoming a tenant.  Also, a number of tenants appear to be suffering financial difficulties in their business including, in some cases, tenants that have filed, or are contemplating filing bankruptcy or insolvency proceedings.  This challenging environment is also being evidenced by an increase in our allowance for doubtful accounts which was approximately $5.9 million at June 30, 2009 compared to approximately $1.7 million as of December 31, 2008 and a decline in occupancy to 87% at June 30, 2009 compared to 90% at December 31, 2008.

As a result of these developments, we think it is likely that our future occupancy levels and property net operating income will decline on a comparative and absolute basis.  Substantially all of our assets are currently subject to mortgages; generally for debt incurred in connection with their acquisition or which were in place upon acquisition.  Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings.  Current market conditions also make it more difficult to refinance maturing debt.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have increased.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because, we believe, it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable thus requiring us to use more equity to refinance or borrow new monies.

The reduction in property net operating income as well as the increased costs of retaining and attracting new tenants coupled with increases in vacancy rates and cap rates may also cause us to reconsider our long-term strategy for certain of our properties, especially those where the value of the debt encumbering the property appears to exceed the value of the asset under current market conditions. For example, our advisor and board of directors may decide to redeploy our capital to more effective uses by reducing the amount of monies we fund as capital expenditures or have us cease making debt service payments on certain properties as well as by negotiating agreements with lenders conveying the deed to these properties to the lenders.  We undergo continuous evaluations of property level performance, credit market conditions and financing options and believe that we may be required to further reduce the carrying value of our some of our assets by taking further impairment charges.  Reductions in our property net operating income will also further impact our ability to maintain the level of distributions currently being paid to our stockholders.  We may be required to further reduce or cease the distributions we pay to our stockholders.

Continued declines in the carrying value of our assets will likely negatively impact the estimated value of our shares ultimately determined by our board.  In order to accommodate Financial Industry Regulatory Authority (“FINRA”) statements as to estimated valuations of non-listed REIT shares, we expect our board to disclose, no later than June 2010, an estimated per share value that is not based solely on the offering price of shares in our most recently completed primary offering.  The performance issues described above may expedite this process and will likely result in an estimated value that is lower than the $10.00 per share price at which we sold shares in our last primary offering.  In addition, the price of shares offered through our distribution reinvestment plan will not be adjusted until a new estimated value is announced.  Thus, the current offering price of shares under this plan may significantly exceed any new estimated share value.  The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us. To the extent that a material number of participants in this program choose to terminate or reduce their level of participation, our capital will be further constrained.

Results of Operations

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended June 30, 2009 was approximately $150.2 million as compared to approximately $156.4 million for the three months ended June 30, 2008 and was generated by our consolidated real estate properties.  Rental revenues increased by approximately $12.0 million as a result of properties acquired or consolidated after March 31, 2008.  Our other properties experienced a decline in rental revenue primarily attributable to a decrease in lease termination fees of approximately $11.5 million, a decrease in straight-line rental revenue of approximately $3.3 million, a decrease in expense reimbursements from tenants of approximately $2.1 million and a decrease in rental income recognized from the net amortization of above/below-market rents of approximately $2.4 million.  These decreases were partially offset by various other increases totaling approximately $1.1 million.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2009 were approximately $46.9 million as compared to approximately $38.4 million for the three months ended June 30, 2008 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $4.2 million of the $8.5 million increase over the prior year was attributable to properties acquired or consolidated after March 31, 2008.  Our other properties experienced an increase of approximately $4.3 million, primarily attributable to an increase in bad debt expense of approximately $4.4 million, and various other increases totaling approximately $1.1 million, including an increase in salaries and benefits and related expenses of HPT Management for its employees providing property management services to the properties, partially offset by decreases in utility expense of approximately $1.2 million.

Interest Expense.  Interest expense for the three months ended June 30, 2009 was approximately $48.5 million as compared to approximately $46.4 million for the three months ended June 30, 2008 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $2.1 million increase over prior year is primarily as a result of increased interest expense related to the reclassifications of unrealized loss from accumulated other comprehensive loss to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2009 were approximately $22.3 million as compared to approximately $19.8 million for the three months ended June 30, 2008 and were comprised of real estate taxes from our consolidated real estate properties. Real estate taxes increased approximately $2.6 million as a result of properties acquired or consolidated after March 31, 2008.  This increase was partially offset by a decrease of approximately $0.1 million related to our other properties.

Property Management Fees. Property management fees for both of the three month periods ended June 30, 2009 and 2008 were approximately $4.3 million and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended June 30, 2009 were approximately $4.8 million as compared to approximately $6.8 million for the three months ended June 30, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $2.0 million decrease over the prior year was primarily attributable to a $2.5 million waiver of asset management fees for the three months ended June 30, 2009 partially offset by an increase in asset management fees due to properties acquired after March 31, 2008.  An additional $2.5 million of asset management fees is being waived for the three months ended September 30, 2009.  We can provide no assurance that our advisor will waive additional asset management fees going forward.

Asset Impairment Losses.  As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and specifically our portfolio of real estate assets, at June 30, 2009, we evaluated our real estate assets for impairment. As a result of our evaluation, we recorded impairment losses of approximately $193.1 million for the three months ended June 30, 2009.  We did not have any impairment losses for the three months ended June 30, 2008.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2009 was approximately $3.0 million as compared to approximately $1.7 million for the three months ended June 30, 2008 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $1.3 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased cost and expenses that we paid directly that our advisor had previously paid on our behalf.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2009 was approximately $70.5 million as compared to approximately $70.3 million for the three months ended June 30, 2008 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $0.2 million increase was primarily attributable an increase of approximately $5.5 million over prior year attributable to properties acquired or consolidated after March 31, 2008, partially offset by a decrease at our other properties of approximately $5.3 million, primarily resulting from an acceleration of amortization of lease intangibles during the three months ended June 30, 2008 related to early lease terminations at Burnett Plaza.

Interest Income. Interest income for the three months ended June 30, 2009 was approximately $0.8 million as compared to approximately $0.7 million for the three months ended June 30, 2008 and was comprised of interest income associated with funds on deposit at banks.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt for the three months ended June 30, 2009 was approximately $4.0 million and was comprised of approximately $3.2 million of write-off of deferred financing fees related to paying off the term loan under our credit facility and approximately $0.8 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.  We had no loss on early extinguishment of debt for the three months ended June 30, 2008.

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest was approximately $4.7 million for the three months ended June 30, 2009 as compared to approximately $0.2 million for the three months ended June 30, 2008 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and the limited partnership units issued by Behringer OP.  The $4.5 million increase is primarily attributable to the noncontrolling interest holders’ percentage of impairment losses at a non-wholly owned property that we consolidate.

Discontinued Operations

Loss from discontinued operations. There was no loss from discontinued operations for the three months ended June 30, 2009.  For the three months ended June 30, 2008 we recognized a loss of approximately $1.0 million from discontinued operations, comprised of the results of operations from 9100 Mineral Circle disposed of in February 2008, 11 Stanwix Street disposed of in June 2008 and 2383 Utah disposed of in August 2008.  No properties were disposed of during the three months ended June 30, 2009.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the six months ended June 30, 2009 was approximately $305.8 million as compared to approximately $295.7 million for the six months ended June 30, 2008 and was generated by our consolidated real estate properties.  Rental revenues increased by approximately $25.3 million as a result of properties acquired or consolidated during 2008.  Our other properties experienced a decline in rental revenue primarily attributable to decreases in lease termination fees of approximately $9.9 million, straight-line rental revenue of approximately $4.7 million and various other decreases of approximately $0.6 million.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2009 were approximately $92.1 million as compared to approximately $77.2 million for the six months ended June 30, 2008 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $8.2 million of the $14.9 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced an increase of approximately $6.7 million primarily attributable to an increase in bad debt expense of approximately $4.9 million, and various other increases totaling approximately $1.8 million including increases in salaries and benefits and related expenses of HPT Management for its employees providing property management services.

Interest Expense.  Interest expense for the six months ended June 30, 2009 was approximately $95.0 million as compared to approximately $93.8 million for the six months ended June 30, 2008 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility and our interest rate swap agreements.  The $1.2 million increase over prior year is primarily as a result of reclassifications of unrealized loss from accumulated other comprehensive loss to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2009 were approximately $45.7 million as compared to approximately $39.7 million for the six months ended June 30, 2008 and were comprised of real estate taxes from our consolidated real estate properties. Real estate taxes increased approximately $5.0 million over the prior year as a result of properties acquired or consolidated during 2008.  Our other properties experienced a year over year increase of approximately $1.0 million.

Property Management Fees.  Property management fees for the six months ended June 30, 2009 were approximately $8.8 million as compared to approximately $8.6 million for the six months ended June 30, 2008 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.2 million increase over the prior year was primarily attributable to properties acquired during 2008.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2009 were approximately $12.2 million as compared to approximately $13.5 million for the six months ended June 30, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $1.3 million decrease over the prior year was primarily attributable to a $2.5 million waiver of asset management fees for the six months ended June 30, 2009 partially offset by an increase in asset management fees due to properties acquired during 2008.  An additional $2.5 million of asset management fees is being waived for the three months ended September 30, 2009.  We can provide no assurance that our advisor will waive additional asset management fees going forward.

Asset Impairment Losses.  As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and specifically our portfolio of real estate assets, at June 30, 2009, we evaluated our real estate assets for impairment.  As a result of our evaluation, we recorded impairment losses of approximately $193.1 million for the six months ended June 30, 2009.  We did not have any impairment losses for the six months ended June 30, 2008.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2009 was approximately $6.0 million as compared to approximately $2.8 million for the six months ended June 30, 2008 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $3.2 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased cost and expenses that we paid directly that our advisor had previously paid on our behalf.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2009 was approximately $142.6 million as compared to approximately $135.9 million for the six months ended June 30, 2008 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $6.7 million increase was primarily attributable to an increase of approximately $11.5 million over prior year attributable to properties acquired or consolidated in 2008, partially offset by a decrease at our other properties of approximately $4.8 million, primarily resulting from an acceleration of amortization of lease intangibles during the six months ended June 30, 2008 related to early lease terminations at Burnett Plaza.

Interest Income.  Interest income for the six months ended June 30, 2009 was approximately $1.9 million as compared to approximately $2.7 million for the six months ended June 30, 2008 and was comprised of interest income associated with funds on deposit at banks.  The $0.8 million decrease over the prior year is primarily due to lower interest rates.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt for the six months ended June 30, 2009 was approximately $4.0 million and was comprised of approximately $3.2 million of write-off of deferred financing fees related to paying off the term loan under our credit facility and approximately $0.8 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.  We had no loss on early extinguishment of debt for the six months ended June 30, 2008.

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest was approximately $5.5 million for the six months ended June 30, 2009 as compared to approximately $0.5 million for the six months ended June 30, 2008 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and the limited partnership units issued by Behringer OP.  The $5.0 million increase is primarily attributable to the noncontrolling interest holders’ percentage of impairment losses at a non-wholly owned property that we consolidate.

Discontinued Operations

Loss from discontinued operations.  Loss from discontinued operations for the six months ended June 30, 2009 was a loss of approximately $6,000 as compared to a loss of approximately $2.9 million for the six months ended June 30, 2008.  Loss from discontinued operations is comprised of the results of operations from 9100 Mineral Circle disposed of in February 2008, 11 Stanwix Street disposed of in June 2008 and 2383 Utah disposed of in August 2008.  No properties were disposed of during the six months ended June 30, 2009.

Gain on sale of discontinued operations.  There was no gain on sale of discontinued operations for the six months ended June 30, 2009.  For the six months ended June 30, 2008, we recognized a gain of approximately $7.3 million for the sale of 9100 Mineral Circle.

Cash Flow Analysis

Six months ended June 30, 2009 as compared to six months ended June 30, 2008

Cash flows provided by operating activities totalled approximately $25.5 million for the six months ended June 30, 2009 compared to $40.7 million for the six months ended June 30, 2008.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the six months ended June 30, 2009 compared to June 30, 2008, including results of our consolidated real estate property operations, interest expense, asset management fees, and general and administrative expense; and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $15.2 million in 2009 compared to approximately $15.1 million in 2008.

Cash flows used in investing activities for the six months ended June 30, 2009 were approximately $53.3 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $29.7 million and capital expenditures for real estate development of approximately $27.5 million.  During the six months ended June 30, 2008, cash flows used in investing activities were approximately $83.9 million and were primarily comprised of cash used for the purchases of Westway One and One City Centre of approximately $88.3 million and capital expenditures for existing real estate of approximately $22.6 million, partially offset by proceeds from the sale of 9100 Mineral Circle of approximately $26.5 million.

Cash flows used in financing activities for the six months ended June 30, 2009 were approximately $139.7 million and were comprised primarily of payments on notes payable, net of proceeds, of approximately $56.2 million, distributions to our stockholders of approximately $36.3 million and purchase of debentures for cash of approximately $37.8 million.  Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as proceeds from our previous offerings, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  For a detailed discussion of how we funded distributions, see “Liquidity and Capital Resources — Distributions” below.  During the six months ended June 30, 2008, cash flows provided by financing activities were approximately $24.4 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $210.3 million, partially offset by payments on notes payable of approximately $144.5 million and payment of distributions of approximately $32.3 million.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries, as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs, to further evaluate our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO and MFFO, together with the required GAAP presentations, provide a more complete understanding of our performance.

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to investors and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or have derivatives or acquisition activities.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•                  Impairment charges.  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on one-time market valuations.

•                  Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management uses derivatives in the management of our debt and interest rate exposure.  We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management’s decision-making process.  We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

•                  Acquisition-related costs.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

FFO or MFFO should not be considered as an alternative to net income (loss), or an indication of our liquidity.  Neither is indicative of funds available to fund our cash needs, including our ability to make distributions, and each should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to presentations by other REITs.

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(246,501)	$(31,276)	$(291,944)	$(68,003)
Net loss attributable to noncontrolling interest	4,661	234	5,498	520

Adjustments:
Real estate depreciation and amortization from consolidated properties	70,516	71,054	142,632	138,234
Real estate depreciation and amortization from unconsolidated properties (1)	1,778	4,333	3,527	8,243
Gain on sale of depreciable real estate (2)	—	—	—	(7,334)
Noncontrolling interest share of above adjustments(3)	(530)	(565)	(1,259)	(1,127)
Funds from operations (FFO)	$(170,076)	$43,780	$(141,546)	$70,533

Impairment charges	193,099	—	193,099	—
Fair value adjustments to derivatives	2	—	2	—
Acqusition-related costs	—	—	—	—
Noncontrolling interest share of above adjustments(4)	(4,483)	—	(4,483)	—
Modified funds from operations (MFFO)	$18,542	$43,780	$47,072	$70,533

Weighted average shares	292,022	223,973	291,229	217,224

MFFO per share	$0.06	$0.20	$0.16	$0.32

(1)   This represents our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

(2)   Reflects the gain on sale of 9100 Mineral Circle.

(3)   Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of the real estate depreciation and amortization, an adjustment for the limited partnership unit holders’ proportionate share of the real estate depreciation and amortization and gain on sale of 9100 Mineral Circle.

(4)   Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of asset impairment losses and an adjustment for the limited partnership unit holders’ proportionate share of the asset impairment losses and fair value adjustments to derivatives.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  The amounts presented below include items that are reflected in our equity in earnings of investments and discontinued operations.

•                  Straight-line rental revenue of approximately $10.4 million and $14.9 million was recognized for the six months ended June 30, 2009 and 2008, respectively;

•                  Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $6.1 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively;

•                  Amortization of lease incentives of approximately $0.9 million was recognized as a decrease to rental revenues for both the six month periods ended June 30, 2009 and 2008, respectively;

•                  Bad debt expense of approximately $5.5 million and $0.8 million was recognized for the six months ended June 30, 2009 and 2008, respectively; and

•                  Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $4.4 million and $4.9 million was recognized as interest expense for the six month periods ended June 30, 2009 and 2008, respectively.

As noted above, we believe FFO and MFFO are helpful to investors and our management as measures of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO.

Liquidity and Capital Resources

General

Our principal demands for funds have been and will be for operating expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, payment of distributions and the development of real estate assets.  Generally, cash needs are expected to be met from operations and financing activities, components of which may include borrowings (including borrowings secured by our assets) and proceeds from our previous offerings.  To the extent cash from previous offerings is used to fund operating expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties and payment of distributions, this cash will not be available to invest in real-estate related assets.

As of June 30, 2009, we had cash and cash equivalents of approximately $170.0 million.  We have diversified our cash and cash equivalents amongst numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

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

Notes Payable

At June 30, 2009, we had notes payable of approximately $3.0 billion in principal amount consisting of $2.9 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  At June 30, 2009, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.79%.  As of June 30, 2009, all of our $3.0 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which is effectively fixed through interest rate swap agreements.

The recent turbulent financial markets and disruption in the banking system have created a severe lack of credit and a rising cost of any available debt.  We have limited risks related to near-term maturities.  At June 30, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  We have no debt maturing in 2009. In 2010 we have approximately $209.7 million, or approximately 7%, of our debt maturing, $150.0 million of which represents the revolving loans under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.6 million, or approximately 18%, of our debt maturing.

If debt financing is not available on acceptable terms and conditions, we may not be able to obtain financing for investments.  Domestic and international financial markets have been experiencing and continue to experience unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies, on acceptable terms and conditions, to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on acceptable terms and conditions, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase will likely be lower.  In addition, we may find it difficult, costly or impossible to refinance indebtedness upon maturity.  If interest rates are higher when the properties are refinanced, our income will be reduced.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  At June 30, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.

Credit Facility

On December 11, 2007, we, through our operating partner, Behringer OP, entered into a secured credit agreement (the “Credit Agreement”) providing for up to $500.0 million of secured borrowings with KeyBanc Capital Markets and Wachovia Securities as co-lead arrangers and KeyBank National Association as administrative agent (referred to herein as “Lender” and as the “Agent,” in their respective roles), and other lending institutions that are parties to the credit facility (collectively, the “Lenders”).  This credit facility allowed Behringer OP to borrow up to $300.0 million of revolving loans and up to $200.0 million in a secured term loan.  As of December 31, 2008, there was $200.0 million outstanding under the term loan and none outstanding under any revolving loans.

On June 9, 2009, Behringer OP entered into a first amendment (the “Modification”) to the Credit Agreement.  Among other things, the Modification (1) reduces the total amount of secured borrowings available under the credit facility to $193.0 million, available as revolving loans (subject to increase to $300.0 million upon Lender approval and payment of certain activation fees to the Agent and Lenders), (2) provided for the repayment and retirement of the $200.0 million term loan contained in the original credit facility, (3) reduces the ratio of EBITDA to fixed charges that Behringer Harvard OP is required to maintain, (4) allows Behringer Harvard OP to use the acquisition cost of certain properties in calculating “gross asset value” (as defined in the Credit Agreement), (5) allows Behringer Harvard OP to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants, (6) eliminates cross-defaults to non-recourse indebtedness, (7) reduces the required minimum consolidated tangible net worth to $1.2 billion, (8) expands the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs, and (9) provides for borrowings to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of One BriarLake Plaza, Westway One and Three Eldridge (currently under construction) in Houston, Texas; 5 & 15 Wayside in Burlington, Massachusetts; 5104 Eisenhower Boulevard in Tampa, Florida; and Centreport Office Centre in Ft. Worth, Texas.  In addition, the Collateral Pool Properties must always have a borrowing base value of $200.0 million, and must include at least four separate properties. As of June 30, 2009, the Collateral Pool Properties had a value of approximately $295.4 million.  The credit facility will continue to be secured by a perfected first priority lien and security interest in collateral that includes Behringer OP’s interests in certain subsidiaries that directly own our properties, as well as any distributions from Behringer OP’s subsidiaries, and to be guaranteed by Behringer Harvard REIT I, Inc. and our material subsidiaries to the extent permitted under other debt obligations.

The credit facility matures on December 11, 2010. It may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the credit facility in effect on the original maturity date.  Availability under the Modification is limited, during the initial term, to the lesser of (a) 60% of the aggregate appraised value of the Collateral Pool Properties (during the initial term), or 57.5% of that aggregate appraised value (during the extension term), or (b) the amount of debt that the Collateral Pool Properties could support under a debt service coverage test, determined in the manner provided in the Modification, based on a debt service coverage ratio of 1.30 during the initial term or 1.40 during the extension term (the “Borrowing Base Availability”).  Until Three Eldridge Place is completed and becomes stabilized, its contribution to the borrowing base will be Behringer Harvard OP’s cash incurred costs, subject to a limit of 25% of the aggregate borrowing base value of all Collateral Pool Properties.

Pursuant to the Modification, loans under the credit facility bear interest at an annual rate that is equal to either (1) 0.5% per annum over the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) or (2) LIBOR plus 2.75%, the latter of which was applicable following the closing and equaled 3.02%.  Previously, the interest rate applicable to loans under the credit facility could vary based on Behringer OP’s ratio of consolidated total indebtedness to gross asset value and prior to the closing was LIBOR plus 1.80%, which equaled 2.12%.  Behringer OP has the right to prepay the outstanding amount of the loans, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1.0 million.  Certain mandatory prepayments may be required in the event of a casualty or condemnation of a Collateral Pool Property, or if the outstanding balance of the loans exceeds the Borrowing Base Availability.

As of June 30, 2009 there was approximately $150.0 million outstanding under the revolving loans and we had approximately $17.8 million of additional borrowings available under the revolving loans.  As of June 30, 2009, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 24, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility.  For the six months ended June 30, 2009, we redeemed approximately 1.5 million shares for approximately $14.7 million.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, earnings, cash flow, anticipated cash flow, capital expenditure needs and general financial condition.  The board’s decisions are influenced, in substantial part, by projected cash flow requirements and by the requirements necessary to maintain our REIT status.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  Our board may determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

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

The total distributions paid to common stockholders for the six months ended June 30, 2009 and 2008 were approximately $78.3 million and $67.3 million, respectively.  Of the distributions paid to common stockholders for the six months ended June 30, 2009 and 2008, approximately $42.2 million and $35.5 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan (“DRP”).  For both the six months ended June 30, 2009 and 2008, distributions paid and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  For the six months ended June 30, 2009 and 2008, cash flow provided by operating activities was approximately $25.5 million and $40.7 million, respectively.  For the six months ended June 30, 2009, cash distributions paid to common stockholders exceeded cash flow provided by operating activities by approximately $10.6 million which difference was funded with borrowings and offering proceeds.  For the six months ended June 30, 2008, cash flows provided by operations exceeds cash distributions paid to common stockholders by approximately $8.9 million.

The following are the distributions paid and declared to our common stockholders during the six months ended June 30, 2009 and 2008 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2009
1st Quarter	$21,038	$25,311	$46,349	$46,533	$0.160
2nd Quarter	15,033	16,873	31,906	23,742	0.081
Total	$36,071	$42,184	$78,255	$70,275	$0.241

2008
1st Quarter	$15,451	$17,098	$32,549	$33,100	$0.157
2nd Quarter	16,335	18,436	34,771	35,212	0.157
Total	$31,786	$35,534	$67,320	$68,312	$0.314

(1)          Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared monthly distribution rate for the second quarter of 2009 of $0.0271and a declared daily distribution rate for the first quarter of 2009 of $0.0017808 and for the first and second quarter of 2008 of $0.0017260.

Operating performance cannot be accurately predicted due to numerous factors including our ability to invest capital at favorable yields, the financial performance of our investments in the current uncertain real estate environment, and the types and mix of investments in our portfolio. As a result, future distributions paid and declared may continue to exceed cash flows from operating activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively lock the interest rate portion of our variable rate debt.

Of our approximately $3.0 billion in notes payable at June 30, 2009, approximately $150.0 million represented debt bearing interest at variable rates, but which has interest rate swap agreements hedging against rises in interest costs.  As a result of the interest rate swap agreements, the $150.0 million revolving loans effectively bear interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $2.2 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $2.1 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                   Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                          Risk Factors.

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008:

The current offering price of shares under our distribution reinvestment plan probably significantly exceeds the price at which we are likely to offer shares under the distribution reinvestment plan following an estimation of value of our shares of common stock.

We established the offering price of our shares on an arbitrary basis.  We intend to conduct a valuation of our shares of common stock in accordance with our valuation policy and publish the estimated value no later than June 30, 2010.  After reporting the per share estimated value, the purchase price of the shares of common stock offered under our distribution reinvestment plan will be equal to 95% of the per share estimated value.  Due to the continuing impact of the disruptions in the financial and real estate markets on the values of our investments, we expect that the estimated value per share of our common stock when published will be less than $9.50 per share.

If participation in the DRP decreases, we may not have sufficient funds available to redeem all shares submitted for redemption pursuant to the share redemption program, and you may not be able to sell your shares under the program.

Our share redemption program contains certain restrictions and limitations, including a funding limitation which provides that the funds used for redemption during any period may not exceed the amount of gross proceeds generated from the sale of shares through the DRP during that period.  In addition, our board may, from time to time, in its sole discretion, further limit the funds that we use to redeem shares.  We cannot predict with any certainty how much, if any, DRP proceeds will be available to fund redemptions under our share redemption program.  If participation in the DRP decreases and fewer proceeds are generated from DRP sales, then our ability to redeem shares under our share redemption program will be limited and you may not be able to sell any of your shares back to us.

If participation in the DRP decreases, our capital would be constrained and we would have to use a greater proportion of our cash flow from operations or financing activities to meet our general cash requirements.

As of June 30, 2009, approximately 50% of distributions paid to our stockholders were reinvested in the DRP.  The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us.  To the extent that a material number of DRP participants choose to terminate or reduce their level of participation, our capital would be further constrained, and we would have to use a greater proportion of our cash flow from operations or financing activities to meet our general cash requirements, which would reduce cash available for distributions and could result in our board of directors further reducing or ceasing distributions.

Recent market disruptions will likely adversely impact our operating results and operating condition.

The global financial markets have undergone pervasive and fundamental disruptions. The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies. The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters. Our business will likely be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Further, the current economic conditions have the potential to materially affect the value of our investment properties, the availability or the terms of financing that we have or may anticipate utilizing, our ability to make principal and interest payments on, or refinance, any outstanding debt when due, or the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.  Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

•                                         the financial condition of our tenants, many of which are financial, legal and other professional firms, may be adversely affected, which result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•                                         significant job losses in the financial and professional services industries are occuring, which will likely decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

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

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions.  If the conditions continue, our board may further reduce or cease our distributions in order to conserve cash.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms and have affected the value of our investments.

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

Further, the recent market volatility will likely make the valuation of our investment properties more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties.  As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings.  Specifically, for the quarter ended June 30, 2009, we have taken approximately $193.1 million in impairment charges against our investment properties due to the uncertainty of valuations in the current volatile marketplace today.

The pervasive and fundamental disruptions that the global financial markets have undergone have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

Our financial condition could be adversely affected by financial covenants under our credit agreement.

Our credit agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants. These covenants could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit agreement, which could have a material adverse effect on our financial condition.

As of March 31, 2009, we were in compliance with all of the financial covenants of our credit agreement.  However, due to the economic environment, we had less financial flexibility than desired given the current market dislocation and projected a potential covenant default before the end of 2009.  As such, on June 9, 2009, we amended our credit agreement.   Among other things, the terms of the amended credit agreement:

(1)                                reduce the total amount of secured borrowings available under the credit facility to $193.0 million;

(2)                                reduce the ratio of EBITDA to fixed charges that we are required to maintain;

(3)                                allow us to use the acquisition cost of certain properties in calculating “gross asset value”;

(4)                                allow us to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants;

(5)                                eliminate cross-defaults to non-recourse indebtedness;

(6)                                reduce the required minimum consolidated tangible net worth to $1.2 billion;

(7)                                expand the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs; and

(8)                                provide for borrowings to be supported by additional collateral properties valued at approximately $200 million owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security under the credit agreement.

Based on our current business plans, we believe we will be able to operate in compliance with the amended credit agreement in 2009 and beyond; however, the current dislocation in the global credit markets could significantly impact our projected cash flow and our financial position.  If there is a continued decline in the commercial real estate industry or if we are unable to successfully execute our business plan, we could violate the covenants of our credit agreement, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  For the first and second quarters of 2009, our board of directors voted to accept all redemption requests submitted from stockholders whose requests were made on circumstances of death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

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

On August 13, 2009, our board of directors approved certain amendments to the program.  The amendments clarify that if we do not redeem all shares presented for redemption during a particular period, any portion of a redemption request that is not honored by us will be automatically treated as a request for redemption during the next period in which requests will be considered, unless the stockholder affirmatively asks us to withdraw that portion of the request.  In addition, the amended and restated redemption program makes clear that except in the case of redemptions due to a mandatory distribution under a stockholder’s IRA, we will treat a redemption request that would cause a stockholder to own fewer than 200 shares as a request to redeem all of his or her shares.

The information set forth above with respect to the redemption program does not purport to be complete in scope and is qualified in its entirety by the full text of the Third Amended and Restated Share Redemption Program, which is filed as Exhibit 99.1 hereto and is incorporated into this report by reference.

During the quarter ended June 30, 2009, we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
April 2009	—	$—	—		(1)
May 2009	1,105,427	$9.80	1,105,427		(1)
June 2009	—	$—	—		(1)

(1)          A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                   Defaults upon Senior Securities.

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                   Other Information.

On June 25, 2009, our board of directors adopted an amended and restated valuation policy in respect of estimating the per share value of our common stock.  Under the policy, our board of directors or committee thereof will have the discretion to choose a methodology or combination of methodologies as it deems reasonable under then current circumstances for estimating the per share value of our common stock.  The amendment adopted on June 25th clarify, however, that the estimated value is not intended to be related to any analysis of individual asset value performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards.

The information set forth above with respect to the amended and restated valuation policy does not purport to be complete in scope and is qualified in its entirety by the full text of the amended and restated valuation policy, which is filed as Exhibit 99.2 hereto and is incorporated into this report by reference.

Item 6.                                   Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: August 14, 2009	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on August 1, 2008)

3.2	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 23, 2009)

4.1	Amended and Restated Distribution Reinvestment Plan of the Registrant (previously filed and incorporated by reference to Form 10-Q filed on May 15, 2009)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

First Amendment to the Credit Agreement and Other Loan Documents by and among Behringer Harvard Operating Partnership I LP, as borrower, Behringer Harvard REIT I, Inc, Behringer Harvard Eldridge Land LP Behringer Harvard Centreport Office LP, Behringer Harvard Equity Drive LP, IPC Florida III, LLC, Behringer Harvard Wayside, LLC, Behringer Harvard Briarlake Plaza LP, as guarantors, and Keybank National Association, as lender, the other lenders which are parties to the agreement and Keybank National Association, as agent (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

99.1	Third Amended and Restated Share Redemption Program, effective as of August 13, 2009 (filed herewith)

99.2	Amended and Restated Policy for Estimation of Common Stock Value, effective as of June 25, 2009 (filed herewith)

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