Form 10-Q
period 2009-09-30
BEHRINGER HARVARD REIT I INC
filed 2009-11-13
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, Behringer Harvard REIT I, Inc. had 292,693,748 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Real estate
Land	$513,818	$546,700
Buildings, net	3,298,135	3,529,309
Real estate under development	58,673	28,924
Total real estate	3,870,626	4,104,933

Cash and cash equivalents	192,492	337,458
Restricted cash	145,556	201,546
Accounts receivable, net	88,230	96,579
Prepaid expenses and other assets	13,043	9,213
Goodwill	11,655	11,655
Investments in unconsolidated entities	76,084	77,256
Deferred financing fees, net	26,890	34,229
Notes receivable	11,064	13,089
Lease intangibles, net	424,215	522,642
Total assets	$4,859,855	$5,408,600

Liabilities and equity

Liabilities
Notes payable	$3,007,103	$3,066,529
Accounts payable	7,534	13,596
Payables to related parties	1,873	8,300
Acquired below-market leases, net	129,636	152,870
Distributions payable	7,933	15,910
Accrued liabilities	135,457	125,986
Debentures	—	51,653
Deferred tax liabilities	2,017	3,450
Other liabilities	20,025	25,764
Total liabilities	3,311,578	3,464,058

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 292,281,043 and 288,807,752 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	2,611,199	2,579,030
Cumulative distributions and net loss	(1,069,174)	(641,704)
Accumulated other comprehensive loss	(5,808)	(10,747)
Behringer Harvard REIT I, Inc. stockholders’ equity	1,536,246	1,926,608
Noncontrolling interest	12,031	17,934
Total equity	1,548,277	1,944,542
Total liabilities and equity	$4,859,855	$5,408,600

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Rental revenue	$146,303	$156,031	$452,061	$451,726

Expenses
Property operating expenses	42,815	42,826	134,933	120,043
Interest expense	45,558	49,035	140,575	142,827
Real estate taxes	22,233	18,147	67,913	57,848
Property management fees	4,208	4,242	13,010	12,884
Asset management fees	4,837	6,965	17,033	20,502
Asset impairment losses	7,742	—	200,841	—
General and administrative	2,764	2,090	8,793	4,893
Depreciation and amortization	65,431	67,932	208,063	203,858
Total expenses	195,588	191,237	791,161	562,855

Interest income	744	2,247	2,678	4,937
Loss on early extinguishment of debt	(442)	—	(4,477)	—
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(48,983)	(32,959)	(340,899)	(106,192)

Benefit (provision) for income taxes	1,590	(379)	1,206	(824)
Equity in earnings of investments	220	140	582	1,146
Loss from continuing operations	(47,173)	(33,198)	(339,111)	(105,870)

Discontinued operations:

Income (loss) from discontinued operations	—	340	(6)	(2,510)
Gain on sale of discontinued operations	—	8,711	—	16,045
Income (loss) from discontinued operations	—	9,051	(6)	13,535

Gain on sale of assets	—	5,068	—	5,253

Net loss	(47,173)	(19,079)	(339,117)	(87,082)
Add: Net loss attributable to noncontrolling interest	171	247	5,669	767
Net loss attributable to common stockholders	$(47,002)	$(18,832)	$(333,448)	$(86,315)

Basic and diluted weighted average shares outstanding	292,085,405	245,831,834	291,517,289	226,828,633

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(0.16)	$(0.10)	$(1.14)	$(0.44)
Discontinued operations	—	0.03	—	0.06
Basic and diluted loss per share	$(0.16)	$(0.07)	$(1.14)	$(0.38)

Amounts attributable to common stockholders:
Continuing operations	$(47,002)	$(27,883)	$(333,442)	$(99,850)
Discontinued operations	—	9,051	(6)	13,535
Net loss attributable to common stockholders	$(47,002)	$(18,832)	$(333,448)	$(86,315)

Comprehensive income:
Net loss	$(47,173)	$(19,079)	$(339,117)	$(87,082)
Other comprehensive income:
Reclassification of unrealized loss to earnings	369	—	3,281	—
Unrealized gain (loss) on interest rate swap	363	(607)	1,665	(1,547)
Total other comprehensive income (loss)	732	(607)	4,946	(1,547)

Comprehensive loss	(46,441)	(19,686)	(334,171)	(88,629)
Comprehensive loss attributable to noncontrolling interest	164	247	5,662	767
Comprehensive loss attributable to common stockholders	$(46,277)	$(19,439)	$(328,509)	$(87,862)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
For the nine months ended September 30, 2009

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(333,448)	—	(5,669)	(339,117)
Reclassifications of unrealized loss to earnings	—	—	—	—	—	—	3,276	5	3,281
Unrealized gain on interest rate swap	—	—	—	—	—	—	1,663	2	1,665
Total comprehensive loss	—	—	—	—	—	(333,448)	4,939	(5,662)	(334,171)

Redemption of common stock	—	—	(2,234)	—	(21,721)	—	—	—	(21,721)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27	27
Distributions declared	—	—	—	—	—	(94,022)	—	(268)	(94,290)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,707	—	54,225	—	—	—	54,225
Costs of share issuance	—	—	—	—	(335)	—	—	—	(335)

Balance at September 30, 2009	1	$—	292,281	$29	$2,611,199	$(1,069,174)	$(5,808)	$12,031	$1,548,277

For the nine months ended September 30, 2008

Balance at January 1, 2008	1	$—	205,563	$21	$1,834,477	$(327,527)	$(1,374)	$18,049	$1,523,646

Comprehensive loss:
Net loss	—	—	—	—	—	(86,315)	—	(767)	(87,082)
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,547)	—	(1,547)
Total comprehensive loss	—	—	—	—	—	(86,315)	(1,547)	(767)	(88,629)

Issuance of common stock, net	—	—	52,094	5	463,641	—	—	—	463,646
Redemption of common stock	—	—	(2,224)	—	(19,984)	—	—	—	(19,984)
Distributions declared	—	—	—	—	—	(107,833)	—	(484)	(108,317)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,884	—	55,346	—	—	—	55,346
Acquisition value adjustment	—	—	—	—	—	—	—	(845)	(845)

Balance at September 30, 2008	1	$—	261,317	$26	$2,333,480	$(521,675)	$(2,921)	$15,953	$1,824,863

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net loss	$(339,117)	$(87,082)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	200,841	—
Gain on sale of assets	—	(5,253)
Gain on sale of discontinued operations	—	(16,045)
Loss on early extinguishment of debt	4,477	—
Loss on derivatives	2,289	—
Depreciation and amortization	208,063	206,268
Amortization of lease intangibles	1,208	1,267
Amortization of above/below market rent	(8,745)	(10,634)
Amortization of deferred financing and mark-to-market costs	6,365	7,105
Interest income capitalized to notes receivable	(18)	(77)
Equity in earnings of investments	(582)	(1,146)
Distributions from investments	792	1,146
Change in accounts receivable	(11,672)	(27,296)
Change in prepaid expenses and other assets	(4,165)	(8,703)
Change in lease intangibles	(13,767)	(9,868)
Change in accounts payable	(3,116)	1,756
Change in accrued liabilities	10,481	4,197
Change in payables to related parties	(3,546)	3,606
Cash provided by operating activities	49,788	59,241

Cash flows from investing activities
Return of investments	962	6,447
Purchases of real estate	—	(233,057)
Investments in unconsolidated entities	—	(1,447)
Escrow deposits, pre-acquisition and pre-disposition costs	—	(4,960)
Capital expenditures for real estate	(45,698)	(36,654)
Capital expenditures for real estate under development	(36,584)	(6,674)
Investment in variable rate demand notes	—	(80,000)
Proceeds from notes receivable	2,064	3
Insurance proceeds received	16,000	6,000
Proceeds from sale of discontinued operations	—	40,190
Proceeds from sale of assets	—	6,628
Change in restricted cash	55,990	(5,224)
Cash used in investing activities	(7,266)	(308,748)

Cash flows from financing activities
Financing costs	(2,456)	(820)
Proceeds from notes payable	150,000	280,000
Payments on notes payable	(209,235)	(147,501)
Termination of interest rate hedge	(2,101)	—
Payments on capital lease obligations	(55)	(46)
Issuance of common stock	—	518,795
Redemptions of common stock	(21,721)	(19,898)
Offering costs	(335)	(55,147)
Distributions	(48,043)	(50,237)
Contributions from noncontrolling interest	27	—
Conversion of debentures	(52,891)	(2,172)
Change in subscriptions for common stock	—	(2,984)
Change in subscription cash received	—	2,984
Change in payables to related parties	(678)	(6,640)
Cash (used in) provided by financing activities	(187,488)	516,334

Net change in cash and cash equivalents	(144,966)	266,827
Cash and cash equivalents at beginning of period	337,458	94,947
Cash and cash equivalents at end of period	$192,492	$361,774

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We acquire and operate institutional quality real estate.  In particular, we focus primarily on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities with highly creditworthy commercial tenants.  To date, we have focused all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and select suburban markets in the United States.  We completed our first property acquisition in October 2003 and, as of September 30, 2009, we owned interests in 74 office properties located in 23 states and the District of Columbia.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of September 30, 2009 and consolidated statements of operations, consolidated statements of equity and comprehensive loss, and cash flows for the periods ended September 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended September 30, 2009 and 2008.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure through November 13, 2009, which is the date the financial statements were issued.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

October - December 2009	$16,760
2010	58,345
2011	42,447
2012	33,252
2013	26,447

As of September 30, 2009 and December 31, 2008, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of September 30, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,686,466	$605,218	$62,434	$(185,525)
Less: depreciation and amortization	(388,331)	(214,707)	(28,730)	55,889
Net	$3,298,135	$390,511	$33,704	$(129,636)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2008	Improvements	Intangibles	Leases	Leases
Cost	$3,793,103	$656,673	$70,450	$(195,364)
Less: depreciation and amortization	(263,794)	(179,519)	(24,962)	42,494
Net	$3,529,309	$477,154	$45,488	$(152,870)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds to be cash equivalents.

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.  As of December 31, 2008, restricted cash also included monies held by a trustee used for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any redemptions or conversions allowed under the original indenture agreements.

Accounts Receivable

 Accounts receivable, net of allowance for doubtful accounts, totaled approximately $88.2 million and approximately $96.6 million at September 30, 2009 and December 31, 2008, respectively.  Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $72.8 million and $59.0 million as of September 30, 2009 and December 31, 2008, respectively, approximately $19.4 million and $17.5 million of receivables from tenants of our consolidated real estate properties as of September 30, 2009 and December 31, 2008, respectively, and approximately $1.2 million and $1.8 million of other non-tenant receivables as of September 30, 2009 and December 31, 2008, respectively.  Accounts receivable at December 31, 2008 also included a $20.0 million receivable for insurance proceeds resulting from hurricane damage that occurred at our Energy Centre property located in New Orleans, Louisiana prior to our acquisition of the property in December 2007.  During the three months ended September 30, 2009, we received final payment of the insurance proceeds and therefore the receivable balance was

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

zero as of September 30, 2009.  Our allowance for doubtful accounts was approximately $5.2 million and $1.7 million as of September 30, 2009 and December 31, 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include ground lease intangible assets, prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes related to our consolidated properties.

Goodwill

Goodwill consists of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.  In accordance with GAAP, our goodwill is not amortized, but instead is evaluated for impairment at least annually.

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in two office buildings, Alamo Plaza and St. Louis Place, and our non-controlling 60% interest in the Wanamaker Building.  Consolidation of these investments is not required as the entities do not qualify as VIEs and do not meet the consolidation requirements based on legal form, economic substance, or control and/or substantive participating rights under the respective ownership agreements.

We account for these investments using the equity method of accounting in accordance with GAAP.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions).  We use the equity method of accounting because the shared decision-making involved in these investments creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.  Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.

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

As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and specifically our portfolio of real estate assets, at September 30, 2009, we evaluated our real estate assets for impairment. We assessed the potential impairment of each of our real estate assets by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset, including both operating cash flows as wells as proceeds from disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeded the estimated future undiscounted cash flows, we recognized an impairment loss to adjust the carrying amount of the asset to its estimated fair value at September 30, 2009.  As a result of our evaluation, we recorded impairment losses of approximately $7.7 million for the three months ended September 30, 2009.  We did not recognize any impairment charges for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, approximately $200.8 million of impairment charges have been recognized.  We did not recognize any impairment charges for the nine months ended September 30, 2008.  If our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, we may incur additional impairment charges in the future.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $26.9 million and approximately $34.2 million at September 30, 2009 and December 31, 2008, respectively.   Accumulated amortization of deferred financing fees was approximately $15.5 million and approximately $12.3 million as of September 30, 2009 and December 31, 2008, respectively.

Notes Receivable

Notes receivable totaled approximately $11.1 million and approximately $13.1 million at September 30, 2009 and December 31, 2008, respectively.

Our notes receivable at September 30, 2009 and December 31, 2008 included the $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points and has a maturity date of December 9, 2009.  Monthly payments of interest only are required with principal due at maturity.  We are currently in discussions with the borrower to extend the maturity date, but we can provide no assurance that an extension will be made.  As of September 30, 2009, the loan was current and earning interest at a rate of 7.74%.

At December 31, 2008, our notes receivable also included a $3.1 million receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.  We have the exclusive right of first offer to participate in the future development of the unentitled land.    In accordance with the provisions of the loan agreement which allows for prepayment, the borrower repaid $2.0 million of the outstanding principal balance during the three months ended September 30, 2009, resulting in an outstanding balance of approximately $1.1 million at September 30, 2009. The borrower is currently making principal and interest payments based on a revised amortization schedule that will result in the loan being paid in full upon maturity.  The annual interest rate under the loan is fixed at 7.75% through the maturity date of June 21, 2013. As of September 30, 2009, the loan was current.

Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for outstanding debentures.  These debentures are referred to herein as “Series A” and “Series B.”  As of December 31, 2008, the liability related to outstanding debentures was approximately $51.7 million.  Series A debentures represented approximately $15.0 million of the outstanding liability, and Series B debentures represented approximately $36.7 million of the outstanding liability.  Restricted cash, totaling approximately $62.4 million at December 31, 2008, was used by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any redemptions or conversions allowed under the indenture.

On April 10, 2009, we tendered an offer to the holders to purchase their debentures.  On May 29, 2009, the tender offer was extended until June 25, 2009 and provided that the debentures would be purchased at the face amount plus a premium for both series with payment made to the tendering holders on June 30, 2009.  Pursuant to the tender offer, on June 30, 2009, we paid approximately $10.5 million of principal, approximately $0.1 million of accrued interest, and approximately $0.3 million of premiums to acquire approximately 73% of the outstanding Series A debentures.  Additionally, we paid approximately $25.5 million of principal, approximately $0.4 million of accrued interest, and approximately $0.6 million of premiums to acquire approximately 71% of the outstanding Series B debentures under the tender offer.  The total payment of approximately $37.4 million was funded from our unrestricted cash.

A meeting of the debenture holders was held on August 10, 2009 amending the maturity date of the debentures to August 13, 2009 from November 30, 2014 and September 30, 2012 for the Series A and Series B debentures, respectively.   Using restricted cash held by the trustee, during the three months ended September 30, 2009, all remaining outstanding debentures were repaid including those debentures held by us.  After repayment of all outstanding debentures, the trustee returned to us the excess restricted cash totaling approximately $7.3 million.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of September 30, 2009 and December 31, 2008, the balance of our asset retirement obligations was approximately $9.4 million and $9.7 million, respectively and is included in other liabilities.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of September 30, 2009 and December 31, 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2009 and 2008 was approximately $14.3 million and $21.7 million, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market leases.  The total net increase to rental revenues due to the amortization of above- and below-market leases for the nine months ended September 30, 2009 and 2008 was approximately $8.7 million and $11.0 million, respectively.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.  We recognized lease termination fees of approximately $3.9 million and $25.9 million for the nine months ended September 30, 2009 and 2008, respectively.

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

We acquired the subsidiaries of IPC on December 12, 2007 and have elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-Corporation, and for the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

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

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

available for future use and can offset any realized built-in gain subject to tax.  As of September 30, 2009, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at September 30, 2009.  As a result of our electing REIT status for IPC (US), Inc. for 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The NOL carryovers will begin to expire in 2023.

In addition, at September 30, 2009, we have deferred tax liabilities of approximately $2.0 million and deferred tax assets of approximately $0.8 million related to various state taxing jurisdictions.

We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions related to our status as a REIT and IPC (US), Inc.’s status as a REIT will be sustained in any tax examination.  In addition, we believe that it is more likely than not that our tax positions related to the taxable REIT subsidiaries will be sustained in any tax examination.

For the nine months ended September 30, 2009, we recognized a benefit for income taxes of approximately $1.2 million related to certain state and local income taxes.  For the nine months ended September 30, 2008, we recognized a provision for income taxes of approximately $0.8 million related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of affiliates (as defined in the plan). Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the nine months ended September 30, 2009 and 2008, we had no significant compensation cost related to these share-based payments.

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

GAAP requires that securities that are convertible for cash at the option of the holder to be classified outside of equity.  Accordingly, we do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.

Concentration of Credit Risk

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  As of September 30, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of September 30, 2009, we had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35, and at September 30, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

4.                                      New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations.  This guidance makes certain modifications to previous standards, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase, the requirement that acquisition-related costs be expensed as incurred and the acquisition of a real estate property has been determined to meet the definition of a business combination as defined in this guidance.  We adopted this guidance on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, primarily as acquisition costs will no longer be capitalized, but will be expensed.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Our adoption of this guidance on January 1, 2009 increased our total equity.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income available to common stockholders was not affected.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.   We adopted this guidance on January 1, 2009, and have included the required disclosures in the accompanying notes to these financial statements in this Quarterly Report on Form 10-Q.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.   We adopted this guidance on April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to these financial statements in this Quarterly Report on Form 10-Q.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to these financial statements in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Fair value, as defined by GAAP, is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive income (loss) (“OCI”) within equity at each measurement date.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2009 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$(5,990)	$—	$(5,990)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and specifically our portfolio of real estate assets, at September 30, 2009, we evaluated our real estate assets for impairment. As a result of our evaluation, we recorded impairment losses of approximately $200.8 million for the nine months ended September 30, 2009.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  These fair value estimates are considered Level 3 under the fair value hierarchy described above.

The following table summarizes our impaired assets measured at fair value (in thousands):

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real estate	$322,017	$—	$—	$322,017	$(200,841)

Fair Value of Financial Instruments

Notes payable totaling approximately $3.0 billion in principal amount as of September 30, 2009 had a fair value of approximately $2.6 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on September 30, 2009.  The notes payable totaling approximately $3.1 billion as of December 31, 2008 had a fair value of approximately $2.8 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2008.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments held at September 30, 2009 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

6.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of September 30, 2009 and December 31, 2008 (in thousands):

	Ownership
Property Name	Interest	September 30, 2009	December 31, 2008
Wanamaker Building	60.00%	$53,795	$54,257
Alamo Plaza	33.93%	12,312	12,697
St. Louis Place	35.71%	9,977	10,302
Total		$76,084	$77,256

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2009, we recorded approximately $0.6 million of equity in earnings and approximately $1.8 million of distributions from our investments in unconsolidated entities.  For the nine months ended September 30, 2008, we recorded approximately $1.1 million of equity in earnings and approximately $7.6 million of distributions from our investments in unconsolidated entities.  During 2008, we acquired the remaining third-party TIC interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  On July 1, 2008, we sold our 36.31% TIC interest in Enclave on the Lake, a property located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million.  Our equity in earnings for the nine months ended September 30, 2009 and 2008 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

7.                                      Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired majority interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in real estate properties represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.  Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of Buena Vista Plaza, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At September 30, 2009 and December 31, 2008, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments (in thousands):

	September 30,	December 31,
	2009	2008
Noncontrolling interests in real estate properties	$10,135	$15,428
Limited partnership units	1,878	2,506
IPC (US), Inc. preferred shares	18	—
	$12,031	$17,934

8.                                      Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas (“Three Eldridge Place”) and the future development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  For the nine months ended September 30, 2009 we capitalized a total of approximately $29.7 million for the development of Three Eldridge Place, including approximately $1.7 million in interest.  For the nine months ended September 30, 2008 we capitalized approximately $8.4 million in costs associated with real estate under development, including approximately $0.4 million in interest.

9.                                      Derivative Instruments and Hedging Activities

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

In December 2007, we entered into two interest rate swap agreements, each with a notional value of $100.0 million, or $200.0 million of notional value in total.  The swaps were entered into to fix the interest rate on $200.0 million of borrowings under our credit facility.  In June 2009, we terminated $50.0 million of notional value under one of our swap agreements and paid down $50.0 million of the borrowings under our credit facility.  We did not re-designate the remaining $50.0 million notional

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

value under that swap agreement as a cash flow hedge.  We paid approximately $2.1 million to terminate the $50.0 million notional value under the swap agreement.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2009, we accelerated the reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.  The accelerated amount resulted in additional expense of approximately $2.5 million.

The agreements with our derivative counterparties contain provisions where, after giving effect to any applicable notice requirement or grace period, (1) if Behringer OP defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations; or (2) it could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to its default on the indebtedness.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2009, but do not represent exposure to credit, interest rate, or market risks:

		Number of	Interest Swap	Interest Swap
Type/Description	Notional Value	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow hedge	$100,000	1	3.9925%	30-day LIBOR	December 13, 2010
Interest rate swap - other	$50,000	1	3.9925%	30-day LIBOR	December 13, 2010

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of September 30, 2009 and December 31, 2008 (in thousands):

	Liability derivatives
	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	$(3,993)	$(10,747)

Derivatives not designated as hedging instruments:
Interest rate swap	$(1,997)	$—

Total derivatives	$(5,990)	$(10,747)

The tables below present the effect of the change in fair value of our derivative financial instruments on our consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest rate swap	$363	$(607)	$1,665	$(1,547)
Total	$363	$(607)	$1,665	$(1,547)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Amount reclassified from accumulated OCI into income
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest expense	$948	$390	$3,672	$844
Interest expense (1)	369	—	737	—
Total	$1,317	$390	$4,409	$844

(1)          Represents amortization of discontinued cash flow hedge.

	Amount recognized in income on derivative
	(ineffective portion and amount excluded from effectiveness testing)
	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest expense (1)	$—	$—	$2,544	$—
Total	$—	$—	$2,544	$—

(1)          Represents the accelerated reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		Three Months Ended		Nine Months Ended
	Location	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest rate swap	Interest expense	$293	$—	$160	$—
Total		$293	$—	$160	$—

Over time the unrealized loss of approximately $5.8 million held in accumulated OCI will be reclassified to earnings, of which approximately $5.0 million is expected to be reclassified over the next 12 months.

10.                               Notes Payable

Our notes payable was approximately $3.0 billion in principal amount at September 30, 2009, which consists of approximately $2.9 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  During June 2009, we paid down $50.0 million of the borrowings under our credit facility.  Our notes payable was approximately $3.1 billion at December 31, 2008.  At September 30, 2009, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.79%.  As of September 30, 2009, all of our $3.0 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At September 30, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  We have no debt maturing in 2009.  In 2010, we have approximately $209.5 million, or approximately 7%, of our debt maturing, $150.0 million of which represents the revolving loans under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.4 million, or approximately 18%, of our debt maturing.

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  As of September 30, 2009, we were in default on two loans with a combined outstanding balance of approximately $77.0 million.  We are in discussions with each of the lenders to either restructure the debt in a way that is supported by the underlying asset values of the collateralized properties, Ashford Perimeter and 1650 Arch Street, or to purchase the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase the debt at a discount, which could result in foreclosure or a

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

transfer of ownership of the properties to the lenders.  At September 30, 2009, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

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

On June 9, 2009, Behringer OP entered into a first amendment (the “Modification”) to the Credit Agreement.  Among other things, the Modification (1) reduced the total amount of secured borrowings available under the credit facility to $193.0 million, available as revolving loans (subject to increase to $300.0 million upon Lender approval and payment of certain activation fees to the Agent and Lenders), (2) provided for the repayment and retirement of the $200.0 million term loan contained in the original credit facility, (3) reduced the ratio of EBITDA to fixed charges that Behringer OP is required to maintain, (4) allowed Behringer OP to use the acquisition cost of certain properties in calculating “gross asset value” (as defined in the Credit Agreement), (5) allowed Behringer OP to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants, (6) eliminated cross-defaults to non-recourse indebtedness, (7) reduced the required minimum consolidated tangible net worth to $1.2 billion, (8) expanded the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs, and (9) provided for borrowings to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of One BriarLake Plaza, Westway One and Three Eldridge Place (currently under construction) in Houston, Texas; 5 & 15 Wayside in Burlington, Massachusetts; 5104 Eisenhower Boulevard in Tampa, Florida; and Centreport Office Centre in Ft. Worth, Texas.  In addition, the Collateral Pool Properties must always have a borrowing base value of $200.0 million, and must include at least four separate properties. As of September 30, 2009, the Collateral Pool Properties has a value of approximately $297.7 million.  The credit facility will continue to be secured by a perfected first priority lien and security interest in collateral that includes Behringer OP’s interests in certain subsidiaries that directly own our properties, as well as any distributions from Behringer OP’s subsidiaries, and to be guaranteed by Behringer Harvard REIT I, Inc. and our material subsidiaries, to the extent permitted under other debt obligations.

The credit facility matures on December 11, 2010.  It may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the credit facility in effect on the original maturity date.  Availability under the Modification is limited, during the initial term, to the lesser of (a) 60% of the aggregate appraised value of the Collateral Pool Properties (during the initial term), or 57.5% of that aggregate appraised value (during the extension term), or (b) the amount of debt that the Collateral Pool Properties could support under a debt service coverage test, determined in the manner provided in the Modification, based on a debt service coverage ratio of 1.30 during the initial term or 1.40 during the extension term (the “Borrowing Base Availability”).   Until Three Eldridge Place is completed and becomes stabilized, its contribution to the borrowing base will be equal to Behringer OP’s cash incurred costs, subject to a limit of 25% of the aggregate borrowing base value of all Collateral Pool Properties.

Pursuant to the Modification, loans under the credit facility bear interest at an annual rate that is equal to either (1) 0.5% per annum over the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) or (2) LIBOR plus 2.75%, the latter of which was applicable following the closing of the Modification and equaled 3.02%.  Previously, the interest rate applicable to loans under the credit facility could vary based on Behringer OP’s ratio of consolidated total indebtedness to gross asset value and prior to the closing was LIBOR plus 1.80%, which equaled 2.12%.  Behringer OP has the right to prepay the outstanding amount of the loans, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1.0 million.  Certain mandatory prepayments may be required in the event of a casualty or condemnation of a Collateral Pool Property, or if the outstanding balance of the loans exceeds the Borrowing Base Availability.

As of September 30, 2009 there was approximately $150.0 million outstanding under the revolving loans and we had approximately $22.0 million of additional borrowings available under the revolving loans.  As of September 30, 2009, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes our notes payable as of September 30, 2009 (in thousands):

Principal payments due in:
October 1 - December 31, 2009	$3,801
2010	225,702
2011	564,512
2012	127,894
2013	96,313
Thereafter	1,990,049
unamortized discount	(1,168)
Total	$3,007,103

11.                               Stockholders’ Equity

Capitalization

As of September 30, 2009, we had 292,281,043 shares of our common stock outstanding, which includes the effect of a 10% stock dividend issued on October 1, 2005 and the effect of distribution reinvestments, redemptions, and 22,000 shares issued to Behringer Harvard Holdings, LLC.  As of September 30, 2009, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 68,500 shares of common stock outstanding at a weighted average exercise price of $9.35.  At September 30, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  For the first three quarters of 2009, our board of directors voted to accept all redemption requests submitted from stockholders whose requests were made on circumstances of death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  However, in March 2009, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

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

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period as set forth in the Fourth Amended and Restated Share Redemption Program adopted by our board on November 12, 2009.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

On November 12, 2009, until further notice, our board of directors elected to set a funding limit of $10 million for exceptional redemptions considered during 2010 proportional to each redemption period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

For the nine months ended September 30, 2009, we redeemed approximately 2.2 million shares for approximately $21.7 million.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of September 30, 2009, we had issued to the independent members of the board of directors options to purchase 68,500 shares of our common stock at a weighted average exercise price of $9.35 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2010, 25% during 2011 and 50% during 2012.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant. The options were anti-dilutive to earnings per share for the nine months ended September 30, 2009 and 2008.

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

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For the nine months ended September 30, 2009 and 2008, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million and $0.2 million, respectively.  Distributions declared and payable as of September 30, 2009 were approximately $7.9 million, which included approximately $4.0 million of cash distributions payable and approximately $3.9 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the nine months ended September 30, 2009 and 2008 (in thousands):

	Total	Cash	DRP
2009
1st Quarter	$46,603	$21,440	$25,163
2nd Quarter	23,777	11,415	12,362
3rd Quarter	23,783	11,891	11,892
Total	$94,163	$44,746	$49,417

2008
1st Quarter	$33,168	$15,628	$17,540
2nd Quarter	35,280	16,623	18,657
3rd Quarter	39,590	18,199	21,391
Total	$108,038	$50,450	$57,588

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12.                               Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the nine months ended September 30, 2009.  Behringer Advisors earned approximately $11.5 million in acquisition and advisory fees and reimbursement of expenses for the investments we acquired in the nine months ended September 30, 2008.  Amounts recognized during the nine months ended September 30, 2008 were capitalized as part of our real estate, goodwill or investments in unconsolidated entities.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the nine months ended September 30, 2009 and incurred approximately $0.9 million in debt financing fees for the nine months ended September 30, 2008.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $13.0 million in both the nine month periods ended September 30, 2009 and 2008 for the services provided by HPT Management in connection with our real estate and investment properties.  Property management fees associated with our sold properties are classified in discontinued operations.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the nine months ended September 30, 2009, we incurred and expensed approximately $17.0 million of asset management fees as compared to approximately $20.7 million for the nine months ended September 30, 2008.  Asset management fees associated with our sold properties are classified in discontinued operations.  Asset management fees of approximately $5.0 million were waived for the nine months ended September 30, 2009.

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

For the nine months ended September 30, 2009, we incurred and expensed approximately $20.9 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $14.2 million for the nine months ended September 30, 2008.

At September 30, 2009, we had payables to related parties of approximately $1.9 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2008, we had payables to related parties of approximately $8.3 million consisting primarily of acquisition and advisory fees, asset management fees, offering costs and operating expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event,

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of September 30, 2009, assuming all the conditions above are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

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

13.                               Commitments and Contingencies

As of September 30, 2009, we had commitments of approximately $28.4 million for future tenant improvements and leasing commissions and commitments of approximately $4.7 million related to the development of Three Eldridge Place.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of September 30, 2009, assuming all conditions are met, Behringer Advisors would be paid approximately $0.8 million in disposition fees.

14.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2009 and 2008: (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Interest paid, net of amounts capitalized	$133,011	$132,782
Income taxes paid	$1,893	$2,605

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$12,711	$6,345
Addition to investment in unconsolidated entities in accrued liabilities	—	2,512
Escrow deposit applied to purchase of real estate	—	1,000

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$54,225	$55,900
Mortgage notes assumed	—	88,830
Mortgage notes assumed by purchaser	—	(26,827)
Financing costs in accrued liabilities	—	141
Cancellation of debt through transfer of real estate	—	25,698
Recapture of noncontrolling interest in lieu of note	—	844

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.                               Discontinued Operations

During the nine months ended September 30, 2009, we did not dispose of any real estate properties.  On February 15, 2008, we sold 9100 Mineral Circle, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  On June 5, 2008, we transferred 11 Stanwix Street, located in Pittsburg, Pennsylvania, to the lender associated with the property.  On August 1, 2008, we sold 2383 Utah, located in El Segundo, California, to an unaffiliated third party for a contract sale price of approximately $35.0 million.  The results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.  Results for the nine months ended September 30, 2009 represent final settlements for the operations of 2383 Utah.  The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Rental revenue	$—	$242	$(5)	$4,966

Expenses
Property operating expenses	—	(347)	1	1,882
Interest expense	—	101	—	2,152
Real estate taxes	—	28	—	697
Property and asset management fees	—	17	—	343
Depreciation and amortization	—	103	—	2,410
Total expenses	—	(98)	1	7,484

Interest income	—	—	—	8

Income (loss) from discontinued operations	$—	$340	$(6)	$(2,510)

16.                               Subsequent Event

In addition to the loan defaults described in the Notes Payable note on page 19, as of November 13, 2009, events of default have occured on two additional loans with a combined outstanding balance of approximately $81.0 million.  We expect that these events of default will lead to actual defaults imminently.  We are in discussions with the lenders on these loans to either restructure the debt or transfer ownership of the collateralized properties to the lender.

*****

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, increases in interest rates, tenant defaults, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

As a result of our evaluation, we recorded impairment losses of approximately $7.7 million for the three months ended September 30, 2009.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer OP.

At September 30, 2009 and 2008, we owned interests in 74 office properties with approximately 25.6 million rentable square feet.  During 2008, we purchased three properties located in Houston, Texas and we acquired the remaining third-party TIC interests in Travis Tower, Minnesota Center and the Colorado Building and as a result, consolidated Travis Tower effective September 30, 2008 and Minnesota Center and the Colorado Building effective December 31, 2008.  During 2008, we disposed of 9100 Mineral Circle located in Englewood, Colorado, 11 Stanwix Street located in Pittsburg, Pennsylvania and 2383 Utah located in El Segundo, California.  Enclave on the Lake, a property located in Houston, Texas in which we held a 36.31% TIC interest that was accounted for using the equity method of accounting, was also sold during the year ended December 31, 2008.  We did not acquire or dispose of any properties during the nine months ended September 30, 2009.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties; and thus, our earnings would be negatively impacted by a deterioration of our rental revenue.  One or more factors could result in a deterioration of rental revenue, including (1) our failure to renew or execute new leases as current leases expire, (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases, (3) tenant concessions and (4) tenant defaults.

As we have previously described, adverse economic conditions and dislocations in the credit markets are impacting our business, results of operations and financial condition.  Recently, we have been experiencing an increase in the number of existing or potential new tenants that are seeking rental concessions including reduced rental rates or other financial incentives for remaining or becoming a tenant.  Also, a number of tenants have suffered or appear to be suffering financial difficulties in their business including, in some cases, tenants that have filed, or are contemplating filing bankruptcy or insolvency proceedings.  This challenging environment is also evidenced by an increase in our allowance for doubtful accounts which was approximately $5.2 million at September 30, 2009 compared to approximately $1.7 million as of December 31, 2008.

During the three months ended September 30, 2009, we had approximately 796,000 square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 572,000 square feet with an average net rent that was approximately 6% lower than expiring rent.  During the three months ended September 30, 2009, we renewed 61% of expiring leases and 52% of expiring square feet.  Our portfolio occupancy declined from 87% at the end of the second quarter to 86% at the end of the third quarter.

During the three months ended September 30, 2009, we renewed approximately 414,000 square feet with tenant improvement and commission costs, or “leasing costs,” of approximately $8.56 per square foot with an average term of approximately 3.8 years; executed leases for approximately 54,000 square feet of expansion space with leasing costs of approximately $26.46 per square foot with an average term of approximately 8.3 years; and entered into new leases totaling approximately 104,000 square feet with leasing costs of approximately $15.94 per square foot with an average term of approximately 5.1 years.

During the nine months ended September 30, 2009, we had approximately 3.1 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 2.0 million square feet with an average net rent that was approximately 3% lower than expiring rent.  During the nine months ended September 30, 2009, we renewed 62% of expiring leases and 46% of expiring square feet.  Our portfolio occupancy declined from 90% at the December 31, 2008 to 86% at the end of the third quarter.  We have approximately 2.2 million square feet of expiring leases in 2010 and approximately 2.9 million square feet of expiring leases in 2011.

During the nine months ended September 30, 2009, we renewed approximately 1.4 million square feet with leasing costs of approximately $13.78 per square foot with an average term of approximately 5.1 years; executed leases for approximately 206,000 square feet of expansion space with leasing costs of approximately $39.33 per square foot with an average term of approximately 8.6 years; and entered into new leases totaling approximately 325,000 square feet with leasing costs of approximately $23.17 per square foot with an average term of approximately 5.0 years.

We think it is possible that our future occupancy levels and property net operating income will decline on a comparative and absolute basis.  Substantially all of our assets are currently subject to mortgages; generally for debt incurred in connection with their acquisition or which were in place upon acquisition.  Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings.  Current market conditions also make it more difficult to refinance maturing debt.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have increased.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because, we believe, it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable thus requiring us to use more equity to refinance or borrow new monies.

The reduction in property net operating income as well as the increased costs of retaining and attracting new tenants coupled with increases in vacancy rates and cap rates may also cause us to reconsider our long-term strategy for certain of our properties, especially those where the principal balance of the debt encumbering the property appears to exceed the value of the asset under current market conditions. For example, our advisor and board of directors may decide to redeploy our capital to more effective uses by reducing the amount of monies we fund as capital expenditures or have us cease making debt service payments on certain properties as well as by negotiating agreements with lenders conveying the deed to these properties to the lenders.  We undergo continuous evaluations of property level performance, credit market conditions and financing options and believe that we may be required to further reduce the carrying value of some of our assets by taking further impairment charges.  Reductions in our property net operating income will also further impact our ability to maintain the level of distributions currently being paid to our stockholders.  We may be required to further reduce or cease the distributions we pay to our stockholders.

Continued declines in the value of our assets will likely negatively impact the estimated value of our shares ultimately determined by our board.  We expect our board to disclose, no later than June 2010, an estimated per share value that is not based solely on the offering price of shares in our most recently completed primary offering.  The performance issues described above may expedite this process and will likely result in an estimated value that is lower than the $10.00 per share price at which we sold shares in our last primary offering.  In addition, the price of shares offered through our distribution reinvestment plan will not be adjusted until a new estimated value is announced.  Thus, the current offering price of shares under this plan may significantly exceed any new estimated share value.  The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us. To the extent that a material number of participants in this program choose to terminate or reduce their level of participation, our capital will be further constrained.

Results of Operations

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended September 30, 2009 was approximately $146.3 million as compared to approximately $156.0 million for the three months ended September 30, 2008 and was generated by our consolidated real estate properties.  Rental revenue increased by approximately $7.5 million as a result of properties acquired or consolidated after June 30, 2008.  Our other properties experienced a decline in rental revenue primarily attributable to lower lease termination fees in 2009 as compared to 2008 of approximately $12.1 million, a decrease in straight-line rental revenue of approximately $3.3 million, a decrease in rental income recognized from the net amortization of above/below-market rents of approximately $1.4 million and various other decreases totaling approximately $0.4 million.

Property Operating Expenses. Property operating expenses for both the three month periods ended September 30, 2009 and 2008 were approximately $42.8 million and were comprised of property operating expenses from our consolidated real estate properties.  Property operating expenses increased by approximately $2.7 million as a result of properties acquired or consolidated after June 30, 2008.  Our other properties experienced a decrease in property operating expenses of approximately $2.7 million, primarily attributable to a decrease in utility expense of approximately $2.1 million, and various other decreases totaling approximately $0.6 million.

Interest Expense.  Interest expense for the three months ended September 30, 2009 was approximately $45.6 million as compared to approximately $49.0 million for the three months ended September 30, 2008 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $3.4 million decrease from the prior year is primarily a result of our reduced mortgages payable and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2009 were approximately $22.2 million as compared to approximately $18.1 million for the three months ended September 30, 2008 and were comprised of real estate taxes from our consolidated real estate properties. Real estate taxes increased approximately $1.4 million as a result of properties acquired or consolidated after June 30, 2008.  Our other properties experienced an increase of approximately $2.7 million.

Property Management Fees. Property management fees for both of the three month periods ended September 30, 2009 and 2008 were approximately $4.2 million and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended September 30, 2009 were approximately $4.8 million as compared to approximately $7.0 million for the three months ended September 30, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $2.2 million decrease from the prior year was primarily attributable to a $2.5 million waiver of asset management fees for the three months ended September 30, 2009 partially offset by an increase in asset management fees due to properties acquired after June 30, 2008.  An additional $2.5 million of asset management fees is being waived for the three months ended December 31, 2009.  We can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  As a result of adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and likewise our portfolio of real estate assets, at September 30, 2009, we evaluated our real estate assets for impairment. As a result of our evaluation, we recorded impairment losses of approximately $7.7 million for the three months ended September 30, 2009.  We did not recognize any impairment losses during the three months ended September 30, 2008.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2009 was approximately $2.8 million as compared to approximately $2.1 million for the three months ended September 30, 2008 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $0.7 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased cost and expenses that we paid directly that our advisor had previously paid on our behalf.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2009 was approximately $65.4 million as compared to approximately $67.9 million for the three months ended September 30, 2008 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Depreciation and amortization expense increased by approximately $3.9 million as a result of properties acquired or consolidated after June 30, 2008.  Our other properties experienced a decrease of approximately $6.4 million, primarily resulting from an acceleration of amortization of lease intangibles during the three months ended September 30, 2008 related to early lease terminations at Burnett Plaza.

Interest Income. Interest income for the three months ended September 30, 2009 was approximately $0.7 million as compared to approximately $2.2 million for the three months ended September 30, 2008 and was comprised of interest income associated with funds on deposit at banks.  The $1.5 million decrease from the prior year is primarily due to lower cash balances and lower interest rates.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt for the three months ended September 30, 2009 was approximately $0.4 million and related to premiums paid to debentureholders to redeem outstanding debentures for cash.  We had no loss on early extinguishment of debt for the three months ended September 30, 2008.

Gain on sale of assets.   There was no gain on sale of assets for the three months ended September 30, 2009.  Gain on sale of assets for the three months ended September 30, 2008 was approximately $5.1 million resulting from the sale of our TIC investment in Enclave on the Lake.

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest was approximately $0.2 million for both the three month period ended September 30, 2009 and 2008 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.

Discontinued Operations

Income (loss) from discontinued operations. There was no income or loss recognized from discontinued operations during the three months ended September 30, 2009.  For the three months ended September 30, 2008 we recognized income from discontinued operations of approximately $0.3 million, comprised of the results of operations from 9100 Mineral Circle disposed of in February 2008, 11 Stanwix Street disposed of in June 2008 and 2383 Utah disposed of in August 2008.  No properties were disposed of during the three months ended September 30, 2009.

Gain on sale of discontinued operations.  There was no gain on sale of discontinued operations recognized during the three months ended September 30, 2009.  We recognized a gain on sale of discontinued operations of approximately $8.7 million during the three months ended September 30, 2008, comprised of approximately $9.1 million from the sale of 2383 Utah, partially offset by a reduction of the gain on the sale of 9100 Mineral Circle of approximately $0.4 million.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the nine months ended September 30, 2009 was approximately $452.1 million as compared to approximately $451.7 million for the nine months ended September 30, 2008 and was generated by our consolidated real estate properties.  Rental revenue increased by approximately $32.0 million as a result of properties acquired or consolidated during 2008.  Our other properties experienced a decline in rental revenue primarily attributable to decreases in lease termination fees in 2009 as compared to 2008 of approximately $22.0 million, a decrease in straight-line rental revenue of approximately $7.7 million, a decrease in rental income recognized from the net amortization of above/below-market rents of approximately $3.0 million, offset by various increases totaling approximately $1.1 million.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2009 were approximately $134.9 million as compared to approximately $120.0 million for the nine months ended September 30, 2008 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $10.7 million of the $14.9 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced an increase of approximately $4.2 million primarily attributable to an increase in bad debt expense of approximately $3.8 million, and various other increases totaling approximately $0.4 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2009 was approximately $140.6 million as compared to approximately $142.8 million for the nine months ended September 30, 2008 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $2.2 million decrease from prior year is primarily a result of our reduced mortgages payable and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2009 were approximately $67.9 million as compared to approximately $57.8 million for the nine months ended September 30, 2008 and were comprised of real estate taxes from our consolidated real estate properties.  Real estate taxes increased approximately $5.0 million over the prior year as a result of properties acquired or consolidated during 2008.  Our other properties experienced a year over year increase of approximately $5.1 million.

Property Management Fees.  Property management fees for the nine months ended September 30, 2009 were approximately $13.0 million as compared to approximately $12.9 million for the nine months ended September 30, 2008 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees.  Asset management fees for the nine months ended September 30, 2009 were approximately $17.0 million as compared to approximately $20.5 million for the nine months ended September 30, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $3.5 million decrease from the prior year was primarily attributable to a $5.0 million waiver of asset management fees for the nine months ended September 30, 2009 partially offset by an increase in asset management fees due to properties acquired during 2008.  An additional $2.5 million of asset management fees is being waived for the three months ended December 31, 2009.  We can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  As a result of adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and likewise our portfolio of real estate assets, during the nine months ended September 30, 2009, we evaluated our real estate assets for impairment.  As a result of our evaluation, we recorded impairment losses of approximately $200.8 million for the nine months ended September 30, 2009.  We did not have any impairment losses for the nine months ended September 30, 2008.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2009 was approximately $8.8 million as compared to approximately $4.9 million for the nine months ended September 30, 2008 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $3.9 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased cost and expenses that we paid directly that our advisor had previously paid on our behalf.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2009 was approximately $208.1 million as compared to approximately $203.9 million for the nine months ended September 30, 2008 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $4.2 million increase was primarily attributable to an increase of approximately $15.2 million over prior year attributable to properties acquired or consolidated in 2008, partially offset by a decrease at our other properties of approximately $11.0 million, primarily resulting from an acceleration of amortization of lease intangibles during the nine months ended September 30, 2008 related to early lease terminations at Burnett Plaza.

Interest Income.  Interest income for the nine months ended September 30, 2009 was approximately $2.7 million as compared to approximately $4.9 million for the nine months ended September 30, 2008 and was comprised of interest income associated with funds on deposit at banks.  The $2.2 million decrease from the prior year is primarily due to lower interest rates.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt for the nine months ended September 30, 2009 was approximately $4.5 million and was comprised of approximately $3.2 million attributable to the write-off of deferred financing fees related to paying off the term loan under our credit facility and approximately $1.3 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.  We had no loss on early extinguishment of debt for the nine months ended September 30, 2008.

Gain of sale of assets.  There was no gain on sale of assets recognized during the nine months ended September 30, 2009.  Gain on sale of assets for the nine months ended September 30, 2008 was approximately $5.3 million and was comprised of approximately $5.1 million from the sale of our TIC investment in Enclave on the Lake and approximately $0.2 million from the sale of a land easement at our Ashford Perimeter property.

Net loss attributable to noncontrolling interest.  Net loss attributable to noncontrolling interest was approximately $5.7 million for the nine months ended September 30, 2009 as compared to approximately $0.8 million for the nine months ended September 30, 2008 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $4.9 million increase is primarily attributable to the noncontrolling interest holders’ share of impairment losses recognized on a non-wholly owned property that we consolidate.

Discontinued Operations

Income (loss) from discontinued operations.  Income (loss) from discontinued operations for the nine months ended September 30, 2009 was a loss of approximately $6.0 thousand as compared to a loss of approximately $2.5 million for the nine months ended September 30, 2008.  Loss from discontinued operations is comprised of the results of operations from 9100 Mineral Circle disposed of in February 2008, 11 Stanwix Street disposed of in June 2008 and 2383 Utah disposed of in August 2008.  No properties were disposed of during the nine months ended September 30, 2009.

Gain on sale of discontinued operations.  There was no gain on sale of discontinued operations recognized during the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, we recognized a gain of approximately $16.0 million for the sales of 9100 Mineral Circle and 2383 Utah.

Cash Flow Analysis

Nine months ended September 30, 2009 as compared to nine months ended September 30, 2008

Cash flows provided by operating activities totalled approximately $49.8 million for the nine months ended September 30, 2009 compared to $59.2 million for the nine months ended September 30, 2008.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2009 compared to September 30, 2008, including results of our consolidated real estate property operations, interest expense, asset management fees, and general and administrative expense; and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $12.0 million in 2009 compared to approximately $26.4 million in 2008.

Cash flows used in investing activities for the nine months ended September 30, 2009 were approximately $7.3 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $45.7 million and capital expenditures for real estate development of approximately $36.6 million, partially offset by approximately $56.0 million in the change in restricted cash, primarily related to the redemption of our debentures, and approximately $16.0 million in insurance proceeds received.  During the nine months ended September 30, 2008, cash flows used in investing activities were approximately $308.7 million and were primarily comprised of cash used for the purchases of real estate of approximately $233.1 million, approximately $80.0 million in investment in variable rate demand notes, monies used to fund capital expenditures for existing real estate of approximately $36.7 million and capital expenditures for real estate development of approximately $6.7 million, partially offset by approximately $46.8 million in proceeds from sales of assets and discontinued operations.

Cash flows used in financing activities for the nine months ended September 30, 2009 were approximately $187.5 million and were comprised primarily of payments on notes payable, net of proceeds, of approximately $59.2 million, purchase of debentures for cash of approximately $52.9 million, distributions to our stockholders of approximately $48.0 million and redemptions of common stock of approximately $21.7 million.  Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as proceeds from our previous offerings, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets.  For a detailed discussion of how we funded distributions, see “Liquidity and Capital Resources — Distributions” below.  During the nine months ended September 30, 2008, cash flows provided by financing activities were approximately $516.3 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $443.8 million, proceeds from our credit facility of approximately $280.0 million, partially offset by payments on notes payable of approximately $147.5 million and payment of distributions of approximately $50.2 million.

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

•                  Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management uses derivatives in the management of our interest rate exposure.  We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management’s decision-making process.  We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(47,173)	$(19,079)	$(339,117)	$(87,082)
Net loss attributable to noncontrolling interest	171	247	5,669	767

Adjustments:
Real estate depreciation and amortization from consolidated properties	65,431	68,035	208,063	206,269
Real estate depreciation and amortization from unconsolidated properties (1)	1,809	3,819	5,336	12,061
Gain on sale of depreciable real estate (2)	—	(13,779)	—	(21,113)
Noncontrolling interest share of above adjustments(3)	(428)	(505)	(1,687)	(1,632)
Funds from operations (FFO)	$19,810	$38,738	$(121,736)	$109,270

Impairment charges	7,742	—	200,841	—
Fair value adjustments to derivatives	188	—	190	—
Acqusition-related costs	—	—	—	—
Noncontrolling interest share of above adjustments(4)	(12)	—	(4,495)	—
Modified funds from operations (MFFO)	$27,728	$38,738	$74,800	$109,270

Weighted average shares	292,085	245,832	291,517	226,829

MFFO per share	$0.09	$0.16	$0.26	$0.48

(1)          This represents our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

(2)          Reflects the gain on sale of 9100 Mineral Circle (sold in February 2008), Enclave on the Lake (sold in July 2008) and 2383 Utah (sold in August 2008.)

(3)          Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of the real estate depreciation and amortization, an adjustment for the limited partnership unit holders’ proportionate share of the real estate depreciation and amortization and gain on sale of 9100 Mineral Circle, Enclave on the Lake and 2383 Utah.

(4)          Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of asset impairment losses and an adjustment for the limited partnership unit holders’ proportionate share of the asset impairment losses and fair value adjustments to derivatives.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  The amounts presented below include items related to our consolidated properties as well as items that are reflected in our equity in earnings of investments and discontinued operations.

•                  Straight-line rental revenue of approximately $14.6 million and $21.9 million was recognized as a net increase to rental revenue for the nine months ended September 30, 2009 and 2008, respectively;

•                  Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $9.1 million and $10.8 million for the nine months ended September 30, 2009 and 2008, respectively;

•                  Amortization of lease incentives of approximately $1.4 million and $1.2 million was recognized as a decrease to rental revenues for the nine month ended September 30, 2009 and 2008, respectively;

•                  Bad debt expense of approximately $5.2 million and $1.9 million was recognized for the nine months ended September 30, 2009 and 2008, respectively; and

•                  Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $6.5 million and $7.3 million was recognized as interest expense for the nine month periods ended September 30, 2009 and 2008, respectively.

We believe FFO and MFFO are helpful to investors and our management as measures of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO.  FFO or MFFO should not be considered as an alternative to net income (loss), or an indication of our liquidity, and each should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to presentations by other REITs.

Liquidity and Capital Resources

General

Our business requires continued access to adequate cash to fund our liquidity needs.  Our principal demands for funds have been and will continue to be for operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, asset management fees and payment of distributions.  Until the economic picture becomes clearer, our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, management believes that access to any source of cash will be challenging and is planning accordingly.

As of September 30, 2009, we had cash and cash equivalents of $192.5 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements, which we anticipate to be approximately $625 million over the next twelve months based on our current principal demands for funds.  However, we will likely need to generate additional liquidity for long-term liquidity requirements.  Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; asset dispositions; contribution of existing assets to joint ventures; proceeds from additional secured or unsecured debt financings and refinancings; modification of the amount of distributions paid; decreases in the amount of nonessential capital expenditures; and proceeds from public or private issuances of debt or equity securities.  We also intend to utilize retained capital as a result of the partial suspension and funding limit of the share redemption program and the reduction in our distribution rate, which occurred earlier in 2009.

One of our liquidity strategies is to sell certain of our assets, which we expect will help us (1) generate cash through the potential disposition of strategically-identified non-core properties that we believe have equity value above the mortgage debt and (2) preserve cash through the potential disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  However, there can be no assurance that future sales will occur, or, if they occur, that they will help us to achieve these objectives.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved.  Our ability to successfully identify, negotiate and close joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Although we have no debt maturing for the rest of 2009 and minimal debt maturing in 2010 assuming we extend our credit facility for one year as permitted, we continually evaluate our debt maturities.  Part of our overall strategy includes actively addressing our debt maturities in 2011 and considering alternative courses of action if the capital markets continue to be volatile.  Based on our current assessment, we believe there will be refinancing alternatives available, but these alternatives may materially impact our expected financial results due to higher interest rates and additional equity requirements.  However, if refinancing alternatives are not available and we have insufficient liquidity to repay the maturing debt, the related lenders could foreclose on certain of our properties.

Although we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in 2010.  Due to market conditions and our leverage and liquidity positions, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

Notes Payable

At September 30, 2009, we had notes payable of approximately $3.0 billion in principal amount consisting of $2.9 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  At September 30, 2009, the stated interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.79%.  As of September 30, 2009, all of our $3.0 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which is effectively fixed through interest rate swap agreements.

The recent turbulent financial markets and disruption in the banking system have created a severe lack of credit and a rising cost of any available debt.  We have limited risks related to near-term maturities.  At September 30, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  We have no debt maturing in 2009. In 2010 we have approximately $209.5 million, or approximately 7%, of our debt maturing, $150.0 million of which represents the revolving loans under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.4 million, or approximately 18%, of our debt maturing.

If debt financing is not available on acceptable terms and conditions, we may not be able to refinance maturing debt or obtain financing for investments.  Domestic and international financial markets have been experiencing and continue to experience unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies, on acceptable terms and conditions, to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on acceptable terms and conditions, we may find it difficult, costly or impossible to refinance indebtedness upon maturity.  If interest rates are higher when the properties are refinanced, our cash flow from operating activities will be reduced.

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  As of September 30, 2009, we were in default on two loans with a combined outstanding balance of approximately $77.0 million.  We are in discussions with each of the lenders to either restructure the debt in a way that is supported by the underlying asset values of the collateralized properties, Ashford Perimeter and 1650 Arch Street, or to purchase the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  At September 30, 2009, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

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

On June 9, 2009, Behringer OP entered into a first amendment (the “Modification”) to the Credit Agreement.  Among other things, the Modification (1) reduced the total amount of secured borrowings available under the credit facility to $193.0 million, available as revolving loans (subject to increase to $300.0 million upon Lender approval and payment of certain activation fees to the Agent and Lenders), (2) provided for the repayment and retirement of the $200.0 million term loan contained in the original credit facility, (3) reduced the ratio of EBITDA to fixed charges that Behringer OP is required to maintain, (4) allowed Behringer OP to use the acquisition cost of certain properties in calculating “gross asset value” (as defined in the Credit Agreement), (5) allowed Behringer OP to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants, (6) eliminated cross-defaults to non-recourse indebtedness, (7) reduced the required minimum consolidated tangible net worth to $1.2 billion, (8) expanded the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs, and (9) provided for borrowings to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of One BriarLake Plaza, Westway One and Three Eldridge Place (currently under construction) in Houston, Texas; 5 & 15 Wayside in Burlington, Massachusetts; 5104 Eisenhower Boulevard in Tampa, Florida; and Centreport Office Centre in Ft. Worth, Texas.  In addition, the Collateral Pool Properties must always have a borrowing base value of $200.0 million, and must include at least four separate properties. As of September 30, 2009, the Collateral Pool Properties had a value of approximately $297.7 million.  The credit facility will continue to be secured by a perfected first priority lien and security interest in collateral that includes Behringer OP’s interests in certain subsidiaries that directly own our properties, as well as any distributions from Behringer OP’s subsidiaries, and to be guaranteed by Behringer Harvard REIT I, Inc. and our material subsidiaries to the extent permitted under other debt obligations.

The credit facility matures on December 11, 2010. It may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the credit facility in effect on the original maturity date.  Availability under the Modification is limited, during the initial term, to the lesser of (a) 60% of the aggregate appraised value of the Collateral Pool Properties (during the initial term), or 57.5% of that aggregate appraised value (during the extension term), or

(b) the amount of debt that the Collateral Pool Properties could support under a debt service coverage test, determined in the manner provided in the Modification, based on a debt service coverage ratio of 1.30 during the initial term or 1.40 during the extension term (the “Borrowing Base Availability”).  Until Three Eldridge Place is completed and becomes stabilized, its contribution to the borrowing base will be equal to Behringer OP’s cash incurred costs, subject to a limit of 25% of the aggregate borrowing base value of all Collateral Pool Properties.

Pursuant to the Modification, loans under the credit facility bear interest at an annual rate that is equal to either (1) 0.5% per annum over the “base rate” (calculated as the greater of (i) the Agent’s “prime rate” or (ii) 0.5% above the Federal Funds Effective Rate) or (2) LIBOR plus 2.75%, the latter of which was applicable following the closing of the Modification and equaled 3.02%.  Previously, the interest rate applicable to loans under the credit facility could vary based on Behringer OP’s ratio of consolidated total indebtedness to gross asset value and prior to the closing was LIBOR plus 1.80%, which equaled 2.12%.  Behringer OP has the right to prepay the outstanding amount of the loans, in whole or in part, at any time without penalty, provided that any partial payment is in a minimum amount of $1.0 million.  Certain mandatory prepayments may be required in the event of a casualty or condemnation of a Collateral Pool Property, or if the outstanding balance of the loans exceeds the Borrowing Base Availability.

As of September 30, 2009 there was approximately $150.0 million outstanding under the revolving loans and we had approximately $22.0 million of additional borrowings available under the revolving loans.  As of September 30, 2009, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

Share Redemption Program

On March 24, 2009, our board of directors suspended, until further notice, redemptions under our share redemption program, other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility subject to the limits set forth in our share redemption program.  For the nine months ended September 30, 2009, we redeemed approximately 2.2 million shares for approximately $21.7 million.  On November 12, 2009, until further notice, our board of directors elected to set a funding limit of $10 million for exceptional redemptions considered during 2010 proportional to each redemption period. Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

The total distributions paid to common stockholders for the nine months ended September 30, 2009 and 2008 were approximately $102.0 million and $105.1 million, respectively.  Of the distributions paid to common stockholders for the nine months ended September 30, 2009 and 2008, approximately $54.2 million and $55.9 million, respectively, were reinvested in shares of our common stock pursuant to our distribution reinvestment plan (“DRP”).  We thus used “net” cash of approximately $47.8 million and $49.2 million to fund the distributions for these periods.  For the nine months ended September 30, 2009 and 2008, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million and $0.2 million, respectively.  For the nine months ended September 30, 2009 and 2008, cash flow provided by operating activities was approximately $49.8 million and $59.2 million, respectively.  For the nine months ended September 30, 2009 and 2008, cash flow provided by operating activities exceeded “net” cash distributions paid to common stockholders by approximately $2.0 million and $10.0 million, respectively.

The following are the distributions paid and declared to our common stockholders during the nine months ended September 30, 2009 and 2008 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2009
1st Quarter	$21,038	$25,311	$46,349	$46,533	$0.160
2nd Quarter	15,033	16,873	31,906	23,742	0.081
3rd Quarter	11,692	12,041	23,733	23,748	0.081
Total	$47,763	$54,225	$101,988	$94,023	$0.322

2008
1st Quarter	$15,451	$17,098	$32,549	$33,100	$0.157
2nd Quarter	16,335	18,436	34,771	35,212	0.157
3rd Quarter	17,410	20,367	37,777	39,521	0.160
Total	$49,196	$55,901	$105,097	$107,833	$0.474

(1)          Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the second and third quarter of 2009 of $0.0271 and a declared daily distribution rate for the first quarter of 2009 of $0.0017808 and a declared daily distribution rate for January through August 2008 of $0.0017260 and for September 2008 of $0.0017808.

Operating performance cannot be accurately predicted due to numerous factors including our ability to invest capital at favorable yields, the financial performance of our investments in the current uncertain real estate environment, and the types and mix of investments in our portfolio. As a result, future distributions paid and declared may exceed cash flows from operating activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively fix the interest rate portion of our variable rate debt.

Of our approximately $3.0 billion in notes payable at September 30, 2009, approximately $150.0 million represented debt bearing interest at variable rates, but which has interest rate swap agreements hedging against rises in interest costs.  As a result of the interest rate swap agreements, the $150.0 million revolving loans effectively bear interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $1.3 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $1.8 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the

Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.               Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.            Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended June 30, 2009:

Until we generate sufficient cash flow from operating activities to cover distributions to our stockholders, we may make distributions from other sources, which may negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  In addition, to the extent we have significant capital requirements for our properties, our ability to make distributions may be negatively impacted. If cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities.  Because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have been required to pay in distributions has been less than cash flow from operating activities.  However, if the level of participation in our DRP changes, the net cash required to fund distributions may exceed cash flow from operating activities.  In addition, from time to time, our advisor and its affiliates may agree, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our current share redemption program, as approved by our board of directors, limits the amount of shares that may be redeemed in any given twelve-month period and the price at which the shares may be redeemed.  Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, stockholders generally must have held their shares for a period of one year prior to submitting a redemption request.  Finally, our board of directors, in its sole discretion, may amend, suspend or terminate our share redemption program at any time it determines that doing so is in our best interest, or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the program are needed for other purposes.  On March 24, 2009, our board suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care, therefore reducing the potential liquidity of a stockholder’s investment.  Further, on November 12, 2009, our board limited the funds that we may use to redeem shares to $10 million for these types of redemptions considered during 2010 proportional to each redemption period.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets have undergone pervasive and fundamental disruptions.  This volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in the weakening of the U.S. and global economies.  Our business has been and may continue to be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets.  These conditions, or similar conditions existing in the future, may have the following consequences:

•                                          the financial condition of our tenants, many of which are financial, legal and other professional firms, has been and may continue to be adversely affected, which may result in us having to increase tenant concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•                                          significant job losses in the financial and professional services industries may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•                                          our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•                                          reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•                                          the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, further deterioration in market rates for such investments or other factors; and

•                                          one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions or that the amount of distributions will increase over time.  If the conditions continue, our board may determine to reduce our current distribution rate or suspend distributions altogether in order to conserve cash.

Disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms.

The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  As of September 30, 2009, all of our $3.0 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which is effectively fixed through interest rate swap agreements.  As of result, the potential impact to us will occur upon refinancing, extension of existing indebtedness or new financing.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, it may be difficult for us to refinance our debt coming due in late 2011 related to our credit facility and a significant portion of our Chicago portfolio.

Our indebtedness adversely affects our financial health and operating flexibility.

At September 30, 2009, we had notes payable of approximately $3.0 billion in principal amount consisting of $2.9 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  As a result of this indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties.  In addition, we may not generate sufficient cash flow after debt service to continue paying distributions in the near term or at all.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

•                                          limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•                                          limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a portion of these funds to service our debt;

•                                          increasing our vulnerability to general adverse economic and industry conditions;

•                                          limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation;

•                                          limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•                                          limiting our ability or increasing the costs to refinance our indebtedness.

We may not be able to refinance or repay our indebtedness.

We have debt that we may not be able to refinance or repay. At September 30, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  We have no debt maturing in 2009. In 2010 we have approximately $209.5 million, or approximately 7%, of our debt maturing, $150.0 million of which represents the revolving loans under our credit facility which matures in December 2010 and can be extended for one year.  In 2011, we have approximately $542.4 million, or approximately 18%, of our debt maturing.  Due to (1) potentially reduced values of our investments, (2) our debt level, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our current debt on acceptable terms or at all.  Our indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.

We may not have the cash necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default that could potentially allow lenders to accelerate that debt.  If our debt is accelerated, our assets may not be sufficient to repay the debt in full, and our available cash flow may not be adequate to maintain our current operations.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability of fund our ongoing operations from our operating cash flows.

We may not be able to raise capital to repay debt or finance our operations.

We are evaluating various ways to raise capital, including through the sale of our assets or equity offerings.  There can be no assurance that any of these activities will be successful.  The deteriorating economic climate negatively affects the value of our investment properties and therefore reduces our ability to sell these properties on acceptable terms even if Behringer Advisors believes that doing so would be in our best interest.  Our ability to sell our properties is also negatively affected by the weakness of the credit markets, which increases the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate.  Finally, our current financial difficulties may encourage potential purchasers to offer less attractive terms for our properties.  These conditions also negatively affect our ability to raise capital through other means, including through the sale of equity interests.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  For the first three quarters of 2009, our board of directors voted to accept all redemption requests submitted from stockholders whose requests were made on circumstances of death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  However, in March 2009, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

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

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period as set forth in the Fourth Amended and Restated Share Redemption Program adopted by our board on November 12, 2009.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

On November 12, 2009, until further notice, our board of directors elected to set a funding limit of $10 million for exceptional redemptions considered during 2010 proportional to each redemption period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  The information set forth above with respect to the redemption program does not purport to be complete in scope and is qualified in its entirety by the full text of the Fourth Amended and Restated Share Redemption Program, which is filed as Exhibit 99.1 hereto and is incorporated into this report by reference.

During the quarter ended September 30, 2009, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 2009	—	$—	—		(1)
August 2009	732,961	$9.61	732,961		(1)
September 2009	—	$—	—		(1)

(1)          A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.               Defaults upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

None.

Item 5.               Other Information.

Distributions

On November 12, 2009, our board of directors authorized distributions payable to the stockholders of record on each of November 30 and December 31, 2009.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  The declared distribution equals a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% on a purchase price of $10.00 per share.  A portion of the distribution may constitute return of capital for tax purposes.  There is no assurance that distributions will continue or at any particular rate.

Adoption of Second Amended and Restated Distribution Reinvestment Plan

On November 12, 2009, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  The Amended DRP clarifies the prices at which participants may invest in additional shares of our common stock.  Until the estimated value per share determined in accordance with our Policy for Estimation of Common Stock

Value, as amended from time to time, (the “Valuation Policy”) is not based solely on the offering price of shares of our common stock, participants may invest their distributions in shares of our common stock at a price equal to 95% of the most recently disclosed estimated value per share as determined in accordance with our Valuation Policy.  After such time that we have disclosed an estimated per share value that is not based solely on the offering price of securities in such offering, then participants may reinvest their distributions in shares of our common stock at a price equal to 100% of the most recently disclosed estimated value per share. In each case, the price will be reduced by the aggregate distributions per share of any net sales proceeds from the sale of one or more of our assets, or other special distributions so designated by our board, distributed to stockholders after the estimated value was determined.

Further, under the Amended DRP, we may provide notice to participants by filing a Form 8-K or by including the notice within any of our annual or quarterly reports filed with the SEC.  In all other material respects, the terms of our previous distribution reinvestment plan remain unchanged.  The information set forth above with respect to the Amended DRP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended DRP, which is filed as Exhibit 4.1 hereto and is incorporated into this report by reference.

Reimbursement Agreement

On November 12, 2009, we entered into a reimbursement agreement with Behringer Harvard Holdings, LLC, our sponsor, and Robert M. Behringer, our director and chairman of the board.  We have agreed to reimburse Behringer Harvard Holdings, LLC and Mr. Behringer for amounts and costs incurred in connection with the guaranty of certain obligations under the loan agreement for our Minnesota Center property.

The information set forth above with respect to the reimbursement agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the agreement, which is filed as Exhibit 10.2 hereto and is incorporated into this report by reference.

Renewal of Fifth Amended and Restated Advisory Management Agreement

On November 12, 2009, we renewed the Fifth Amended and Restated Advisory Management Agreement, as amended (the “Advisory Agreement”), between us and Behringer Advisors.  The renewed Advisory Agreement is effective through November 12, 2010; however, either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice.  The terms of the Advisory Agreement remain unchanged.

2010 Annual Meeting

We currently expect to hold the 2010 Annual Meeting of Stockholders in June 2010.  In our proxy statement relating to our 2009 Annual Meeting of Stockholders, we disclosed the deadlines by which stockholders must notify us of any proposals to be included in the proxy materials distributed by us for the 2010 Annual Meeting.

Because the expected date of the 2010 Annual Meeting is more than 30 days from the anniversary of our 2009 Annual Meeting, we have set a new deadline for the receipt of stockholder proposals submitted in accordance with Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2010 Annual Meeting. In order to be considered timely, such proposals must be received by our Secretary no later than December 31, 2009.

In addition, nominations by stockholders of candidates for director or proposals of other business by stockholders not intended to be included in our proxy materials must be submitted in accordance with our bylaws.  Our bylaws currently provide that, in order for a stockholder to bring any business or nominations before the 2010 Annual Meeting, certain conditions set forth in Section 2.13 of our bylaws must be complied with, including, but not limited to, delivery of notice not earlier than 120 days prior to the date of the mailing of the notice for the 2010 Annual Meeting and not later than the close of business on the later of the 90th day prior to the date of mailing of the notice for the 2010 Annual Meeting or the 10th day following the day on which disclosure of the date of mailing of the notice for the 2010 Annual Meeting is first made.  Accordingly, under our current bylaws, a stockholder nomination or proposal intended to be considered at the 2010 Annual Meeting must be received by us no earlier than December 31, 2009 and not later than January 30, 2010.  Our Secretary will provide a copy of our bylaws upon written request and without charge.

Item 6.               Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: November 13, 2009	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on August 1, 2008)

3.2	Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registration Statement on Form S-11 filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (filed herewith)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Letter Agreement, dated October 29, 2009 between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding waiver of asset management fees (previously filed and incorporated by reference to Form 8-K filed on October 30, 2009)

10.2	Reimbursement Agreement, dated November 12, 2009, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

99.1	Fourth Amended and Restated Share Redemption Program, effective as of November 12, 2009 (filed herewith)

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