Form 10-K
period 2009-12-31
BEHRINGER HARVARD REIT I INC
filed 2010-03-18
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

While there is no established market for the registrant’s shares of common stock, the registrant has completed a second follow-on offering of its shares of common stock pursuant to a registration statement on Form S-11. In each of its primary offerings, the registrant has sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 291,747,541.

As of March 1, 2010, the registrant had 293,038,022 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2010, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.

FORM 10-K

Year Ended December 31, 2009

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our increasing vacancy rates and our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans to support the underlying asset values, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•                                          market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•                                          the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business;

•                                          the availability of cash flow from operating activities for distributions and capital expenditures;

•                                          a decrease in the level of participation under our distribution reinvestment plan;

•                                          our level of debt and the terms and limitations imposed on us by our debt agreements;

•                                          the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•                                          the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

•                                          future increases in interest rates;

•                                          our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise;

•                                          impairment charges;

•                                          our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•                                          conflicts of interest arising out of our relationships with our advisor and its affiliates;

•                                          changes in the level of financial assistance or support provided by our sponsor or its affiliates;

•                                          unfavorable changes in laws or regulations impacting our business or our assets; and

•                                          factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.                                                           Business.

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We operate institutional quality real estate.  We completed our first property acquisition in October 2003 and, as of December 31, 2009, we owned interests in 73 office properties located in 23 states and the District of Columbia.  The properties include 72 operating properties with office space that is currently approximately 86% leased to tenants and one property, the initial development of which was completed in November 2009 but is currently unleased and not yet operational.  For the year ended December 31, 2009, approximately 46% of our net operating income which represents property revenues less property related expenses is derived from properties located in the metro areas of Chicago, Philadelphia and Houston.

We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company that was organized in June 2007.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Advisors LP, a Texas limited partnership, which was merged into Behringer Advisors solely to change the type of entity.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP (“Behringer OP”), a Texas limited partnership organized in 2002.  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our direct and indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners holding substantially all of Behringer OP.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1605.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

Our common stock is not currently listed on a national exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets prior to 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

Investment Objectives

Our investment objectives are:

•                       to preserve, protect and return stockholders’ capital contributions;

•                       to maximize cash distributions paid to stockholders;

•                       to realize growth in the value of our investments upon the ultimate sale of these investments; and

•                       to list our shares for trading on a national securities exchange or, if we do not list our shares by 2017, to make an orderly disposition of our assets and distribute the cash to our stockholders, unless a majority of our directors, including a majority of our independent directors, extends this date.

Operational and Investment Policies

We operate institutional quality real estate.  In particular, we have focused on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants.  We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  Our management and members of our board of directors have extensive experience in investing in numerous types of properties.  Thus, in addition to office properties, we also may acquire institutional quality industrial, retail, hospitality, multifamily and other real properties, including existing or newly constructed properties or properties under development or construction, based on our view of existing market conditions.  We also may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common (“TIC”) interests, including those previously issued by programs sponsored by Behringer Harvard Holdings or its affiliates, or in entities that make investments similar to the foregoing.  Although all of our investments to date have been located in the United States, we also may invest in real estate assets located outside the United States.  Our investment strategy is intended to provide stockholders with a geographically diversified portfolio of real estate assets.

We have made our real estate investments in fee title or a long-term leasehold estate through Behringer OP or indirectly through limited liability companies or limited partnerships or through investments in joint ventures, co-tenancies or other co-ownership arrangements.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2009, we have borrowed approximately 58% of the aggregate value of our assets.  These percentage amounts would increase if we use any unencumbered real estate assets to secure additional borrowings or borrow additional amounts on currently encumbered assets.  Our board of directors must review our aggregate borrowings at least quarterly.

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  We currently intend to make distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so.  Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  The board’s decisions also are influenced in substantial part by the requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended (the “Code”).

Distributions are paid to stockholders as of the monthly record dates selected by our board of directors.  There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per share Purchase Price*
4th Qtr. 2003	$0.1764376 per share	7.0%
Fiscal Year 2004	$0.6999970 per share	7.0%
Fiscal Year 2005	$0.6999970 per share	7.0%
Fiscal Year 2006	$0.6999970 per share	7.0%
Fiscal Year 2007	$0.6706516 per share	6.7%
Fiscal Year 2008	$0.6384016 per share	6.4%
Fiscal Year 2009	$0.4041720 per share	4.0%
1st Qtr. 2010	$0.0813000 per share	3.3%

* The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the percentage noted, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share or acquired in connection with our 10% stock dividend. The annualized percentage return assumes the shares were held since January 1 of the stated year.

Public Offerings

We have completed three primary public offerings of our common stock.  On January 5, 2009, we commenced a public offering of up to 60,000,000 shares of common stock currently offered at a price of $9.50 per share under our Distribution Reinvestment Plan, or “DRP” pursuant to a Registration Statement on Form S-3 filed under the Securities Act.

We are offering shares under our DRP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  As of December 31, 2009, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2009, we had 292,493,778 shares of our common stock outstanding, which includes 275,038,644 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 18,765,847 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, offset by 6,853,715 shares redeemed.  Net proceeds for the shares outstanding after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $2.6 billion.

Tax Status

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.  As of December 31, 2009, and the date of this filing, we believe we are in compliance with all applicable REIT requirements.

We elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes for the tax year ended December 31, 2008.  IPC (US), Inc. is our indirect subsidiary that we acquired December 12, 2007 as part of our acquisition of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”).

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for highly creditworthy tenants is intense, and we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the disposal, or which may result in our not being able to dispose of such properties due to the lack of an acceptable return.  Further, if we were in a position to acquire properties, we compete with other buyers who are interested in properties we may acquire, which may result in an increase in the amount that we pay for such properties or may result in us ultimately not being able to acquire such properties.  Some of our competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Regulations

Our investments and operations are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our capital expenditures, earnings or competitive position, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties.

Employees

We have no employees.  The employees of Behringer Advisors and other affiliates of Behringer Harvard Holdings manage our business and perform a full range of services for us, including acquisitions/dispositions, property management, capital markets, accounting, legal, asset management, investor relations and other general and administrative responsibilities.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the services listed above.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, operating, acquiring, developing, investing in and disposing of real estate assets.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC a registration statement in connection with our current DRP offering.  Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

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

Risks Related to Our Business in General

Recent market disruptions will likely adversely impact most aspects of our operating results and operating condition.

The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  Our business will likely be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession.  Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards.  These conditions have and may continue to materially affect the value of our investment properties, and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.  These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.  Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

•                                          the financial condition of our tenants, many of which are financial, legal and other professional firms, may be adversely affected, which result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which results in a decrease in our occupancy levels;

•                                          a continuing increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•                                          significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•                                          credit spreads for major sources of capital may continue to widen as stockholders demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•                                          our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

•                                          a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt, including our debt coming due in late 2011 related to our credit facility, assuming its one-year extension in December 2010, and a significant portion of our Chicago portfolio;

•                                          the value of certain of our properties has likely decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•                                          the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors; and

•                                          one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions.  If the conditions continue, our board may further reduce or cease our distributions in order to conserve cash.

Unless we generate sufficient cash flow from operating activities to cover distributions to our stockholders and capital requirements of our properties, we will make distributions from other sources, including cash on hand, which may negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities, but because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have historically been required to pay in distributions has been less than cash flow from operating activities.  However, cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties.  For example, in 2009, our properties required approximately $68.5 million for capital expenditures (excluding real estate under development) and the net cash required to fund distributions was approximately $60.2 million, but our cash flow from operating activities was only $63.0 million.   As a result, a portion of the net cash required for distributions and capital expenditures was funded from cash on hand, which includes proceeds from our final offering.

If the level of participation in our DRP decreases, the net cash required to fund distributions may exceed cash flow from operating activities before funding any of the capital requirements of our properties.  Further, if cash flow from operating activities continues to be insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties, a portion of distributions will continue to be funded with cash on hand or from other sources, and the level of our distributions may not be sustainable.  For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates have agreed, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  To the extent distributions exceed net cash or cash flow generated by operations or financing activities, the level of distributions may not be sustainable and our board of directors could further reduce or eliminate distributions.

The current offering price of shares under our DRP likely exceeds the price at which we will offer shares under the DRP following an estimation of value of our shares of common stock.

We intend to conduct a valuation of our shares of common stock in accordance with our valuation policy and determine the estimated value as of June 30, 2010.  After determining the per share estimated value, the purchase price of the shares of common stock offered under our DRP will be equal to the per share estimated value.  Due to the continuing impact of the disruptions in the financial and real estate markets on the values of our investments, we expect that the estimated value per share of our common stock when determined will be less than $9.50 per share.

If participation in the DRP decreases, our capital would be constrained and we would have to use a greater proportion of our cash on hand, cash flow from operations, or investing or financing activities to meet our general cash requirements.

The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us.  To the extent that a material number of DRP participants choose to terminate or reduce their level of participation, our capital would be further constrained, and we would have to use a greater proportion of our cash on hand, cash flow from operations, or investing or financing activities to meet our general cash requirements, which would reduce cash available for distributions and could result in our board of directors further reducing or ceasing distributions.

If participation in the DRP decreases, we may not have sufficient funds available to redeem all shares submitted for redemption pursuant to the share redemption program, and we may not be able to redeem shares.

We redeem shares under our share redemption program but subject to some important restrictions and limitations.  For example, the funds used for redemption during any period may not exceed the amount of gross proceeds generated from the sale of shares through the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  In addition, our board may, from time to time, in its sole discretion, further limit the funds that we use to redeem shares.  We cannot predict with any certainty how much, if any, DRP proceeds will be available to fund redemptions under our share redemption program.  If participation in the DRP decreases and fewer proceeds are generated from DRP sales, then our ability to redeem shares under our share redemption program will be further limited and we may not be able to redeem shares submitted to us for redemption.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

On March 24, 2009, our board suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care, therefore reducing the potential liquidity of a stockholder’s investment.  Further, on November 12, 2009, our board limited the funds that we may use to redeem shares to $10 million for 2010 proportional to each redemption period.  Our board of directors, in its sole discretion, may amend, suspend or terminate our share redemption program at any time it determines that doing so is in our best interest, or may further reduce or limit the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the program are needed for other purposes.  There is no assurance that the program will remain in place, and it could be further limited.

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We are permitted to acquire, and historically have acquired, real properties and other real estate-related investments by assuming either existing financing secured by the asset or by borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our charter imposes limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment.  Further, we may exceed the limits set forth in our charter if approved by a majority of our independent directors.

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets, which is defined as our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets, unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.

We do not borrow money secured by a particular real property unless we, at the time of the borrowing, believe the property’s future projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  Principal and interest payments reduce cash that would otherwise be available for other purposes.  Further, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  We have experienced defaults resulting in our having to transfer properties to the respective lenders, and may be required to do so again if our loans do not support the underlying asset values.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We also may provide full or partial guarantees to lenders of mortgage debt to our indirect subsidiaries that own our properties.  If we guarantee debt on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

As a result of our substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other purposes.  In addition, we may not generate sufficient cash flow after debt service to, among other things, fund capital expenditures or continue paying distributions in the near term or at all.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

•                                          limiting our ability to borrow additional amounts for, among other things, working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•                                          limiting our ability to use operating cash flow in other areas of our business or to pay distributions.  Our credit facility, for example, restricts us from paying distributions if the aggregate distributions paid or declared during a period of four consecutive quarters exceeds 95% of our funds from operations, during that period, and restricts us from paying any distributions, other than as required to maintain our REIT qualification, or any advisory fees if an event of default has occurred and is continuing.  Funds from operations, as defined in the credit facility agreement, is equal to net income (or loss), computed in accordance with GAAP, excluding gains (or losses) from extraordinary items or non-recurring gains or losses (but including gains or losses on sales of real estate in the ordinary course of business, e.g. build to suits), plus depreciation and amortization,  plus acquisition expenses required to be expensed beginning in January 2009, plus asset management fees that are subordinate to the obligations, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be recalculated to reflect funds from operations on the same basis;

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

We may not be able to refinance or repay our existing indebtedness.  At December 31, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $209.2 million, or approximately 7%, of our December 31, 2009 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which matures in December 2010 and can be extended for one year.  Approximately $542.3 million, or approximately 18%, of our December 31, 2009 outstanding debt matures in 2011.  Due to (1) potentially reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) limited access to commercial real estate mortgages in the current market and (5) material changes in lending parameters, including lower loan-to-value ratios, we face significant challenges refinancing our current debt on acceptable terms or at all.

Further, we may not have the funds necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount.  In situations where we have been unable to restructure the debt or to purchase or pay off the debt at a discount, we have transferred the underlying property to the lender.  We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt or foreclosing on the related property.  If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability of fund our ongoing operations from our operating cash flows and, among other things, our ability to pay distributions.

We may not be able to raise capital to repay debt or finance our operations.

We are evaluating various options to raise capital, including through the sale of certain of our assets or interests in assets or equity offerings.  There can be no assurance that any of these options will be successful.  If we sell assets, it will likely have the effect of reduced cash flow from operating activities.  Further, if we decide to raise capital by offering shares of common or preferred stock, or any other securities that are convertible into, exercisable or exchangeable for our capital stock, the issuance would have the effect of diluting the proportionate equity interest and voting power of our existing stockholders.

The economic climate generally and property specific issues, such as vacancies and lease terminations have negatively affected the value of our investment properties and therefore reduces our ability to sell these properties on acceptable terms even if Behringer Advisors believes that doing so would be in our best interest.  Our ability to sell our properties is also negatively affected by the weakness of the credit markets, which increases the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate.  Finally, the current economic environment may encourage potential purchasers to offer less attractive terms for our properties.  These conditions also negatively affect our ability to raise capital through other means, including through the sale of equity either in the form of common or preferred stock.

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

We anticipate providing our stockholders with a liquidity event by, for example, listing our common stock on a national securities exchange or selling our assets and distributing the proceeds to our stockholders.  Our board is not required to consider the process of listing or liquidation prior to February 2013, subject to then prevailing market conditions.  Market conditions and other factors could cause us to delay a liquidity event beyond this period and to defer a stockholder vote or any liquidation event indefinitely.  Therefore, if we delay a liquidity event or are not successful in implementing our exit strategy, your shares will continue to be illiquid.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders may be reduced, and we could incur other significant costs associated with being self-managed.

At some point in the future, we may consider internalizing the functions performed for us by our advisor and property manager.  The method by which we could internalize these functions could take many forms, although the method or cost of internalizing cannot be determined or estimated at this time.  If we acquired our advisor and property manager as part of an internalization, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  For example, we could acquire the advisor and property manager through a merger in which we issue shares of our common stock for all of the outstanding common stock or assets of these entities.  Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction.  Further, issuing promissory notes could reduce our net income, cash flow from operations and our ability to make distributions to you particularly if internalizing these functions does not produce cost savings.   There is no assurance that internalizing our management functions would ultimately prove beneficial to us and our stockholders.  For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates.  In addition, we may not be able to effect an internalization plan that enables us to retain all of the employees of our advisor or property manager or to maintain a relationship with our sponsor.  Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation.  Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would, among other things, reduce the amount of funds available for us to invest in real estate or to pay distributions.

Your percentage interest in Behringer Harvard REIT I will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock, of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 17,500,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without obtaining stockholder approval.  Shares may be issued in the discretion of our board of directors.  The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our property management company, or their affiliates, (6) issue shares to our advisor, HPT Management or their successors or assigns, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer OP.  In addition, the partnership agreement for Behringer OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into, or cause the exchange or conversion of their interest for interests of, Behringer OP.  Because the limited partnership interests of Behringer OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders.   Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.  Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the FDIC generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to distribute or invest.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

We completed our last primary offering of shares in December 2008 and are only offering shares through our DRP.   Unless we sell additional equity, our ability to fund future property capital needs, such as tenant improvements, leasing commissions and capital expenditures, will depend on our ability to borrow, sell assets or interests in assets or to generate additional cash flows from operations.  We establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of reserves in excess of our established capital reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that additional funding will be available to us for potential capital needs in the future.  If we do not have sufficient reserves or generate sufficient cash from operations to fund capital improvements throughout the life of the investment in a property, we may be required to defer necessary improvements to the property which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property.  If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations and ability to pay distributions may be negatively impacted.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have financed, and may continue to finance, our property acquisitions or any re-financings using interest-only mortgage indebtedness.  During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan.  The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will reduce the funds available for, among other things, distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money that bears interest at variable rates.  To date, we have effectively converted our variable rate debt into fixed rate debt through the use of swap agreements.  If these swap agreements cease to be effective, we will be exposed to increases in costs in a rising interest rate environment.  Increased payments will reduce the funds available for other needs, including, among other things, distributions to our stockholders because cash otherwise available for distribution will be required to pay increased interest costs.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments.  Derivative financial instruments may be costly and ineffective and may reduce the overall returns on your investment.

From time to time we may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.  There is no assurance that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

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

Our financial condition could be adversely affected by financial covenants under our credit facility.

Our credit facility agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit facility agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder and the failure to comply with our financial and operating covenants. These covenants could limit our ability to obtain additional funds needed to address liquidity needs or pursue growth opportunities or transactions that would provide substantial return to our stockholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit facility agreement, which could have a material adverse effect on our financial condition.

Violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit facility agreement all of which would have a material adverse effect on our results of operations and financial condition.

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

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of acquiring and owning real estate assets or real estate-related assets. We rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries, as well as other exemptions or exclusions.  The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption.  Mortgaged-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

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

Many of our acquisitions of TIC interests were structured to qualify for like-kind exchange treatment under Section 1031 of the Code and we, through our affiliates, may enter into Section 1031 TIC transactions in the future.  These transactions, referred to herein as “Section 1031 TIC Transactions,” are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code, including single member limited liability companies or similar entities (referred to as “Behringer Harvard Exchange Entities”).  We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions.  Specifically, at the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing:  (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which TIC interests are to be sold; or (3) we will provide security for the guarantee of such bridge loans.

Although our participation in Section 1031 TIC Transactions has certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause these transactions not to achieve their intended purpose.  Furthermore, the Internal Revenue Service, or “IRS,” may determine that the sale of TIC interests is a “prohibited transaction” under the Code, which would cause all of the gain, if any, we realize from the sale to be taxed with none of the gain available for distribution to our stockholders.  The IRS also may audit the purchasers of TIC interests and successfully challenge the qualification of the transaction as a like-kind exchange.  In certain Section 1031 TIC Transactions, we could receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 participants because of our affiliation with sponsors of these transactions.  We also may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 participants in connection with Section 1031 TIC Transactions in which we directly sell TIC interests.  In addition, as a seller of TIC interests, we would be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 participants relating to the respective Section 1031 TIC Transaction.  Any alleged failure by us to comply with these requirements could expose us to risks of litigation and could require us to expend funds defending claims brought against us.

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

•                                          ability to collect rent from tenants;

•                                          increasing vacancy rates or inability to rent space on favorable terms;

•              changes in interest rates and availability of permanent mortgage funds, that may render the sale of a property difficult or unattractive;

•              the illiquidity of real estate investments generally;

•              changes in tax, real estate, environmental and zoning laws; and

•              periods of high interest rates and tight money supply.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our lenders.  Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the local economies where our properties are located, including:

•              poor economic conditions may result in defaults by tenants of our properties;

•              job transfers and layoffs may cause tenants vacancies to increase; and

•              increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2009, approximately 46% of our net operating income, which represents property revenues less property related expenses, was derived from properties located in the metropolitan areas of Chicago, Philadelphia and Houston. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenues.

We may be unable to secure funds for future tenant improvements.

We may be required to expend substantial funds to improve or refurbish leasable space either to maintain existing tenants or to attract new tenants.  Although we have established reserves for capital improvements, these reserves may not be sufficient which would require us to seek funds from other sources.  We cannot assure you that sufficient financing will be available or, if available, will be available on terms acceptable to us, if at all.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available to use for tenant improvements.  Additional borrowing for capital improvements will increase our interest expense.  Failure to make these improvements could have a material adverse effect on the value of the impacted properties and the revenues generated by those properties.

We may be unable to sell a property on acceptable terms and conditions, if at all.

We intend to hold our real properties and other investments until our board decides that a sale or other disposition is consistent with our investment objectives or until it appears that these objectives will not be met.  Otherwise, Behringer Advisors, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange by 2017, unless a majority of the board of directors, including a majority of the independent directors, approve otherwise.  We may not be able to sell a property or properties even if Behringer Advisors believes doing so would be in our best interest.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly.  As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms, if at all, thereby delaying our ability to sell our real estate investments. In addition, the capitalization rates at which properties may be sold have generally risen since our acquisition of the properties, thereby reducing our potential proceeds from sale.  Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Code limits our ability to sell properties that we have held for fewer than two years without resulting in adverse consequences to our stockholders.

Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership may have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Code applicable to REITs to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties may prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions may cause the tenants in any properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages.  An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

We may, from time to time, develop and construct new properties or redevelop existing properties.  In doing so, we will be subject to the risks and uncertainties associated with construction and development including the environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we are subject to normal lease-up risks relating to newly constructed projects, such as Three Eldridge Place, or re-developed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

Substantially all of our investments are focused on institutional quality office properties.  As a result, we are subject to risks inherent in investing in a single type of property.  The impact of a downturn in demand for institutional quality office properties is likely more pronounced than if we had more fully diversified our investments.

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

Affiliates of Behringer Advisors have formed and organized a number of TIC real estate projects.  Some of these projects have not met the distribution levels or the leasing and operational thresholds projected by Behringer Harvard Holdings and its affiliates.  Specifically, several TIC investment programs have not benefited from expected leasing improvements.  Behringer Harvard Holdings has provided support for some of these programs in the form of master leases and other payments.  If projections related to our investments are inaccurate, we may pay too much for an investment and our return on our investment could suffer.

Some of our properties are concentrated in regions that are particularly susceptible to natural disasters.

A number of our properties are located in geographical areas, such as Florida, Louisiana and Texas, that are regularly impacted by severe storms, hurricanes, and flooding.   In addition, according to some experts, global climate change could result in heightened hurricane activity in the Gulf of Mexico, thus further impacting these geographical areas.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Further, several of these properties are located near the coast and are exposed to more severe weather than our properties located inland.  Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at these properties.

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

Environmental laws and regulations also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures by us.  Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Third parties may seek recovery from owners of real properties for personal injury or property damage associated with exposure to released hazardous substances.  Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us.   For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions.  Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management.  We are not aware of any such existing requirements that we believe will have a material impact on our current operations.  However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

We may, from time to time, sell a property or other asset by providing financing to the purchaser.  There are no limits on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price.  The terms of payment to us will be affected by custom in the area where the property being sold is located and then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.

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

•              determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the advisor is reimbursed by us for the related salaries and benefits;

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

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor and our property manager.  These entities represent a substantial part of Behringer Harvard Holdings’ business.  Although we believe that Behringer Harvard Holdings currently has adequate working capital, from both funds on hand and borrowing capacity, to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could materially disrupt our business.  Further, given the non-compete agreements in place with Behringer Harvard Holdings’ employees and the non-solicitation agreements we have with our advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.

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

Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed income securities such as preferred and debt securities, and to a lesser extent distribution paying common stock.  Generally, when market interest rates rise, the market value of these securities declines, and vice versa.  In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing.  As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment.  On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities.  As a result, repurchases decrease, thereby extending the average maturity of the securities.  We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives.  Failure to manage these risks could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions.

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

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.  We cannot assure you that we will satisfy the REIT requirements in the future because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control.  In addition, we currently hold certain of our properties through a subsidiary that has elected to be taxed as a REIT and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fails to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

If we fail to qualify as a REIT for any taxable year, then unless certain relief provisions apply, we will face serious tax consequences that will substantially reduce the funds available for payment of distributions for each of the years involved because:

•                                          we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•                                          we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•                                          we would become subject to additional state income tax provisions and owe greater amounts of state income tax on our taxable income;

•                                          we would be disqualified from being taxed as a REIT for the four years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•                                          all distributions would be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits; and

•                                          we may be required to borrow additional funds during unfavorable market conditions or sell some of our assets in order to pay corporate tax obligations.

In addition, if we fail to qualify as a REIT and the relief provisions do not apply, we will no longer be required to pay distributions.  If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all profit that we derive from such sale would be subject to a 100% penalty tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  Two principal requirement requirements of the safe harbor include: (a) that the REIT must hold the applicable property for not less than two years prior to its sale; and (b) that the number of such sales are limited.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us. Moreover, we may then owe additional state income taxes.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax.  If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the proceeds from such sale to us, net of costs and taxes, and we may distribute the net proceeds distributed to us by the TRS to our stockholders.  Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and very likely at the state and local levels as well, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS.  This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.  The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of the non-mortgage securities we hold in TRSs may not exceed 25% (20% for our 2008 taxable year and before) of the value of all of our assets at the end of any calendar quarter.  If the IRS were to determine that the value of our interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% (20% for our 2008 taxable year and before) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than real estate-related assets.  Distributions paid to us from a TRS are typically considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  As stated above, our failure to qualify as a REIT would adversely affect us, including our ability to pay distributions to you and the return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the IRS as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with any Section 1031 TIC Transactions, we or one of the affiliates of our advisor typically enters into a number of contractual arrangements with Behringer Harvard Exchange Entities that guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we are paid fees that could be characterized by the IRS as non-qualifying income.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year (or the 5% of any of our REIT subsidiaries), we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.  In addition, if income from services we perform for our tenants are determined to be impermissible by the IRS and if that amount exceeds 1% of the property’s gross revenues, then all gross revenues from that property will be deemed non-qualifying income for purposes of the 5% amount mentioned above.  For example, a property with $9.0 million of gross revenue that has $90,000 or more of impermissible tenant services would render all $9.0 million of gross revenue as non-qualifying income and thus could then cause us to lose our REIT status.  We use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.  In the event that the IRS were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, would be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, fees paid to us by the Behringer Harvard Exchange Entity would be deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to the 100% penalty tax.

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

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes.  However, if the IRS were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, the operating partnership would be taxable as a corporation, reducing the amount of distributions that the operating partnership could make to us.  This could also result in our losing REIT status, which, in addition to the consequences stated above, would subject us to a corporate level tax on our own income substantially reducing the cash available to make distributions to our stockholders.  In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the entity would be subject to tax as a corporation, thereby reducing distributions to the operating partnership.  Recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may yet become subject to federal income taxes and related state taxes.  For example:

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

•                                          If state laws change so as to begin taxing REITs or non-exchange traded REITs.

Legislative or regulatory action could adversely affect stockholders.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes effected by that legislation generally reduced the tax rate individuals pay on distributions paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate income tax rates.  Therefore, the maximum corporate income tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

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

We face possible state and local tax audits.

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Item 1B.                                                Unresolved Staff Comments.

None.

Item 2.                                                         Properties.

General

As of December 31, 2009, we owned interests in 73 office properties located in 23 states and the District of Columbia.  The properties include 72 operating properties with office space that is currently approximately 86% leased to tenants and one property, the initial development of which was completed in November 2009 but is currently unleased and not yet operational.  In the aggregate, these properties represent approximately 25.7 million rentable square feet.

As of December 31, 2009, all of our properties, except the Wanamaker Building, St. Louis Place and Alamo Plaza properties were consolidated with and into the accounts of our operating partnership.  Substantially all of our properties are encumbered by property debt.  The following table presents certain additional information about our properties as of December 31, 2009:

			Approximate		Our
		Date	Rentable	Approximate	Ownership	Ownership
Property Name	Location	Acquired	Square Footage	% Leased	Interest	Type
10 & 120 South Riverside	Chicago, IL	11/01/07	1,411,000	92%	100.00%	fee title
222 South Riverside Plaza	Chicago, IL	06/02/06	1,184,000	97%	100.00%	fee title
One Financial Place	Chicago, IL	11/01/07	1,041,000	86%	100.00%	fee title
200 South Wacker	Chicago, IL	11/01/07	755,000	81%	100.00%	fee title
Wanamaker Building	Philadelphia, PA	12/12/07	1,390,000	97%	60.00%	joint venture
United Plaza	Philadelphia, PA	12/12/07	617,000	97%	100.00%	fee title
Three Parkway	Philadelphia, PA	10/30/06	561,000	91%	100.00%	fee title
1650 Arch Street	Philadelphia, PA	12/12/07	553,000	70%	90.00%	joint venture
The Terrace Office Park	Austin, TX	06/21/06	619,000	98%	100.00%	fee title
Burnett Plaza	Ft Worth, TX	02/10/06	1,025,000	75%	100.00%	fee title
Centreport Office Center	Ft Worth, TX	06/14/07	133,000	100%	100.00%	fee title
One City Centre	Houston, TX	06/19/08	609,000	80%	100.00%	fee title
Loop Central	Houston, TX	12/12/07	575,000	98%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/13/06	519,000	97%	100.00%	fee title
1300 Main (Travis Tower)	Houston, TX	10/1/04-9/30/08	507,000	55%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/25/08	502,000	94%	100.00%	fee title
Three Eldridge Place (1)	Houston, TX	11/17/09	303,000	N/A	100.00%	fee title
AMEC Paragon I & II	Houston, TX	03/14/06	227,000	100%	100.00%	fee title
Westway One	Houston, TX	01/15/08	144,000	100%	100.00%	fee title
17655 Waterview	Richardson, TX	07/20/05	230,000	100%	100.00%	fee title
Grandview II	Birmingham, AL	10/20/06	149,000	70%	100.00%	fee title
Buena Vista Plaza	Burbank, CA	07/28/05	115,000	100%	100.00%	fee title
Downtown Plaza	Long Beach, CA	06/14/05	100,000	92%	100.00%	fee title
4440 El Camino Real	Los Altos, CA	11/02/06	97,000	100%	100.00%	fee title
Gateway 23	Diamond Bar, CA	07/20/05	72,000	100%	100.00%	fee title
Gateway 22	Diamond Bar, CA	07/20/05	55,000	100%	100.00%	fee title
Gateway 12	Diamond Bar, CA	07/20/05	41,000	100%	100.00%	fee title
Alamo Plaza	Denver, CO	02/24/05	191,000	94%	33.93%	TIC interest
1325 G Street	Washington, D.C.	11/15/05	307,000	97%	100.00%	fee title
Colorado Building	Washington, D.C.	8/10/2004-12/31/08	128,000	86%	100.00%	fee title
City Center	St. Petersburg, FL	12/12/07	242,000	76%	100.00%	fee title
5104 Eisenhower Boulevard	Tampa, FL	12/12/07	130,000	100%	100.00%	fee title
Paces West	Atlanta, GA	04/19/06	646,000	82%	100.00%	fee title
Resurgens Plaza	Atlanta, GA	11/30/06	400,000	94%	100.00%	leasehold interest
Ashford Perimeter	Atlanta, GA	01/06/05	288,000	40%	100.00%	fee title
Epic Center	Wichita, KS	12/12/07	289,000	84%	100.00%	fee title
Two Brittany Place	Wichita, KS	12/12/07	58,000	87%	100.00%	fee title
One Brittany Place	Wichita, KS	12/12/07	57,000	87%	100.00%	fee title

			Approximate		Our
		Date	Rentable	Approximate	Ownership	Ownership
Property Name	Location	Acquired	Square Footage	% Leased	Interest	Type
Forum Office Park	Louisville, KY	12/12/07	328,000	74%	100.00%	fee title
Hurstbourne Place	Louisville, KY	12/12/07	235,000	66%	100.00%	fee title
One Oxmoor Place	Louisville, KY	12/12/07	135,000	97%	100.00%	fee title
Executive Park	Louisville, KY	12/12/07	109,000	69%	100.00%	leasehold interest
Hurstbourne Park	Louisville, KY	12/12/07	104,000	91%	100.00%	fee title
Hurstbourne Plaza	Louisville, KY	12/12/07	94,000	55%	100.00%	fee title
Steeplechase Place	Louisville, KY	12/12/07	77,000	88%	100.00%	fee title
Lakeview	Louisville, KY	12/12/07	76,000	93%	100.00%	fee title
Hunnington	Louisville, KY	12/12/07	62,000	60%	100.00%	fee title
Energy Centre	New Orleans, LA	12/12/07	757,000	87%	87.86%	joint venture
5 & 15 Wayside	Burlington, MA	12/08/06	270,000	100%	100.00%	fee title
One & Two Chestnut Place	Worcester, MA	12/12/07	218,000	96%	100.00%	fee title
250 W. Pratt	Baltimore, MD	12/17/04-12/31/06	368,000	79%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/12/07	280,000	99%	100.00%	leasehold interest
801 Thompson	Rockville, MD	12/12/07	51,000	100%	100.00%	fee title
Lawson Commons	St. Paul, MN	06/10/05	436,000	99%	100.00%	fee title
One Financial Plaza	Minneapolis, MN	08/02/05	394,000	57%	100.00%	fee title
Minnesota Center	Bloomington, MN	10/15/2003-12/31/08	276,000	62%	100.00%	fee title
St. Louis Place	St. Louis, MO	06/30/04	337,000	90%	35.71%	TIC interest
Bank of America Plaza-Charlotte	Charlotte, NC	10/26/06	891,000	95%	100.00%	fee title
City Hall Plaza	Manchester, NH	12/12/07	210,000	79%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/11/06	333,000	82%	100.00%	fee title
Tice Building	Woodcliff Lake, NJ	12/12/07	120,000	32%	100.00%	fee title
600 & 619 Alexander	Princeton, NJ	06/28/06	97,000	77%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/20/07	53,000	74%	100.00%	fee title
Bank of America Plaza-Las Vegas	Las Vegas, NV	12/12/07	255,000	83%	100.00%	fee title
One Edgewater Plaza	Staten Island, NY	12/12/07	252,000	75%	100.00%	fee title
222 Bloomingdale Road	White Plains, NY	12/12/07	140,000	78%	100.00%	leasehold interest
Fifth Third Center-Cleveland	Cleveland, OH	11/16/06	508,000	84%	100.00%	fee title
KeyBank Center	Cleveland, OH	12/12/07	478,000	66%	100.00%	fee title
Fifth Third Center-Columbus	Columbus, OH	12/12/07	331,000	80%	100.00%	fee title
Southwest Center	Tigard, OR	07/20/05	89,000	87%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/12/07	361,000	100%	100.00%	fee title
Crescent Center	Memphis, TN	12/12/07	336,000	87%	100.00%	fee title
Riverview Tower	Knoxville, TN	10/05/05	334,000	86%	100.00%	fee title
			25,665,000

(1) Three Eldridge Place completed initial development in November 2009 and is currently unleased and not yet operational as of December 31, 2009.

The following information applies to all of our operating properties:

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

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating properties (including our unconsolidated properties) as of December 31, 2009 (square footage and dollar amounts in thousands):

		Rentable
	Number	Square Feet	Current	Percentage
Year of Lease	of Leases	Subject to	Annualized	of Total
Expiration	Expiring	Expiring Leases	Base Rent (1)	Square Feet
2010	242	2,248	$47,106	9%
2011	227	2,922	$66,587	12%
2012	190	2,302	$48,368	9%
2013	166	2,664	$62,654	11%
2014	143	2,415	$50,487	10%
2015	92	2,320	$52,658	9%
2016	50	1,116	$25,992	4%
2017	39	912	$23,190	4%
2018	38	1,313	$30,362	5%
2019	20	1,569	$35,583	6%

(1)         Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Item 3.                                                         Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                                                         Reserved.

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

Holders

As of March 1, 2010, we had approximately 293,038,022 shares of common stock outstanding held by a total of approximately 67,000 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  In 2009 and 2008, approximately $0.2 million and $0.3 million of distributions, respectively, were declared and paid to unaffiliated holders of Behringer OP limited partnership units which are recorded as a reduction to noncontrolling interest.  All other distributions were recorded to stockholders equity.  We have and may continue to pay all or a portion of our distributions from the proceeds of our final offering or from borrowings.  For tax purposes, 100% of the amounts distributed by us in both 2009 and 2008 represented a return of capital.  None of the distributions in 2009 or 2008 were distributions from the taxable earnings of real estate operations.

For the first three months of 2009, the distribution rate was equal to a daily amount of $0.0017808 per share of common stock which is equivalent to an annual distribution rate of 6.5% assuming the share was purchased for $10.00.  Effective April 2009, the declared distributions rate was reduced to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.  For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.”

The following table shows the distributions declared and paid for both our common stock and the Behringer OP limited partnership units for the fiscal years ended December 31, 2009 and 2008 (in thousands):

	Distributions
	Declared	Paid
2009
1st Quarter	$46,603	$46,418
2nd Quarter	23,777	31,953
3rd Quarter	23,783	23,769
4th Quarter	23,809	23,804
Total	$117,972	$125,944

2008
1st Quarter	$33,168	$32,617
2nd Quarter	35,280	34,839
3rd Quarter	39,590	37,846
4th Quarter	45,994	43,773
Total	$154,032	$149,075

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	74,500	$9.29	11,914,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	74,500	$9.29	11,914,500	*

* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In March 2009, our board of directors voted to accept all redemption requests submitted from stockholders whose requests were made on circumstances of death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) and to suspend until further notice any other redemptions.  Further, in November 2009, our board of directors elected until further notice to set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.

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

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formula or processes approved or set by our board, the redemption price of the shares, which may differ between exceptional and other redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by the board.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption,

(3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  The information set forth above with respect to the redemption program does not purport to be complete in scope and is qualified in its entirety by the full text of the Fourth Amended and Restated Share Redemption Program.

During the quarter ended December 31, 2009, we redeemed shares as follows:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of Publicly	that May Yet Be
	Number of	Price Paid	Announced Plans	Purchased Under
	Shares Redeemed	per Share	or Programs	the Plans or Programs
October 2009	—	$—	—	(1)
November 2009	1,016,253	$9.75	1,016,253	(1)
December 2009	—	$—	—	(1)

(1)  A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.                                                           Selected Financial Data.

The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data presented below has been derived from our audited consolidated financial statements (in thousands, except number of properties and per share amounts).

As of December 31,	2009	2008	2007	2006	2005

Total assets	$4,680,640	$5,408,600	$5,172,127	$2,694,972	$900,582

Notes payable	$2,973,617	$3,066,529	$3,198,143	$1,609,702	$353,555
Other liabilities	279,714	397,529	450,338	167,756	26,224
Stockholders’ equity	1,418,139	1,926,608	1,505,597	914,442	517,428
Noncontrolling interest (1)	9,170	17,934	18,049	3,072	3,375
Total liabilities and equity	$4,680,640	$5,408,600	$5,172,127	$2,694,972	$900,582

Year Ended December 31,	2009	2008	2007	2006	2005

Rental revenue	$598,056	$600,624	$304,484	$155,511	$25,900

Net loss from continuing operations	(421,322)	(179,732)	(43,648)	(22,324)	(6,224)
Net income (loss) from discontinued operations	(17,765)	13,827	1,989	(108)	502
Gain on sale of assets	—	5,253	44	—	—
Net loss	(439,087)	(160,652)	(41,615)	(22,432)	(5,722)
Noncontrolling interest in continuing operations	5,915	259	(7)	—	—
Noncontrolling interest in discontinued operations	2,540	(28)	(9)	—	—
Net loss attributable to common stockholders	$(430,632)	$(160,421)	$(41,631)	$(22,432)	$(5,722)

Cash provided by operating activities	$63,010	$68,484	$63,794	$49,178	$9,040
Cash provided by (used in) investing activities	$22,131	$(212,471)	$(1,046,372)	$(1,577,775)	$(588,637)
Cash (used in) provided by financing activities	$(243,016)	$386,498	$952,577	$1,524,803	$682,272

Basic and diluted net income (loss) per share: (2)
Continuing operations	$(1.42)	$(0.73)	$(0.25)	$(0.25)	$(0.16)
Discontinued operations	(0.05)	0.06	0.01	—	0.01
Basic and diluted loss per share	$(1.47)	$(0.67)	$(0.24)	$(0.25)	$(0.15)

Distributions declared to common shareholders’ per share (2)	$0.40	$0.64	$0.67	$0.70	$0.67

Number of properties	73 (3)	74	75 (4)	36	21
Total rentable square feet	25,665	25,570	25,218	12,257	4,737

(1)	Noncontrolling interest reflects the noncontrolling interests related to certain of our real estate properties and includes 432,586 units of limited partnership interests in Behringer OP.

(2)	Basic and diluted income (loss) per share and distributions declared per share for each period presented reflects the effect of the 10% stock dividend issued October 1, 2005.

(3)	At December 31, 2009, we owned 72 operating properties and one recently developed non-operating property.

(4)	Of the 75 properties owned at December 31, 2007, 34 were acquired in December 2007.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Some of these assumptions and estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances that may indicate that carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.

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

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of our real estate assets, the estimated future cash flows of our real estate assets during our ownership and the projected sales price of each of our real estate assets.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments which could be material to our financial statements.

As a result of our evaluation, we recorded non-cash impairment losses of approximately $259.1 million for the year ended December 31, 2009, including approximately $17.8 million related to our real estate assets included in discontinued operations.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer OP.

At December 31, 2009 we owned interest in 72 operating office properties with approximately 25.4 million rentable square feet.  At December 31, 2008, we owned interests in 74 operating office properties with approximately 25.6 million rentable square feet.  During 2009, we sold two properties located in Miramar, Florida.  During 2008, we purchased three properties located in Houston, Texas and we acquired the remaining third-party TIC interests in the 1300 Main (formerly known as Travis Tower), Minnesota Center and the Colorado Building properties and as a result, consolidated the 1300 Main property effective September 30, 2008 and the Minnesota Center and the Colorado Building properties effective December 31, 2008.  During 2008, we disposed of our 9100 Mineral Circle property located in Englewood, Colorado, our 11 Stanwix Street property located in Pittsburg, Pennsylvania and our 2383 Utah property located in El Segundo, California.  Enclave on the Lake, a property located in Houston, Texas in which we held a 36.31% TIC interest that was accounted for using the equity method of accounting, was also sold during the year ended December 31, 2008.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties; and thus, our earnings are negatively impacted by a deterioration of our rental revenue.  One or more factors could result in a deterioration of rental revenue, including (1) our failure to renew or execute new leases as current leases expire, (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases, (3) tenant concessions and (4) tenant defaults.

As we have previously described, adverse economic conditions and dislocations in the credit markets are impacting our business, results of operations and financial condition.  During 2009, we experienced an increase in the number of existing or potential new tenants seeking rental concessions, including reduced rental rates or other financial incentives for remaining or becoming a tenant.  Also, a number of tenants have suffered, or appear to be suffering, financial difficulties in their business, including, in some cases tenants that have filed, or are contemplating filing, bankruptcy or insolvency proceedings.  This challenging environment is also evidenced by an increase in our allowance for doubtful accounts which was approximately $5.2 million at December 31, 2009 compared to approximately $1.7 million as of December 31, 2008.

During the year ended December 31, 2009, we had approximately 3.7 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 2.6 million square feet with an average net rent that was approximately $0.58 per square foot, or 4%, lower than expiring rent.  During the year ended December 31, 2009, we renewed 61% of expiring leases and 48% of expiring square feet.  Our portfolio occupancy declined from 90% at December 31, 2008 to 86% at December 31, 2009.  We have approximately 784,000 square feet of scheduled lease expirations in the first quarter of 2010, with an additional 1.4 million square feet of scheduled lease expirations in the remainder of 2010 and approximately 2.9 million square feet of scheduled lease expirations in 2011.  Given the amount of scheduled lease expirations in the first quarter of 2010, we expect occupancy levels and property net operating income to decline on a comparative and absolute basis.

During the year ended December 31, 2009, we renewed approximately 1.8 million square feet with leasing costs of approximately $12.00 per square foot with an average term of approximately 4.6 years; executed leases for approximately 232,000 square feet of expansion space with leasing costs of approximately $36.34 per square foot with an average term of approximately 8.1 years; and entered into new leases totaling approximately 557,000 square feet with leasing costs of approximately $38.50 per square foot with an average term of approximately 6.9 years.

Substantially all of our assets are currently subject to mortgages; generally for debt incurred in connection with their acquisition or which were in place upon acquisition.  Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings.  Current market conditions also make it more difficult to refinance maturing debt.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have increased.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although positive for new property acquisitions, the overall impact will likely be negative for us because, we believe, it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable thus requiring us to use more equity to refinance or borrow new monies.

The reduction in property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates may also cause us to reconsider our long-term strategy for certain of our properties, especially those where the principal balance of the debt encumbering the property appears to exceed the value of the asset under current market conditions.  For example, our advisor and board of directors may decide to redeploy our capital to more effective uses by reducing the amount of monies we fund as capital expenditures or have us cease making debt service payments on certain properties as well as by negotiating agreements with lenders conveying the deed to these properties to the lenders.  Reductions in our property net operating income will also further impact our ability to maintain the level of distributions currently being paid to our stockholders.  We may be required to further reduce or cease the distributions we pay to our stockholders.

We undergo continuous evaluations of property level performance, credit market conditions and financing options.     As a result of our evaluation, we recorded non-cash impairment losses of approximately $259.1 million for the year ended December 31, 2009, including approximately $17.8 million related to our real estate assets included in discontinued operations.  We may be required, in the future, to further reduce the carrying value of some of our assets by taking further impairment charges.

Continued declines in the value of our assets will likely negatively impact the estimated value of our shares ultimately determined by our board.  We expect our board to determine, no later than June 2010, an estimated per share value that is not based solely on the offering price of shares in our most recently completed primary offering.  The performance issues described above will likely result in an estimated value that is lower than the $10.00 per share price at which we sold shares in our last primary offering.  In addition, the price of shares offered through our DRP will not be adjusted until a new estimated value is announced.  Thus, the current offering price of shares under the DRP will likely significantly exceed the price at which we will offer shares under the DRP following the estimation of value of our shares.  The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us. To the extent that a material number of participants in this program choose to terminate or reduce their level of participation, our capital will be further constrained.

Results of Operations

Year ended December 31, 2009 as compared to year ended December 31, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the year ended December 31, 2009 was approximately $598.1 million as compared to approximately $600.6 million for the year ended December 31, 2008 and was generated by our consolidated real estate properties.  As a result of properties acquired or consolidated during 2008, rental revenue increased by approximately $35.2 million in 2009 as compared to 2008.  Comparing 2009 to 2008, our other properties experienced a decline in rental revenue primarily attributable to decreases in lease termination fees of approximately $19.3 million, a decrease in straight-line rental revenue of approximately $9.9 million, decrease in expense reimbursements from tenants of approximately $5.2 million, a decrease in rental income recognized from the net amortization of above/below-market rents of approximately $2.4 million and various other decreases in 2009 as compared to 2008 totaling approximately $0.9 million.

Property Operating Expenses. Property operating expenses from our consolidated real estate properties for the year ended December 31, 2009 were approximately $184.3 million as compared to approximately $167.1 million for the year ended December 31, 2008.  Approximately $13.0 million of the $17.2 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced an increase of approximately $4.2 million primarily attributable to an increase in bad debt expense of approximately $4.7 million, offset by various decreases totaling approximately $0.5 million.

Interest Expense.  Interest expense for the year ended December 31, 2009 was approximately $187.1 million as compared to approximately $189.8 million for the year ended December 31, 2008 and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $2.7 million decrease from prior year is primarily a result of our reduced notes payable, the reduced outstanding balance under our credit facility and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2009 were approximately $84.6 million as compared to approximately $78.3 million for the year ended December 31, 2008 and were comprised of real estate taxes from our consolidated real estate properties.  Real estate taxes increased approximately $5.6 million over the prior year as a result of properties acquired or consolidated during 2008.  Our other properties experienced a year over year increase of approximately $0.7 million.

Property Management Fees.  Property management fees for the year ended December 31, 2009 were approximately $17.5 million as compared to approximately $17.4 million for the year ended December 31, 2008 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  Property management fees increased approximately $0.6 million over the prior year as a result of properties acquired during 2008.  Our other properties experienced a year over year decrease of approximately $0.5 million.

Asset Management Fees.  Asset management fees for the year ended December 31, 2009 were approximately $21.9 million as compared to approximately $27.8 million for the year ended December 31, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $5.9 million decrease from the prior year was primarily attributable to a $7.5 million waiver of asset management fees for the year ended December 31, 2009, partially offset by an increase in asset management fees due to properties acquired during 2008.

Asset Impairment Losses.  As a result of adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and likewise our portfolio of real estate assets, we evaluated our real estate assets for impairment during the years ended 2009 and 2008.  As a result of our evaluation, we recorded non-cash impairment losses of approximately $259.1 million, including approximately $17.8 million related to our real estate assets included in discontinued operations, for the year ended December 31, 2009 as compared to approximately $21.1 million for the year ended December 31, 2008.

General and Administrative Expense.  General and administrative expense for the year ended December 31, 2009 was approximately $11.1 million as compared to approximately $7.3 million for the year ended December 31, 2008 and was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $3.8 million increase is primarily due to increases in reimbursements of administrative expenses to our advisor and increased cost and expenses that we paid directly that our advisor had previously paid on our behalf.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2009 was approximately $272.2 million as compared to approximately $275.3 million for the year ended December 31, 2008 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Depreciation and amortization expense increased approximately $17.2 million over prior year as a result of properties acquired or consolidated in 2008.  This increase was offset by a decrease at our other properties of approximately $20.3 million, primarily resulting from an acceleration of amortization of lease intangibles during the year ended December 31, 2008 related to early lease terminations at our Burnett Plaza property.

Interest Income.  Interest income for the year ended December 31, 2009 was approximately $3.3 million as compared to approximately $7.0 million for the year ended December 31, 2008 and was comprised of interest income associated with funds on deposit at banks and our notes receivable.  The $3.7 million decrease from the prior year is primarily due to lower cash balances and lower interest rates.

Gain (loss) on Early Extinguishment of Debt.  Loss on early extinguishment of debt for the year ended December 31, 2009 was approximately $4.5 million and was comprised of approximately $3.2 million attributable to the write-off of deferred financing fees related to paying off the term loan under our credit facility and approximately $1.3 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.  Gain on early extinguishment of debt for the year ended December 31, 2008 was approximately $1.3 million and was related to the early extinguishment, at a discount, of approximately $19.2 million in debt in October 2008.  The debt was originally scheduled to mature in July 2009.

Loss on Contract Termination.  Loss on contract termination for the year ended December 31, 2008 was approximately $5.0 million.  In September 2008, we entered into a contract to purchase a building located in Washington D.C. and paid a non-refundable deposit of $5.0 million related to this contract.  We terminated this contract in December 2008.  We did not have any loss on contract termination in the year ended December 31, 2009.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2009 was approximately $0.3 million as compared to $1.3 million for the year ended December 31, 2008 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $1.0 million decrease from prior year is primarily due to our acquisition and consolidation of the remaining third-party TIC interests in the 1300 Main, Minnesota Center and Colorado Building properties during late 2008.

Gain on Sale of Assets.  There was no gain on sale of assets recognized during the year ended December 31, 2009.  Gain on sale of assets for the year ended December 31, 2008 was approximately $5.3 million and was comprised of approximately $5.1 million from the sale of our TIC investment in Enclave on the Lake and approximately $0.2 million from the sale of a land easement at our Ashford Perimeter property.

Discontinued Operations

Income (loss) from Discontinued Operations.  Loss from discontinued operations for the year ended December 31, 2009 was approximately $17.8 million as compared to approximately $2.3 million for the year ended December 31, 2008.  Loss from discontinued operations is comprised of the results of operations from our Royal Caribbean Center and DeVry University properties disposed of in December 2009, our 9100 Mineral Circle property disposed of in February 2008, our 11 Stanwix Street property disposed of in June 2008 and our 2383 Utah property disposed of in August 2008.  The loss from discontinued operations for the year ended December 31, 2009 includes asset impairment losses of approximately $17.8 million.

Gain on Sale of Discontinued Operations.  There was no gain on sale of discontinued operations recognized during the year ended December 31, 2009.  For the year ended December 31, 2008, we recognized a gain of approximately $16.1 million from the sales of our 9100 Mineral Circle and 2383 Utah properties.

Year ended December 31, 2008 as compared to year ended December 31, 2007

Continuing Operations

Rental Revenue. Rental revenue for the year ended December 31, 2008 was approximately $600.6 million as compared to approximately $304.5 million for the year ended December 31, 2007 and was generated by our consolidated real estate properties.  Approximately $268.0 million of the $296.1 million increase over the prior year was attributable to properties acquired in 2007 and 2008.  Our other properties experienced an increase in rental revenue primarily attributable to increases in lease termination fees in 2008 as compared to 2007 of approximately $23.7 million, an increase in rental income recognized from the net amortization of above/below-market rents of approximately $3.2 million and various other increases of approximately $6.7 million.  These increases were partially offset by a decrease in straight-line rental revenue in 2008 as compared to 2007 of approximately $5.5 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2008 were approximately $167.1 million as compared to approximately $74.1 million for the year ended December 31, 2007 and were comprised of property operating expenses from our consolidated real estate properties.  Approximately $90.2 million of the $93.0 million increase over the prior year was attributable to properties acquired in 2007 and 2008.

Interest Expense.  Interest expense for the year ended December 31, 2008 was approximately $189.8 million as compared to approximately $99.2 million for the year ended December 31, 2007 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments and our credit facility.    The $90.6 million increase is primarily due to the full year impact of our borrowings.  As of September 30, 2007, before our significant fourth quarter 2007 acquisition activity, we had notes payable of approximately $1.6 billion as compared to notes payable of approximately $3.1 billion at December 31, 2008.

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

Asset Impairment losses.  As a result of adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and likewise our portfolio of real estate assets, we evaluated our real estate assets for impairment during the years ended 2008 and 2007.  As a result of our evaluation, we recorded non-cash impairment losses of approximately $21.1 million for the year ended December 31, 2008.  We did not have any asset impairment losses for the year ended December 31, 2007.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2008 was approximately $275.3 million as compared to approximately $137.4 million for the year ended December 31, 2007 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Approximately $126.8 million of the $137.9 million increase over the prior year was attributable to properties acquired in 2007 and 2008. We experienced increases at our other properties of approximately $11.1 million, primarily resulting from an acceleration of amortization of lease intangibles during the year ended December 31, 2008 related to early lease terminations at our Burnett Plaza property.  Depreciation and amortization for the year ended December 31, 2008 also included approximately $7.7 million in write offs of lease intangibles related to early lease terminations at our Burnett Plaza property.

Interest Income. Interest income for the year ended December 31, 2008 was approximately $7.0 million as compared to approximately $25.5 million for the year ended December 31, 2007 and was comprised of interest income associated with funds on deposit at banks and our notes receivable.  The $18.5 million decrease from the prior year is primarily due to lower cash balances and lower interest rates.   As of September 30, 2007, before our significant fourth quarter 2007 acquisition activity, we had combined cash and restricted cash balances of approximately $774.9 million as compared to combined cash and restricted cash balances of approximately $539.0 million at December 31, 2008.

Gain (loss) on Early Extinguishment of Debt.  Gain on early extinguishment of debt for the year ended December 31, 2008 was approximately $1.3 million and was related to the early extinguishment, at a discount, of approximately $19.2 million in debt in October 2008.  The debt was originally scheduled to mature in July 2009.  We did not have any gain on early extinguishment of debt for the year ended December 31, 2007.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2008 was approximately $1.3 million as compared to $5.1 million for the year ended December 31, 2007 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.8 million decrease from prior year is primarily due to net losses at the 1300 Main property and the Wanamaker Building.

Gain on Sale of Assets.   Gain on sale of assets for the year ended December 31, 2008 was approximately $5.3 million and was comprised of approximately $5.1 million from the sale of our TIC investment in Enclave on the Lake and approximately $0.2 million from the sale of a land easement at our Ashford Perimeter property.  For the year ended December 31, 2007, we had a gain on sale of assets of approximately $44,000.

Discontinued Operations

Income (loss) from Discontinued Operations. Income (loss) from discontinued operations for the year ended December 31, 2008 was a loss of approximately $2.3 million as compared to income of approximately $2.0 million for the year ended December 31, 2007.  Income (loss) from discontinued operations is comprised of the results of operations from our Royal Caribbean Center and DeVry University properties disposed of in December 2009, our 9100 Mineral Circle property disposed of in February 2008, our 11 Stanwix Street property disposed of in June 2008 and our 2383 Utah property disposed of in August 2008.  The income from discontinued operations for the year ended December 31, 2007 includes approximately $3.9 million of lease termination fees received from a tenant at our 9100 Mineral Circle property.

Gain on Sale of Discontinued Operations.  We recognized a gain of approximately $16.1 million during the year ended December 31, 2008 from the sales of our 9100 Mineral Circle and 2383 Utah properties.  The sale of our 9100 Mineral Circle property resulted in a gain of approximately $6.9 million and the sale of our 2383 Utah property resulted in a gain of approximately $9.2 million.  There was no gain on sale of discontinued operations for the year ended December 31, 2007.

Cash Flow Analysis

Year ended December 31, 2009 as compared to year ended December 31, 2008

Cash flows provided by operating activities totaled approximately $63.0 million for the year ended December 31, 2009 compared to $68.5 million for the year ended December 31, 2008.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2009 compared to December 31, 2008, including results of our consolidated real estate property operations, interest expense, asset management fees, and general and administrative expense; and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $20.8 million in 2009 compared to approximately $37.2 million in 2008.

Cash flows provided by investing activities for the year ended December 31, 2009 were approximately $22.1 million and were primarily comprised of cash used to fund capital expenditures for operating real estate of approximately

$68.5 million and capital expenditures for real estate development of approximately $43.4 million, partially offset by approximately $75.1 million from the decrease in restricted cash, primarily related to the redemption of debentures, also partially offset by approximately $16.0 million in insurance proceeds received and approximately $41.7 million in proceeds from the sale of our Royal Caribbean Center and DeVry University properties.  During the year ended December 31, 2008, cash flows used in investing activities were approximately $212.5 million and were primarily comprised of cash used for the purchases of real estate of approximately $233.6 million, cash used to fund capital expenditures for operating real estate of approximately $56.1 million and capital expenditures for real estate development of approximately $12.2 million, partially offset by approximately $46.9 million in proceeds from sales of assets and discontinued operations and approximately $34.2 million from the decrease in restricted cash.

Cash flows used in financing activities for the year ended December 31, 2009 were approximately $243.0 million and were comprised primarily of payments on notes payable, net of proceeds, of approximately $92.7 million, purchase of debentures for cash of approximately $52.9 million, payment of distributions of approximately $60.2 million and redemptions of common stock of approximately $31.6 million.  We have and may continue to pay all or a portion of our distributions from sources other than cash flow from operating activities, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets and proceeds from the sale of real estate assets.  For a detailed discussion of how we funded distributions, see “Liquidity and Capital Resources — Distributions” below.  During the year ended December 31, 2008, cash flows provided by financing activities were approximately $386.5 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $665.2 million, partially offset by payments on notes payable, net of proceeds, of approximately $168.9 million, payment of distributions of approximately $70.5 million and conversion of debentures of approximately $26.3 million.

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

Cash flows used in investing activities for the year ended December 31, 2008 were approximately $212.5 million and were primarily comprised of cash used for the purchases of real estate of approximately $233.6 million, cash used to fund capital expenditures for operating real estate of approximately $56.1 million and capital expenditures for real estate development of approximately $12.2 million, partially offset by approximately $46.9 million in proceeds from sales of assets and discontinued operations and approximately $34.2 million from the decrease in restricted cash.  During the year ended December 31, 2007, cash flows used by investing activities were approximately $1.0 billion and were primarily comprised of purchases of real estate of approximately $895.7 million, increases in restricted cash of approximately $126.7 million and cash used to fund capital expenditures for operating real estate of approximately $20.6 million.  During the year ended December 31, 2008, we purchased three properties and increased ownership in three of our TIC properties.  During the year ended December 31, 2007, we purchased interests in 39 properties.

Cash flows provided by financing activities for the year ended December 31, 2008 were approximately $386.5 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $665.2 million, partially offset by payments on notes payable, net of proceeds, of approximately $168.9 million, payments of distributions of approximately $70.5 million and conversion of debentures of approximately $26.3 million.  During the year ended December 31, 2007, cash flows provided by financing activities were approximately $952.6 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $692.9 million and borrowings, net of payments, of approximately $337.9 million, partially offset by distributions of approximately $55.3 million.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries, as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs, to further evaluate our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many stockholders and industry analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO and MFFO, together with the required GAAP presentations, provide a more complete understanding of our performance.

We believe that FFO is helpful to stockholders and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to stockholders and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that assists stockholders in aligning their analysis with management’s analysis of long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or have derivatives or acquisition activities.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

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

•                 Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management uses derivatives to manage our interest rate exposure.  We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management’s decision-making process.  We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

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

The following section presents our calculation of FFO and MFFO for the years ended December 31, 2009, 2008 and 2007 and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	2009	2008	2007

Net loss	$(439,087)	$(160,652)	$(41,615)
Net (income) loss attributable to noncontrolling interest	8,455	231	(16)

Adjustments:
Real estate depreciation and amortization from consolidated properties (1)	275,045	280,620	141,462
Real estate depreciation and amortization from unconsolidated properties (2)	7,116	15,006	9,071
Gain on sale of depreciable real estate (3)	—	(21,204)	—
Noncontrolling interest share of above adjustments(4)	(2,116)	(2,149)	(379)
Funds from operations (FFO)	$(150,587)	$111,852	$108,523

Impairment charges (5)	259,063	21,114	—
Fair value adjustments to derivatives	196	—	—
Acqusition-related costs	—	—	—
Noncontrolling interest share of above adjustments(6)	(7,072)	(33)	—
Modified funds from operations (MFFO)	$101,600	$132,933	$108,523

Weighted average shares	291,739	240,188	171,544

MFFO per share	$0.35	$0.55	$0.63

(1)         Reflects the depreciation and amortization of continuing operations, as well as discontinued operations.

(2)         This represents our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The depreciation and amortization expense of our unconsolidated interests are reflected in our equity in earnings of investments.

(3)         Reflects the gain on sale of 9100 Mineral Circle (sold in February 2008), Enclave on the Lake (sold in July 2008) and 2383 Utah (sold in August 2008.)

(4)         Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of the real estate depreciation and amortization, an adjustment for the limited partnership unit holders’ proportionate share of the real estate depreciation and amortization and gain on sale of 9100 Mineral Circle, Enclave on the Lake and 2383 Utah.

(5)         Reflects the asset impairment losses of continuing operations, as well as discontinued operations.

(6)         Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of asset impairment losses and an adjustment for the limited partnership unit holders’ proportionate share of the asset impairment losses and fair value adjustments to derivatives.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  The amounts presented below include items related to our consolidated properties as well as items that are reflected in our equity in earnings of investments and discontinued operations.

•                 Straight-line rental revenue of approximately $19.5 million, $28.5 million and $22.5 million was recognized as a net increase to rental revenue for the years ended December 31, 2009, 2008 and 2007, respectively;

•                 Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $13.0 million, $13.8 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively;

•                 Amortization of lease incentives of approximately $1.5 million, $1.7 million and $1.3 million was recognized as a decrease to rental revenues for the years ended December 31, 2009, 2008 and 2007, respectively; and

•                 Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $8.6 million, $9.1 million and $2.2 million was recognized as interest expense for the years ended December 31, 2009, 2008 and 2007, respectively.

We believe FFO and MFFO are helpful to stockholders and our management as measures of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since (1) certain amounts included in these measures are non-cash and (2) other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO.  FFO or MFFO should not be considered as an alternative to net income (loss), or an indication of our liquidity, and each should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to presentations by other REITs.

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be for operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, asset management fees and payment of distributions.  Until the economic picture becomes clearer, our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any outside source of cash will be challenging and is planning accordingly.

As of December 31, 2009, we had cash and cash equivalents of $179.6 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our current principal demand for funds we anticipate our short-term liquidity requirements to be approximately $632.9 million over the next twelve months.  However, we will likely need to generate additional liquidity for long-term liquidity requirements.  Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; asset dispositions; contribution of existing assets to joint ventures; proceeds from additional secured or unsecured debt financings and refinancings; reduction or elimination of the amount of distributions paid; decreases in the amount of nonessential capital expenditures; and proceeds from public or private issuances of debt or equity securities.  We also intend to utilize retained capital as a result of the partial suspension and funding limit of the share redemption program and the reduction in our distribution rate, which occurred earlier in 2009.

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the potential disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the potential disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  For example, in December 2009, we sold our Royal Caribbean Center property, consisting of approximately 129,000 square feet, and our DeVry University property, consisting of approximately 94,000 square feet, to an unaffiliated third party for a combined contract sales price of approximately $43.0 million. These properties are both located in Miramar, Florida, which we do not consider a core market for our portfolio.  Prior to the sale, we owned an 86% controlling interest in each of these properties, and the sale generated proceeds of approximately $41.7 million of which approximately $26.8 million was used to repay the related mortgage debt.  Currently, we intend to sell at least four other properties in non-core markets and two other non-strategic properties during 2010.

However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Although we have minimal debt maturing in 2010, assuming we extend our credit facility for one year as permitted, we continually evaluate our debt maturities.  Part of our overall strategy includes actively addressing our debt maturities in 2011 and considering alternative courses of action if the capital markets continue to be volatile.  Based on our current assessment, we believe there will be refinancing alternatives available, but these alternatives may materially impact our expected financial results and liquidity due to higher interest rates and additional equity requirements.  However, if refinancing alternatives are not available and we have insufficient liquidity to repay the maturing debt, the related lenders could foreclose on certain of our properties.

Although we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in 2010.  Due to market conditions and our leverage and liquidity positions, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

Notes Payable

At December 31, 2009, we had notes payable of approximately $3.0 billion in principal amount consisting of $2.8 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  At December 31, 2009, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.80%.  As of December 31, 2009, all of our $3.0 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.

The recent turbulent financial markets have created a severe lack of credit and a rising cost of any available debt.  We have limited risks related to near-term maturities.  At December 31, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $209.2 million, or approximately 7%, of our December 31, 2009 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.3 million, or approximately 18%, of our December 31, 2009 outstanding debt matures in 2011.

If debt financing is not available on acceptable terms and conditions, we may not be able to refinance maturing debt or obtain financing for investments.  Domestic and international financial markets have been experiencing and continue to experience unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow monies, on acceptable terms and conditions, to finance the purchase of, or other activities related to, real estate assets will be significantly impacted.  If we are unable to borrow monies on acceptable terms and conditions, we may find it difficult, costly or impossible to refinance indebtedness upon maturity.  If interest rates are higher when the properties are refinanced, our cash flow from operating activities will be reduced.  In addition, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  On December 31, 2009, we restructured the loan secured by Ashford Perimeter, as discussed below under “—Troubled Debt Restructuring,” which was in default prior to the transaction, and as of December 31, 2009, we were in default or had events of default on four non-recourse property loans with a combined outstanding balance of approximately $129.4 million secured by 1650 Arch Street, 222 Bloomingdale Road, Executive Park and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 22, Gateway 23 and Southwest Center properties.  Of this $129.4 million, subsequent to December 31, 2009, we completed a discounted purchase, through a wholly-owned subsidiary, of the approximately $42.8 million note associated with the 1650 Arch Street property, resulting in a gain on the extinguishment of debt of approximately $9.6 million.  The approximately $42.8 million note payable remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  For the other properties with loans in default or that have experienced events of default as of December 31, 2009, we are in discussions with each of the lenders to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt, similar to the Ashford Perimeter transaction, or to purchase or payoff the debt at a discount, similar to the 1650 Arch Street transaction.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  For example, subsequent to December 31, 2009, pursuant to a deed in lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.   Further, we believe at least six other properties and potentially others have property loans that need to be modified during 2010 in order to support the underlying asset value.  At December 31, 2009, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

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

On June 9, 2009, Behringer OP entered into a first amendment (the “Modification”) to the Credit Agreement.  Among other things, the Modification (1) reduced the total amount of secured borrowings available under the credit facility to $193.0 million, available as revolving loans (subject to increase to $300.0 million upon Lender approval and payment of certain activation fees to the Agent and Lenders), (2) provided for the repayment and retirement of the $200.0 million term loan contained in the original credit facility, (3) reduced the ratio of EBITDA to fixed charges that Behringer OP is required to maintain, (4) allowed Behringer OP to use the acquisition cost of certain properties in calculating “gross asset value” (as defined in the Credit Agreement), (5) allowed Behringer OP to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants, (6) eliminated cross-defaults to non-recourse indebtedness, (7) reduced the required minimum consolidated tangible net worth to $1.2 billion, (8) expanded the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs, and (9) provided for borrowings to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  In addition, the Collateral Pool Properties must always have a borrowing base value of $200.0 million, and must include at least four separate properties. As of December 31, 2009, the Collateral Pool Properties had a value, as defined in the Modification, of approximately $304.7 million.  The credit facility will continue to be secured by a perfected first priority lien and security interest in collateral that includes Behringer OP’s interests in certain subsidiaries that directly own our properties, as well as any distributions from Behringer OP’s subsidiaries, and to be guaranteed by Behringer Harvard REIT I, Inc. and our material subsidiaries to the extent permitted under other debt obligations.

The credit facility matures on December 11, 2010. It may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the credit facility in effect on the original maturity date.  Availability under the Modification is limited, during the initial term, to the lesser of (a) 60% of the aggregate appraised value of the Collateral Pool Properties (during the initial term), or 57.5% of that aggregate appraised value (during the extension term), or (b) the amount of debt that the Collateral Pool Properties could support under a debt service coverage test, determined in the manner provided in the Modification, based on a debt service coverage ratio of 1.30 during the initial term or 1.40 during the extension term (the “Borrowing Base Availability”).  Until our Three Eldridge Place property becomes stabilized, its contribution to the borrowing base will be equal to Behringer OP’s cash incurred costs, subject to a limit of 25% of the aggregate borrowing base value of all Collateral Pool Properties.

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

As of December 31, 2009 there was approximately $150.0 million outstanding under the revolving loans and we had approximately $32.6 million of additional borrowings available under the revolving loans.  As of December 31, 2009, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

Troubled Debt Restructuring

On December 31, 2009, we completed a restructure of the loan secured by our Ashford Perimeter property, located in Atlanta, Georgia.  The balance prior to the restructure of approximately $34.3 million was bifurcated into two tranches, with the second tranche subordinate to the return of and return on additional contributions provided by us for debt service on the first tranche, operating shortfalls, anticipated re-leasing costs and capital improvements at the property.  In addition,, the loan maturity date was extended from February 1, 2012 to February 1, 2016. As part of the restructure, loan reserves of approximately $2.8 million were applied to the outstanding balance.

The loan restructure is considered a “troubled debt restructuring” as defined by GAAP. The anticipated future cash flows, including indeterminable future cash payments, may exceed the current carrying value; therefore no change is made to the carrying amount and no gain or loss was recognized at December 31, 2009.

Share Redemption Program

In March 2009, our board of directors suspended, until further notice, redemptions under our share redemption program, other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility subject to the limits set forth in our share redemption program.  In November 2009, our board of directors elected until further notice to set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period. For the year ended December 31, 2009, we redeemed approximately 3.3 million shares for approximately $31.6 million.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand and general financial condition and other factors that our board deems relevant.  The board’s decisions are also influenced, in substantial part, and by the requirements necessary to maintain our REIT status.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  Our board may determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

If cash flow from operating activities are not sufficient to fully fund the payment of distributions and required capital expenditures, the level of our distributions may not be sustainable, and some or all of our distributions will be paid from other sources.  We have and may continue to pay all or a portion of our distributions from sources other than cash flow from operating activities, such as offering proceeds, cash advanced to us by, or reimbursements for expenses or waiver of fees from, our advisor and proceeds from loans including those secured by our assets and proceeds from the sale of real estate assets.   From time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The total distributions paid to common stockholders for the years ended December 31, 2009 and 2008 were approximately $125.8 million and $148.8 million, respectively.  Of the distributions paid to common stockholders for the years ended December 31, 2009 and 2008, approximately $65.9 million and $79.8 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $59.9 million and $69.0 million to fund the distributions for these periods.  For the years ended December 31, 2009 and 2008, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.2 million and $0.3 million, respectively.  For the years ended December 31, 2009 and 2008, cash flow provided by operating activities was approximately $63.0 million and $68.5 million, respectively.  For the years ended December 31, 2009 and 2008, cash flow provided by operating activities exceeded net cash distributions paid to common stockholders by approximately $3.1 million and $0.5 million, respectively.

The following are the distributions paid and declared to our common stockholders during the years ended December 31, 2009 and 2008 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2009
1st Quarter	$21,038	$25,311	$46,349	$46,533	$0.160
2nd Quarter	15,033	16,873	31,906	23,742	0.081
3rd Quarter	11,692	12,041	23,733	23,748	0.081
4th Quarter	12,093	11,676	23,769	23,774	0.081
Total	$59,856	$65,901	$125,757	$117,797	$0.403

2008
1st Quarter	$15,451	$17,098	$32,549	$33,100	$0.157
2nd Quarter	16,335	18,436	34,771	35,212	0.157
3rd Quarter	17,410	20,367	37,777	39,521	0.160
4th Quarter	19,803	23,899	43,702	45,923	0.164
Total	$68,999	$79,800	$148,799	$153,756	$0.638

(1)         Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for April through December of 2009 of $0.0271 and a declared daily distribution rate for the first quarter of 2009 of $0.0017808 and a declared daily distribution rate for January through August 2008 of $0.0017260 and for September through December 2008 of $0.0017808.

Operating performance cannot be accurately predicted due to numerous factors including our ability to invest capital at favorable yields, the financial performance of our investments in the current uncertain real estate environment, and the types and mix of investments in our portfolio. As a result, future total distributions paid and declared may continue to exceed cash flows from operating activities.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have certain properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to us.  Excluded from the table below are commitments of approximately $24.6 million for tenant improvements and leasing commissions which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of December 31, 2009 (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Notes payable principal (1)	$2,974,906	$223,607	$562,547	$93,542	$73,656	$94,003	$1,927,551
Interest expense	805,818	171,747	145,988	121,232	116,572	111,593	138,686
Ground leases	29,871	887	887	887	887	887	25,436
Total	$3,810,595	$396,241	$709,422	$215,661	$191,115	$206,483	$2,091,673

(1)                        Excludes unamortized net discounts of approximately $1.3 million.

Other Behringer Harvard Programs

As discussed elsewhere herein, the current economic crisis which began with the collapse of residential subprime credit markets and continued through an overall crisis in, and freeze of, the credit markets toward the end of 2008, followed by unemployment and economic declines unprecedented in the last 70 years, has had severely negative effects across substantially all commercial real estate. As the industry has been affected, other Behringer Harvard-sponsored investment programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market.  These economic conditions have adversely affected the financial condition of many of these programs’ tenants and lease guarantors, resulting in tenant defaults or bankruptcies.  Further, lowered asset values, as a result of declining occupancies, reduced rental rates, and greater tenant concessions and leasing costs, have reduced investor returns in these investment programs because these factors not only reduce current return to investors but also negatively impact the ability of these investment programs to refinance or sell their assets and to realize gains thereon.  In response to these economic stresses, these investment programs have altered their overall strategies from acquisition and growth to focusing on capital conservation, debt extensions and restructurings, reduction of operating expenses, and management of lease renewals, re-tenanting, declining occupancies and rental rates and increases in tenant concessions and leasing costs.  Identified and described in detail below are certain consequences of the current economic environment affecting certain characteristics of these other investment programs.

Distributions and Redemptions.  Behringer Harvard Mid-Term Value Enhancement Fund I LP has paid, and continues to pay, monthly distributions at a 6% annualized rate (all distribution rate calculations herein assume a per unit or share purchase price of $10.00 reduced for capital distributions arising from sales of assets).  While portfolio liquidation has been delayed because of current economic challenges, Behringer Harvard Mid-Term Value Enhancement Fund I is at the stage where it is operating with a view to provide capital returns to its investors through the sale of its assets, and it has entered into a contract to sell one of the five buildings currently included in its portfolio.  If that sale is consummated, the general partners currently anticipate distributing the net proceeds of the sale to the limited partners and would also consider reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher operating costs relative to revenues.

Behringer Harvard Opportunity REIT I, Inc. has maintained its 3% annualized rate, but moved from monthly to quarterly distributions.  The regular distribution of Behringer Harvard Short-Term Opportunity Fund I LP was discontinued beginning with the third quarter of 2009.  Behringer Harvard Opportunity REIT I and Behringer Harvard Mid-Term Value Enhancement Fund I have each indicated that their focus in the current environment is on capital preservation and that they may reduce their distribution rates or cease paying distributions.

In March 2009, to conserve capital, Behringer Harvard Opportunity REIT I suspended its share redemption program except for redemptions requested by shareholders by reason of death, disability, or confinement to long-term care.  Behringer Harvard Opportunity REIT I may further limit or suspend redemptions.  In connection with their announcements of their intention to enter their portfolio liquidation phase in December 2006, Behringer Harvard Mid-Term Value Enhancement Fund I and Behringer Harvard Short-Term Opportunity Fund I terminated their redemption programs (as well as their distribution reinvestment plans).

The recession has also negatively impacted the operating performance of Behringer Harvard Opportunity REIT I.  Cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of its properties.  As a result, a portion of the net cash required for distributions and capital expenditures of this REIT was funded from its cash on hand, including proceeds from its offerings and/or borrowings.

Estimated Valuations.  Both Behringer Harvard Mid-Term Value Enhancement I and Behringer Harvard Short-Term Opportunity Fund I announced estimated valuations as of December 31, 2009 of $7.09 and $6.45 per unit, respectively, of their limited partner units.  Behringer Harvard Opportunity REIT I announced estimated valuations of its common stock of $8.17 per share as of June 30, 2009 and $8.03 as of December 31, 2009.  Each of these units and shares were originally sold in their best efforts public offerings for a gross offering price of $10.00.

As with any valuation methodology, the methodologies used by the Behringer Harvard-sponsored investment programs utilize a number of estimates and assumptions.  Parties using different assumptions and estimates could derive a different estimated value and these differences could be significant.  The estimated values per share or unit were adopted pursuant to the specific valuation policies of these investment programs and do not represent the fair value of the shares or units calculated in accordance with GAAP or the price at which such shares or units would trade on a national securities exchange.  The valuation policies and the announcements of estimated values for these programs should be reviewed for additional information and limitations.

Waiver of Fees and Expenses.  Behringer Harvard Holdings and its affiliates have from time to time waived fees and expenses due from their sponsored investment programs.  In 2009, Behringer Harvard Holdings entities waived asset management fees and reimbursement of operating expenses of approximately $31,000 and $301,000, respectively, owed by Behringer Harvard Short-Term Opportunity Fund I, asset management fees and reimbursement of operating expenses of approximately $70,000 and $187,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund I LP (a privately offered program), and asset management fees and reimbursement of operating expenses of approximately $172,000 and $161,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund II LP (also a privately offered program).  In addition, Behringer Harvard Holdings entities waived property management oversight fees of approximately $161,000 owed by Behringer Harvard Strategic Opportunity Fund II LP.  There is no assurance that Behringer Harvard Holdings or its affiliated entities will waive or defer fees or expenses due from its sponsored investment programs in the future.

Impairments.  Under GAAP, Behringer Harvard-sponsored investment programs consider the applicability of any financial statement impairments of the assets that they own.  As a result of adverse economic conditions beginning in 2008 and continuing through 2009, Behringer Harvard Opportunity REIT I has taken impairments of approximately $19.4 million during the fiscal year ended December 31, 2008 and expects to take impairments in excess of $10.0 million during the fiscal year ended December 31,2009.  In addition, Behringer Harvard Opportunity REIT I has made mezzanine loans to develop two multifamily communities, which it has determined meet the criteria of “variable interest entities” under GAAP.  Therefore, Behringer Harvard Opportunity REIT I consolidates these entities, including the related real estate assets and third party construction financing, on its financial statements.  As of December 31, 2009, the outstanding principal balance of these mezzanine loans was approximately $22.7 million plus accrued interest, which was eliminated upon consolidation.  As of December 31, 2009, Behringer Harvard Opportunity REIT I believes that all of the amounts due under the mezzanine loans may not be collectible and, to the extent that it would in the future deconsolidate the investments, it would recognize an impairment of the mezzanine loans.  Also, for the years ended December 31, 2007 and 2008 Behringer Harvard Short-Term Opportunity Fund I recognized inventory valuation adjustments of approximately $2.4 million and $16.8 million, respectively, and expects to recognize inventory valuation adjustments of approximately $0.5 million for the fiscal year ended December 31, 2009.

Financings.  The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, have created a severe lack of credit, rising costs of any debt that is available and reluctance by lenders to lend as large a percentage of debt to equity than in prior periods.  These market disruptions have adversely affected all of the Behringer Harvard investment programs that substantially completed their equity offerings at or prior to the end of 2008 (except Behringer Harvard Mid-Term Value Enhancement Fund I which incurred no debt).  These investment programs have experienced property loan maturities that have not been refinanced or that have been refinanced at reduced values requiring additional collateral or equity and/or at higher interest rates or loan defaults related to certain of their assets.  These programs are working with their lenders to replace, extend, or restructure debt arrangements as they mature or to purchase or pay off the debt at discounted amounts.  To date, these investment programs have had success in these activities.  These investment programs each intend to continue with their efforts to manage their debt arrangements to preserve value for their investors but there is no assurances that they will be able retain all of their assets as mortgage loans mature.

Sponsor Activities.  Behringer Harvard Holding entities have also extended loans to Behringer Harvard Short-Term Opportunity Fund I, Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II.  The outstanding principal balance of these loans as of December 31, 2009 was approximately $13.9 million (net of the loan forgiveness described below), $10.8 million and $13.2 million, respectively.  On December 31, 2007 and 2009, Behringer Harvard Holdings forgave approximately $7.5 million and $15.0 million, respectively, of principal loans and all interest thereon owed by Behringer Harvard Short-Term Opportunity Fund I, which was accounted for as a capital contribution by its general partners.  Behringer Harvard Holdings has also leased vacant space at certain of the TIC Programs discussed below.  There is no assurance that Behringer Harvard Holdings or its affiliated entities will engage in such activities with respect to its sponsored investment programs in the future.

Co-Investor Arrangements.  Behringer Harvard Holdings sponsored private offerings from 2003 through 2005 for eight single asset co-investment arrangements structured as tenant-in-common programs (“TIC Programs”).  Behringer Harvard Strategic Opportunity Fund I sponsored one TIC Program.  As of December 31, 2009, we had acquired all TIC interests where we had been the largest TIC owner in four TIC Programs and remained the largest tenant-in-common investor in two TIC Programs.  Behringer Harvard Strategic Opportunity Fund I owns a tenant-in-common interest in the one TIC Program it sponsored, and the remaining TIC Program is owned by tenant-in-common investors with a small interest owned by Behringer Harvard Holdings.  The remaining TIC Program sold its property in 2008.

Investors in five of the TIC Programs received a positive total return on their investment including investors in one TIC Program who received a total return above what was projected in its private placement offering memorandum.  In general, the recession has adversely affected the operating performance of the remaining four TIC Programs.  One of the TIC Programs is underperforming relative to projections substantially due to representations made by the seller and its agents related to its operating expenses and revenues that Behringer Harvard Holdings believes to be false.  Behringer Harvard Holdings is currently engaged in a lawsuit where it has received settlements for the TIC investors while it remains in dispute with the former on-site property manager.  The tenant-in-common investors have received substantial settlement consideration and are no longer party to this suit.

Several Behringer Harvard-sponsored investment programs have made portfolio investments under co-investment arrangements, generally as partnerships.  Certain of these co-investors have threatened claims against these investment programs and their sponsor where current economic conditions have resulted in these investments underperforming expectations.  Other than as to Behringer Harvard Opportunity REIT I that has been sued by a co-investor in one such circumstance, none of these threats have resulted in lawsuits.  While there is not believed to be any merit in this lawsuit or any of the threats, the defense and any settlement of these claims may negatively impact returns to the investors in these investment programs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations.  This guidance makes certain modifications to previous standards, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition-related costs be expensed as incurred. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in this guidance.  We adopted this guidance on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, if any, primarily as acquisition costs will no longer be capitalized, but will be expensed.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Our adoption of this guidance on January 1, 2009 increased our total equity by approximately $17.9 million for the year ended December 31, 2008.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income available to common stockholders was not affected.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.   We adopted this guidance on January 1, 2009, and have included the required disclosures in the accompanying notes to our financial statements in this Annual Report on Form 10-K.

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.   We adopted this guidance on April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our interim financial statements issued subsequent to our adoption of the guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our financial statements in this Annual Report on Form 10-K.

In June 2009, the FASB issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  The adoption of this new guidance will not have a material impact on our financial statements.

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

Of our approximately $3.0 billion in notes payable at December 31, 2009, approximately $150.0 million represented debt bearing interest at variable rates, but which has interest rate swap agreements hedging against rises in interest costs.  As a result of the interest rate swap agreements, the $150.0 million variable rate debt effectively bears interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $0.8 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $1.4 million.

We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

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

Item 9.                                                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2009, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                 Other Information.

Annual Meeting of Stockholders

The Company held its Annual Meeting of Stockholders on October 29, 2009.  At the meeting, stockholders elected five directors.

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the meeting was required to elect each director, and all nominees standing for election were elected.  Results of the voting in connection with the election of directors were as follows:

		Withheld
Nominee	For	Authority
Robert M. Behringer	141,574,088	5,541,078
Robert S. Aisner	141,431,179	5,683,987
Charles G. Dannis	141,586,496	5,528,670
Steven W. Partridge	141,549,748	5,565,418
G. Ronald Witten	141,477,431	5,637,736

No other matters were submitted to a vote of security holders at the meeting.

Distributions

On March 11, 2010, our board of directors authorized a distribution payable to stockholders of record on March 31, 2010.  The distribution will be paid in cash on or before April 16, 2010.  The declared distribution equals a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or at any particular rate.  All or a portion of the distribution may constitute return of capital for tax purposes.

The general indicators of performance in the commercial office market have continued to be weak as a result of the global recession and the inherent lagging nature of office recovery comparative to the broader economy.  In this environment, rental concessions to keep assets leased along with increased capital expenditures in the form of tenant improvements and leasing commissions have the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving equity and capital for our stockholders.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2010, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2010, and is incorporated herein by reference.

Item 11.                                                    Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2010, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2010, and is incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2010, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2010, and is incorporated herein by reference.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2010, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2010, and is incorporated herein by reference.

Item 14.                                                    Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2010, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2010, and is incorporated herein by reference.

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

Schedule IV Mortgage Loans on Real Estate

3.                                      Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)                                Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)                                 Financial Statement Schedules.

All financial statement schedules, except for Schedule II, III and IV (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard REIT I, Inc.

Dated: March 17, 2010	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2010	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board of Directors

March 17, 2010	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and Director
(Principal Executive Officer)

March 17, 2010	/s/ Michael A. Ernst
Michael A. Ernst
Chief Financial Officer
(Principal Financial Officer)

March 17, 2010	/s/ Scott W. Fordham
Scott W. Fordham
Chief Accounting Officer
(Principal Accounting Officer)

March 17, 2010	/s/ Charles G. Dannis
Charles G. Dannis
Director

March 17, 2010	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 17, 2010	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 17, 2010

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2009 and 2008

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008
Assets
Real estate
Land	$507,061	$546,700
Buildings, net	3,254,708	3,529,309
Real estate under development	—	28,924
Total real estate	3,761,769	4,104,933

Cash and cash equivalents	179,583	337,458
Restricted cash	126,470	201,546
Accounts receivable, net	89,505	96,579
Prepaid expenses and other assets	9,455	9,213
Goodwill	11,539	11,655
Investments in unconsolidated entities	74,990	77,256
Deferred financing fees, net	24,622	34,229
Notes receivable	11,002	13,089
Lease intangibles, net	391,705	522,642
Total assets	$4,680,640	$5,408,600

Liabilities and equity

Liabilities
Notes payable	$2,973,617	$3,066,529
Accounts payable	2,247	13,596
Payables to related parties	1,892	8,300
Acquired below-market leases, net	122,150	152,870
Distributions payable	7,938	15,910
Accrued liabilities	122,374	125,986
Debentures	—	51,653
Deferred tax liabilities	1,424	3,450
Other liabilities	21,689	25,764
Total liabilities	3,253,331	3,464,058

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 292,493,778 and 288,807,752 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	2,612,961	2,579,030
Cumulative distributions and net loss	(1,190,133)	(641,704)
Accumulated other comprehensive loss	(4,718)	(10,747)
Behringer Harvard REIT I, Inc. stockholders’ equity	1,418,139	1,926,608
Noncontrolling interest	9,170	17,934
Total equity	1,427,309	1,944,542
Total liabilities and equity	$4,680,640	$5,408,600

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share amounts)

	2009	2008	2007

Rental revenue	$598,056	$600,624	$304,484

Expenses
Property operating expenses	184,254	167,076	74,120
Interest expense	187,116	189,753	99,203
Real estate taxes	84,628	78,286	42,101
Property management fees	17,461	17,370	9,069
Asset management fees	21,891	27,811	13,324
Loss on contract termination	—	5,000	—
Asset impairment losses	241,239	21,114	—
General and administrative	11,122	7,333	2,969
Depreciation and amortization	272,165	275,337	137,417
Total expenses	1,019,876	789,080	378,203

Interest income	3,307	7,027	25,525
Gain (loss) on early extinguishment of debt	(4,477)	1,258	—
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(422,990)	(180,171)	(48,194)

Benefit (provision) for income taxes	1,384	(892)	(571)
Equity in earnings of investments	284	1,331	5,117
Loss from continuing operations	(421,322)	(179,732)	(43,648)

Discontinued operations:

Income (loss) from discontinued operations	(17,765)	(2,309)	1,989
Gain on sale of discontinued operations	—	16,136	—
Income (loss) from discontinued operations	(17,765)	13,827	1,989

Gain on sale of assets	—	5,253	44

Net loss	(439,087)	(160,652)	(41,615)

Net (income) loss attributable to noncontrolling interest
Noncontrolling interest in continuing operations	5,915	259	(7)
Noncontrolling interest in discontinued operations	2,540	(28)	(9)

Net loss attributable to common stockholders	$(430,632)	$(160,421)	$(41,631)

Basic and diluted weighted average shares outstanding	291,738,617	240,187,641	171,544,399

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(1.42)	$(0.73)	$(0.25)
Discontinued operations	(0.05)	0.06	0.01
Basic and diluted loss per share	$(1.47)	$(0.67)	$(0.24)

Amounts attributable to common stockholders:
Continuing operations	$(415,407)	$(174,220)	$(43,611)
Discontinued operations	(15,225)	13,799	1,980
Net loss attributable to common stockholders	$(430,632)	$(160,421)	$(41,631)

Comprehensive loss:
Net loss	$(439,087)	$(160,652)	$(41,615)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swap to earnings	3,649	—	—
Unrealized gain (loss) on interest rate swap	2,388	(9,373)	(1,374)
Total other comprehensive income (loss)	6,037	(9,373)	(1,374)

Comprehensive loss	(433,050)	(170,025)	(42,989)
Comprehensive loss attributable to noncontrolling interest	8,447	231	(16)
Comprehensive loss attributable to common stockholders	$(424,603)	$(169,794)	$(43,005)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

						Cumulative
						Distributions
						and
						Net Loss	Accumulated
	Convertible Stock		Common Stock		Additional	Attributable to	Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
Balance at January 1, 2007	1	$—	121,884	$12	$1,085,806	$(171,376)	$—	$3,072	$917,514

Comprehensive loss:
Net income (loss)	—	—	—	—	—	(41,631)	—	16	(41,615)
Unrealized loss on interest rate swap	—	—	—	—	—	—	(1,374)	—	(1,374)
Total comprehensive loss	—	—	—	—	—	(41,631)	(1,374)	16	(42,989)

Issuance of common stock, net	—	—	80,029	9	712,756	—	—	—	712,765
Redemption of common stock	—	—	(2,291)	—	(19,984)	—	—	—	(19,984)
Distributions declared	—	—	—	—	—	(114,520)	—	(290)	(114,810)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,941	—	55,899	—	—	—	55,899
Acquisition value adjustment	—	—	—	—	—	—	—	15,251	15,251

Balance at December 31, 2007	1	$—	205,563	$21	$1,834,477	$(327,527)	$(1,374)	$18,049	$1,523,646

Comprehensive loss:
Net loss	—	—	—	—	—	(160,421)	—	(231)	(160,652)
Unrealized loss on interest rate swap	—	—	—	—	—	—	(9,373)	—	(9,373)
Total comprehensive loss	—	—	—	—	—	(160,421)	(9,373)	(231)	(170,025)

Issuance of common stock, net	—	—	78,556	8	698,589	—	—	—	698,597
Redemption of common stock	—	—	(3,710)	—	(33,040)	—	—	—	(33,040)
Distributions declared	—	—	—	—	—	(153,756)	—	(661)	(154,417)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	8,399	—	79,004	—	—	—	79,004
Acquisition value adjustment	—	—	—	—	—	—	—	777	777

Balance at December 31, 2008	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(430,632)	—	(8,455)	(439,087)
Reclassifications of unrealized loss on interest rate swap to earnings	—	—	—	—	—	—	3,644	5	3,649
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,385	3	2,388
Total comprehensive loss	—	—	—	—	—	(430,632)	6,029	(8,447)	(433,050)

Redemption of common stock	—	—	(3,250)		(31,633)	—	—	—	(31,633)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27	27
Distributions declared	—	—	—	—	—	(117,797)	—	(344)	(118,141)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	6,936	—	65,900	—	—	—	65,900
Costs of share issuance	—	—	—	—	(336)	—	—	—	(336)

Balance at December 31, 2009	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities
Net loss	$(439,087)	$(160,652)	$(41,615)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	259,063	21,114	—
Gain on sale of assets	—	(5,253)	(44)
Gain on sale of discontinued operations	—	(16,136)	—
(Gain) loss on early extinguishment of debt	4,477	(1,258)	—
Loss on contract termination	—	5,000	—
Loss on derivatives	2,296	—	—
Depreciation and amortization	275,045	280,621	141,462
Amortization of lease intangibles	1,549	1,653	1,322
Amortization of above/below market rent	(12,463)	(13,539)	(10,054)
Amortization of deferred financing and mark-to-market costs	8,405	8,851	1,872
Interest income capitalized to notes receivable	(18)	(77)	(530)
Equity in earnings of investments	(284)	(1,331)	(5,117)
Distributions from investments	1,068	1,331	5,117
Change in accounts receivable	(13,597)	(25,375)	(18,193)
Change in prepaid expenses and other assets	(435)	(1,654)	2,134
Change in lease commissions	(15,795)	(12,109)	(11,283)
Change in other lease intangibles	(403)	(2,564)	(2,703)
Change in accounts payable	162	(1,024)	2,502
Change in accrued liabilities	(3,447)	(14,278)	(1,981)
Change in payables to related parties	(3,526)	5,164	905
Cash provided by operating activities	63,010	68,484	63,794

Cash flows from investing activities
Return of investments	1,482	8,306	5,812
Purchases of real estate	(2,477)	(233,638)	(895,701)
Investments in unconsolidated entities	—	(49)	(4,430)
Escrow deposits, pre-acquisition and pre-disposition costs	—	(5,000)	(922)
Capital expenditures for real estate	(68,463)	(56,058)	(20,595)
Capital expenditures for real estate under development	(43,362)	(12,244)	(3,876)
Investment in variable rate demand notes	—	(80,000)	—
Proceeds from investment in variable rate demand notes	—	80,000	—
Notes receivable advances	—	—	(36,000)
Proceeds from notes receivable	2,126	4	36,533
Insurance proceeds received	16,000	5,057	—
Proceeds from sale of discontinued operations	41,749	40,281	—
Change in payables to related parties	—	—	(500)
Proceeds from sale of assets	—	6,628	—
Change in restricted cash	75,076	34,242	(126,693)
Cash provided by (used in) investing activities	22,131	(212,471)	(1,046,372)

Cash flows from financing activities
Financing costs	(2,456)	(1,328)	(27,420)
Proceeds from notes payable	150,000	280,000	340,000
Payments on notes payable	(242,660)	(448,858)	(2,102)
Termination of interest rate hedge	(2,101)	—	—
Payments on capital lease obligations	(74)	(5,438)	(24)
Issuance of common stock	—	782,540	799,125
Redemptions of common stock	(31,633)	(33,040)	(19,984)
Offering costs	(337)	(84,334)	(86,208)
Distributions	(60,213)	(70,454)	(55,293)
Contributions from noncontrolling interest	27	—	—
Conversion of debentures	(52,891)	(26,251)	(270)
Change in subscriptions for common stock	—	(2,984)	(232)
Change in subscription cash received	—	2,984	232
Change in payables to related parties	(678)	(6,339)	4,753
Cash (used in) provided by financing activities	(243,016)	386,498	952,577

Net change in cash and cash equivalents	(157,875)	242,511	(30,001)
Cash and cash equivalents at beginning of year	337,458	94,947	124,948
Cash and cash equivalents at end of year	$179,583	$337,458	$94,947

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

1.             Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We operate institutional quality real estate.  In particular, we have focused on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants.  We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  As of December 31, 2009, we owned interests in 73 office properties located in 23 states and the District of Columbia.  The properties include 72 operating institutional quality office buildings with office space that is currently 86% leased to tenants and one property, the initial development of which was completed in November 2009 but is currently unleased and not yet operational.

We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company that was organized in June 2007.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Advisors LP, a Texas limited partnership, which was merged into Behringer Advisors solely to change the type of entity.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP (“Behringer OP”), a Texas limited partnership organized in 2002.  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our direct and indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners holding substantially all of Behringer OP.

Public Offerings

We have completed three public offerings of our common stock at a price of $10.00 per share.  We terminated the third primary public offering on December 31, 2008 and terminated the Distribution Reinvestment Plan (“DRP”) portion of our third public offering in January 2009.  We de-registered the remaining shares on March 31, 2009.

On January 5, 2009, we commenced a public offering of up to 60,000,000 shares of common stock offered at a price of $9.50 per share under our DRP pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We are offering shares under our DRP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  As of December 31, 2009, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of these offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2009, we had 292,493,778 shares of our common stock outstanding, which includes 275,038,644 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 18,765,847 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings LLC (“Behringer Harvard Holdings”), offset by 6,853,715 shares redeemed.  As of December 31, 2009, we had no shares of preferred stock issued and outstanding and options to purchase 74,500 shares of common stock outstanding at a weighted average exercise price of $9.29.  At December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under accounting principles generally accepted in the United States of America (“GAAP”) was less than the nominal value paid for the shares; therefore, the difference is not material. The weighted average number of shares and earnings per share data for each reported period throughout this report reflect the effects of the stock dividend issued on October 1, 2005.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

Subscription proceeds were used for payment or reimbursement of dealer manager fees, selling commissions, offering expenses and operating expenses and may be utilized as consideration for investments.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

Our common stock is not currently listed on a national exchange.  However, between 2013 and 2017 management anticipates either listing the common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets prior to 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

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

2010	$57,239
2011	40,660
2012	31,541
2013	24,749
2014	20,969

As of December 31, 2009 and 2008, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
as of December 31, 2009	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
Cost	$3,678,242	$589,144	$61,784	$(183,470)
Less: depreciation and amortization	(423,534)	(228,100)	(31,123)	61,320
Net	$3,254,708	$361,044	$30,661	$(122,150)

		Lease Intangibles
		Assets		Liabilities
as of December 31, 2008	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
Cost	$3,793,103	$656,673	$70,450	$(195,364)
Less: depreciation and amortization	(263,794)	(179,519)	(24,962)	42,494
Net	$3,529,309	$477,154	$45,488	$(152,870)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

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

Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $89.5 million and approximately $96.6 million at December 31, 2009 and 2008, respectively.  Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $76.5 million and $59.0 million as of December 31, 2009 and 2008, respectively, approximately $17.2 million and $17.5 million of receivables from tenants of our consolidated real estate properties as of December 31, 2009 and 2008, respectively, and approximately $1.0 million and $1.8 million of other non-tenant receivables as of December 31, 2009 and 2008, respectively.  Accounts receivable at December 31, 2008 also included a $20.0 million receivable for estimated insurance proceeds resulting from hurricane damage that occurred at our Energy Centre property located in New Orleans, Louisiana prior to our acquisition of the property in December 2007.  During 2009, the estimate was revised to approximately $16.0 million and we received final payment of approximately $16.0 million for the insurance proceeds and the receivable balance was zero as of December 31, 2009.  Our allowance for doubtful accounts was approximately $5.2 million and $1.7 million as of December 31, 2009 and 2008, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

Goodwill

Goodwill consists of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.  In accordance with GAAP, our goodwill is not amortized, but instead is evaluated for impairment at least annually.  Based on our analysis, we concluded that no impairment in the value of goodwill occurred for the years ended December 31, 2009 or 2008.  During 2009, goodwill was reduced by approximately $0.1 million, related to the sale of our Royal Caribbean Center and DeVry University properties.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances that may indicate that carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

As a result of adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and likewise our portfolio of real estate assets, at December 31, 2009, we evaluated our real estate assets for impairment. We assessed the potential impairment of each of our real estate assets by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset, including both operating cash flows as well as proceeds from eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeded the estimated future undiscounted cash flows, we recognized an impairment loss to adjust the carrying amount of the asset to its estimated fair value at December 31, 2009.  As a result of our evaluation, we recorded non-cash impairment losses of approximately $259.1 million for the year ended December 31, 2009, including approximately $17.8 million in impairment losses included in discontinued operations.  If our assumptions regarding expected future cash flows from our use and eventual disposition of our assets decrease, we may incur additional impairment charges in the future.  We recorded non-cash impairment losses of approximately $21.1 million for the year ended December 31, 2008.  We did not record any impairment losses for the year ended December 31, 2007.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $24.6 million and approximately $34.2 million at December 31, 2009 and December 31, 2008, respectively.  Accumulated amortization of deferred financing fees was approximately $17.5 million and approximately $12.3 million as of December 31, 2009 and 2008, respectively.

Notes Receivable

Notes receivable totaled approximately $11.0 million and approximately $13.1 million at December 31, 2009 and 2008, respectively.

Our notes receivable at December 31, 2009 and 2008 included a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points and had a maturity date of December 9, 2009.  Monthly payments of interest only are required with principal due at maturity.  As of December 31, 2009, the principal amount remained unpaid and the loan was in default.  We have evaluated the collectability of all amounts due according to the contractual terms of the loan and no impairment loss has been recorded.  As of December 31, 2009, the note is earning interest at a rate of 7.73%.  As of March 10, 2010, the loan maturity date was extended to February 9, 2013.

At December 31, 2008, our notes receivable also included a $3.1 million receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.  We have the exclusive right of first offer to participate in the future development of the unentitled land.  In accordance with the provisions of the loan agreement which allows for prepayment, the borrower repaid $2.0 million of the outstanding principal balance in July 2009, resulting in an outstanding balance of approximately $1.0 million at December 31, 2009. The borrower is currently making principal and interest payments based on a revised amortization schedule that will result in the loan being paid in full upon maturity on June 21, 2013.  The annual interest rate under the loan is fixed at 7.75% and as of December 31, 2009, the loan was current.

Debentures

As part of our acquisition of the subsidiaries of IPC, we assumed a liability for outstanding debentures.  These debentures are referred to herein as “Series A” and “Series B.”  As of December 31, 2008, the liability related to outstanding debentures was approximately $51.7 million.  Series A debentures represented approximately $15.0 million of the outstanding liability, and Series B debentures represented approximately $36.7 million of the outstanding liability.  Restricted cash, totaling approximately $62.4 million at December 31, 2008, was held by the trustee for the purpose of paying interest and principal amounts due on the debentures as well as for the payment of any redemptions or conversions allowed under the indenture.

On April 10, 2009, we tendered an offer to the holders to purchase their debentures.  On May 29, 2009, the tender offer was extended until June 25, 2009 and provided that the debentures would be purchased at the face amount plus a premium for both series with payment made to the tendering holders on June 30, 2009.  Pursuant to the tender offer, on

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

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

A meeting of the debenture holders was held on August 10, 2009 amending the maturity date of the debentures to August 13, 2009 from November 30, 2014 and September 30, 2012 for the Series A and Series B debentures, respectively.   Using restricted cash held by the trustee, during the third quarter of 2009, all outstanding debentures were repaid including those debentures held by us.  After repayment of all outstanding debentures, the trustee returned to us the excess restricted cash totaling approximately $7.3 million.   As of December 31, 2009, there was no remaining liability related to debentures.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.   As of December 31, 2009 and 2008, the balance of our asset retirement obligations was approximately $9.3 million and approximately $9.7 million, respectively, and is included in other liabilities.

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of December 31, 2009 and 2008, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2009, 2008 and 2007 was approximately $19.2 million, $28.1 million and $22.3 million, respectively, and includes amounts recognized in discontinued operations.   As discussed above, our rental revenue also includes amortization of above- and below-market leases.  The total net increase to rental revenues due to the amortization of above- and below-market leases for the years ended December 31, 2009, 2008 and 2007 was approximately $12.5 million, $13.5 million and $10.1 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.  We recognized lease termination fees of approximately $7.9 million, $27.2 million and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90%

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains).  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We acquired the subsidiaries of IPC on December 12, 2007 and have qualified for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-Corporation, and for balance of the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

On March 14, 2003, the IRS released final regulations concerning the treatment of net built-in gains of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require that unless the C-corporation elects to recognize gains and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value at the time of the transaction, then the REIT will be subject to the rules of Section 1374 of the Code. In general terms, Section 1374 subjects the REIT to the maximum corporate-level tax rate on these built-in gains upon a taxable disposition of these assets that occurs within ten years from the date the REIT acquired the assets.  We have determined that the regulations are applicable to the assets held by IPC (US), Inc. and subsidiaries and are subject to the rules of Section 1374 of the Code for any built-in gains recognized within ten years of the acquisition of IPC (US), Inc. and subsidiaries.  However, based upon our projected holding periods, we believe that we will be able to forego incurring a tax liability attributable to any underlying difference between the tax basis of the acquired assets and the financial reporting basis as a result of applying fair value in purchase accounting.  Accordingly, we have not recorded an income tax provision, or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC.

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax.  As of December 31, 2009, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at December 31, 2009.  As a result of our electing REIT status for IPC (US), Inc. for 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The NOL carryovers will begin to expire in 2023.

In addition, at December 31, 2009, we have deferred tax liabilities of approximately $1.4 million and deferred tax assets of approximately $0.9 million related to various state taxing jurisdictions.  At December 31, 2008, we had deferred tax liabilities of approximately $3.5 million and deferred tax assets of approximately $37,000 related to various state taxing jurisdictions.

We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that the tax positions taken relative to our status as a REIT and IPC (US), Inc.’s status as a REIT will be sustained in any tax examination.  In addition, we believe that it is more likely than not that the tax positions taken relative to the taxable REIT subsidiaries will be sustained in any tax examination.

For the year ended December 31, 2009, we recognized a benefit for income taxes of approximately $1.4 million related to certain state and local income taxes.  For the year ended December 31, 2008 and 2007, we recognized a provision for income taxes of approximately $0.9 million and $0.6 million, respectively, related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of our affiliates (as defined in the plan). Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

stock price on the grant date. Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2009, 2008 and 2007, we had no significant compensation cost related to these share-based payments.

Redeemable Common Stock

Our board of directors has authorized a share redemption program for stockholders who hold their shares for more than one year.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death, disability, confinement to a long-term care facility, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

GAAP requires that securities that are convertible for cash at the option of the holder to be classified outside of equity.  Accordingly, we do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.

Concentration of Credit Risk

We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling interest

We hold a direct or indirect controlling interest in certain real estate partnerships and thus, consolidate their accounts with and into our accounts.  Noncontrolling interest in partnerships represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the period.

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  As of December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2009, we had options to purchase 74,500 shares of common stock outstanding at a weighted average exercise price of $9.29, and at December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

3.                                     New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations.  This guidance makes certain modifications to previous standards, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition-related costs be expensed as incurred. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in this guidance.  We adopted this guidance on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, if any, primarily as acquisition costs will no longer be capitalized, but will be expensed.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Our adoption of this guidance on January 1, 2009 increased our total equity by approximately $17.9 million for the year ended December 31, 2008.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income available to common stockholders was not affected.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.   We adopted this guidance on January 1, 2009, and have included the required disclosures in the accompanying notes to our financial statements.

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.   We adopted this guidance on April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our interim financial statements issued subsequent to our adoption of the guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying Note 2 to our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  The adoption of this new guidance will not have a material impact on our financial statements.

4.                                     Fair Value Measurements

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in accumulated other OCI within equity at each measurement date.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2009 and 2008 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
as of December 31, 2009
Derivative financial instruments	$(4,904)	$—	$(4,904)	$—

as of December 31, 2008
Derivative financial instruments	$(10,747)	$—	$(10,747)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

As a result of the continued adverse economic conditions and dislocations in the credit markets that have and continue to negatively impact the commercial real estate market as a whole, and likewise our portfolio of real estate assets, at December 31, 2009, we evaluated our real estate assets for impairment. As a result of our evaluation, we recorded non-cash impairment losses of approximately $259.1 million for the year ended December 31, 2009, including approximately $17.8 million in impairment losses included in discontinued operations.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  These fair value estimates are considered Level 3 under the fair value hierarchy described above.

The following table summarizes our impaired assets during December 31, 2009 measured at fair value (in thousands):

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses) (1)
Real estate	$452,300	$—	$—	$452,300	$(241,239)

(1)   Excludes approximately $17.8 million in impairment losses of our discontinued operations that were disposed of as of December 31, 2009.

Fair Value of Financial Instruments

Notes payable totaling approximately $3.0 billion in principal amount as of December 31, 2009 had a fair value of approximately $2.7 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2009.  The notes payable totaling approximately $3.1 billion as of December 31, 2008 had a fair value of approximately $2.8 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2008.  The carrying value of our

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments held at December 31, 2009 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

5.                                     Real Estate Activities

Acquisition

On December 30, 2009, we acquired a tract of land consisting of approximately 1.6 acres adjacent to our One BriarLake Plaza property in Houston, Texas for a contract purchase price of approximately $2.4 million.

Dispositions

On December 31, 2009, we sold our Royal Caribbean Center property, consisting of approximately 129,000 square feet, and our DeVry University property, consisting of approximately 94,000 square feet, to an unaffiliated third party for a combined contract sales price of approximately $43.0 million. These properties are both located in Miramar, Florida.  Prior to the sale, we owned an 86% controlling interest in each of these properties.  The sale generated proceeds of approximately $41.7 million of which approximately $26.8 million was used to repay the related mortgage debt..  An impairment loss of approximately $17.8 million was recorded on these properties during the year ended December 31, 2009.  There was no gain or loss recorded on the sale of these properties.

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

Our Consolidated Statements of Operations include the operations of the subsidiaries of IPC for the years ended December 31, 2009, 2008 and for the period from December 12, 2007 (the date of acquisition) through December 31, 2007.  The following summary presents the results of operations (in thousands) for the year ended December 31, 2007 on an unaudited pro forma basis, as if the transaction had occurred as of January 1, 2007.  The proforma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1, 2007, nor are they indicative of results of operations that may occur in the future.

2007
Total revenue	$560,351
Total expenses	(724,249)
Interest income	25,525
Gain on sale of assets	44
Income tax provision	686
Equity in losses from investments	(1,139)
Income from discontinued operations	1,989
Net loss	(136,793)
Net loss attributable to noncontrolling interest	(2,851)
Net loss attributable to common stockholders	$(139,644)

Basic and diluted weighted average shares outstanding	171,544

Basic and diluted loss per share	$(0.81)

6.                                     Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of December 31, 2009 and 2008 (in thousands):

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

	Ownership
Property Name	Interest	December 31, 2009	December 31, 2008

Wanamaker Building	60.00%	$52,921	$54,257
Alamo Plaza	33.93%	12,171	12,697
St. Louis Place	35.71%	9,898	10,302
Total		$74,990	$77,256

For the year ended December 31, 2009, we recorded approximately $0.3 million of equity in earnings and approximately $2.6 million of distributions from our investments in unconsolidated entities.  For the year ended December 31, 2008, we recorded approximately $1.3 million of equity in earnings and approximately $9.6 million of distributions from our investments in unconsolidated entities.  During 2008, we acquired the remaining third-party TIC interests in the 1300 Main, Minnesota Center and the Colorado Building properties and as a result, consolidated the 1300 Main property effective September 30, 2008 and the Minnesota Center and the Colorado Building properties effective December 31, 2008.  On July 1, 2008, we sold our 36.31% TIC interest in Enclave on the Lake, a property located in Houston, Texas, to an unaffiliated third party for a contract sales price of approximately $13.5 million.  Our equity in earnings for the years ended December 31, 2009 and 2008 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

7.                                     Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired a controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in real estate properties represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.  Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At December 31, 2009 and 2008, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments (in thousands):

	December 31,	December 31,
	2009	2008
Noncontrolling interests in real estate properties	$7,454	$15,428
Limited partnership units	1,702	2,506
IPC (US), Inc. preferred shares	14	—
	$9,170	$17,934

8.                                     Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include the development of a new building at Eldridge Place in Houston, Texas (“Three Eldridge Place”) and development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  For the year ended December 31, 2009 and 2008, we capitalized a total of approximately $32.4 million and $21.9 million in costs associated with real estate under development, respectively, including approximately $2.6 million and $0.5 million in interest for real estate under development, respectively.  In November 2009, we completed the major construction activity on our Three Eldridge Place property and the property was classified within Land and Building on our consolidated balance sheet at December 31, 2009.  At December 31, 2009, the property was not yet held available for occupancy and interest, property taxes, insurance and other property expenses continue to be capitalized.  We also halted the development of the parking facility at our Burnett Plaza property and that land was classified within Land on our consolidated balance sheet at December 31, 2009.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

9.                                     Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2009, for operating properties we consolidate are as follows (in thousands):

Year	Amount
2010	$392,891
2011	343,105
2012	298,185
2013	249,088
2014	202,481
Thereafter	559,081
Total	$2,044,831

10.                              Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Our interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

In December 2007, we entered into two interest rate swap agreements, each with a notional value of $100.0 million, or $200.0 million of notional value in total.  The swaps were entered into to fix the interest rate on $200.0 million of borrowings under our credit facility.  In June 2009, we terminated $50.0 million of notional amount under one of our swap agreements and paid down $50.0 million of the borrowings under our credit facility.  At that time, the remaining portion of the partially terminated swap no longer qualified for hedge accounting and has not been re-designated as a qualifying hedge since the debt and swap were partially terminated.  We paid approximately $2.1 million to terminate the $50.0 million notional amount of the swap.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the year ended December 31, 2009, we accelerated the reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming not probable of occurring.  The accelerated amount resulted in additional expense of approximately $2.5 million.

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of December 31, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2009, but do not represent exposure to credit, interest rate, or market risks:

		Number of	Interest Swap	Interest Swap
Type/Description	Notional Value	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow	$100,000	1	3.9925%	30-day LIBOR	December 13, 2010
Interest rate swap - other	$50,000	1	3.9925%	30-day LIBOR	December 13, 2010

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of December 31, 2009 and 2008 (in thousands):

	Liability derivatives
	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	$(3,269)	$(10,747)

Derivatives not designated as hedging instruments:
Interest rate swap	$(1,635)	$—

Total derivatives	$(4,904)	$(10,747)

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	For the Years Ended
	December 31, 2009	December 31, 2008
Interest rate swap	$2,388	$(9,373)
Total	$2,388	$(9,373)

	Amount reclassified from accumulated OCI into income
	For the Years Ended
Location	December 31, 2009	December 31, 2008
Interest expense (1)	$4,631	$2,260
Interest expense (2)	1,105	—
Total	$5,736	$2,260

(1)                     Increase in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of equity and offset dollar for dollar.

(2)                     Represents amortization of discontinued cash flow hedge.

	Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	For the Years Ended
Location	December 31, 2009	December 31, 2008
Interest expense (1)	$2,544	$—
Total	$2,544	$—

(1)                     Represents the accelerated reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming not probable to occur.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedge Instuments

		Amount recognized in income on derivative
		For the Years Ended
Description	Location	December 31, 2009	December 31, 2008

Interest rate swap	Interest expense	$278	$—
Total		$278	$—

Over time the unrealized loss of approximately $4.7 million held in accumulated OCI will be reclassified to earnings, all of which is expected to be reclassified over the next 12 months.

11.                              Notes Payable

Our notes payable was approximately $3.0 billion in principal amount at December 31, 2009, which consists of approximately $2.8 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  During June 2009, we paid down $50.0 million of the borrowings under our credit facility.  Our notes payable was approximately $3.1 billion at December 31, 2008.  At December 31, 2009, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.80%.  As of December 31, 2009, all of our $3.0 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At December 31, 2009, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $209.2 million, or approximately 7%, of our December 31, 2009 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.3 million, or approximately 18%, of our December 31, 2009 outstanding debt matures in 2011.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  On December 31, 2009, we restructured the loan secured by Ashford Perimeter, as discussed below under “—Troubled Debt Restructuring,” which was in default prior to the transaction, and as of December 31, 2009, we were in default or had events of default on four non-recourse property loans with a combined outstanding balance of approximately $129.4 million secured by 1650 Arch Street, 222 Bloomingdale Road, Executive Park and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 22, Gateway 23 and Southwest Center properties.  Of this $129.4 million, subsequent to December 31, 2009, we completed a discounted purchase, through a wholly-owned subsidiary, of the approximately $42.8 million note associated with the 1650 Arch Street property, resulting in a gain on the extinguishment of debt of approximately $9.6 million.  The approximately $42.8 million note payable remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  For the other properties with loans in default or that have experienced events of default as of December 31, 2009, we are in discussions with each of the lenders to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt, similar to the Ashford Perimeter transaction, or to purchase or payoff the debt at a discount, similar to the 1650 Arch Street transaction.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  For example, subsequent to December 31, 2009, pursuant to a deed in lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.   Further, we believe at least six other properties and potentially others have property loans that need to be modified during 2010 in order to support the underlying asset value.  At December 31, 2009, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

On June 9, 2009, Behringer OP entered into a first amendment (the “Modification”) to the Credit Agreement.  Among other things, the Modification (1) reduced the total amount of secured borrowings available under the credit facility to $193.0 million, available as revolving loans (subject to increase to $300.0 million upon Lender approval and payment of certain activation fees to the Agent and Lenders), (2) provided for the repayment and retirement of the $200.0 million term loan contained in the original credit facility, (3) reduced the ratio of EBITDA to fixed charges that Behringer OP is required to maintain, (4) allowed Behringer OP to use the acquisition cost of certain properties in calculating “gross asset value” (as defined in the Credit Agreement), (5) allowed Behringer OP to incur up to 10% of gross asset value in additional recourse indebtedness not previously permitted under the loan covenants, (6) eliminated cross-defaults to non-recourse indebtedness, (7) reduced the required minimum consolidated tangible net worth to $1.2 billion, (8) expanded the scope of permitted investments to include, subject to stated limits, mezzanine mortgage receivables and securities of publicly-traded REITs, and (9) provided for borrowings to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  In addition, the Collateral Pool Properties must always have a borrowing base value of $200.0 million, and must include at least four separate properties. As of December 31, 2009, the Collateral Pool Properties has a value, as defined in the Modification, of approximately $304.7 million.  The credit facility will continue to be secured by a perfected first priority lien and security interest in collateral that includes Behringer OP’s interests in certain subsidiaries that directly own our properties, as well as any distributions from Behringer OP’s subsidiaries, and to be guaranteed by Behringer Harvard REIT I, Inc. and our material subsidiaries, to the extent permitted under other debt obligations.

The credit facility matures on December 11, 2010.  It may be extended one additional year upon payment of an extension fee in an amount equal to fifteen basis points on the total amount of the credit facility in effect on the original maturity date.  Availability under the Modification is limited, during the initial term, to the lesser of (a) 60% of the aggregate appraised value of the Collateral Pool Properties (during the initial term), or 57.5% of that aggregate appraised value (during the extension term), or (b) the amount of debt that the Collateral Pool Properties could support under a debt service coverage test, determined in the manner provided in the Modification, based on a debt service coverage ratio of 1.30 during the initial term or 1.40 during the extension term (the “Borrowing Base Availability”).   Until our Three Eldridge Place property becomes stabilized, its contribution to the borrowing base will be equal to Behringer OP’s cash incurred costs, subject to a limit of 25% of the aggregate borrowing base value of all Collateral Pool Properties.

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

As of December 31, 2009 there was approximately $150.0 million outstanding under the revolving loans and we had approximately $32.6 million of additional borrowings available under the revolving loans.  As of December 31, 2009, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

The following table summarizes our notes payable as of December 31, 2009 (in thousands):

Principal payments due in:
2010	$223,607
2011	562,547
2012	93,542
2013	73,656
2014	94,003
Thereafter	1,927,551
unamortized discount	(1,289)
Total	$2,973,617

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Troubled Debt Restructuring

On December 31, 2009, we completed a restructure of the loan secured by our Ashford Perimeter property, located in Atlanta, Georgia.  The balance prior to the restructure of approximately $34.3 million was bifurcated into two tranches with the second tranche subordinate to the return of and return on additional contributions provided by us for debt service on the first tranche, operating shortfalls, anticipated re-leasing costs and capital improvements at the property. In addition, the loan maturity date was extended from February 1, 2012 to February 1, 2016. As part of the restructure, loan reserves of approximately $2.8 million were applied to the outstanding balance.

The loan restructure is considered a “troubled debt restructuring” as defined by GAAP. The anticipated future cash flows, including indeterminable future cash payments, may exceed the current carrying value; therefore no change is made to the carrying amount and no gain or loss was recognized at December 31, 2009.

12.                              Stockholders’ Equity

Capitalization

As of December 31, 2009, we had 292,493,778 shares of our common stock outstanding, which includes 275,038,644 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 18,765,847 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, offset by 6,853,715 shares redeemed.  As of December 31, 2009, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 74,500 shares of common stock outstanding at a weighted average exercise price of $9.29.  At December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In March 2009, our board of directors suspended, until further notice, redemptions under our share redemption program, other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) subject to the limits set forth in our share redemption program.  In November 2009, our board of directors elected until further notice to set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period as set forth in the Fourth Amended and Restated Share Redemption Program adopted by our board in November 2009.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

In November 2009, our board of directors elected until further notice to set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.   Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

For the years ended December 31, 2009 and 2008, we redeemed approximately 3.3 million and 3.7 million shares for approximately $31.6 million and $33.0 million, respectively.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of December 31, 2009, we had outstanding to the independent members of the board of directors options to purchase 74,500 shares of our common stock at a weighted average exercise price of $9.29 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the year ended December 31, 2009, 2008 and 2007.

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

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For the years ended December 31, 2009 and 2008, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.2 million and $0.3 million, respectively.  Distributions declared and payable as of December 31, 2009 were approximately $7.9

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

million, which included approximately $4.0 million of cash distributions payable and approximately $3.9 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the years ended December 31, 2009 and 2008 (in thousands):

2009	Total	Cash	DRP
1st Quarter	$46,603	$21,440	$25,163
2nd Quarter	23,777	11,415	12,362
3rd Quarter	23,783	11,891	11,892
4th Quarter	23,809	12,236	11,573
Total	$117,972	$56,982	$60,990

2008
1st Quarter	$33,168	$15,628	$17,540
2nd Quarter	35,280	16,623	18,657
3rd Quarter	39,590	18,199	21,391
4th Quarter	45,994	20,788	25,206
Total	$154,032	$71,238	$82,794

13.                              Related Party Transactions

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned approximately $0.1 million in acquisition and advisory fees or reimbursement of expenses in the year ended December 31, 2009.  Behringer Advisors earned approximately $13.7 million in acquisition and advisory fees and reimbursement of expenses for the investments we acquired in the year ended December 31, 2008.  Amounts recognized during the year ended December 31, 2009 were capitalized as part of an acquisition of land.  Amounts recognized during the year ended December 31, 2008 were capitalized as part of our real estate, goodwill or investments in unconsolidated entities.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the year ended December 31, 2009 and incurred approximately $0.9 million in debt financing fees for the year ended December 31, 2008.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $17.5 million and $17.6 million in the years ended December 31, 2009 and 2008, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management in connection with our real estate and investment properties.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the year ended December 31, 2009, we incurred and expensed approximately $21.9 million of asset management fees as compared to approximately $28.0 million

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

for the year ended December 31, 2008, respectively, inclusive of amounts recorded within discontinued operations.  Asset management fees of approximately $7.5 million were waived for the year ended December 31, 2009.

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

For the year ended December 31, 2009, we incurred and expensed approximately $28.2 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $20.0 million for the year ended December 31, 2008.

At December 31, 2009, we had payables to related parties of approximately $1.9 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2008, we had payables to related parties of approximately $8.3 million consisting primarily of acquisition and advisory fees, asset management fees, offering costs and operating expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are considered a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of December 31, 2009, assuming all the conditions above are met, Behringer Advisors would be paid approximately $1.0 million in disposition fees.

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

14.                              Commitments and Contingencies

As of December 31, 2009, we had commitments of approximately $24.6 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of December 31, 2009, assuming all conditions are met, Behringer Advisors would be paid approximately $1.0 million in disposition fees.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Interest paid, net of amounts capitalized	$178,072	$181,064	$94,158
Income taxes paid	$2,039	$2,669	$—

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$7,411	$18,079	$3,742
Addition to investment in unconsolidated entities in accrued liabilities	—	—	—
Escrow deposit applied to purchase of real estate	—	1,000	—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$65,900	$79,796	$56,283
Stock dividend	—	—	—
Limited partnership units issued in purchase of real estate	—	—	—
Redemption of stock in accrued liabilities	—	—	—
Mortgage notes assumed	—	90,503	1,251,086
Mortgage notes assumed by purchaser	—	(26,827)	—
Financing costs in accrued liabilities	—	17	—
Cancellation of debt through transfer of real estate	—	25,698	—
Recapture of noncontrolling interest in lieu of note	—	844	—

16.          Discontinued Operations

On December 31, 2009, we sold our Royal Caribbean Center and DeVry University properties, each located in Miramar, Florida to an unaffiliated third party for a combined contract sales price of approximately $43.0 million and resulting in proceeds of approximately $41.7 million of which approximately $26.8 million was used to repay the related mortgage debt.  On February 15, 2008, we sold our 9100 Mineral Circle property, located in Englewood, Colorado, to an unaffiliated third party for a contract sale price of approximately $27.0 million.  On June 5, 2008, we transferred our 11 Stanwix Street property, located in Pittsburg, Pennsylvania, to the lender associated with the property.  On August 1, 2008, we sold our 2383 Utah property, located in El Segundo, California, to an unaffiliated third party for a contract sale price of approximately $35.0 million.  The results of operations for these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 as summarized in the following table (in thousands):

	Year Ended December 31,
	2009	2008	2007

Rental revenue	$6,027	$9,780	$9,736

Expenses
Property operating expenses	334	1,993	857
Interest expense	1,513	3,724	1,525
Real estate taxes	1,169	695	879
Property and asset management fees	72	403	457
Asset impairment losses	17,824	—	—
Depreciation and amortization	2,880	5,283	4,045
Total expenses	23,792	12,098	7,763

Interest income	—	9	16
Income (loss) from discontinued operations	$(17,765)	$(2,309)	$1,989

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

17.          Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands except per share data):

2009 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$153,954	$148,625	$144,911	$150,566

Loss from continuing operations	(45,355)	(246,574)	(47,123)	(82,270)
Income (loss) from discontinued operations	(88)	73	(50)	(17,700)
Gain on sale of assets	—	—	—	—
Net loss	(45,443)	(246,501)	(47,173)	(99,970)
Net loss attributable to noncontrolling interest	837	4,661	171	2,786
Net loss attributable to common stockholders	$(44,606)	$(241,840)	$(47,002)	$(97,184)
Weighted average shares outstanding	290,426	292,022	292,085	292,395
Basic and diluted loss per share	$(0.15)	$(0.83)	$(0.16)	$(0.33)

2008 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$138,080	$155,210	$154,829	$152,505

Loss from continuing operations	(42,145)	(30,053)	(33,804)	(73,730)
Income (loss) from discontinued operations	5,233	(1,223)	9,657	160
Gain on sale of assets	185	—	5,068	—
Net loss	(36,727)	(31,276)	(19,079)	(73,570)
Net loss attributable to noncontrolling interest	286	234	247	(536)
Net loss attributable to common stockholders	$(36,441)	$(31,042)	$(18,832)	$(74,106)
Weighted average shares outstanding	210,475	223,973	245,832	279,974
Basic and diluted loss per share	$(0.17)	$(0.14)	$(0.07)	$(0.26)

18.          Subsequent Events

On February 1, 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of our property, KeyBank Center, to the lender associated with this property.  At December 31, 2009, the loan had an outstanding balance of approximately $27.1 million and a scheduled maturity date of August 2012.  KeyBank Center is located in Cleveland, Ohio and contains approximately 478,000 rentable square feet.

On February 9, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the approximately $42.8 million note associated with our property, 1650 Arch, from the lender associated with this property, resulting in a gain on extinguishment of debt of approximately $9.6 million.  The loan matures in August 2012.  The approximately $42.8 million note payable remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest.  The debt, which was in default at December 31, 2009, remains in default.  However, for consolidation purposes the debt is fully eliminated.

*****

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 17, 2010 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2009); such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in Item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 17, 2010

Valuation and Qualifying Accounts

Schedule II

December 31, 2009

( in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2009	$1,746	$6,695	$—	$3,197	$5,244
Year ended December 31, 2008	$540	$1,440	$—	$234	$1,746
Year ended December 31, 2007	$96	$351	$93	$—	$540

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2009

(in thousands)

							Gross amount
				Initial cost		Adjustments	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Building	to basis	close of period (2)	depreciation	construction	acquired
Ashford Perimeter	Atlanta, GA	31,505		8,479	31,662	(12,647)	27,494	6,980	1982	01/06/05
Lawson Commons	St. Paul, MN	58,062		2,021	75,881	187	78,089	13,710	1999	06/10/05
Downtown Plaza	Long Beach, CA	12,650		4,127	11,874	1,695	17,696	2,614	1982	06/14/05
Gateway 12	Diamond Bar, CA	70,750	(3)	1,600	6,319	11	7,930	1,118	1999	07/20/05
Gateway 22	Diamond Bar, CA	—	(3)	3,862	7,691	(4,088)	7,465	1,325	1999	07/20/05
Gateway 23	Diamond Bar, CA	—	(3)	5,295	10,864	(6,555)	9,604	1,824	1999	07/20/05
Southwest Center	Tigard, OR	—	(3)	2,106	16,317	621	19,044	2,977	2001	07/20/05
17655 Waterview	Richardson, TX	—	(3)	2,932	28,876	26	31,834	5,106	1998	07/20/05
Buena Vista Plaza	Burbank, CA	22,000		3,806	28,368	199	32,373	5,044	1991	07/28/05
One Financial Plaza	Minneapolis, MN	43,000		10,689	39,482	4,361	54,532	7,368	1960	08/02/05
Riverview Tower	Knoxville, TN	30,250		2,740	35,181	951	38,872	6,157	1985	10/05/05
1325 G Street	Washington, D.C.	100,000		71,313	60,681	4,085	136,079	10,629	1969	11/15/05
Woodcrest Corporate Center	Cherry Hill, NJ	50,400		5,927	49,977	1,767	57,671	8,440	1960	01/11/06
Burnett Plaza	Ft Worth, TX	111,500		6,239	157,171	9,983	173,393	24,988	1983	02/10/06
AMEC Paragon I & II	Houston, TX	16,300		2,550	23,338	33	25,921	3,506	1999/2003	03/14/06
Paces West	Atlanta, GA	84,000		8,838	88,172	3,106	100,116	13,662	1987/89	04/19/06
222 South Riverside Plaza	Chicago, IL	202,000		29,787	190,111	13,938	233,836	29,807	1971	06/02/06
The Terrace Office Park	Austin, TX	131,000		17,330	124,551	3,071	144,952	18,285	1997-2002	06/21/06
600 & 619 Alexander Road	Princeton, NJ	16,500		3,000	16,700	2,319	22,019	2,552	1983/85	06/28/06
Grandview II	Birmingham, AL	17,000		1,625	19,274	504	21,403	2,533	1998	10/20/06
Bank of America Plaza-Charlotte	Charlotte, NC	150,000		26,656	185,215	5,174	217,045	23,925	1974	10/26/06
Three Parkway	Philadelphia, PA	67,125		7,905	69,033	3,033	79,971	9,470	1970	10/30/06
4440 El Camino Real	Los Altos, CA	26,570		4,412	30,794	123	35,329	3,915	2000	11/02/06
Fifth Third Center-Cleveland	Cleveland, OH	49,250		1,424	52,075	2,690	56,189	6,725	1991	11/16/06
Resurgens Plaza	Atlanta, GA	82,000		—	92,980	4,153	97,133	12,230	1988	11/30/06
5 & 15 Wayside	Burlington, MA	—	(4)	8,917	61,709	50	70,676	7,411	1999/2001	12/08/06
One & Two Eldridge Place	Houston, TX	75,000		6,605	89,506	3,358	99,469	11,587	1984/86	12/13/06
250 W. Pratt	Baltimore, MD	35,494		6,700	39,861	6,890	53,451	6,854	1986	12/04-12/06
Centreport Office Center	Ft Worth, TX	—	(4)	3,175	12,917	(6,620)	9,472	1,181	1999	06/14/07
200 South Wacker	Chicago, IL	95,500		7,842	141,981	(45,050)	104,773	12,150	1981	11/01/07
One Financial Place	Chicago, IL	188,600		23,285	265,099	10,469	298,853	23,293	1984	11/01/07
10 & 120 South Riverside	Chicago, IL	225,000		40,476	311,716	14,996	367,188	28,238	1965	11/01/07
111 Woodcrest	Cherry Hill, NJ	—		1,000	5,417	(1,443)	4,974	444	1964	11/20/07
1650 Arch Street	Philadelphia, PA	42,823		24,000	60,825	(41,129)	43,696	4,270	1974	12/12/07
United Plaza	Philadelphia, PA	65,042		23,736	90,001	2,448	116,185	7,387	1975	12/12/07
One Oxmoor Place	Louisville, KY	99,088	(5)	2,851	17,614	154	20,619	1,498	1989	12/12/07
Hurstbourne Place	Louisville, KY	—	(5)	4,587	30,203	(17,441)	17,349	2,203	1982	12/12/07
Hurstbourne Park	Louisville, KY	—	(5)	2,297	12,728	(3,285)	11,740	1,117	1971	12/12/07
Hurstbourne Plaza	Louisville, KY	—	(5)	4,000	10,054	95	14,149	3,282	1971	12/12/07
Forum Office Park	Louisville, KY	—	(5)	6,811	32,548	1,443	40,802	2,927	1984	12/12/07
Lakeview	Louisville, KY	—	(5)	1,468	8,574	343	10,385	813	1989	12/12/07
Steeplechase Place	Louisville, KY	—	(5)	1,766	7,424	91	9,281	624	1989	12/12/07
Hunnington	Louisville, KY	—	(5)	978	5,507	(2,126)	4,359	420	1986	12/12/07
City Hall Plaza	Manchester, NH	—	(5)	2,516	27,509	413	30,438	2,211	1982	12/12/07
One & Two Chestnut Place	Worcester, MA	—	(5)	2,903	15,715	(1,091)	17,527	1,226	1990	12/12/07

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2009

(in thousands)

							Gross amount
				Initial cost		Adjustments	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Building	to basis	close of period (2)	depreciation	construction	acquired
Executive Park	Louisville, KY	5,582		—	6,311	(1,994)	4,317	490	1973	12/12/07
Energy Centre	New Orleans, LA	49,433		6,134	59,852	23,385	89,371	7,550	1984	12/12/07
Bank of America Plaza-Las Vegas	Las Vegas, NV	48,239		10,914	86,101	(24,411)	72,604	7,601	1975	12/12/07
KeyBank Center	Cleveland, OH	27,149		2,031	21,495	(2,646)	20,880	1,758	1969	12/12/07
One Edgewater Plaza	Staten Island, NY	35,321	(6)	12,789	26,292	(14,215)	24,866	2,310	1919	12/12/07
Tice Building	Woodcliff Lake, NJ	—	(6)	2,500	18,118	(8,767)	11,851	2,201	1988	12/12/07
222 Bloomingdale Road	White Plains, NY	10,227		—	13,990	(8,275)	5,715	1,048	1980	12/12/07
Fifth Third Center-Columbus	Columbus, OH	52,500		3,500	54,242	211	57,953	4,621	1928	12/12/07
City Center	St. Petersburg, FL	15,799		5,200	30,955	1,201	37,356	2,973	1984	12/12/07
5104 Eisenhower Boulevard	Tampa, FL	—	(4)	2,602	25,054	—	27,656	2,438	1998	12/12/07
Crescent Center	Memphis, TN	42,906		6,377	59,286	(9,079)	56,584	5,693	1986	12/12/07
Plaza at MetroCenter	Nashville, TN	25,000		3,341	35,333	795	39,469	3,065	1985	12/12/07
Loop Central	Houston, TX	45,953		11,653	86,587	3,621	101,861	8,168	1980-1982	12/12/07
Epic Center	Wichita, KS	15,392	(7)	951	19,609	(6,073)	14,487	1,914	1987	12/12/07
One Brittany Place	Wichita, KS	—	(7)	926	3,478	(2,142)	2,262	264	1984	12/12/07
Two Brittany Place	Wichita, KS	—	(7)	926	1,666	(1,127)	1,465	160	1984	12/12/07
801 Thompson	Rockville, MD	10,262		3,200	10,578	205	13,983	938	1963	12/12/07
500 E. Pratt	Baltimore, MD	58,800		—	66,390	366	66,756	5,382	2004	12/12/07
Westway One	Houston, TX	—	(4)	3,655	26,771	3,479	33,905	2,752	2007	1/15/08
One City Centre	Houston, TX	76,162		19,747	97,487	2,949	120,183	5,993	1962	6/19/08
One BriarLake Plaza	Houston, TX	—	(4)	9,602	119,660	4,268	133,530	6,192	2000	9/25/08
1300 Main	Houston, TX	34,934		6,230	42,253	671	49,154	2,661	1955	10/04 - 09/08
Minnesota Center	Bloomington, MN	27,608		3,500	35,809	(11,039)	28,270	1,780	1987	10/03-12/08
Colorado Building	Washington, D.C.	27,899		13,328	28,109	(46)	41,391	1,556	1903	08/04-12/08
Three Eldridge Place	Houston ,TX	—	(4)	3,090	54,968	—	58,058	—	2009	12/06-11/09
Totals		2,807,575		$542,772	$3,729,889	$(87,358)	$4,185,303	$423,534

Generally, each of our properties has a depreciable life of 25 years

(1) Excludes unamortized discount of approximately $1.3 million, $150.0 million of revolving loans outstanding under our credit facility and $17.3 million of consolidated TIC notes payable for our TIC properties, St. Louis Place and Alamo Plaza, which are accounted for under the equity method of accounting.

(2) The aggregate cost for federal income tax purposes is approximately $4.7 billion.

(3) Gateway 12, Gateway 22, Gateway 23, Southwest Center and 17655 Waterview are each held as collateral for this note payable.

(4) 5&15 Wayside, Centreport, 5104 Eisenhower, Westway One, One BriarLake Plaza and Three Eldridge Place are each held as collateral for our credit facility.

(5) One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(6) One Edgewater Plaza and  the Tice Building are each held as collateral for this note payable.

(7) Epic Center, One Brittany Place and Two Brittany Place are each held as collateral for this note payable.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Real Estate:
Balance at beginning of year	$4,368,727	$3,997,455	$1,950,045
Additions	105,352	458,961	2,047,410
Deductions	(288,776)	(87,689)	—
Balance at end of the year	$4,185,303	$4,368,727	$3,997,455

Accumulated depreciation:
Balance at beginning of year	$263,794	$116,745	$42,339
Depreciation expense	165,871	149,987	74,406
Deductions	(6,131)	(2,938)	—
Balance at end of the year	$423,534	$263,794	$116,745

Behringer Harvard REIT I, Inc.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2009

( in thousands)

Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to deliqunet principal or interest

Land - Austin, Texas	7.75%	June 21, 2013	principal and interest	$994	$994	$—

The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2009	2008	2007

Balance at beginning of year	$3,077	$3,000	$3,000
Additions	38	77	—
Collections	(2,121)	—	—
Balance at end of year	$994	$3,077	$3,000

*****

EXHIBIT INDEX

Exhibit Number	Description

3.1	Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on August 1, 2008)

3.2

Amended and Restated Bylaws (previously filed and incorporated by reference to Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-91532, filed on February 11, 2003)

3.2.1	Amendment to the Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

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

10.2

Fifth Amended and Restated Advisory Agreement between the Registrant and Behringer Advisors LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007), as amended by the First Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008) and the Second Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated May 14, 2009, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 10-Q filed on May 15, 2009)

10.3

Fifth Amended and Restated Property Management and Leasing Agreement, dated May 15, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on May 15, 2008), as amended by the First Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008), and the Second Amendment to the Fifth Amended and Restated Property Management Agreement, dated August 13, 2008 (previously filed and incorporated by reference to Form 8-K filed on August 13, 2008)

10.4

Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.5

Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.6

Credit Agreement dated as of December 11, 2007, by and among Behringer Harvard Operating Partnership I LP, as borrower, Keybank National Association, the other lenders which are parties to the agreement and other lenders that may become parties to the agreement, Keybank National Association, as agent, Keybanc Capital Markets, as Sole Book Manager, Keybank Capital Markets and Wachovia Bank National Association, as co-lead arrangers, and Aareal Bank AG and Westdeutsche Immobilienbank AG as co-documentation agents (previously filed and incorporated by reference to Form 10-K filed on March 31, 2008)

10.7

First Amendment to the Credit Agreement and Other Loan Documents by and among Behringer Harvard Operating Partnership I LP, as borrower, and Behringer Harvard REIT I, Inc, Behringer Harvard Eldridge Land LP, Behringer Harvard Centreport Office LP, Behringer Harvard Equity Drive LP, IPC Florida III, LLC, Behringer Harvard Wayside, LLC and Behringer Harvard Briarlake Plaza

LP, as guarantors, and Keybank National Association, as lender, the other lenders which are parties to the agreement and Keybank National Association, as agent (previously filed and incorporated by reference to Form 10-Q filed on August 14, 2009)

10.8

Development Agreement by and between Behringer Harvard REIT I, Inc. and Behringer Development Company LP, dated February 29, 2008 (previously filed and incorporated by reference to Form 8-K filed on March 4, 2008)

10.9

Agreement, dated November 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP, Behringer Advisors, LLC, HPT Management Services LP and HPT TIC Management Services LP (previously filed and incorporated by reference to Form 8-K filed on November 18, 2008)

10.10

Letter Agreement, dated May 14, 2009, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding waiver of asset management fees (previously filed and incorporated by reference to Form 10-Q filed on May 15, 2009)

10.11

Letter Agreement, dated October 29, 2009, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding waiver of asset management fees (previously filed and incorporated by reference to Form 8-K filed on October 30, 2009)

10.12

Reimbursement Agreement, dated November 12, 2009, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

10.13

Letter Agreement, dated February 17, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding waiver of asset management fees (previously filed and incorporated by reference to Form 8-K filed on February 17, 2010)

21.1	List of Subsidiaries *

23.1	Consent of Deloitte & Touche LLP *

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification *

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification *

32.1	Section 1350 Certifications *

99.1	Fourth Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to Form 10-Q filed on August 14, 2009)

* filed herewith