Form 10-Q
period 2010-03-31
BEHRINGER HARVARD REIT I INC
filed 2010-05-10
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, Behringer Harvard REIT I, Inc. had 293,825,032 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Real estate
Land	$505,296	$507,061
Buildings, net	3,209,835	3,254,708
Total real estate	3,715,131	3,761,769

Cash and cash equivalents	114,571	179,583
Restricted cash	117,671	126,470
Accounts receivable, net	92,448	89,505
Prepaid expenses and other assets	17,235	9,455
Goodwill	11,470	11,539
Investments in unconsolidated entities	75,020	74,990
Deferred financing fees, net	21,981	24,622
Notes receivable	10,938	11,002
Lease intangibles, net	368,072	391,705
Total assets	$4,544,537	$4,680,640

Liabilities and equity

Liabilities
Notes payable	$2,898,399	$2,973,617
Accounts payable	2,075	2,247
Payables to related parties	1,970	1,892
Acquired below-market leases, net	116,553	122,150
Distributions payable	7,964	7,938
Accrued liabilities	110,341	122,374
Deferred tax liabilities	1,764	1,424
Other liabilities	21,463	21,689
Total liabilities	3,160,529	3,253,331

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 293,433,871 and 292,493,778 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	29	29
Additional paid-in capital	2,621,814	2,612,961
Cumulative distributions and net loss	(1,241,095)	(1,190,133)
Accumulated other comprehensive loss	(3,639)	(4,718)
Total Behringer Harvard REIT I, Inc. equity	1,377,109	1,418,139
Noncontrolling interest	6,899	9,170
Total equity	1,384,008	1,427,309
Total liabilities and equity	$4,544,537	$4,680,640

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Rental revenue	$140,356	$151,522

Expenses
Property operating expenses	43,262	43,798
Interest expense	44,448	45,784
Real estate taxes	21,341	22,533
Property management fees	4,149	4,400
Asset management fees	4,947	7,306
General and administrative	3,341	3,059
Depreciation and amortization	62,468	70,062
Total expenses	183,956	196,942

Interest income	408	1,114
Gain on troubled debt restructuring	9,390	—
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(33,802)	(44,306)

Provision for income taxes	(550)	(217)
Equity in earnings of investments	476	210
Loss from continuing operations	(33,876)	(44,313)

Discontinued operations:

Income (loss) from discontinued operations	6,599	(1,130)

Net loss	(27,277)	(45,443)

Net income attributable to noncontrolling interest
Noncontrolling interest in continuing operations	155	794
Noncontrolling interest in discontinued operations	(10)	43

Net loss attributable to common stockholders	$(27,132)	$(44,606)

Basic and diluted weighted average shares outstanding	293,178,582	290,426,296

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(0.11)	$(0.15)
Discontinued operations	0.02	—
Basic and diluted loss per share	$(0.09)	$(0.15)

Amounts attributable to common stockholders:
Continuing operations	$(33,721)	$(43,519)
Discontinued operations	6,589	(1,087)
Net loss attributable to common stockholders	$(27,132)	$(44,606)

Comprehensive loss:
Net loss	$(27,277)	$(45,443)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swap to earnings	369	—
Unrealized gain on interest rate swap	712	568
Total other comprehensive income	1,081	568

Comprehensive loss	(26,196)	(44,875)
Comprehensive loss attributable to noncontrolling interest	143	837
Comprehensive loss attributable to common stockholders	$(26,053)	$(44,038)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
For the three months ended March 31, 2010

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(27,132)	—	(145)	(27,277)
Reclassifications of unrealized loss to earnings	—	—	—	—	—	—	368	1	369
Unrealized gain on interest rate swap	—	—	—	—	—	—	711	1	712
Total comprehensive loss	—	—	—	—	—	(27,132)	1,079	(143)	(26,196)

Redemption of common stock	—	—	(257)	—	(2,514)	—	—	—	(2,514)
Distributions declared	—	—	—	—	—	(23,830)	—	(2,128)	(25,958)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,197	—	11,371	—	—	—	11,371
Costs of share issuance	—	—	—	—	(4)	—	—	—	(4)

Balance at March 31, 2010	1	$—	293,434	$29	$2,621,814	$(1,241,095)	$(3,639)	$6,899	$1,384,008

For the three months ended March 31, 2009

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(44,606)	—	(837)	(45,443)
Unrealized gain on interest rate swap	—	—	—	—	—	—	568	—	568
Total comprehensive loss	—	—	—	—	—	(44,606)	568	(837)	(44,875)

Issuance of common stock, net	—	—	—	—	(258)	—	—	—	(258)
Redemption of common stock	—	—	(393)	—	(3,824)	—	—	—	(3,824)
Distributions declared	—	—	—	—	—	(46,534)	—	(101)	(46,635)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	2,664	—	25,311	—	—	—	25,311

Balance at March 31, 2009	1	$—	291,079	$29	$2,600,259	$(732,844)	$(10,179)	$16,996	$1,874,261

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net loss	$(27,277)	$(45,443)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gains on troubled debt restructuring	(15,941)	—
Loss on derivatives	12	—
Depreciation and amortization	62,702	72,116
Amortization of lease intangibles	384	434
Amortization of above/below market rent	(2,907)	(2,487)
Amortization of deferred financing and mark-to-market costs	2,127	2,172
Equity in earnings of investments	(476)	(210)
Distributions from investments	228	311
Change in accounts receivable	(2,444)	(6,072)
Change in prepaid expenses and other assets	(7,860)	(8,221)
Change in lease commissions	(3,403)	(2,722)
Change in other lease intangibles	(517)	(447)
Change in accounts payable	668	(245)
Change in accrued liabilities	(12,113)	(10,985)
Change in payables to related parties	104	(2,967)
Cash used in operating activities	(6,713)	(4,766)

Cash flows from investing activities
Return of investments	218	197
Capital expenditures for real estate	(10,044)	(11,624)
Capital expenditures for real estate under development	(1,904)	(19,257)
Proceeds from notes receivable	64	—
Change in restricted cash	8,799	(1,260)
Cash used in investing activities	(2,867)	(31,944)

Cash flows from financing activities
Financing costs	—	(174)
Payments on notes payable	(38,335)	(3,055)
Payments on capital lease obligations	(18)	(22)
Redemptions of common stock	(2,514)	(63)
Offering costs	(4)	(258)
Distributions to common stockholders	(12,434)	(21,038)
Distributions to noncontrolling interest	(2,127)	(106)
Conversion of debentures	—	(659)
Change in payables to related parties	—	(694)
Cash used in financing activities	(55,432)	(26,069)

Net change in cash and cash equivalents	(65,012)	(62,779)
Cash and cash equivalents at beginning of period	179,583	337,458
Cash and cash equivalents at end of period	$114,571	$274,679

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.             Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We operate institutional quality real estate.  In particular, we have focused on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants.  We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  As of March 31, 2010, we owned interests in 72 office properties located in 23 states and the District of Columbia.  The properties include 71 operating properties with office space that is currently 86% leased to tenants and one property, the initial development of which was completed in November 2009 but is currently unleased and not yet operational.

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

2.             Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of March 31, 2010 and consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated statements of cash flows for the periods ended March 31, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2010 and December 31, 2009 and our consolidated results of operations and our consolidated cash flows for the periods ended March 31, 2010 and 2009.  These adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of the above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

April - December 2010	$40,906
2011	$40,444
2012	$31,296
2013	$24,286
2014	$20,610

As of March 31, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of March 31, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,670,376	$568,329	$58,920	$(180,486)
Less: depreciation and amortization	(460,541)	(228,072)	(31,105)	63,933
Net	$3,209,835	$340,257	$27,815	$(116,553)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,678,242	$589,144	$61,784	$(183,470)
Less: depreciation and amortization	(423,534)	(228,100)	(31,123)	61,320
Net	$3,254,708	$361,044	$30,661	$(122,150)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.

Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $92.4 million and $89.5 million at March 31, 2010 and December 31, 2009, respectively.  Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $80.1 million and $76.5 million as of March 31, 2010 and December 31, 2009, respectively, approximately $15.9 million and $17.2 million of receivables from tenants of our consolidated real estate properties as of March 31, 2010 and December 31, 2009, respectively, and approximately $1.0 million of other non-tenant receivables as of both March 31, 2010 and December 31, 2009.  Our allowance for doubtful accounts was approximately $4.6 million and $5.2 million as of March 31, 2010 and December 31, 2009, respectively.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

Goodwill

Goodwill consists of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.  In accordance with GAAP, our goodwill is not amortized, but instead is evaluated for impairment at least annually.  During the three months ended March 31, 2010, goodwill was reduced by approximately $0.1 million, related to the disposal of our KeyBank Center property.

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

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

We did not have any impairment losses for the three months ended March 31, 2010 or 2009.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $22.0 million and $24.6 million at March 31, 2010 and December 31, 2009, respectively.  Accumulated amortization of deferred financing fees was approximately $19.1 million and $17.5 million as of March 31, 2010 and December 31, 2009, respectively.

Notes Receivable

Notes receivable totaled approximately $10.9 million and approximately $11.0 million at March 31, 2010 and December 31, 2009, respectively.

Our notes receivable at March 31, 2010 and December 31, 2009 included a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment has a maturity date of February 9, 2013 and earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points, which was equal to 7.73% as of March 31, 2010.  This interest is

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

paid monthly.  In addition to interest received each month, additional interest accrues on the unpaid principal balance at the rate of 1.69% per year during the period from March 9, 2010 until March 8, 2012 and at a rate of 2.69% per year during the period from March 9, 2012 until maturity.  The additional accrued interest will compound monthly and be added to the unpaid principal balance due at maturity.  As of March 31, 2010, the loan was current.

Our notes receivable also includes a receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  The mortgage loan had a balance of approximately $0.9 million and $1.0 million at March 31, 2010 and December 31, 2009, respectively.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.  We have the exclusive right of first offer to participate in the future development of the unentitled land.  The borrower is currently making principal and interest payments based on an amortization schedule that will result in the loan being paid in full upon maturity on June 21, 2013.  The annual interest rate under the loan is fixed at 7.75% and as of March 31, 2010, the loan was current.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of March 31, 2010 and December 31, 2009, the balance of our asset retirement obligations was approximately $9.2 million and $9.3 million, respectively, and is included in other liabilities.

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

As of March 31, 2010 and December 31, 2009, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2010 and 2009 was approximately $3.8 million and $6.3 million, respectively, and includes amounts recognized in discontinued operations.   As discussed above, our rental revenue also includes amortization of above- and below-market leases.  The total net increase to rental revenues due to the amortization of above- and below-market leases for the three months ended March 31, 2010 and 2009 was approximately $2.9 million and $2.6 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement.  We recognized lease termination fees of approximately $1.3 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains).  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax.  As of March 31, 2010, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at March 31, 2010.  As a result of our electing REIT status for IPC (US), Inc. since 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The NOL carryovers will begin to expire in 2023.

In addition, at March 31, 2010, we have deferred tax liabilities of approximately $1.8 million and deferred tax assets of approximately $0.9 million related to various state taxing jurisdictions.  At December 31, 2009, we had deferred tax liabilities of approximately $1.4 million and deferred tax assets of approximately $0.9 million related to various state taxing jurisdictions.

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

For the three months ended March 31, 2010 and 2009, we recognized a provision for income taxes of approximately $0.6 million and $0.2 million, respectively, related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of our affiliates (as defined in the plan). Awards are granted at the fair market value on the date of grant with fair value

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the three months ended March 31, 2010 and 2009, we had no significant compensation cost related to these share-based payments.

Redeemable Common Stock

Our board of directors has authorized a share redemption program for stockholders who hold their shares for more than one year.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death, disability, confinement to a long-term care facility, or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our distribution reinvestment plan (“DRP”), (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

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

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  As of March 31, 2010 and December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of March 31, 2010, we had options to purchase 74,500 shares of common stock outstanding at a weighted average exercise price of $9.29, and at March 31, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4.             New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of a VIE.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  Our adoption of this new guidance on January 1, 2010 did not have a material impact on our financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We will adopt the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
as of March 31, 2010
Derivative financial instruments	$(3,836)	$—	$(3,836)	$—

as of December 31, 2009
Derivative financial instruments	$(4,904)	$—	$(4,904)	$—

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.9 billion in principal amount as of March 31, 2010 had a fair value of approximately $2.6 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on March 31, 2010.  Notes payable totaling approximately $3.0 billion in principal amount as of December 31, 2009 had a fair value of approximately $2.7 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2009.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments held at March 31, 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

6.             Real Estate Activities

Dispositions

On February 1, 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of a property, KeyBank Center, to the lender associated with this property, resulting in a gain on troubled debt restructuring of $6.5 million which is reflected as part of our discontinued operations.  Prior to the transaction, the loan had an outstanding balance of approximately $27.1 million and a scheduled maturity date of August 2012.  KeyBank Center is located in Cleveland, Ohio and contains approximately 478,000 rentable square feet.

7.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of March 31, 2010 and December 31, 2009 (in thousands):

	Ownership
Property Name	Interest	March 31, 2010	December 31, 2009

Wanamaker Building	60.00%	$53,169	$52,921
Alamo Plaza	33.93%	12,031	12,171
St. Louis Place	35.71%	9,820	9,898
Total		$75,020	$74,990

For the three months ended March 31, 2010, we recorded approximately $0.5 million of equity in earnings and approximately $0.4 million of distributions from our investments in unconsolidated entities.  For the three months ended March 31, 2009, we recorded approximately $0.2 million of equity in earnings and approximately $0.5 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the three months ended March 31, 2010 and 2009 from these

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

8.             Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired a controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in real estate properties represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.  Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At March 31, 2010 and December 31, 2009, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments (in thousands):

	March 31,	December 31,
	2010	2009
Noncontrolling interests in real estate properties	$5,257	$7,454
Limited partnership units	1,628	1,702
IPC (US), Inc. preferred shares	14	14
	$6,899	$9,170

9.             Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, including those not yet available for occupancy. For the three months ended March 31, 2010 and 2009, we capitalized a total of approximately $1.5 million and $13.4 million in costs associated with real estate under development, respectively, including approximately $0.8 million and $0.4 million in interest for real estate under development, respectively.  In November 2009, we completed the major construction activity on our Three Eldridge Place property, located in Houston, Texas.  As of March 31, 2010, the property was not yet available for occupancy and interest, property taxes, insurance and other property expenses continue to be capitalized.

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

We have two interest rate swap agreements, one with a notional value of $100.0 million and one with a notional value of $50.0 million.  The swaps were entered into to fix the interest rate on $150.0 million of borrowings under our credit facility.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2010, but do not represent exposure to credit, interest rate, or market risks:

		Number of	Interest Swap	Interest Swap
Type/Description	Notional Value	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow hedge	$100,000	1	3.9925%	30-day LIBOR	December 13, 2010
Interest rate swap - other	$50,000	1	3.9925%	30-day LIBOR	December 13, 2010

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of March 31, 2010 and December 31, 2009 (in thousands):

	Derivative Liabilities
	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap	$(2,557)	$(3,269)

Derivatives not designated as hedging instruments:
Interest rate swap	$(1,279)	$(1,635)

Total derivative liabilities	$(3,836)	$(4,904)

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended
	March 31, 2010	March 31, 2009
Interest rate swap	$712	$568
Total	$712	$568

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended
Location	March 31, 2010	March 31, 2009
Interest expense (1)	$941	$1,697
Interest expense (2)	369	—
Total	$1,310	$1,697

(1)   Increase in fair value as a result of accrued interest associated with our swap transactions are recorded in OCI and subsequently reclassified into income.  Such amounts are shown net in the statements of equity and offset dollar for dollar.

(2)   Represents amortization of discontinued cash flow hedge.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		For the Three Months Ended
	Location	March 31, 2010	March 31, 2009

Interest rate swap	Interest expense	$114	$—
Total		$114	$—

Over time the unrealized loss of approximately $3.6 million held in OCI will be reclassified to earnings, all of which is expected to be reclassified over the next 9 months.

11.          Notes Payable

Our notes payable was approximately $2.9 billion in principal amount at March 31, 2010, which consists of approximately $2.7 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  At March 31, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.78%.  As of March 31, 2010, all of our $2.9 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At March 31, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $209.1 million, or approximately 7%, of our March 31, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and which we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.2 million, or approximately 19%, of our March 31, 2010 outstanding debt matures in 2011.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2010, in addition to the default on the note associated with the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on three non-recourse property loans with a combined outstanding balance of approximately $86.6 million secured by 222 Bloomingdale Road, Executive Park and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 22, Gateway 23 and Southwest Center properties.  We are in discussions with each of the lenders to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders.  Further, we believe at least seven other properties and potentially others have property loans that need to be modified during 2010 in order to support the underlying asset value.  At March 31, 2010, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Troubled Debt Restructuring

During the three months ended March 31, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.4 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.4 million gain was approximately $0.03 per weighted average share for the three months ended March 31, 2010.

During the three months ended March 31, 2010, pursuant to a deed in lieu of foreclosure, we also transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per weighted average share for the three months ended March 31, 2010.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for up to $193.0 million of secured borrowings, available as revolving loans.  The borrowings are to be supported by

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.  As of March 31, 2010, the Collateral Pool Properties has a value, as defined in the Credit Agreement of approximately $307.0 million.  The credit facility matures on December 11, 2010 and may be extended one additional year upon payment of an extension fee.  As of March 31, 2010, there was approximately $150.0 million outstanding under the revolving loans and we had approximately $34.2 million of additional borrowings available under the revolving loans.  As of March 31, 2010, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

The following table summarizes our notes payable as of March 31, 2010 (in thousands):

Principal payments due in:
April - December 2010	$219,644
2011	561,206
2012	26,532
2013	73,699
2014	94,049
Thereafter	1,926,717
unamortized discount	(3,448)
Total	$2,898,399

12.          Stockholders’ Equity

Capitalization

As of March 31, 2010, we had 293,433,871 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 26,898,657 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, offset by 10,360,416 shares redeemed.  As of March 31, 2010, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 74,500 shares of common stock outstanding at a weighted average exercise price of $9.29.  At March 31, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In 2009, our board of directors suspended, until further notice, redemptions under our share redemption program, other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) subject to the limits set forth in our share redemption program and elected until further notice to set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2010, we redeemed approximately 257,000 shares for approximately $2.5 million.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of March 31, 2010, we had outstanding to the independent members of the board of directors options to purchase 74,500 shares of our common stock at a weighted average exercise price of $9.29 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2010, 25% during 2011 and 50% during 2012.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the three months ended March 31, 2010 and 2009.

Distributions

Effective since April 2009, the declared distributions rate is equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For the three months ended March 31, 2010 and 2009, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $35,000 and $69,000, respectively.  Distributions declared and payable as of March 31, 2010 were approximately $8.0 million, which included approximately $4.3 million of cash distributions payable and approximately $3.7 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the three month ended March 31, 2010 and 2009 (in thousands):

1st Quarter	Total	Cash	DRP
2010	$23,866	$12,598	$11,268
2009	$46,603	$21,440	$25,163

13.          Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the three months ended March 31, 2010 or 2009.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the three months ended March 31, 2010 or 2009.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $4.2 million and $4.5 million in the three month periods ended March 31, 2010 and 2009, respectively for the services provided by HPT Management in connection with our properties.  Property management fees associated with our sold properties are classified in discontinued operations.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the three months ended March 31, 2010, we incurred and expensed approximately $5.0 million of asset management fees as compared to approximately $7.4 million for the three months ended March 31, 2009.  Asset management fees associated with our sold properties are classified in discontinued operations.  Asset management fees of approximately $2.2 million were waived for the three months ended March 31, 2010.

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

For the three months ended March 31, 2010, we incurred and expensed approximately $7.7 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $6.9 million for the three months ended March 31, 2009.

At March 31, 2010, we had payables to related parties of approximately $2.0 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2009, we had payables to related parties of approximately $1.9 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever. Based on sales of properties through March 31, 2010, assuming all the conditions above are met, Behringer Advisors would be paid approximately $1.0 million in disposition fees.

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

14.          Commitments and Contingencies

As of March 31, 2010, we had commitments of approximately $24.0 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  Based on sales of properties through March 31, 2010, assuming all conditions are met, Behringer Advisors would be paid approximately $1.0 million in disposition fees.  For a description of the conditions for payment, see Footnote 13 above.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2010 and 2009: (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Interest paid, net of amounts capitalized	$38,206	$42,647
Income taxes paid	$594	$512

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$7,781	$5,753
Transfer of real estate through cancellation of debt	$19,055	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$11,371	$25,311
Cancellation of debt through transfer of real estate	$26,323	$—
Redemption of stock in accrued liabilities	$—	$3,761

16.          Discontinued Operations

During the three months ended March 31, 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of our property, KeyBank Center, to the lender associated with this property.  On December 31, 2009, we sold our Royal Caribbean Center and DeVry University properties, each located in Miramar, Florida to an unaffiliated third party.  The results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Rental revenue	$513	$4,058

Expenses
Property operating expenses	11	1,403
Interest expense	28	769
Real estate taxes	114	817
Property and asset management fees	35	149
Depreciation and amortization	234	2,054
Total expenses	422	5,192

Gain on troubled debt restructuring	6,508	—
Interest income	—	4

Income (loss) from discontinued operations	$6,599	$(1,130)

17.          Subsequent Event

In addition to the loan defaults described in the Notes Payable note on page 18, as of May 10, 2010, a default has occurred on the loan associated with our Minnesota Center property with an outstanding debt balance of approximately $27.5 million.  We are in discussions with the lender on this loan to either restructure the debt or to purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the property to the lender.

*****

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our increasing vacancy rates and our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans to support the underlying asset values, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 18, 2010, and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any,  in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities are evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of the above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Intangible liabilities generally consist of below-market leases.    Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

We did not have any impairment charges for the three months ended March 31, 2010 or 2009.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer OP.

At March 31, 2010 we owned interest in 71 operating office properties with approximately 24.9 million rentable square feet.  At March 31, 2009, we owned interests in 74 operating office properties with approximately 25.6 million rentable square feet.  During the three months ended March 31, 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of a property located in Cleveland, Ohio to the lender associated with this property.  During December 2009, we sold two properties located in Miramar, Florida.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties; and thus, our earnings are negatively impacted by a deterioration of our rental revenue.  The following factors have resulted in a deterioration of our rental revenue: (1) our failure to renew or execute new leases as current leases expire, (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases, (3) tenant concessions and (4) tenant defaults.

During the three months ended March 31, 2010, we had approximately 1.2 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 1.1 million square feet with an average net rent that was approximately $0.65 per square foot, or 4%, lower than expiring rent.

During the three months ended March 31, 2010, we renewed approximately 0.8 million square feet with leasing costs of approximately $13.48 per square foot with an average term of approximately 4.9 years; executed leases for approximately 0.1 million square feet of expansion space with leasing costs of approximately $21.22 per square foot with an average term of approximately 4.1 years; and entered into new leases totaling approximately 0.2 million square feet with leasing costs of approximately $19.76 per square foot with an average term of approximately 5.3 years.  During the three months ended March 31, 2010, we renewed 66% of expiring leases and 68% of expiring square feet.

Our portfolio occupancy remained at 86% at March 31, 2010, consistent with December 31, 2009 occupancy.  We have approximately 1.8 million square feet of scheduled lease expirations in the remainder of 2010 and approximately 2.8 million square feet of scheduled lease expirations in 2011.  Given the amount of scheduled lease expirations, we expect occupancy levels and property net operating income to decline on a comparative and absolute basis.

As we have previously described, adverse economic conditions and dislocations in the credit markets are impacting our business, results of operations and financial condition.  We are experiencing an increase in the number of existing or potential new tenants seeking rental concessions, including reduced rental rates or other financial incentives for remaining or becoming a tenant.  Also, a number of tenants have suffered, or appear to be suffering, financial difficulties in their business, including, in some cases tenants that have filed, or are contemplating filing, bankruptcy or insolvency proceedings.

Substantially all of our assets are currently subject to mortgages, generally for debt incurred in connection with their acquisition or which were in place upon acquisition.  Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings.  Current market conditions also make it more difficult to refinance maturing debt.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, over the past two years, capitalization rates (or cap rates) for office properties have increased.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although positive for new property acquisitions, the overall impact will likely be negative for us because, we believe, it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable thus requiring us to use more equity to refinance or borrow new monies.

The reduction in property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates may also cause us to reconsider our long-term strategy for certain of our properties, especially those where the principal balance of the debt encumbering the property appears to exceed the value of the asset under current market conditions.  For example, our advisor and board of directors may decide to redeploy our capital to more effective uses by reducing the amount of monies we fund as capital expenditures or have us cease making debt service payments on certain properties as well as by negotiating agreements with lenders conveying the deed to these properties to the lenders.  Reductions in our property net operating income will also further impact our ability to maintain the level of distributions currently being paid to our stockholders.  As a result, our board of directors will likely reduce or cease the distributions we pay to our stockholders.

We undergo continuous evaluations of property level performance, credit market conditions and financing options. Although we did not record any impairment losses in the three months ended March 31, 2010, as a result of our evaluations, over the last six fiscal quarters we have recorded non-cash impairment losses of approximately $280.2 million, including approximately

$21.3 million related to our real estate assets included in discontinued operations.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

By late May 2010, we expect our board to determine an estimated per share value that is not based solely on the offering price of shares in our most recently completed primary offering.  The performance issues described above will likely result in an estimated value that is lower than the $10.00 per share price at which we sold shares in our last primary offering.  Continued declines in the value of our assets will likely negatively impact the estimated value of our shares ultimately determined by our board.  In addition, the price of shares offered through our DRP will not be adjusted until a new estimated value is announced.  Thus, the current offering price of shares under the DRP will likely significantly exceed the price at which we will offer shares under the DRP following the estimation of value of our shares.  The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us. To the extent that a material number of participants in this program choose to terminate or reduce their level of participation, our capital will be further constrained.

Results of Operations

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended March 31, 2010 was approximately $140.4 million as compared to approximately $151.5 million for the three months ended March 31, 2009 and was generated by our consolidated real estate properties.  The $11.1 million decrease was primarily attributable to a decrease in tenant rental income of approximately $3.0 million, which related to decreased occupancy of approximately 3% as compared to the prior year, a decrease in straight-line rental revenue of approximately $2.4 million, a decrease in tenant recovery income of approximately $5.1 million and various other decreases totaling approximately $0.6 million.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2010 were approximately $43.3 million as compared to $43.8 million for the three months ended March 31, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The decrease of approximately $0.5 million was primarily attributable to a decrease in utility expense of approximately $1.0 million, partially offset by various increases totaling approximately $0.5 million.

Interest Expense.  Interest expense for the three months ended March 31, 2010 was approximately $44.4 million as compared to approximately $45.8 million for the three months ended March 31, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $1.4 million decrease from prior year was primarily a result of our reduced mortgages payable and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2010 were approximately $21.3 million as compared to approximately $22.5 million for the three months ended March 31, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $1.2 million decrease was primarily due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the three months ended March 31, 2010 were approximately $4.1 million as compared to $4.4 million for the three months ended March 31, 2009 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.3 million decrease was primarily attributable to lower property revenue.

Asset Management Fees. Asset management fees for the three months ended March 31, 2010 were approximately $4.9 million as compared to approximately $7.3 million for the three months ended March 31, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $2.4 million decrease from the prior year was primarily attributable to an approximate $2.2 million waiver of asset management fees for the three months ended March 31, 2010.  We can provide no assurance that our advisor will waive additional asset management fees in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2010 were approximately $3.3 million as compared to approximately $3.1 million for the three months ended March 31, 2009 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2010 was approximately $62.5 million as compared to approximately $70.1 million for the three months ended March 31, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The decrease of approximately $7.6 million primarily resulted from decreased amortization expense related to our acquired lease intangibles.

Interest Income. Interest income for the three months ended March 31, 2010 was approximately $0.4 million as compared to approximately $1.1 million for the three months ended March 31, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $0.7 million decrease from the prior year was primarily due to lower cash balances.

Gain on troubled debt restructuring.  Gain on troubled debt restructuring for the three months ended March 31, 2010 was approximately $9.4 million and related to the settlement of debt of our loan associated with our 1650 Arch property.  We had no gain on troubled debt restructuring for the three months ended March 31, 2009.   During the three months ended March 31, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with the 1650 Arch Street property.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended March 31. 2010 was approximately $0.5 million as compared to $0.2 million for three months ended March 31, 2009 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.3 million increase from prior year primarily resulted from increased net income at the Wanamaker Building.

Discontinued Operations

Income (loss) from Discontinued Operations.  Income from discontinued operations for the three months ended March 31, 2010 was approximately $6.6 million as compared to a loss of approximately $1.1 million for the three months ended March 31, 2009.  Income (loss) from discontinued operations is comprised of the results of operations from our KeyBank Center property disposed of in February 2010 and the Royal Caribbean Center and DeVry University properties disposed of in December 2009.  The income from discontinued operations for the three months ended March 31, 2010, includes an approximately $6.5 million gain on troubled debt restructuring related to KeyBank Center.  During the three months ended March 31, 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.

Cash Flow Analysis

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

Cash flows used in operating activities totaled approximately $6.7 million for the three months ended March 31, 2010 compared to $4.8 million for the three months ended March 31, 2009.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the three months ended March 31, 2010 compared to March 31, 2009, including results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $21.6 million in 2010 compared to approximately $28.5 million in 2009.

Cash flows used in investing activities for the three months ended March 31, 2010 were approximately $2.9 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $10.0 million and capital expenditures for real estate development of approximately $1.9 million, partially offset by approximately $8.8 million in the change in restricted cash. During the three months ended March 31, 2009, cash flows used in investing activities were approximately $31.9 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $11.6 million, capital expenditures for real estate development of approximately $19.3 million, and approximately $1.3 million in the change in restricted cash.

Cash flows used in financing activities for the three months ended March 31, 2010 were approximately $55.4 million and were comprised primarily of payments on notes payable of approximately $38.3 million, distributions to our stockholders of approximately $12.4 million, redemptions of common stock of approximately $2.5 million and distributions to noncontrolling interest holders of approximately $2.1 million.  During the three months ended March 31, 2009, cash flows used in financing activities were approximately $26.1 million and were comprised primarily of payments on notes payable of approximately $3.1 million and distributions to our stockholders of approximately $21.0 million.

For a detailed discussion of our liquidity strategy and how we funded distributions, see “Liquidity and Capital Resources” below.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries, as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs, to further evaluate our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO and MFFO, together with the required GAAP presentations, provide a more complete understanding of our performance.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(27,277)	$(45,443)
Net income attributable to noncontrolling interest	145	837

Adjustments:
Real estate depreciation and amortization from consolidated properties (1)	62,702	72,116
Real estate depreciation and amortization from unconsolidated properties (2)	1,689	1,749
Gain on sale of depreciable real estate	—	—
Noncontrolling interest share of above adjustments(3)	(330)	(729)
Funds from operations (FFO) (4)	$36,929	$28,530

Impairment charges	—	—
Fair value adjustments to derivatives	12	—
Acqusition-related costs	—	—
Noncontrolling interest share of above adjustments	—	—
Modified funds from operations (MFFO)(4)	$36,941	$28,530

Weighted average shares	293,179	290,426

MFFO per share	$0.13	$0.10

(1)	Reflects the depreciation and amortization of continuing operations, as well as discontinued operations.

(2)

This represents our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting. The depreciation and amortization expense of our unconsolidated interests are reflected in our equity in earnings of investments.

(3)

Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of the real estate depreciation and amortization, an adjustment for the limited partnership unit holders’ proportionate share of the real estate depreciation and amortization.

(4)

FFO, as defined by NAREIT, does not allow for excluding a gain on extinguishment of debt, unless that gain is deemed to be an extraordinary item. We define MFFO to further exclude impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs. MFFO does not exclude gain on extinguishment of debt. For the three months ended March 31, 2010, we recognized non-extraordinary gains on extinguishment of debt (gains on troubled debt restructuring) of approximately $15.9 million, including approximately $6.5 million recorded as part of income (loss) from discontinued operations. If these non-cash gains were excluded from MFFO for the three months ended March 31, 2010, the resulting MFFO would have been $0.07 per weighted average share rather than the $0.13 presented above.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  The amounts presented below include items related to our consolidated properties as well as items that are reflected in our equity in earnings of investments and discontinued operations.

•                  Straight-line rental revenue of approximately $4.1 million and $6.4 million was recognized as a net increase to rental revenue for the three months ended March 31, 2010 and 2009, respectively;

•                  Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $3.0 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively; and

•                  Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $2.1 million and $2.2 million was recognized as interest expense for the three month periods ended March 31, 2010 and 2009, respectively.

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

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be for operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, refinancing or restructuring our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, asset management fees and payment of distributions.  Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any outside source of cash will be challenging and is planning accordingly.

As of March 31, 2010, we had cash and cash equivalents of $114.6 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our current principal demand for funds, we anticipate our short-term liquidity requirements to be approximately $653.7 million over the next twelve months.  However, we will likely need to generate additional liquidity for long-term liquidity requirements.  Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; asset dispositions; contribution of existing assets to joint ventures; proceeds from additional secured or unsecured debt financings and refinancings; reduction or elimination of the amount of distributions paid; decreases in the amount of nonessential capital expenditures; and proceeds from public or private issuances of debt or equity securities.  We also intend to utilize retained capital as a result of the partial suspension and funding limit of the share redemption program and the reduction in our distribution rate, which occurred in 2009.

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the potential disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the potential disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  For example, in December 2009, we sold our Royal Caribbean Center property, consisting of approximately 129,000 square feet, and our DeVry University property, consisting of approximately 94,000 square feet, to an unaffiliated third party for a combined contract sales price of approximately $43.0 million. These properties are both located in Miramar, Florida, which we do not consider a core market for our portfolio.  Prior to the sale, we owned an 86% controlling interest in each of these properties, and the sale generated proceeds of approximately $41.7 million of which approximately $26.8 million was used to repay the related mortgage debt.  Currently, we intend to sell at least five other properties in non-core markets and two other non-strategic properties during 2010.  We do not have any properties under contract to sell, and in the current economic environment it is difficult to predict whether any of these sales will be completed within the next twelve months.

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

Although we have minimal debt obligations that mature in 2010, assuming we extend our credit facility for one year as permitted, we continually evaluate our debt maturities.  Part of our overall strategy includes actively addressing our debt maturities in 2011 and considering alternative courses of action if the capital markets continue to be volatile.  Based on our current assessment, we believe there will be refinancing alternatives available, but these alternatives may materially impact our expected financial results and liquidity due to higher interest rates and additional equity requirements.  However, if refinancing alternatives are not available and we have insufficient liquidity to repay the maturing debt, the related lenders could foreclose on certain of our properties.

Although we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source in 2010.  Due to market conditions and our leverage and liquidity positions, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

Notes Payable

Our notes payable was approximately $2.9 billion in principal amount at March 31, 2010, which consists of approximately $2.7 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  At March 31, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.78%.  As of March 31, 2010, all of our $2.9 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At March 31, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $209.1 million, or approximately 7%, of our March 31, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.2 million, or approximately 19%, of our March 31, 2010 outstanding debt matures in 2011.  We can provide no assurance that we will be able to refinance or restructure our debt upon maturity.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2010, in addition to the default on the note associated with the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on three non-recourse property loans with a combined outstanding balance of approximately $86.6 million secured by 222 Bloomingdale Road, Executive Park and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 22, Gateway 23 and Southwest Center properties.  In addition, subsequent to March 31, 2010, a default has occurred on the loan associated with our Minnesota Center property with an outstanding debt balance of approximately $27.5 million.  We are in discussions with the lenders on these loans to either restructure the debt or to purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders. Further, we believe at least six other properties and potentially others have property loans that need to be modified during 2010 in order to support the underlying asset value, some of which may have imminent defaults or events of defaults. At March 31, 2010, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Troubled Debt Restructuring

During the three months ended March 31, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.4 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.4 million gain was approximately $0.03 per weighted average share for the three months ended March 31, 2010.

During the three months ended March 31, 2010, pursuant to a deed in lieu of foreclosure, we also transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per weighted average share for the three months ended March 31, 2010.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for up to $193.0 million of secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.   The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties. As of March 31, 2010, the Collateral Pool Properties has a value, as defined in the Credit Agreement of approximately $307.0 million.  The credit facility matures on December 11, 2010 and may be extended one additional year upon payment of an extension fee.  As of March 31, 2010, there was approximately $150.0 million outstanding under the revolving loans and we had approximately $34.2 million of additional borrowings available under the revolving loans.  As of March 31, 2010, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%.

Share Redemption Program

In 2009, our board of directors suspended, until further notice, redemptions under our share redemption program, other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (“exceptional redemptions”) subject to the limits set forth in our share redemption program and elected to set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders. For the three months ended March 31, 2010, we redeemed approximately 257,000 shares for approximately $2.5 million.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand and general financial condition.  The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status.

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery comparative to the broader economy.  Contributing to this is the continued growth in unemployment, widely recognized as the key factor in vacancy levels, which have also increased nationally.  Lower occupancy levels nationally and in our portfolio have the effect of reducing net operating income available for coverage of expenses and cash for distributions.  Furthermore, in a lower occupancy environment, competitive rental concessions are offered by most office landlords to keep assets leased or attract new tenants, along with increased capital expenditures in the form of tenant improvements and leasing commissions necessary to lease lost occupancy.  This further contributes to the need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving equity and capital for our stockholders with the likely forthcoming necessity to reduce future distributions in order to bolster our cash position to better weather the lagging weakness in the office real estate sector.

If cash flows from operating activities are not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  We may, for example, generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

The total distributions paid to common stockholders for the three months ended March 31, 2010 and 2009 were approximately $23.8 million and $46.3 million, respectively.  Of the distributions paid to common stockholders for the three months ended March 31, 2010 and 2009, approximately $11.4 million and $25.3 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $12.4 million and $21.0 million to fund the distributions for these periods.  For the three months ended March 31, 2010 and 2009, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $35,000 and $69,000, respectively.  For the three months ended March 31, 2010 and 2009, cash flow used in operating activities was approximately $6.7 million and $4.8 million, respectively.  For the three months ended March 31, 2010 and 2009, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $19.1 million and $25.8 million, respectively.

The following are the distributions paid and declared to our common stockholders during the three months ended March 31, 2010 and 2009 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
1st Quarter
2010	$12,434	$11,371	$23,805	$23,830	$0.081
2009	$21,038	$25,311	$46,349	$46,534	$0.160

(1)   Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first quarter of 2010 of $0.0271 and a declared daily distribution rate for the first quarter of 2009 of $0.0017808.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment, the types and mix of investments in our portfolio and our ability to invest additional capital, if available, at favorable yields. As a result, future distributions paid and declared may continue to exceed cash flows from operating activities.

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

Of our approximately $2.9 billion in notes payable at March 31, 2010, approximately $150.0 million represented debt bearing interest at variable rates, but which has interest rate swap agreements hedging against rises in interest costs.  As a result of the interest rate swap agreements, the $150.0 million revolving loans effectively bear interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $1.0 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $0.4 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  At March 31, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $209.1 million, or approximately 7%, of our March 31, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.2 million, or approximately 19%, of our March 31, 2010 outstanding debt matures in 2011.  Due to (1) potentially reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) limited access to commercial real estate mortgages in the current market and (5) material changes in lending parameters, including lower loan-to-value ratios, we face significant challenges refinancing our current debt on acceptable terms or at all.

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

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of March 31, 2010, approximately 45% of our net operating income, which represents property revenues less property related expenses, was derived from properties located in the metropolitan areas of Chicago, Philadelphia and Houston. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenues.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In 2009, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions and set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended March 31, 2010 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
January 2010	—	$—	—		(1)
February 2010	256,837	$9.79	256,837		(1)
March 2010	—	$—	—		(1)

(1)        A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Reserved.

None.

Item 5.                    Other Information.

On May 4, 2010, Michael A. Ernst provided notification of his resignation as our Chief Financial Officer and Treasurer and all other officer positions with our subsidiaries, Behringer Advisors, HPT Management and their affiliates.  Mr. Ernst will continue his association with Behringer Advisors to assist with transitional matters through May 14, 2010.  We expect to identify a successor to this position by the end of June.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: May 10, 2010	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

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

Letter Agreement, dated February 17, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 8-K filed on February 22, 2010)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, effective as of April 13, 2010 (previously filed and incorporated by reference to Form 8-K filed on April 16, 2010)

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