Form 10-Q
period 2010-06-30
BEHRINGER HARVARD REIT I INC
filed 2010-08-09
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, Behringer Harvard REIT I, Inc. had 294,471,120 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Real estate
Land	$493,237	$507,061
Buildings, net	3,111,640	3,254,708
Total real estate	3,604,877	3,761,769

Cash and cash equivalents	113,820	179,583
Restricted cash	119,673	126,470
Accounts receivable, net	93,562	89,505
Prepaid expenses and other assets	14,572	9,455
Goodwill	—	11,539
Investments in unconsolidated entities	69,511	74,990
Deferred financing fees, net	19,357	24,622
Notes receivable	10,423	11,002
Lease intangibles, net	351,278	391,705
Assets associated with real estate held for sale	54,905	—
Total assets	$4,451,978	$4,680,640

Liabilities and equity

Liabilities
Notes payable	$2,853,308	$2,973,617
Accounts payable	4,095	2,247
Payables to related parties	2,006	1,892
Acquired below-market leases, net	109,312	122,150
Distributions payable	2,455	7,938
Accrued liabilities	125,156	122,374
Deferred tax liabilities	2,271	1,424
Other liabilities	20,817	21,689
Obligations associated with real estate held for sale	43,890	—
Total liabilities	3,163,310	3,253,331

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 294,210,507 and 292,493,778 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	29	29
Additional paid-in capital	2,627,766	2,612,961
Cumulative distributions and net loss	(1,343,430)	(1,190,133)
Accumulated other comprehensive loss	(2,338)	(4,718)
Total Behringer Harvard REIT I, Inc. equity	1,282,027	1,418,139
Noncontrolling interest	6,641	9,170
Total equity	1,288,668	1,427,309
Total liabilities and equity	$4,451,978	$4,680,640

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Rental revenue	$138,057	$144,031	$276,112	$292,970

Expenses
Property operating expenses	41,503	45,250	84,131	88,295
Interest expense	43,973	47,083	87,812	92,258
Real estate taxes	18,734	21,054	39,639	43,281
Property management fees	4,148	4,172	8,233	8,504
Asset management fees	4,894	4,732	9,770	11,933
Asset impairment losses	52,003	191,083	52,003	191,083
General and administrative	2,467	2,970	5,808	6,029
Depreciation and amortization	59,583	67,950	121,228	136,456
Total expenses	227,305	384,294	408,624	577,839

Interest income	386	813	794	1,927
Loss on early extinguishment of debt	—	(4,035)	—	(4,035)
Gain on troubled debt restructuring	—	—	9,390	—
Loss from continuing operations before income taxes and equity in earnings of investments	(88,862)	(243,485)	(122,328)	(286,977)

Provision for income taxes	(580)	(167)	(1,130)	(384)
Equity in earnings of investments	65	152	541	362
Loss from continuing operations	(89,377)	(243,500)	(122,917)	(286,999)

Discontinued operations:

Income (loss) from discontinued operations	(332)	(3,001)	5,931	(4,945)

Net loss	(89,709)	(246,501)	(116,986)	(291,944)

Net loss (income) attributable to noncontrolling interest
Noncontrolling interest in continuing operations	238	4,671	393	5,465
Noncontrolling interest in discontinued operations	—	(10)	(10)	33

Net loss attributable to common stockholders	$(89,471)	$(241,840)	$(116,603)	$(286,446)

Basic and diluted weighted average shares outstanding	293,963,393	292,021,935	293,573,156	291,228,523

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(0.30)	$(0.82)	$(0.42)	$(0.96)
Discontinued operations	—	(0.01)	0.02	(0.02)
Basic and diluted loss per share	$(0.30)	$(0.83)	$(0.40)	$(0.98)

Amounts attributable to common stockholders:
Continuing operations	$(89,139)	$(238,829)	$(122,524)	$(281,534)
Discontinued operations	(332)	(3,011)	5,921	(4,912)
Net loss attributable to common stockholders	$(89,471)	$(241,840)	$(116,603)	$(286,446)

Comprehensive loss:
Net loss	$(89,709)	$(246,501)	$(116,986)	$(291,944)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swap to earnings	367	2,912	736	2,912
Unrealized gain on interest rate swap	935	734	1,647	1,302
Total other comprehensive income	1,302	3,646	2,383	4,214

Comprehensive loss	(88,407)	(242,855)	(114,603)	(287,730)
Comprehensive loss attributable to noncontrolling interest	237	4,661	380	5,498
Comprehensive loss attributable to common stockholders	$(88,170)	$(238,194)	$(114,223)	$(282,232)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
For the six months ended June 30, 2010

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(116,603)	—	(383)	(116,986)
Reclassifications of unrealized loss to earnings	—	—	—	—	—	—	735	1	736
Unrealized gain on interest rate swap	—	—	—	—	—	—	1,645	2	1,647
Total comprehensive loss	—	—	—	—	—	(116,603)	2,380	(380)	(114,603)

Redemption of common stock	—	—	(516)	—	(5,035)	—	—	—	(5,035)
Distributions declared	—	—	—	—	—	(36,694)	—	(2,149)	(38,843)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	2,233	—	19,847	—	—	—	19,847
Costs of share issuance	—	—	—	—	(7)	—	—	—	(7)

Balance at June 30, 2010	1	$—	294,211	$29	$2,627,766	$(1,343,430)	$(2,338)	$6,641	$1,288,668

For the six months ended June 30, 2009

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(286,446)	—	(5,498)	(291,944)
Reclassification of unrealized loss to earnings	—	—	—	—	—	—	2,912	—	2,912
Unrealized gain on interest rate swap	—	—	—	—	—	—	1,302	—	1,302
Total comprehensive loss	—	—	—	—	—	(286,446)	4,214	(5,498)	(287,730)

Redemption of common stock	—	—	(1,501)	—	(14,679)	—	—	—	(14,679)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27	27
Distributions declared	—	—	—	—	—	(70,274)	—	(183)	(70,457)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	4,441	—	42,183	—	—	—	42,183
Cost of share issuance	—	—	—	—	(321)	—	—	—	(321)

Balance at June 30, 2009	1	$—	291,748	$29	$2,606,213	$(998,424)	$(6,533)	$12,280	$1,613,565

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net loss	$(116,986)	$(291,944)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	52,003	193,099
Loss on early extinguishment of debt	—	4,035
Gains on troubled debt restructuring	(15,941)	—
Gain on derivatives	(87)	2,102
Depreciation and amortization	123,112	142,632
Amortization of lease intangibles	780	810
Amortization of above/below market rent	(5,993)	(5,831)
Amortization of deferred financing and mark-to-market costs	4,320	4,327
Equity in earnings of investments	(541)	(362)
Distributions from investments	438	530
Change in accounts receivable	(4,568)	(6,100)
Change in prepaid expenses and other assets	(5,255)	(5,352)
Change in lease commissions	(12,489)	(7,106)
Change in other lease intangibles	(1,219)	(1,582)
Change in accounts payable	4,328	3,705
Change in accrued liabilities	(1,340)	(4,176)
Change in payables to related parties	140	(3,248)
Cash provided by operating activities	20,702	25,539

Cash flows from investing activities
Return of investments	467	472
Capital expenditures for real estate	(18,720)	(29,662)
Capital expenditures for real estate under development	(4,410)	(27,538)
Proceeds from notes receivable	579	2
Change in restricted cash	6,797	3,452
Cash used in investing activities	(15,287)	(53,274)

Cash flows from financing activities
Financing costs	—	(2,485)
Proceeds from notes payable	—	150,000
Payments on notes payable	(41,619)	(206,189)
Termination of interest rate hedge	—	(2,101)
Payments on capital lease obligations	(37)	(38)
Redemptions of common stock	(5,035)	(3,844)
Offering costs	(7)	(321)
Distributions to common stockholders	(22,322)	(36,071)
Distributions to noncontrolling interest	(2,158)	(195)
Contributions from noncontrolling interest	—	27
Conversion of debentures	—	(37,813)
Change in payables to related parties	—	(673)
Cash used in financing activities	(71,178)	(139,703)

Net change in cash and cash equivalents	(65,763)	(167,438)
Cash and cash equivalents at beginning of period	179,583	337,458
Cash and cash equivalents at end of period	$113,820	$170,020

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

(Unaudited)

1.             Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. We operate institutional quality real estate. In particular, we have focused on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants. We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States. As of June 30, 2010, we owned interests in 72 office properties located in 23 states and the District of Columbia. The properties include 71 operating properties with office space that is currently 86% leased to tenants and one property, the initial development of which was completed in November 2009 but is currently unleased and not yet operational.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2010 and consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated statements of cash flows for the periods ended June 30, 2010 and 2009 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2010 and December 31, 2009 and our consolidated results of operations and our consolidated cash flows for the periods ended June 30, 2010 and 2009. These adjustments are of a normal recurring nature.

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

July - December 2010	$26,682
2011	$40,046
2012	$30,705
2013	$23,971
2014	$20,347

As of June 30, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of June 30, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,604,614	$563,578	$57,520	$(176,665)
Less: depreciation and amortization	(492,974)	(237,635)	(32,185)	67,353
Net	$3,111,640	$325,943	$25,335	$(109,312)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,678,242	$589,144	$61,784	$(183,470)
Less: depreciation and amortization	(423,534)	(228,100)	(31,123)	61,320
Net	$3,254,708	$361,044	$30,661	$(122,150)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance for our consolidated properties.

Accounts Receivable

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $93.6 million and $89.5 million at June 30, 2010 and December 31, 2009, respectively. Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $82.3 million and $76.5 million as of June 30, 2010 and December 31, 2009, respectively, approximately $14.2 million and $17.2 million of receivables from tenants of our consolidated real estate properties as of June 30, 2010 and December 31, 2009, respectively, and approximately $1.5 million and $1.0 million of other non-tenant receivables as of June 30, 2010 and December 31, 2009, respectively. Our allowance for doubtful accounts was approximately $4.4 million and $5.2 million as of June 30, 2010 and December 31, 2009, respectively.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

Goodwill

Goodwill consists of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007. In connection with the May 17, 2010 estimated value of our outstanding common stock at $4.25 per share, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was charged to impairment expense for the three months ended June 30, 2010. The following table is a summary of our goodwill activity (in thousands):

as of June 30, 2010	Goodwill
Cost	$11,655
Adjustments:
Propery disposals	(185)
Impairment	(11,470)
Net	$—

as of December 31, 2009	Goodwill
Cost	$11,655
Adjustments:
Propery disposals	(116)
Net	$11,539

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances that may indicate that carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the six months ended June 30, 2010, we recorded non-cash impairment charges of approximately $35.4 million related to the impairment of consolidated real estate assets. For the six months ended June 30, 2009, we recorded non-cash impairment charges of approximately $193.1 million related to the impairment of consolidated real estate assets, including discontinued operations.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment to the carrying amount. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. For the six months ended June 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investment in unconsolidated real estate

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

entities. For the six months ended June 30, 2009, we had no impairment charges for our investment in unconsolidated real estate entities.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, totaled approximately $19.4 million and $24.6 million at June 30, 2010 and December 31, 2009, respectively. Accumulated amortization of deferred financing fees was approximately $20.8 million and $17.5 million as of June 30, 2010 and December 31, 2009, respectively.

Notes Receivable

Notes receivable totaled approximately $10.4 million and $11.0 million at June 30, 2010 and December 31, 2009, respectively.

Our notes receivable at June 30, 2010 and December 31, 2009 included a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas. This investment has a maturity date of February 9, 2013 and earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points, which was equal to 7.85% as of June 30, 2010. This interest is paid monthly. In addition to interest received each month, additional interest accrues on the unpaid principal balance at the rate of 1.69% per year during the period from March 9, 2010 until March 8, 2012 and at a rate of 2.69% per year during the period from March 9, 2012 until maturity. The additional accrued interest will compound monthly and be added to the unpaid principal balance due at maturity. As of June 30, 2010, the loan was current.

Our notes receivable also includes a receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas. The mortgage loan had a balance of approximately $0.4 million and $1.0 million at June 30, 2010 and December 31, 2009, respectively. We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan. We have the exclusive right of first offer to participate in the future development of the unentitled land. The borrower is currently making principal and interest payments based on an amortization schedule that will result in the loan being paid in full upon maturity on June 21, 2013. The annual interest rate under the loan is fixed at 7.75% and as of June 30, 2010, the loan was current.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated. As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations. Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials. As of June 30, 2010 and December 31, 2009, the balance of our asset retirement obligations was approximately $9.2 million and $9.3 million, respectively, and is included in other liabilities.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2010 and December 31, 2009, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2010 and 2009 was approximately $7.7 million and $10.2 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of above- and below-market leases. The total net increase to rental revenues due to the amortization of above- and below-market leases for the six months ended June 30, 2010 and 2009 was approximately $6.0 million and $5.8 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the leased space is terminated and we have satisfied all obligations under the agreement. We recognized lease termination fees of approximately $2.1 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively, and includes amounts recognized in discontinued operations.

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

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax. However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax. As of June 30, 2010, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at June 30, 2010. As a result of our electing REIT status for IPC (US), Inc. since 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers. The NOL carryovers will begin to expire in 2023.

In addition, at June 30, 2010, we have deferred tax liabilities of approximately $2.3 million and deferred tax assets of approximately $1.1 million related to various state taxing jurisdictions.  At December 31, 2009, we had deferred tax liabilities of approximately $1.4 million and deferred tax assets of approximately $0.9 million related to various state taxing jurisdictions.

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

For the six months ended June 30, 2010 and 2009, we recognized a provision for income taxes of approximately $1.1 million and $0.4 million, respectively, related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of our affiliates (as defined in the plan). Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows. For the six months ended June 30, 2010 and 2009, we had no significant compensation cost related to these share-based payments.

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

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties. In conjunction with the July 28, 2005 acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit. As of June 30, 2010 and December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005. These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. As of June 30, 2010 we had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share, and at June 30, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005. These units of limited partnership interest are convertible into an equal number of shares of our common stock. The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend. The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive. Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2010 and December 31, 2009 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
as of June 30, 2010
Derivative financial instruments	$(2,433)	$—	$(2,433)	$—

as of December 31, 2009
Derivative financial instruments	$(4,904)	$—	$(4,904)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

We recorded non-cash impairment charges of approximately $52.0 million for the six months ended June 30, 2010.  We recorded non-cash impairment charges of approximately $259.1 million for the year ended December 31, 2009, including approximately $17.8 million in impairment losses included in discontinued operations.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  These fair value estimates are considered Level 3 under the fair value hierarchy described above.

The following table summarizes our impaired assets measured at fair value (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses) (1)
as of June 30, 2010
Real estate	$82,058	$—	$—	$82,058	$(35,417)
Investments in unconsolidated entitites	$47,909	$—	$—	$47,909	$(5,116)
Goodwill	$—	$—	$—	$—	$(11,470)

as of December 31, 2009
Real estate	$452,300	$—	$—	$452,300	$(241,239)

(1) 2009 excludes approximately $17.8 million in impairment losses of our discontinued operations that were disposed of as of December 31, 2009.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.9 billion in principal amount as of June 30, 2010 had a fair value of approximately $2.6 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on June 30, 2010.  Notes payable totaling approximately $3.0 billion in principal amount as of December 31, 2009 had a fair value of approximately $2.7 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2009.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments held at June 30, 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

6.             Real Estate Activities

Dispositions

On February 1, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of a property, KeyBank Center, to the lender associated with this property, resulting in a gain on troubled debt restructuring of $6.5 million which is reflected as part of our discontinued operations.  Prior to the transaction, the loan had an outstanding balance of approximately $27.1 million and a scheduled maturity date of August 2012.  KeyBank Center is located in Cleveland, Ohio and contains approximately 478,000 rentable square feet.

Held for Sale

On July 27, 2010, we sold our Crescent Center property, located in Memphis, Tennessee that consists of approximately 336,000 square feet, to an unaffiliated third party for a contract sales price of approximately $52.6 million.  As of June 30, 2010, this property was classified as held for sale.

7.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of June 30, 2010 and December 31, 2009 (in thousands):

	Ownership
Property Name	Interest	June 30, 2010	December 31, 2009
Wanamaker Building	60.00%	$47,909	$52,921
Alamo Plaza	33.93%	11,877	12,171
St. Louis Place	35.71%	9,725	9,898
Total		$69,511	$74,990

For the six months ended June 30, 2010, we recorded approximately $0.5 million of equity in earnings and approximately $0.9 million of distributions from our investments in unconsolidated entities.  For the six months ended June 30, 2009, we recorded approximately $0.4 million of equity in earnings and approximately $1.0 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the six months ended June 30, 2010 and 2009 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

8.             Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired a controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in real estate properties represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.  Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in Behringer OP were issued at $8.90 per unit.  At June 30, 2010 and December 31, 2009, Behringer OP had 432,586 units of limited partnership interest outstanding with third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments (in thousands):

	June 30,	December 31,
	2010	2009
Noncontrolling interests in
real estate properties	$5,151	$7,454
Limited partnership units	1,480	1,702
IPC (US), Inc. preferred shares	10	14
	$6,641	$9,170

9.             Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, including those not yet available for occupancy. For the six months ended June 30, 2010 and 2009, we capitalized a total of approximately $4.3 million and $23.0 million in costs associated with real estate under development, respectively, including approximately $1.7 million and $1.0 million in interest for real estate under development, respectively.  In November 2009, we completed the major construction activity on our Three Eldridge Place property, located in Houston, Texas.  As of June 30, 2010, the property was not yet available for occupancy and, since it has not been one year since the end of major construction activity, interest, property taxes, insurance and other property expenses continue to be capitalized.

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of June 30, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2010, but do not represent exposure to credit, interest rate, or market risks:

		Number of	Interest Swap	Interest Swap
Type/Description	Notional Value	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow hedge	$100,000	1	3.9925%	30-day LIBOR	December 13, 2010
Interest rate swap - other	$50,000	1	3.9925%	30-day LIBOR	December 13, 2010

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of June 30, 2010 and December 31, 2009 (in thousands):

	Derivative Liabilities
	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap	$(1,622)	$(3,269)

Derivatives not designated as hedging instruments:
Interest rate swap	$(811)	$(1,635)

Total derivative liabilities	$(2,433)	$(4,904)

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest rate swap	$935	$734	$1,647	$1,302
Total	$935	$734	$1,647	$1,302

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest expense (1)	$933	$1,027	$1,874	$2,724
Interest expense (2)	367	368	736	368
Total	$1,300	$1,395	$2,610	$3,092

(1)          Increase in fair value as a result of accrued interest associated with our swap transactions are recorded in OCI and subsequently reclassified into income.  Such amounts are shown net in the statements of equity and offset dollar for dollar.

(2)          Represents amortization of discontinued cash flow hedge.

	Amount recognized in income on derivative
	(ineffective portion and amount excluded from effectiveness testing)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest expense (1)	$—	$2,544	$—	$2,544
Total	$—	$2,544	$—	$2,544

(1)          Represents the accelerated reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		For the Three Months Ended		For the Six Months Ended
	Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest rate swap	Interest expense	$(1)	$(133)	$113	$(133)
Total		$(1)	$(133)	$113	$(133)

Over time the unrealized loss of approximately $2.3 million held in OCI will be reclassified to earnings, all of which is expected to be reclassified over the next six months.

11.          Notes Payable

Our notes payable was approximately $2.9 billion in principal amount at June 30, 2010, which consists of approximately $2.7 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  Subsequent to June 30, 2010, we sold our Crescent Center property, and as a result, reduced our notes payable obligations by approximately $42.6 million.  At June 30, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.79%.  As of June 30, 2010, all of our $2.9 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.

At June 30, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $208.9 million, or approximately 7%, of our June 30, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and which we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.0 million, or approximately 19%, of our June 30, 2010 outstanding debt matures in 2011, which does not include the amounts due under our credit facility that have been included in the 2010 maturities, although we intend to extend for one year.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2010, in addition to the default on the note secured by the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on four non-recourse property loans with a combined outstanding balance of approximately $103.6 million secured by 222 Bloomingdale Road, Executive Park, Grandview and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 22, Gateway 23 and Southwest Center properties.  We are in discussions with the lenders on these loans to either restructure the debt or to purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders. Further, we believe seven properties and potentially others have loans that need to be modified during 2010 in order to justify further investment, some of which may have imminent defaults or events of default.  At June 30, 2010, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Troubled Debt Restructuring

During the six months ended June 30, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.4 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.4 million gain was approximately $0.03 per weighted average share for the six months ended June 30, 2010.

During the six months ended June 30, 2010, pursuant to a deed-in-lieu of foreclosure, we also transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per weighted average share for the six months ended June 30, 2010.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for up to $193.0 million of secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.  As of June 30, 2010, the Collateral Pool Properties has a value, as defined in the Credit Agreement of approximately $309.8 million.  The credit facility matures on December 11, 2010 and may be extended one additional year upon payment of an extension fee.  As of June 30, 2010, there was approximately $150.0 million outstanding under the revolving loans, and based on our borrowing base availability, we had approximately $35.9 million of additional borrowings available under the revolving loans.  As of June 30, 2010, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%. Subsequent to our swap agreements maturing on December 13, 2010, our revolving loans will bear interest at a rate of LIBOR plus 2.75%, which as of June 30, 2010 would have been approximately 3.10%.

The following table summarizes our notes payable as of June 30, 2010 (in thousands):

Principal payments due in:
July - December 2010	$216,064
2011	560,588
2012	25,887
2013	73,013
2014	93,326
Thereafter	1,887,028
unamortized discount	(2,598)
Total	$2,853,308

12.          Stockholders’ Equity

Capitalization

As of June 30, 2010, we had 294,210,507 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 27,934,654 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, offset by 10,619,777 shares redeemed.  As of June 30, 2010, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share.  At June 30, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In 2009, the board determined to (1) suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  On May 17, 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its shareholders.

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

For the six months ended June 30, 2010, we redeemed approximately 516,000 shares for approximately $5.0 million.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of June 30, 2010, we had outstanding to the independent members of the board of directors options to purchase 89,500 shares of our common stock at a weighted average exercise price of $8.45 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2010, 25% during 2011 and 50% during 2012.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the six months ended June 30, 2010 and 2009.

Distributions

Effective in May 2010, the declared distribution rate for each of May, June and July 2010 was reduced to an amount equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% assuming the share was purchased for $10.00 and 2.4% based on the estimated valuation of $4.25 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the six month periods ended June 30, 2010 and 2009, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  Distributions declared and payable as of June 30, 2010 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the six months ended June 30, 2010 and 2009 (in thousands):

	Total	Cash	DRP
2010
1st Quarter	$23,866	$12,598	$11,268
2nd Quarter	12,882	7,015	5,867
Total	$36,748	$19,613	$17,135

2009
1st Quarter	$46,603	$21,440	$25,163
2nd Quarter	23,777	11,415	12,362
Total	$70,380	$32,855	$37,525

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

13.          Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt when acquired, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the six months ended June 30, 2010 or 2009.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the six months ended June 30, 2010 or 2009.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $8.4 million and $8.8 million in the six month periods ended June 30, 2010 and 2009, respectively for the services provided by HPT Management in connection with our properties.  Property management fees associated with our sold and held for sale properties are classified in discontinued operations.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the six months ended June 30, 2010, we incurred and expensed approximately $9.9 million of asset management fees as compared to approximately $12.2 million for the six months ended June 30, 2009.  Asset management fees associated with our sold and held for sale properties are classified in discontinued operations.  Asset management fees of approximately $4.6 million were waived for the six months ended June 30, 2010.  Asset management fees of approximately $2.5 million were waived for the six months ended June 30, 2009.

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

For the six months ended June 30, 2010, we incurred and expensed approximately $15.6 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $14.0 million for the six months ended June 30, 2009.

At June 30, 2010, we had payables to related parties of approximately $2.0 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2009, we had payables to related parties of approximately $1.9 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever. Based on sales of properties through June 30, 2010, assuming all the conditions above are met, Behringer Advisors would be paid approximately $1.0 million in disposition fees.

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

14.          Commitments and Contingencies

As of June 30, 2010, we had commitments of approximately $38.1 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  Based on sales of properties through June 30, 2010, assuming all conditions are met, Behringer Advisors would be paid approximately $1.0 million in disposition fees.  For a description of the conditions for payment, see Footnote 13 above.

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2010 and 2009: (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Interest paid, net of amounts capitalized	$79,868	$89,760
Income taxes paid	$1,942	$1,640

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$11,119	$17,230
Transfer of real estate through cancellation of debt	$19,055	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$19,847	$42,183
Accrual for distributions declared	$2,455	$7,938
Cancellation of debt through transfer of real estate	$26,323	$—
Redemption of stock in accrued liabilities	$—	$10,835

16.          Discontinued Operations and Real Estate Held for Sale

During the six months ended June 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, KeyBank Center, to the lender associated with this property.  On December 31, 2009, we sold our Royal Caribbean Center and DeVry University properties, each located in Miramar, Florida to an unaffiliated third party.  On July 27, 2010, we sold our Crescent Center property, located in Memphis, Tennessee to an unaffiliated third party, and as of June 30, 2010, Crescent Center was classified as held for sale.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental revenue	$2,234	$6,140	$5,048	$12,782

Expenses
Property operating expenses	566	1,665	1,211	3,821
Interest expense	614	1,381	1,251	2,759
Real estate taxes	420	1,276	970	2,399
Property and asset management fees	139	241	309	563
Asset impairment losses	—	2,016	—	2,016
Depreciation and amortization	827	2,565	1,884	6,176
Total expenses	2,566	9,144	5,625	17,734

Gain on troubled debt restructuring	—	—	6,508	—
Interest income	—	3	—	7
Income (loss) from discontinued operations	$(332)	$(3,001)	$5,931	$(4,945)

The major classes of assets and liabilities of real estate held for sale are as follows (in thousands):

June 30, 2010
Land	$5,220
Buildings, net	44,532
Accounts receivable, net	1,009
Deferred financing fees, net	593
Lease intangibles, net	3,551
Assets associated with real estate held for sale	$54,905

Notes payable	$41,969
Acquired below-market leases, net	1,583
Accrued liabilities	338
Obligations associated with real estate held for sale	$43,890

17.          Subsequent Events

On July 27, 2010, we sold our Crescent Center property, located in Memphis, Tennessee that consists of approximately 336,000 square feet, to an unaffiliated third party for a contract sales price of approximately $52.6 million.  As of June 30, 2010, this property was classified as held for sale.

In addition to the loan defaults described in Note 11 (Notes Payable), as of August 6, 2010, defaults or events of default have occurred on the loans secured by our Minnesota Center and One Financial Plaza properties with a combined outstanding debt balance of approximately $70.4 million.  We are in discussions with the lenders on each of these loans to either restructure the debt or to purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders.

*****

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans in order to justify further investment, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 18, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the SEC on May 10, 2010, and the factors described below:

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.  For the six months ended June 30, 2010, we recorded non-cash impairment charges of approximately $35.4 million related to the impairment of consolidated real estate assets.  For the six months ended June 30, 2009, we recorded non-cash impairment charges of approximately $193.1 million related to the impairment of consolidated real estate assets, including discontinued operations.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the six months ended June 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of unconsolidated real estate assets.  For the six months ended June 30, 2009, we did not record any impairment charges related to the impairment of unconsolidated real estate assets.

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

At June 30, 2010 we owned interest in 71 operating office properties with approximately 24.9 million rentable square feet.  At June 30, 2009, we owned interests in 74 operating office properties with approximately 25.6 million rentable square feet.  During the six months ended June 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of a property located in Cleveland, Ohio to the lender associated with this property.  During December 2009, we sold two properties located in Miramar, Florida. Subsequent to June 30, 2010, we sold our Crescent Center property, located in Memphis, Tennessee.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties; and thus, our earnings are negatively impacted by a deterioration of our rental revenue.  The following factors have resulted in a deterioration of our rental revenue: (1) our inability to renew or execute new leases as current leases expire, (2) our inability to renew or execute new leases with rental terms at or above the terms of in-place leases, (3) tenant concessions and (4) tenant defaults.

During the three months ended June 30, 2010, we had approximately 1.0 million square feet of expiring leases.  We executed renewals, expansions and new leases totalling approximately 1.0 million square feet with an average net rent that was approximately $1.43 per square foot, or 10%, lower than expiring rent.

During the three months ended June 30, 2010, we renewed approximately 0.7 million square feet with leasing costs of approximately $11.64 per square foot with an average term of approximately 5.4 years; executed leases for approximately 29,000 square feet of expansion space with leasing costs of approximately $27.00 per square foot with an average term of approximately 5.3 years; and entered into new leases totalling approximately 0.3 million square feet with leasing costs of approximately $60.14 per square foot with an average term of approximately 10.8 years.  During the three months ended June 30, 2010, we renewed 69% of expiring leases and 70% of expiring square feet.

During the six months ended June 30, 2010, we had approximately 2.2 million square feet of expiring leases.  We executed renewals, expansions and new leases totalling approximately 2.1 million square feet with an average net rent that was approximately $1.04 per square foot, or 7%, lower than expiring rent.

During the six months ended June 30, 2010, we renewed approximately 1.5 million square feet with leasing costs of approximately $12.66 per square foot with an average term of approximately 5.1 years; executed leases for approximately 0.1 million square feet of expansion space with leasing costs of approximately $23.02 per square foot with an average term of approximately 4.5 years; and entered into new leases totalling approximately 0.5 million square feet with leasing costs of approximately $44.80 per square foot with an average term of approximately 8.7 years.  During the six months ended June 30, 2010, we renewed 68% of expiring leases and 69% of expiring square feet.

During the six months ended June 30, 2009, we had approximately 2.3 million square feet of expiring leases.  We executed renewals, expansions and new leases totalling approximately 1.4 million square feet with an average net rent that was approximately $0.29 per square foot, or 2%, lower than expiring rent.

The weighted average leasing cost for the six months ended June 30, 2010 were approximately $20.54 per square foot as compared to approximately $20.70 per square foot for the six months ended June 30, 2009.

Although commercial office occupancy on a national basis has continued to decline, our portfolio occupancy remained at 86% at June 30, 2010, consistent with our occupancy rate at March 31, 2010, December 31, 2009 and September 30, 2009.  We have approximately 1.4 million square feet of scheduled lease expirations in the remainder of 2010 and approximately 2.7 million square feet of scheduled lease expirations in 2011.  Given the amount of scheduled lease expirations, we may experience a decline in our occupancy levels on a comparative and absolute basis.

As we have previously described, adverse economic conditions and dislocations in the credit markets are impacting our business, results of operations and financial condition.  We continue to experience an increase in the amount of concessions, including lower rental rates, free rent, tenant improvement allowances or other financial incentives, required to acquire a new tenant.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

Substantially all of our assets are currently subject to mortgages, generally for debt incurred in connection with their acquisition or which were in place upon acquisition.  Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings.  Current market conditions also make it more difficult to refinance maturing debt.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have increased since the initial acquisition of our properties.

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

The reduction in property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates may also cause us to reconsider our long-term strategy for certain of our properties, especially those where the principal balance of the debt encumbering the property appears to exceed the value of the asset under current market conditions.  For example, our advisor and board of directors may decide to redeploy our capital to more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or have us cease making debt service payments on certain properties as well as by negotiating agreements with lenders conveying the deed to these properties to the lenders.  Reductions in our property net operating income have impacted our ability to maintain the level of distributions that were paid to our stockholders, and as a result, our board of directors reduced our distribution rate for each of May, June and July 2010 to an annual rate of 1.0% based on a purchase price of $10.00 per share and 2.4% based on the estimated valuation of $4.25 per share.

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

Results of Operations

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended June 30, 2010 was approximately $138.1 million as compared to approximately $144.0 million for the three months ended June 30, 2009 and was generated by our consolidated real estate properties.  The $5.9 million decrease was primarily attributable to a decrease in tenant rental income of approximately $3.7 million, related to reduced rental rates and reduced occupancy as compared to the prior year, a decrease in tenant recovery income of approximately $2.1 million and a decrease in lease termination fees of approximately $1.0 million.  These decreases were partially offset by various increases totaling approximately $0.9 million.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2010 were approximately $41.5 million as compared to approximately $45.3 million for the three months ended June 30, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The decrease of $3.8 million was primarily attributable to a decrease in bad debt expense of approximately $4.0 million, partially offset by various increases totaling approximately $0.2 million.

Interest Expense.  Interest expense for the three months ended June 30, 2010 was approximately $44.0 million as compared to approximately $47.1 million for the three months ended June 30, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $3.1 million decrease from prior year was primarily a result of approximately $2.1 million of interest expense in the three months ended June 30, 2009, related to the reclassifications of unrealized loss from accumulated other comprehensive loss to earnings as a result of a previously hedged forecasted transaction becoming probable not to occur.  The remaining $1.0 million decrease is primarily a result of our reduced mortgages payable and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2010 were approximately $18.7 million as compared to approximately $21.1 million for the three months ended June 30, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $2.4 million decrease was primarily due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the three months ended June 30, 2010 were approximately $4.1 million as compared to approximately $4.2 million for the three months ended June 30, 2009 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended June 30, 2010 were approximately $4.9 million as compared to approximately $4.7 million for the three months ended June 30, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $0.2 million increase from the prior year was primarily attributable to a reduction in the amount of asset management fees waived in the second quarter of 2010 as compared to the same period in 2009.  We had approximately $2.3 million of asset management fees waived for the three months ended June 30, 2010 as compared to approximately $2.5 million of asset management fees waived for the three months ended June 30, 2009.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the three months ended June 30, 2010 were approximately $52.0 million as compared to approximately $191.1 million for the three months ended June 30, 2009.  For the three months ended June 30, 2010, we had approximately $35.4 million of impairment expense related to changes in expected holding periods of certain of our real estate properties, approximately $11.5 million related to goodwill and approximately $5.1 million related to changes in the estimated fair value of investments in unconsolidated entities.  For the three months ended June 30, 2009, all of the impairment expense related to our real estate properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 were approximately $2.5 million as compared to approximately $3.0 million for the three months ended June 30, 2009 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The decrease of $0.5 million is primarily related to reduced audit and legal fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2010 was approximately $59.6 million as compared to approximately $68.0 million for the three months ended June 30, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The decrease of $8.4 million primarily resulted from decreased depreciation and amortization expense due to the impairment of certain of our real estate properties.

Interest Income. Interest income for the three months ended June 30, 2010 was approximately $0.4 million as compared to approximately $0.8 million for the three months ended June 30, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $0.4 million decrease from the prior year was primarily due to lower cash balances.

Loss on early extinguishment of debt.  We had no loss on early extinguishment of debt for the three months ended June 30, 2010.  Loss on early extinguishment of debt for the three months ended June 30, 2009 was approximately $4.0 million and was comprised of an approximate $3.2 million write-off of deferred financing fees related to an early payoff of the term loan under our credit facility and approximately $0.8 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended June 30. 2010 was approximately $0.1 million as compared to approximately $0.2 million for three months ended June 30, 2009 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.1 million decrease from prior year primarily resulted from decreased net income at the Wanamaker Building.

Discontinued Operations

Income (loss) from Discontinued Operations.  Loss from discontinued operations for the three months ended June 30, 2010 was approximately $0.3 million as compared to a loss of approximately $3.0 million for the three months ended June 30, 2009.  The loss from discontinued operations is comprised of the results of operations from our Crescent Center property that was held for sale as of June 2010, our KeyBank Center property disposed of in February 2010 and the Royal Caribbean Center and DeVry University properties disposed of in December 2009. The results of operations for these properties are classified as discontinued operations in all periods presented.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the six months ended June 30, 2010 was approximately $276.1 million as compared to approximately $293.0 million for the six months ended June 30, 2009 and was generated by our consolidated real estate properties.  The $16.9 million decrease was primarily attributable to a decrease in tenant rental income of approximately $6.6 million related to reduced rental rates and reduced occupancy as compared to the prior year, a decrease in tenant recovery income of approximately $7.3 million, a decrease in straight-line rent of approximately $2.2 million and a decrease in lease termination fees of approximately $1.7 million.  These decreases were partially offset by various increases totaling approximately $0.9 million.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2010 were approximately $84.1 million as compared to approximately $88.3 million for the six months ended June 30, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The decrease of $4.2 million was primarily attributable to a decrease in bad debt expense of approximately $3.5 million and various other decreases totaling approximately $0.7 million.

Interest Expense.  Interest expense for the six months ended June 30, 2010 was approximately $87.8 million as compared to approximately $92.3 million for the six months ended June 30, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $4.5 million decrease from prior year was primarily a result of approximately $2.1 million of interest expense in the three months ended June 30, 2009, related to the reclassifications of unrealized loss from accumulated other comprehensive loss to earnings as a result of a previously hedged forecasted transaction becoming probable not to occur.  The remaining $2.4 million decrease is primarily a result of our reduced mortgages payable and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2010 were approximately $39.6 million as compared to approximately $43.3 million for the six months ended June 30, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $3.7 million decrease was primarily due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the six months ended June 30, 2010 were approximately $8.2 million as compared to approximately $8.5 million for the six months ended June 30, 2009 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.3 million decrease was primarily attributable to lower property revenue.

Asset Management Fees. Asset management fees for the six months ended June 30, 2010 were approximately $9.8 million as compared to approximately $11.9 million for the six months ended June 30, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $2.1 million decrease from the prior year was primarily attributable to the amount of asset management fees waived in 2010 as compared to 2009.  We had approximately $4.6 million of asset management fees waived for the six months ended June 30, 2010 as compared to an approximately $2.5 million of asset management fees waived for the six months ended June 30, 2009.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the six months ended June 30, 2010 were approximately $52.0 million as compared to approximately $191.1 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, we had approximately $35.4 million of impairment expense related to changes in expected holding period of certain of our real estate properties, approximately $11.5 million related to goodwill and approximately $5.1 million related to changes in the estimated fair value of investments in unconsolidated entities.  For the six months ended June 30, 2009, all of the impairment expense related to our real estate properties.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2010 were approximately $5.8 million as compared to approximately $6.0 million for the six months ended June 30, 2009 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The decrease of $0.2 million is primarily related to reduced audit and legal fees.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2010 was approximately $121.2 million as compared to approximately $136.5 million for the six months ended June 30, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The decrease of $15.3 million primarily resulted from decreased depreciation and amortization expense due to the impairment of certain of our real estate properties.

Interest Income. Interest income for the six months ended June 30, 2010 was approximately $0.8 million as compared to approximately $1.9 million for the six months ended June 30, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $1.1 million decrease from the prior year was primarily due to lower cash balances.

Loss on early extinguishment of debt.  We had no loss on early extinguishment of debt for the six months ended June 30, 2010.  Loss on early extinguishment of debt for the six months ended June 30, 2009 was approximately $4.0 million and was comprised of an approximate $3.2 million write-off of deferred financing fees related to the early payoff of the term loan under our credit facility and approximately $0.8 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.

Gain on troubled debt restructuring.  Gain on troubled debt restructuring for the six months ended June 30, 2010 was approximately $9.4 million and related to the settlement of debt of our loan secured by our 1650 Arch property.  We had no gain on troubled debt restructuring for the six months ended June 30, 2009.  During the six months ended June 30, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.

Equity in Earnings of Investments.  Equity in earnings of investments for the six months ended June 30, 2010 was approximately $0.5 million as compared to $0.4 million for six months ended June 30, 2009 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.1 million increase from prior year primarily resulted from increased net income at the Wanamaker Building.

Discontinued Operations

Income (loss) from Discontinued Operations.  Income from discontinued operations for the six months ended June 30, 2010 was approximately $5.9 million as compared to a loss of approximately $4.9 million for the six months ended June 30, 2009.  Income (loss) from discontinued operations is comprised of the results of operations from our Crescent Center property that was held for sale as of June 2010, our KeyBank Center property disposed of in February 2010 and the Royal Caribbean Center and DeVry University properties disposed of in December 2009.  The results of operations for these properties are classified as discontinued operations in all periods presented.  The income from discontinued operations for the six months ended June 30, 2010, includes an approximately $6.5 million gain on troubled debt restructuring related to KeyBank Center.  During the six months ended June 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.

Cash Flow Analysis

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

Cash flows provided in operating activities totalled approximately $20.7 million for the six months ended June 30, 2010 compared to approximately $25.5 million for the six months ended June 30, 2009.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the six months ended June 30, 2010 compared to June 30, 2009, including results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $6.7 million in 2010 compared to approximately $15.2 million in 2009.

Cash flows used in investing activities for the six months ended June 30, 2010 were approximately $15.3 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $18.7 million and capital expenditures for real estate development of approximately $4.4 million, partially offset by approximately $6.8 million in the change in restricted cash. During the six months ended June 30, 2009, cash flows used in investing activities were approximately $53.3 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $29.7 million, capital expenditures for real estate development of approximately $27.5 million, partially offset by approximately $3.5 million in the change in restricted cash.

Cash flows used in financing activities for the six months ended June 30, 2010 were approximately $71.2 million and were comprised primarily of payments on notes payable of approximately $41.6 million, distributions to our stockholders of approximately $22.3 million, redemptions of common stock of approximately $5.0 million and distributions to noncontrolling interest holders of approximately $2.2 million.  During the six months ended June 30, 2009, cash flows used in financing activities were approximately $139.7 million and were comprised primarily of payments on notes payable and financing costs, net of proceeds from notes payable, of approximately $58.7 million, distributions to our stockholders of approximately $36.1 million, purchase of debentures for cash of approximately $37.8 million and redemptions of common stock of approximately $3.8 million.

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

•                  Acquisition-related costs.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment.  In accordance with GAAP, prior to 2009, acquisition costs for these types of investments were capitalized; however as a result of a change in GAAP, beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(89,709)	$(246,501)	$(116,986)	$(291,944)
Net income attributable to noncontrolling interest	238	4,661	383	5,498

Adjustments:
Real estate depreciation and amortization from consolidated properties (1)	60,410	70,516	123,112	142,632
Real estate depreciation and amortization from unconsolidated properties (2)	1,779	1,778	3,468	3,527
Gain on sale of depreciable real estate	—	—	—	—
Noncontrolling interest share of above adjustments(3)	(316)	(530)	(646)	(1,259)
Funds from operations (FFO) (4)	$(27,598)	$(170,076)	$9,331	$(141,546)

Impairment charges (5)	52,003	193,099	52,003	193,099
Fair value adjustments to derivatives	(99)	2	(87)	2
Acqusition-related costs	—	—	—	—
Noncontrolling interest share of above adjustments	(76)	(4,483)	(76)	(4,483)
Modified funds from operations (MFFO)(4)	$24,230	$18,542	$61,171	$47,072

Weighted average shares	293,963	292,022	293,573	291,229
MFFO per share	$0.08	$0.06	$0.21	$0.16

(1)   Reflects the depreciation and amortization of continuing operations, as well as discontinued operations.

(2)   Represents our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The depreciation and amortization expense of our unconsolidated interests are reflected in our equity in earnings of investments.

(3)   Reflects an adjustment for the noncontrolling third-party partners’ proportionate share of the real estate depreciation and amortization, and an adjustment for the limited partnership unit holders’ proportionate share of the real estate depreciation and amortization.

(4)   FFO, as defined by NAREIT, does not allow for excluding a gain on extinguishment of debt, unless that gain is deemed to be an extraordinary item. We define MFFO to further exclude impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs. MFFO does not exclude gain on extinguishment of debt. For the six months ended June 30, 2010, we recognized non-extraordinary gains on extinguishment of debt (gains on troubled debt restructuring) of approximately $15.9 million, including approximately $6.5 million recorded as part of income (loss) from discontinued operations.  If these non-cash gains were excluded from MFFO for the six months ended June 30, 2010, the resulting MFFO would have been $0.15 per weighted average share rather than the $0.21 presented above.

(5)   Reflects impairment charges of continuing operations, as well as discontinued operations.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  The amounts presented below include items related to our consolidated properties as well as items that are reflected in our equity in earnings of investments and discontinued operations.

•      Straight-line rental revenue of approximately $8.2 million and $10.4 million was recognized as a net increase to rental revenue for the six months ended June 30, 2010 and 2009, respectively;

•      Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $6.2 million and $6.1 million for the six months ended June 30, 2010 and 2009, respectively; and

•      Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $4.4 million was recognized as interest expense for both of the six month periods ended June 30, 2010 and 2009.

We believe FFO and MFFO are helpful to investors and our management as measures of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO.  FFO or MFFO should not be considered as an alternative to net income (loss), or an indication of our liquidity, and each should be reviewed in connection with GAAP measurements.  Our FFO and MFFO as presented may not be comparable to presentations by other REITs.

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

As of June 30, 2010, we had cash and cash equivalents of $113.8 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our current principal demand for funds, we anticipate our short-term liquidity requirements to be approximately $595.8 million over the next twelve months, of which we expect approximately $494.1 million to be provided by revenue from our properties.  In addition, over the next twelve months, approximately $180.7 million of property level debt matures that is secured by 222 Bloomingdale, Executive Park, Minnesota Center, City Center, 200 South Wacker and El Camino Real.  This amount excludes the $150.0 million in borrowings under our credit facility that matures in December 2010 and we intend to extend for one year.  However, we will likely need to generate additional liquidity for long-term liquidity requirements.  Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; proceeds from asset dispositions; proceeds received from contributing existing assets to joint ventures; proceeds from additional secured or unsecured debt financings and refinancings; and proceeds from public or private issuances of debt or equity securities.  We also intend to utilize retained capital as a result of the partial suspension and funding limit of the share redemption program and the reductions in our distribution rate, which occurred in 2009 and 2010.

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the potential disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  For example, in December 2009, we sold our Royal Caribbean Center property, consisting of approximately 129,000 square feet, and our DeVry University property, consisting of approximately 94,000 square feet, to an unaffiliated third party for a combined contract sales price of approximately $43.0 million. These properties are both located in Miramar, Florida, which we do not consider a core market for our portfolio.  Prior to the sale, we owned an 86% controlling interest in each of these properties, and the sale generated proceeds of approximately $41.7 million of which approximately $26.8 million was used to repay the related mortgage debt.  On July 27, 2010, we sold our Crescent Center property, located in Memphis, Tennessee that consists of approximately 336,000 square feet, to an unaffiliated third party for a contract sales price of approximately $52.6 million.  The sale generated proceeds of approximately $52.2 million which includes the buyer’s assumption of approximately $42.6 million of related mortgage debt.  Currently, we intend to sell at least four other properties in non-core markets and two other non-strategic properties during 2010.  In the current economic environment, it is difficult to predict whether any of these sales will be completed.

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

Although we have minimal debt obligations that mature for the remainder of 2010, assuming we extend our credit facility for one year as permitted, we continually evaluate our debt maturities.  Part of our overall strategy includes actively addressing our debt maturities in 2011 and considering alternative courses of action if the capital markets continue to be volatile.  Based on our current assessment, we believe there will be refinancing alternatives available, but these alternatives may materially impact our expected financial results and liquidity due to higher interest rates and additional equity requirements.  However, if refinancing alternatives are not available and we have insufficient liquidity to repay the maturing debt, the related lenders could foreclose on certain of our properties.

Although we currently have no plans for the public or private issuance of debt or equity securities, we may explore this liquidity source before the end of 2010.  Due to market conditions and our leverage and liquidity positions, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

Notes Payable

Our notes payable was approximately $2.9 billion in principal amount at June 30, 2010, which consists of approximately $2.7 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  Subsequent to June 30, 2010, we sold our Crescent Center property, and as a result, reduced our notes payable obligations by approximately $42.6 million.  At June 30, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.79%.  As of June 30, 2010, all of our $2.9 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At June 30, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $208.9 million, or approximately 7%, of our June 30, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.0 million, or approximately 19%, of our June 30, 2010 outstanding debt matures in 2011, which does not include the amounts due under our credit facility that have been included in the 2010 maturities, although we intend to extend for one year.  We can provide no assurance that we will be able to refinance or restructure our debt upon maturity.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2010, in addition to the default on the note secured by the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on four non-recourse property loans with a combined outstanding balance of approximately $103.6 million secured by 222 Bloomingdale Road, Executive Park, Grandview and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 22, Gateway 23 and Southwest Center properties.  In addition, subsequent to June 30, 2010, defaults or events of default have occurred on the loans secured by our Minnesota Center and One Financial Plaza properties with a combined outstanding debt balance of approximately $70.4 million.  We are in discussions with the lenders on these loans to either restructure the debt or to purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the properties to the lenders. Further, we believe five properties and potentially others have loans that need to be modified during 2010 in order to justify further investment, some of which may have imminent defaults or events of default.  At June 30, 2010, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Troubled Debt Restructuring

During the six months ended June 30, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.4 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.4 million gain was approximately $0.03 per weighted average share for the six months ended June 30, 2010.

During the six months ended June 30, 2010, pursuant to a deed-in-lieu of foreclosure, we also transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per weighted average share for the six months ended June 30, 2010.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for up to $193.0 million of secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.   The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties. As of June 30, 2010, the Collateral Pool Properties has a value, as defined in the Credit Agreement of approximately $309.8 million.  The credit facility matures on December 11, 2010 and may be extended one additional year upon payment of an extension fee.  As of June 30, 2010, there was approximately $150.0 million outstanding under the revolving loans, and based on our borrowing base availability, we had approximately $35.9 million of additional borrowings available under the revolving loans.  As of June 30, 2010, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed rate of approximately 6.74%. Subsequent to our swap agreements maturing on December 13, 2010, our revolving loans will bear interest at a rate of LIBOR plus 2.75%, which as of June 30, 2010 would have been approximately 3.10%.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In 2009, the board determined to (1) suspend until further notice redemptions other than exceptional redemptions and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  On May 17, 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  For the six months ended June 30, 2010, we redeemed approximately 516,000 shares for approximately $5.0 million.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is the continued high level of unemployment, widely recognized as the key factor in vacancy levels, which have also increased nationally.  Lower occupancy levels nationally and in our portfolio have the effect of reducing net operating income available to pay expenses and distributions.  Furthermore, in a lower occupancy environment, competitive rental concessions are offered by most office landlords to keep assets leased or attract new tenants, along with increased capital expenditures in the form of tenant improvements and leasing commissions necessary to lease lost occupancy.  This further contributes to the need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving equity and capital for our stockholders. In May 2010, our board of directors reduced distributions to a monthly amount of $0.0083 per share of common stock for each of May, June, and July 2010, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share and 2.4% based on the estimated valuation of $4.25 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

The total distributions paid to common stockholders for the six months ended June 30, 2010 and 2009 were approximately $42.2 million and $78.3 million, respectively.  Of the distributions paid to common stockholders for the six months ended June 30, 2010 and 2009, approximately $19.8 million and $42.2 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $22.4 million and $36.1 million to fund the distributions for these periods.  For both the six months ended June 30, 2010 and 2009, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  For the six months ended June 30, 2010 and 2009, cash flow provided by operating activities was approximately $20.7 million and $25.5 million, respectively.  For the six months ended June 30, 2010 and 2009, net cash distributions paid to common stockholders exceeded cash flows provided by operating activities by approximately $1.7 million and $10.6 million, respectively.

The following are the distributions paid and declared to our common stockholders during the six months ended June 30, 2010 and 2009 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2010
1st Quarter	$12,434	$11,371	$23,805	$23,830	$0.081
2nd Quarter	9,888	8,476	18,364	12,864	0.044
Total	$22,322	$19,847	$42,169	$36,694	$0.125

2009
1st Quarter	$21,038	$25,311	$46,349	$46,534	$0.160
2nd Quarter	15,033	16,872	31,905	23,740	0.081
Total	$36,071	$42,183	$78,254	$70,274	$0.241

(1)   Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first four months of 2010 of $0.0271, a declared monthly distribution rate for May and June 2010 of $0.0083, a declared daily distribution rate for the first quarter of 2009 of $0.0017808 and a declared monthly distribution rate for the second quarter of 2009 of $0.0271.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio.  As a result, future distributions paid and declared could continue to exceed cash flows from operating activities even though our board of directors lowered our distribution rate for May, June and July 2010.  Although we anticipate that cash flows from operating activities will be sufficient to fully fund the payment of distributions at the new rate, we can provide no assurances that the level of our distributions are sustainable, and we may pay some or all of our distributions from other sources.  For example, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

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

Of our approximately $2.9 billion in notes payable at June 30, 2010, approximately $150.0 million represented debt bearing interest at variable rates, but which has interest rate swap agreements hedging against rises in interest costs.  As a result of the interest rate swap agreements, the $150.0 million revolving loans effectively bear interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $0.4 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $0.6 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

The current offering price of shares under our distribution reinvestment plan may exceed the price at which we offer shares under the distribution reinvestment plan following our next estimation of value of our shares of common stock.

On May 17, 2010, pursuant to our Second Amended and Restated Policy for Estimation of Common Stock Value, our board of directors established an estimated per share value of our common stock as of May 17, 2010 of $4.25.  In connection with the terms of the Distribution Reinvestment Plan, distributions may be reinvested in shares of our common stock at the estimated per share value of $4.25.  Due to the continuing impact of the disruptions in the financial and real estate markets on the values of our investments, we can provide no assurances any future estimations of value of our common stock will be equal to or more than $4.25 per share.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  At June 30, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $208.9 million, or approximately 7%, of our June 30, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and we intend to extend for one year, pursuant to the terms of the credit facility.  Approximately $542.0 million, or approximately 19%, of our June 30, 2010 outstanding debt matures in 2011.  Due to (1) potentially reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) limited access to commercial real estate mortgages in the current market and (5) material changes in lending parameters, including lower loan-to-value ratios, we face significant challenges refinancing our current debt on acceptable terms or at all.

Further, we may not have the funds necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that justifies further investment in the properties collateralizing the debt or to purchase or pay off the debt at a discount.  In situations where we have been unable to restructure the debt or to purchase or pay off the debt at a discount, we have transferred the underlying property to the lender.  We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt or foreclosing on the related property.  If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations could be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability of fund our ongoing operations from our operating cash flows and, among other things, our ability to pay distributions.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of June 30, 2010, approximately 45% of our net operating income, which represents property revenues less property related expenses, was derived from properties located in the metropolitan areas of Chicago, Philadelphia and Houston. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenues.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  In 2009, the board determined to (1) suspend until further notice redemptions other than exceptional redemptions and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  On May 17, 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended June 30, 2010 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
April 2010	—	$—	—	(1)
May 2010	259,361	$9.72	259,361	(1)
June 2010	—	$—	—	(1)

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Reserved.

Item 5.                    Other Information.

Declaration of Distributions

On August 5, 2010, our board of directors authorized distributions payable to shareholders of record on each of August 31, September 30 and October 31, 2010.  Distributions payable to each shareholder of record during a month will be paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On August 5, 2010, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement dated December 29, 2006, as amended, at $5.0 million for the third quarter of 2010.  In doing so, our advisor waived our obligation to pay approximately $2.3 million in additional asset management fees that would otherwise become due and payable during the third quarter of 2010.

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.2 hereto and is incorporated into this report by reference.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: August 6, 2010	By:	/s/ Scott W. Fordham
Scott W. Fordham
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

Letter Agreement, dated June 23, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 8-K filed on June 28, 2010)

10.2	Letter Agreement, dated August 5, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

99.1	Second Amended and Restated Policy for Estimation of Common Stock Value, effective as of April 13, 2010 (previously filed and incorporated by reference to Form 8-K filed on April 16, 2010)

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