Form 10-Q
period 2010-09-30
BEHRINGER HARVARD REIT I INC
filed 2010-11-12
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, Behringer Harvard REIT I, Inc. had 295,004,156 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Real estate
Land	$478,197	$507,061
Buildings, net	2,987,462	3,254,708
Total real estate	3,465,659	3,761,769

Cash and cash equivalents	128,298	179,583
Restricted cash	113,844	126,470
Accounts receivable, net	94,537	89,505
Prepaid expenses and other assets	13,904	9,455
Goodwill	—	11,539
Investments in unconsolidated entities	69,374	74,990
Deferred financing fees, net	17,310	24,622
Notes receivable	10,392	11,002
Lease intangibles, net	332,201	391,705
Assets associated with real estate held for sale	69,580	—
Total assets	$4,315,099	$4,680,640

Liabilities and equity

Liabilities
Notes payable	$2,793,150	$2,973,617
Accounts payable	1,489	2,247
Payables to related parties	1,712	1,892
Acquired below-market leases, net	103,117	122,150
Distributions payable	2,460	7,938
Accrued liabilities	133,185	122,374
Deferred tax liabilities	3,210	1,424
Other liabilities	18,712	21,689
Obligations associated with real estate held for sale	49,147	—
Total liabilities	3,106,182	3,253,331

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 294,743,020 and 292,493,778 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	29	29
Additional paid-in capital	2,630,025	2,612,961
Cumulative distributions and net loss	(1,426,439)	(1,190,133)
Accumulated other comprehensive loss	(1,103)	(4,718)
Stockholders’ equity	1,202,512	1,418,139
Noncontrolling interest	6,405	9,170
Total equity	1,208,917	1,427,309
Total liabilities and equity	$4,315,099	$4,680,640

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Rental revenue	$133,493	$137,443	$403,723	$423,938

Expenses
Property operating expenses	38,088	39,944	120,373	126,348
Interest expense	44,042	43,029	129,081	133,020
Real estate taxes	19,211	20,820	58,200	63,460
Property management fees	3,996	3,990	12,079	12,316
Asset management fees	4,989	4,607	14,494	16,214
Asset impairment losses	36,319	2,172	88,322	188,575
General and administrative	1,972	2,764	7,780	8,793
Depreciation and amortization	57,641	61,230	176,844	193,798
Total expenses	206,258	178,556	607,173	742,524

Interest income	356	744	1,150	2,671
Loss on early extinguishment of debt	—	(442)	—	(4,477)
Gain on troubled debt restructuring	—	—	9,390	—
Loss from continuing operations before income taxes and equity in earnings of investments	(72,409)	(40,811)	(192,910)	(320,392)

Benefit (provision) for income taxes	(1,678)	1,618	(2,806)	1,236
Equity in earnings of investments	324	220	865	582
Loss from continuing operations	(73,763)	(38,973)	(194,851)	(318,574)

Discontinued operations:

Loss from discontinued operations	(4,853)	(8,200)	(751)	(20,543)
Gain on sale of discontinued operations	2,755	—	2,755	—
Income (loss) from discontinued operations	(2,098)	(8,200)	2,004	(20,543)

Net loss	(75,861)	(47,173)	(192,847)	(339,117)

Net loss (income) attributable to noncontrolling interest
Noncontrolling interest in continuing operations	213	165	606	5,630
Noncontrolling interest in discontinued operations	3	6	(7)	39

Net loss attributable to common stockholders	$(75,645)	$(47,002)	$(192,248)	$(333,448)

Basic and diluted weighted average shares outstanding	294,546,412	292,085,405	293,901,139	291,517,289

Basic and diluted net loss attributable to common stockholders per share:
Continuing operations	$(0.25)	$(0.13)	$(0.66)	$(1.07)
Discontinued operations	(0.01)	(0.03)	0.01	(0.07)
Basic and diluted loss per share	$(0.26)	$(0.16)	$(0.65)	$(1.14)

Amounts attributable to common stockholders:
Continuing operations	$(73,550)	$(38,808)	$(194,245)	$(312,944)
Discontinued operations	(2,095)	(8,194)	1,997	(20,504)
Net loss attributable to common stockholders	$(75,645)	$(47,002)	$(192,248)	$(333,448)

Comprehensive loss:
Net loss	$(75,861)	$(47,173)	$(192,847)	$(339,117)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swap to earnings	369	369	1,105	3,281
Unrealized gain on interest rate swap	869	363	2,516	1,665
Total other comprehensive income	1,238	732	3,621	4,946

Comprehensive loss	(74,623)	(46,441)	(189,226)	(334,171)
Comprehensive loss attributable to noncontrolling interest	213	164	593	5,662
Comprehensive loss attributable to common stockholders	$(74,410)	$(46,277)	$(188,633)	$(328,509)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
For the nine months ended September 30, 2010

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(192,248)	—	(599)	(192,847)
Reclassifications of unrealized loss to earnings	—	—	—	—	—	—	1,103	2	1,105
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,512	4	2,516
Total comprehensive loss									(189,226)

Redemption of common stock	—	—	(767)	—	(6,099)	—	—	—	(6,099)
Distributions declared	—	—	—	—	—	(44,058)	—	(2,172)	(46,230)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	3,016	—	23,175	—	—	—	23,175
Costs of share issuance	—	—	—	—	(12)	—	—	—	(12)

Balance at September 30, 2010	1	$—	294,743	$29	$2,630,025	$(1,426,439)	$(1,103)	$6,405	$1,208,917

For the nine months ended September 30, 2009

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(333,448)	—	(5,669)	(339,117)
Reclassification of unrealized loss to earnings	—	—	—	—	—	—	3,276	5	3,281
Unrealized gain on interest rate swap	—	—	—	—	—	—	1,663	2	1,665
Total comprehensive loss									(334,171)

Redemption of common stock	—	—	(2,234)	—	(21,721)	—	—	—	(21,721)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27	27
Distributions declared	—	—	—	—	—	(94,022)	—	(268)	(94,290)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	5,707	—	54,225	—	—	—	54,225
Cost of share issuance	—	—	—	—	(335)	—	—	—	(335)

Balance at September 30, 2009	1	$—	292,281	$29	$2,611,199	$(1,069,174)	$(5,808)	$12,031	$1,548,277

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net loss	$(192,847)	$(339,117)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	93,815	200,841
Gain on sale of discontinued operations	(2,755)	—
Loss on early extinguishment of debt	—	4,477
Gains on troubled debt restructuring	(15,941)	—
Loss on derivatives	(153)	2,289
Depreciation and amortization	181,515	208,063
Amortization of lease intangibles	1,240	1,208
Amortization of above/below market rent	(9,012)	(8,745)
Amortization of deferred financing and mark-to-market costs	6,448	6,365
Interest income capitalized to notes receivable	—	(18)
Equity in earnings of investments	(865)	(582)
Distributions from investments	701	792
Change in accounts receivable	(7,558)	(11,672)
Change in prepaid expenses and other assets	(4,662)	(4,165)
Change in lease commissions	(18,812)	(10,179)
Change in other lease intangibles	(1,839)	(3,588)
Change in accounts payable	2,283	(3,116)
Change in accrued liabilities	10,900	10,481
Change in payables to related parties	(172)	(3,546)
Cash provided by operating activities	42,286	49,788

Cash flows from investing activities
Return of investments	664	962
Capital expenditures for real estate	(31,824)	(45,698)
Capital expenditures for real estate under development	(5,714)	(36,584)
Proceeds from notes receivable	610	2,064
Insurance proceeds received	—	16,000
Proceeds from sale of discontinued operations	19,212	—
Change in restricted cash	12,626	55,990
Cash used in investing activities	(4,426)	(7,266)

Cash flows from financing activities
Financing costs	—	(2,456)
Proceeds from notes payable	—	150,000
Payments on notes payable	(54,446)	(209,235)
Termination of interest rate hedge	—	(2,101)
Payments on capital lease obligations	(55)	(55)
Redemptions of common stock	(6,099)	(21,721)
Offering costs	(13)	(335)
Distributions to common stockholders	(26,354)	(47,764)
Distributions to noncontrolling interests	(2,178)	(279)
Contributions from noncontrolling interest	—	27
Conversion of debentures	—	(52,891)
Change in payables to related parties	—	(678)
Cash used in financing activities	(89,145)	(187,488)

Net change in cash and cash equivalents	(51,285)	(144,966)
Cash and cash equivalents at beginning of period	179,583	337,458
Cash and cash equivalents at end of period	$128,298	$192,492

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We operate institutional quality real estate.  In particular, we have focused on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants.  We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  As of September 30, 2010, we owned interests in 70 office properties located in 23 states and the District of Columbia.  The properties include 69 operating properties with office space that is currently 86% leased to tenants and one property, the initial development of which was completed in November 2009 but is currently unleased and not yet operational.

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

Our common stock is not currently listed on a national exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets before the end of 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

2.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009 and consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows for the periods ended September 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2010 and December 31, 2009 and our consolidated results of operations and our consolidated cash flows for the periods ended September 30, 2010 and 2009.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

3.                                      Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

such items as the purchase price allocation for real estate acquisitions, impairment of assets, timing of asset dispositions, duration of lease terms, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of the above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the debt assumption.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

October - December 2010	$12,891
2011	$39,653
2012	$30,528
2013	$23,879
2014	$20,053

As of September 30, 2010 and December 31, 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of September 30, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,479,174	$543,102	$54,610	$(172,920)
Less: accumulated depreciation and amortization	(491,712)	(233,692)	(31,819)	69,803
Net	$2,987,462	$309,410	$22,791	$(103,117)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,678,242	$589,144	$61,784	$(183,470)
Less: accumulated depreciation and amortization	(423,534)	(228,100)	(31,123)	61,320
Net	$3,254,708	$361,044	$30,661	$(122,150)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant expansions and improvements, property taxes and insurance and certain tenant security deposits for our consolidated properties.

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $94.5 million and $89.5 million at September 30, 2010 and December 31, 2009, respectively.  Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $84.2 million and $76.5 million as of September 30, 2010 and December 31, 2009, respectively, approximately $12.1 million and $17.2 million of receivables from tenants of our consolidated real estate properties as of September 30, 2010 and December 31, 2009, respectively, and approximately $0.8 million and $1.0 million of other non-tenant receivables as of September 30, 2010 and December 31, 2009, respectively.  Our allowance for doubtful accounts was approximately $2.6 million and $5.2 million as of September 30, 2010 and December 31, 2009, respectively.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include our deferred tax assets, prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

Goodwill

Goodwill consists of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.  In connection with the May 17, 2010 estimated value of our outstanding common stock at $4.25 per share, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was charged to impairment expense during the second quarter of 2010.  The following table is a summary of our goodwill activity (in thousands):

as of September 30, 2010	Goodwill
Cost	$11,655
Adjustments:
Propery disposals	(185)
Impairment	(11,470)
Net	$—

as of December 31, 2009	Goodwill
Cost	$11,655
Adjustments:
Propery disposals	(116)
Net	$11,539

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances that may indicate that carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  For the three and nine months ended September 30, 2010, we recorded non-cash impairment charges of approximately $41.8 million and $77.2 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  During 2010, changes in management’s estimate of the intended hold period for certain of our properties resulted in an assessment of these properties for impairment.  For the three and nine months ended September 30, 2009, we recorded non-cash impairment charges of approximately $7.7 million and $200.8 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  During 2009, changes in management’s estimate of the intended hold period and overall market declines for certain of our properties resulted in an assessment of these properties for impairment.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the nine months ended September 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investments in unconsolidated

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

entities.  For the nine months ended September 30, 2009, we had no impairment charges related to our investments in unconsolidated entities.

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

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $17.3 million and $24.6 million at September 30, 2010 and December 31, 2009, respectively.  Accumulated amortization of deferred financing fees was approximately $22.6 million and $17.5 million as of September 30, 2010 and December 31, 2009, respectively.

Notes Receivable

Notes receivable totaled approximately $10.4 million and $11.0 million at September 30, 2010 and December 31, 2009, respectively.

Our notes receivable at September 30, 2010 and December 31, 2009 included a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment has a maturity date of February 9, 2013 and earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points, which was equal to an annual rate of 7.76% as of September 30, 2010.  This interest is paid monthly.  In addition to interest received each month, additional interest accrues on the unpaid principal balance at the rate of 1.69% per year during the period from March 9, 2010 until March 8, 2012 and at a rate of 2.69% per year during the period from March 9, 2012 until maturity.  The additional accrued interest will compound monthly and be added to the unpaid principal balance due at maturity.  As of September 30, 2010, the loan was current.

Our notes receivable also includes a receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  The mortgage loan had a balance of approximately $0.4 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.  We have the exclusive right of first offer to participate in the future development of the unentitled land.  The borrower is currently making principal and interest payments based on an amortization schedule that will result in the loan being paid in full upon maturity on June 21, 2013.  The annual interest rate under the loan is fixed at 7.75% and as of September 30, 2010, the loan was current.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of September 30, 2010, our Bank of America — Las Vegas and 222 Bloomingdale Road properties are each classified as held for sale.  We had no properties classified as held for sale at December 31, 2009.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of September 30, 2010 and December 31, 2009, the balance of our asset retirement obligations was approximately $8.9 million and $9.3 million, respectively, and is included in other liabilities.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

As of September 30, 2010 and December 31, 2009, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2010 and 2009 was approximately $11.1 million and $14.3 million, respectively, and includes amounts recognized in discontinued operations.   As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2010 and 2009 was approximately $9.0 million and $8.7 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $3.3 million and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively, which includes amounts recognized in discontinued operations.

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

We acquired the subsidiaries of IPC on December 12, 2007 and have elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-corporation, and for the balance of the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

On March 14, 2003, the IRS released final regulations concerning the treatment of net built-in gains of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require that unless the C-corporation elects to recognize gains and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value at the time of the transaction, then the REIT will be subject to the rules of Section 1374 of the Code. In general terms, Section 1374 subjects the REIT to the maximum corporate-level tax rate on these built-in gains upon a taxable disposition of these assets that occurs within ten years from the date the REIT acquired the assets.  We have determined that the regulations are applicable to the assets held by IPC (US), Inc. and subsidiaries and are subject to the rules of Section 1374 of the Code for any built-in gains recognized within ten years of our acquisition of IPC (US), Inc. and subsidiaries.  However, based upon our projected holding periods, we believe that we will be able to forego incurring a tax liability attributable to any underlying difference between the tax basis of the acquired assets and the financial reporting basis as a result of applying fair value in purchase accounting.  Accordingly, we have not recorded an income tax provision, or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax.  As of September 30, 2010, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at September 30, 2010.  As a result of our electing REIT status for IPC (US), Inc. since 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The NOL carryovers will begin to expire in 2023.

In addition, at September 30, 2010, we have deferred tax liabilities of approximately $3.2 million and deferred tax assets of approximately $0.4 million related to various state taxing jurisdictions.  At December 31, 2009, we had deferred tax liabilities of approximately $1.4 million and deferred tax assets of approximately $0.9 million related to various state taxing jurisdictions.

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

For the nine months ended September 30, 2010, we recognized a provision for income taxes of approximately $2.8 million related to certain state and local income taxes.  For the nine months ended September 30, 2009, we recognized a benefit for income taxes of approximately $1.2 million related to certain state and local income taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of our affiliates (as defined in the plan).  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the nine months ended September 30, 2010 and 2009, we had no significant compensation cost related to these share-based payments.

Redeemable Common Stock

Our board of directors has authorized a share redemption program to provided limited interim liquidity to stockholders.  Our board reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the purchase price for redemptions, (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (4) amend, suspend (in whole or in part) or terminate the program.

GAAP requires securities that are convertible for cash at the option of the holder to be classified outside of equity.  Accordingly, we do not reclassify the shares to be redeemed from equity to a liability until such time as the redemption has been formally approved.

Concentration of Credit Risk

We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with several banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

We hold a direct or indirect controlling interest in certain real estate partnerships and thus, consolidate their accounts with and into our accounts.  Noncontrolling interest includes noncontrolling interests in real estate properties that represent the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the period.

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the July 28, 2005 acquisition of our Buena Vista Plaza property, 393,260 units of limited partnership interests in

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Behringer OP were issued at $8.90 per unit.  As of September 30, 2010 and December 31, 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of September 30, 2010 we had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share, and at September 30, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The weighted average shares and earnings per share for all periods presented in this report reflect the effects of the stock dividend.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

4.                                      New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of VIEs.  The new guidance requires revised evaluations of whether entities represent VIEs, ongoing assessments of control over such entities, and additional disclosures for variable interests.  This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  Our adoption of this new guidance on January 1, 2010 did not have a material impact on our financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We will adopt the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have a material impact on our financial statements or disclosures.

In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of the company’s financing receivables and allowances for credit losses.  These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We expect the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2010 and December 31, 2009 (in thousands).  Our derivative financial instruments are included in other liabilities on our consolidated balance sheet.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
as of September 30, 2010
Derivative financial instruments	$(1,130)	$—	$(1,130)	$—

as of December 31, 2009
Derivative financial instruments	$(4,904)	$—	$(4,904)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets, third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement.  These fair value estimates are considered Level 3 under the fair value hierarchy described above.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes our impaired assets measured at fair value (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses) (1) (2)
as of September 30, 2010
Real estate	$154,698	$—	$—	$154,698	$(71,736)
Real estate held for sale	$63,550	$—	$—	$63,550	$(4,394)
Investments in unconsolidated entitites	$47,909	$—	$—	$47,909	$(5,116)
Goodwill	$—	$—	$—	$—	$(11,470)

as of December 31, 2009
Real estate	$452,300	$—	$—	$452,300	$(241,239)

(1)          Excludes approximately $1.1 million and $17.8 million in impairment losses of our discontinued operations as of September 30, 2010 and December 31, 2009, respectively.

(2)          The December 31, 2009 amount includes approximately $48.7 million in impairment losses for properties that were disposed of or held for sale and included in discontinued operations subsequent to December 31, 2009.

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.8 billion in principal amount as of September 30, 2010 had a fair value of approximately $2.6 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on September 30, 2010.  Notes payable totaling approximately $3.0 billion in principal amount as of December 31, 2009 had a fair value of approximately $2.7 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2009.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments held at September 30, 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, payables to related parties, accrued liabilities, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

6.                                      Real Estate Activities

Dispositions

On February 1, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of a property, KeyBank Center, to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $6.5 million which is reflected as part of our discontinued operations.  Prior to the transaction, the loan had an outstanding balance of approximately $27.1 million and a scheduled maturity date of August 2012.  KeyBank Center is located in Cleveland, Ohio and contains approximately 478,000 rentable square feet.

On July 27, 2010, we sold our Crescent Center property, a building located in Memphis, Tennessee that consists of approximately 336,000 square feet, to an unaffiliated third party for a contract sales price of approximately $52.6 million.  The sale generated proceeds of approximately $52.3 million which includes the buyer’s assumption of approximately $42.6 million of related mortgage debt.

On September 3, 2010, we sold our Gateway 22 property, a building located in Diamond Bar, California that consists of approximately 55,000 square feet, to an unaffiliated third party for a contract sales price of approximately $9.9 million.  The sale generated proceeds of approximately $9.5 million, all of which was used to repay associated mortgage debt.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Held for Sale

As of September 30, 2010, we have entered into contracts with unaffiliated third parties to sell our Bank of America — Las Vegas and 222 Bloomingdale Road properties and we believe it is probable that these properties will be sold in the next twelve months.  The Bank of America — Las Vegas property is located in Las Vegas, Nevada and consists of approximately 255,000 square feet.  The 222 Bloomingdale Road property is located in White Plains, New York and consists of approximately 140,000 square feet.  The Bank of America — Las Vegas and 222 Bloomingdale Road properties are each classified as held for sale on the September 30, 2010 balance sheet and the results of operations for each of these properties are reflected as discontinued operations for all periods presented.

7.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of September 30, 2010 and December 31, 2009 (in thousands):

Property Name	Ownership Interest	September 30, 2010	December 31, 2009

Wanamaker Building	60.00%	$47,970	$52,921
Alamo Plaza	33.93%	11,746	12,171
St. Louis Place	35.71%	9,658	9,898
Total		$69,374	$74,990

For the nine months ended September 30, 2010, we recorded approximately $0.9 million of equity in earnings and approximately $1.4 million of distributions from our investments in unconsolidated entities.  For the nine months ended September 30, 2009, we recorded approximately $0.6 million of equity in earnings and approximately $1.8 million of distributions from our investments in unconsolidated entities.  For the nine months ended September 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investment in the Wanamaker Building.  Our equity in earnings for the nine months ended September 30, 2010 and 2009 from these investments represents our proportionate share of the combined earnings for the period of our ownership and for the period prior to consolidation, if applicable.

8.                                      Noncontrolling Interest

The following table is a summary of our noncontrolling interest (in thousands):

	September 30,	December 31,
	2010	2009
Noncontrolling interests in real estate properties	$5,035	$7,454
Limited partnership units	1,360	1,702
IPC (US), Inc. preferred shares	10	14
	$6,405	$9,170

9.                                      Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, including those not yet available for occupancy. For the nine months ended September 30, 2010 and 2009, we capitalized a total of approximately $6.0 million and $29.7 million in costs associated with real estate under development, respectively, including approximately $2.6 million and $1.7 million in interest for real estate under development, respectively.  In November 2009, we completed the major construction activity on our Three Eldridge Place property, located in Houston, Texas.  As of September 30, 2010, interest, property taxes, insurance and other property expenses continue to be capitalized because building improvement activities continue in preparation for future tenants, and it has not been one year since the completion of major construction activities.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of September 30, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2010, but do not represent exposure to credit, interest rate, or market risks:

		Number of	Interest Swap	Interest Swap
Type/Description	Notional Value	Instruments	Pay Rate	Receive Rate	Maturity
Interest rate swap - cash flow hedge	$100,000	1	3.9925%	30-day LIBOR	December 13, 2010
Interest rate swap - other	$50,000	1	3.9925%	30-day LIBOR	December 13, 2010

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of September 30, 2010 and December 31, 2009 (in thousands):

	Derivative Liabilities
	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap	$(753)	$(3,269)

Derivatives not designated as hedging instruments:
Interest rate swap	$(377)	$(1,635)

Total derivative liabilities	$(1,130)	$(4,904)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest rate swap	$869	$363	$2,516	$1,665
Total	$869	$363	$2,516	$1,665

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest expense (1)	$942	$948	$2,816	$3,672
Interest expense (2)	369	369	1,105	737
Total	$1,311	$1,317	$3,921	$4,409

(1)          Increase in fair value as a result of accrued interest associated with our swap transactions are recorded in OCI and subsequently reclassified into income.  Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

(2)          Represents amortization of discontinued cash flow hedge.

	Amount recognized in income on derivative
	(ineffective portion and amount excluded from effectiveness testing)
	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest expense (1)	$—	$—	$—	$2,544
Total	$—	$—	$—	$2,544

(1)          Represents the accelerated reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming probable not to occur.

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		For the Three Months Ended		For the Nine Months Ended
	Location	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest rate swap	Interest expense	$36	$293	$149	$160
Total		$36	$293	$149	$160

Over time the unrealized loss of approximately $1.1 million held in OCI will be reclassified to earnings, all of which is expected to be reclassified over the next three months.

11.                               Notes Payable

Our notes payable was approximately $2.8 billion in principal amount at September 30, 2010, which consists of approximately $2.6 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  At September 30, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.81%.  For each of our loans that are in default, as detailed below, we incur default interest

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

rates which are 5% higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 6.26%.  As of September 30, 2010, all of our $2.8 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At September 30, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  The notes payable with October 2010 maturity dates relate to two non-recourse property loans in default and discussed below.  Approximately $208.7 million, or approximately 7%, of our September 30, 2010 outstanding debt matures in the fourth quarter of 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and which we have requested to extend for one year pursuant to the terms of the credit facility.  Approximately $541.9 million, or approximately 19%, of our September 30, 2010 outstanding debt matures in 2011, which does not include the amounts due under our credit facility that have been included in the 2010 maturities, although we have requested to extend for one year.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2010, in addition to the default on the note secured by the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on seven non-recourse property loans with a combined outstanding balance of approximately $198.9 million secured by our Executive Park, 222 Bloomingdale Road, One Financial Plaza, Grandview II, Minnesota Center and 1300 Main properties and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties. We are in discussions with the lenders on these loans to restructure the debt, purchase or payoff the debt at a discount, or transfer ownership of the properties to the lenders. Further, we believe five properties and potentially others have loans that need to be modified during 2010 or the first six months of 2011 in order to justify further investment, some of which may have imminent defaults or events of default.  At September 30, 2010, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.4 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.4 million gain was approximately $0.03 per weighted average share for the nine months ended September 30, 2010.

In February 2010, pursuant to a deed-in-lieu of foreclosure, we also transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per weighted average share for the nine months ended September 30, 2010.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for up to $193.0 million of secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.  As of September 30, 2010, the Collateral Pool Properties had a value, as defined in the Credit Agreement of approximately $311.4 million.  The credit facility matures on December 11, 2010, and in October 2010, we requested a one-year extension pursuant to the terms of the Credit Agreement, which will be effective in December 2010 upon payment of an extension fee equal to 15 basis points of the total commitment and other deliverables.  As of September 30, 2010, there was approximately $150.0 million outstanding under the revolving loans, and based on our borrowing base availability, we had approximately $36.9 million of additional borrowings available under the revolving loans.  As of September 30, 2010, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed annual rate of approximately 6.74%. Subsequent to our swap agreements maturing on December 13, 2010, our revolving loans will bear interest at a rate of LIBOR plus 2.75% per annum, which as of September 30, 2010 would have been approximately 3.01% per annum.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The following table summarizes our notes payable as of September 30, 2010 (in thousands):

Principal payments due in:
October - December 2010	$212,420
2011	559,299
2012	24,539
2013	71,586
2014	91,825
Thereafter	1,835,941
unamortized discount	(2,460)
Total	$2,793,150

12.                               Stockholders’ Equity

Capitalization

As of September 30, 2010, we had 294,743,020 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 28,717,684 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 10,870,294 shares repurchased and retired.  As of September 30, 2010, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share.  At September 30, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties, after giving effect to the 10% stock dividend issued October 1, 2005.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to (1) suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  In May 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million. In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our distribution reinvestment plan (“DRP”) during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

For the nine months ended September 30, 2010, we redeemed approximately 767,000 shares for approximately $6.1 million.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of September 30, 2010, we had outstanding to the independent members of the board of directors options to purchase 89,500 shares of our common stock at a weighted average exercise price of $8.45 per share, as adjusted for the 10% stock dividend issued October 1, 2005 for options that were issued prior to September 30, 2005.  These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2010, 25% during 2011 and 50% during 2012.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the nine months ended September 30, 2010 and 2009.

Distributions

Effective in May 2010, the declared distribution rate was reduced to an amount equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% assuming the share was purchased for $10.00 and 2.4% based on the May 17, 2010 estimated valuation of $4.25 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the nine month periods ended September 30, 2010 and 2009, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  Distributions declared and payable as of September 30, 2010 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the nine months ended September 30, 2010 and 2009 (in thousands):

	Total	Cash	DRP
2010
1st Quarter	$23,866	$12,598	$11,268
2nd Quarter	12,882	7,015	5,867
3rd Quarter	7,375	4,045	3,330
Total	$44,123	$23,658	$20,465

2009
1st Quarter	$46,603	$21,440	$25,163
2nd Quarter	23,777	11,415	12,362
3rd Quarter	23,783	11,891	11,892
Total	$94,163	$44,746	$49,417

13.                               Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt when acquired, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the nine months ended September 30, 2010 or 2009.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the nine months ended September 30, 2010 or 2009.

HPT Management Services, LLC (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $12.6 million and $13.0 million in the nine month periods ended September 30, 2010 and 2009, respectively for the services provided by HPT Management in connection with our properties.  Property management fees associated with our sold and held for sale properties are classified in discontinued operations.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the nine months ended September 30, 2010, we incurred and expensed approximately $15.1 million of asset management fees as compared to approximately $17.0 million for the nine months ended September 30, 2009.  Asset management fees associated with our sold and held for sale properties are classified in discontinued operations.  Asset management fees of approximately $6.8 million were waived for the nine months ended September 30, 2010.  Asset management fees of approximately $5.0 million were waived for the nine months ended September 30, 2009.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.  For the nine months ended September 30, 2010, we incurred and expensed approximately $23.5 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $20.9 million for the nine months ended September 30, 2009.

At September 30, 2010, we had payables to related parties of approximately $1.7 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.  At December 31, 2009, we had payables to related parties of approximately $1.9 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever. Based on sales of properties through September 30, 2010, if all the conditions above were met, Behringer Advisors would be paid approximately $1.3 million in disposition fees.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

14.                               Commitments and Contingencies

As of September 30, 2010, we had commitments of approximately $36.8 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  Based on sales of properties through September 30, 2010, if all conditions were met, Behringer Advisors would be paid approximately $1.3 million in disposition fees.  For a description of the conditions for payment, see Footnote 13 above.

15.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2010 and 2009: (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Interest paid, net of amounts capitalized	$120,847	$133,011
Income taxes paid	$2,052	$1,893

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$8,684	$12,711
Transfer of real estate through cancellation of debt	$19,055	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$23,175	$54,225
Accrual for distributions declared	$2,460	$7,933
Mortgage notes assumed by purchaser	$42,606	—
Cancellation of debt through transfer of real estate	$26,323	$—

16.                               Discontinued Operations and Real Estate Held for Sale

On September 3, 2010, we sold our Gateway 22 property located in Diamond Bar, California to an unaffiliated third party.  On July 27, 2010, we sold our Crescent Center property, located in Memphis, Tennessee to an unaffiliated third party. On February 1, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, KeyBank Center, to the lender associated with this property.  On December 31, 2009, we sold our Royal Caribbean Center and DeVry University properties, each located in Miramar, Florida to an unaffiliated third party.  As of September 30 2010, our Bank of America — Las Vegas and 222 Bloomingdale Road properties were classified as held for sale.  We had no properties classified as held for sale at December 31, 2009.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

(unaudited)

The results of operations for these properties are classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Rental revenue	$4,512	$8,860	$15,444	$28,118

Expenses
Property operating expenses	1,280	2,871	4,328	8,586
Interest expense	1,229	2,529	5,253	7,555
Real estate taxes	391	1,413	2,011	4,453
Property and asset management fees	253	448	977	1,513
Asset impairment losses	5,493	5,570	5,493	12,266
Depreciation and amortization	762	4,201	4,671	14,265
Total expenses	9,408	17,032	22,733	48,638

Benefit (provision) for income taxes	43	(28)	30	(30)
Gain on troubled debt restructuring	—	—	6,508	—
Interest income	—	—	—	7

Loss from discontinued operations	$(4,853)	$(8,200)	$(751)	$(20,543)

The major classes of assets and liabilities of real estate held for sale are as follows (in thousands):

September 30, 2010
Land	$7,622
Buildings, net	57,742
Accounts receivable, net	1,926
Lease and other intangibles, net	2,290
Assets associated with real estate held for sale	$69,580

Notes payable	$47,520
Acquired below-market leases, net	936
Accrued liabilities	471
Other liabilities	220
Obligations associated with real estate held for sale	$49,147

*****

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans in order to justify further investment, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

•                                          unfavorable changes in laws or regulations impacting our business or our assets; and

•                                          factors that could affect our ability to qualify as a real estate investment trust (“REIT”).

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  The determination is also based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers.  The evaluation will also consider the relation of these rights to their economic participation in benefits or obligation to absorb losses.  A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary that has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We assess our interests in those entities on an ongoing basis to determine whether such entities should be consolidated.  In evaluating if an entity is a VIE, our analysis involves considerable management judgment, assumptions and estimates.  A change in these judgments, assumptions, and estimates could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of the above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the debt assumption.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.  For the nine months ended September 30, 2010, we recorded non-cash impairment charges of approximately $77.2 million related to the impairment of consolidated real estate assets, including discontinued operations.  During 2010, changes in management’s estimate of the intended hold period for certain of our properties resulted in an assessment of these properties for impairment.  For the nine months ended September 30, 2009, we recorded non-cash impairment charges of approximately $200.8 million related to the impairment of consolidated real estate assets, including discontinued operations.  During 2009, changes in management’s estimate of the intended hold period and overall market declines for certain of our properties resulted in an assessment of these properties for impairment.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the nine months ended September 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investments in unconsolidated entities.  For the nine months ended September 30, 2009, we had no impairment charges related to our investments in unconsolidated entities.

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

Overview

We are externally managed and advised by Behringer Advisors, LLC (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments and operating the portfolio on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer Harvard Operating Partnership I LP (“Behringer OP”).

At September 30, 2010 we owned interests in 69 operating office properties with approximately 24.5 million rentable square feet and one non-operating property, with approximately 303,000 rentable square feet, the initial development of which was completed in November 2009 but is currently unleased.  At September 30, 2009, we owned interests in 74 operating office properties with approximately 25.6 million rentable square feet.  During the nine months ended September 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of a property located in Cleveland, Ohio to the lender associated with this property, and we sold a property located in Memphis, Tennessee and a property located in Diamond Bar, California.  During December 2009, we sold two properties located in Miramar, Florida.  As of September 30, 2010, two of our properties, one located in Las Vegas, Nevada and one located in White Plains, New York, were classified as held for sale.

Adverse economic conditions and dislocations in the credit markets continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of:  (1) a decline in occupancy since the beginning of the current economic downturn; (2) a decrease in rental rates for new leases from the terms of in-place leases; (3) tenant concessions; and (4) tenant defaults.  As a result of the deterioration of our rental revenue, we are conserving cash, strategically selling certain assets, and identifying other property and company level capital sources.

Cash Conservation.  At September 30, 2010, we had cash and restricted cash of approximately $242.1 million, much of which will be used for leasing costs, to restructure or refinance our debt, or for other strategic opportunities.  Given the amount of commitments we have for future tenant improvements and leasing commissions and the real estate taxes and insurance premiums typically due during the first and fourth quarters each year, we expect our cash and restricted cash to decline in future quarters.  In order to conserve cash, we have reduced the distribution rate, limited share redemptions, re-bid vendor contracts, protested our real estate taxes on an annual basis, and structured leases to conserve capital, and we have benefited from a waiver of asset management fees owed to Behringer Advisors.

Strategic Asset Sales.  We believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when the property has limited or no equity with a near-term debt maturity, when a property has equity but the projected returns do not justify further investment or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  See “—Liquidity and Capital Resources — General” for a more detailed discussion of our strategic asset sales.

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital during 2011.  For example, we have engaged an intermediary to identify a joint venture partner and source new financing for our 200 South Wacker property, and we intend to engage an investment banking firm to explore other financing sources that may include company level capital during 2011.

As a result of these specific actions, we believe we will have the resources available to actively lease space in our portfolio in order to increase occupancy, refinance near-term debt maturities and restructure debt on troubled assets, and pursue other strategic opportunities.

Leasing.  We continue to experience an increase in the amount of concessions required to acquire a new tenant, including free rent, tenant improvement allowances, lower rental rates, or other financial incentives.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

During the three months ended September 30, 2010, we had approximately 1.2 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 1.1 million square feet with an average net rent that was approximately $0.23 per square foot, or 2%, lower than expiring rent.

During the three months ended September 30, 2010, we renewed approximately 0.8 million square feet with leasing costs of approximately $20.79 per square foot with an average term of approximately 7.3 years; executed leases for approximately 83,000 square feet of expansion space with leasing costs of approximately $34.15 per square foot with an average term of approximately 6.9 years; and entered into new leases totaling approximately 0.2 million square feet with leasing costs of approximately $26.95 per square foot with an average term of approximately 6.0 years.  During the three months ended September 30, 2010, we renewed 64% of expiring leases and 69% of expiring square feet.

During the nine months ended September 30, 2010, we had approximately 3.4 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 3.2 million square feet with an average net rent that was approximately $0.76 per square foot, or 5%, lower than expiring rent.

During the nine months ended September 30, 2010, we renewed approximately 2.3 million square feet with leasing costs of approximately $15.46 per square foot with an average term of approximately 5.9 years; executed leases for approximately 0.2 million square feet of expansion space with leasing costs of approximately $28.27 per square foot with an average term of approximately 5.6 years; and entered into new leases totaling approximately 0.7 million square feet with leasing costs of approximately $40.30 per square foot with an average term of approximately 8.0 years.  During the nine months ended September 30, 2010, we renewed 66% of expiring leases and 69% of expiring square feet.

During the nine months ended September 30, 2009, we had approximately 3.1 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 2.0 million square feet with an average net rent that was approximately $0.48 per square foot, or 3%, lower than expiring rent.

The weighted average leasing cost for the nine months ended September 30, 2010 were approximately $21.30 per square foot as compared to approximately $18.04 per square foot for the nine months ended September 30, 2009.

Although commercial office occupancy on a national basis has continued to decline, our portfolio occupancy remained at 86% at September 30, 2010, consistent with our occupancy rate since September 30, 2009.  We have approximately 0.9 million square feet of scheduled lease expirations in the remainder of 2010 and approximately 2.6 million square feet of scheduled lease expirations in 2011.  Given the amount of scheduled lease expirations, we expect occupancy levels and property net operating income to decline on a comparative and absolute basis.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred in connection with their acquisition or which were in place upon acquisition.  Current market conditions make it difficult to refinance maturing debt.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have increased since the initial acquisition of our properties.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although positive for new property acquisitions, the overall impact will likely be negative for us because we believe many of our properties may be viewed as less valuable today than at acquisition, thus requiring us to use more cash on hand to refinance or borrow new monies.

We have approximately $541.9 million of property level non-recourse debt maturing in 2011, primarily in the third and fourth quarters.  Approximately $95.5 million of this amount matures in February 2011 and is collateralized by our 200 South Wacker property in Chicago, Illinois.  We are in discussions with the lender to either restructure the loan or pay off the loan at a discount.  The majority of the remaining balance, approximately $413.6 million, relates to property level non-recourse debt collateralized by two of our other Chicago properties.  We have engaged a mortgage broker to facilitate the refinancing of these properties, and we anticipate using cash on hand to pay down a portion of this outstanding debt.  We also have $150.0 million drawn under our credit facility that matures in December 2010, but for which we have requested a one-year extension pursuant to the terms of the agreement.  The credit facility is collateralized by six properties with an estimated aggregate value of more than $300 million.  During 2011, we expect to either replace the credit facility with property level financing or renew the credit facility with some or all of the current lender group.

The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  If the value of a property is not likely to recover, our advisor and board of directors have decided to redeploy our capital to more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or have us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  We are in active negotiations with certain lenders to resolve the debt on these troubled assets in a manner that achieves what we believe is the best outcome for our stockholders and expect that some loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by negotiating agreements conveying the deed to the lender.

Other Strategic Opportunities.  Although our primary purposes for conserving cash, strategically selling certain assets and identifying other property and company level capital sources are to have the necessary capital resources available for leasing space in our portfolio and refinancing and restructuring our debt, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive for our stockholders.

If we are successful with our efforts to lease our portfolio, refinance or restructure our debt, and pursue strategic opportunities, we believe we can achieve three important objectives for our stockholders:  (1) maximize our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Currently, our management is reviewing alternatives to create liquidity for our stockholders, including strategic dispositions of individual properties or portfolios of properties, entrance into the public markets through a listing of our common stock on a national securities exchange or a through a merger transaction with a listed company, and/or a merger with a non-listed company.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets by the end of 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

Results of Operations

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended September 30, 2010 was approximately $133.5 million as compared to approximately $137.4 million for the three months ended September 30, 2009 and was generated by our consolidated real estate properties.  The $3.9 million decrease was primarily attributable to a decrease in tenant rental income of approximately $3.1 million, primarily related to reduced rental rates as compared to the prior year, a decrease in straight-line rent adjustments of approximately $1.0 million and a decrease in tenant recovery income of approximately $0.8 million.  These decreases were partially offset by an increase in lease termination fee income of approximately $0.5 million and various other increases totaling approximately $0.5 million.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2010 were approximately $38.1 million as compared to approximately $39.9 million for the three months ended September 30, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The $1.8 million decrease was primarily attributable to a decrease in bad debt expense of approximately $2.0 million, partially offset by various increases totaling approximately $0.2 million.

Interest Expense.  Interest expense for the three months ended September 30, 2010 was approximately $44.0 million as compared to approximately $43.0 million for the three months ended September 30, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $1.0 million increase from prior year was primarily a result of higher interest rates incurred on an increased number of loans in default in 2010 as compared to the same period in 2009.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2010 were approximately $19.2 million as compared to approximately $20.8 million for the three months ended September 30, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $1.6 million decrease was primarily due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the three months ended September 30, 2010 and September 30, 2009, were each approximately $4.0 million and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended September 30, 2010 were approximately $5.0 million as compared to approximately $4.6 million for the three months ended September 30, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $0.4 million increase from the prior year was primarily attributable to a reduction in the amount of asset management fees waived in the third quarter of 2010 as compared to the same period in 2009.  We had approximately $2.2 million of asset management fees waived for the three months ended September 30, 2010 as compared to approximately $2.5 million of asset management fees waived for the three months ended September 30, 2009.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the three months ended September 30, 2010 were approximately $36.3 million and consisted of impairment expense related to changes in our expected holding period, primarily due to anticipated dispositions of certain of our real estate properties.  Asset impairment losses related to our real estate properties for the three months ended September 30, 2009 were approximately $2.2 million and were due to changes in our expected holding period and overall market declines for certain of our real estate properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 were approximately $2.0 million as compared to approximately $2.8 million for the three months ended September 30, 2009 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $0.8 million decrease is primarily related to reduced audit fees and reduced business and franchise taxes.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2010 was approximately $57.6 million as compared to approximately $61.2 million for the three months ended September 30, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $3.6 million decrease primarily resulted from decreased depreciation and amortization expense due to the impairment of certain of our real estate properties, which results in a lower base from which depreciation and amortization expenses is calculated.

Interest Income. Interest income for the three months ended September 30, 2010 was approximately $0.4 million as compared to approximately $0.7 million for the three months ended September 30, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $0.3 million decrease from the prior year was primarily due to lower cash balances.

Loss on Early Extinguishment of Debt.  We had no loss on early extinguishment of debt for the three months ended September 30, 2010.  Loss on early extinguishment of debt for the three months ended September 30, 2009 was approximately $0.4 million and was related to premiums paid to debentureholders to redeem outstanding debentures for cash.

Benefit (Provision) for Income Taxes.  We had a provision for income taxes of approximately $1.7 million in the three months ended September 30, 2010 as compared to a benefit for income taxes of approximately $1.6 million in the three months ended September 30, 2009.  The $3.3 million change was primarily related to the addition of valuation allowances for certain state and local deferred tax assets.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended September 30. 2010 was approximately $0.3 million as compared to approximately $0.2 million for three months ended September 30, 2009 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.1 million increase from prior year primarily resulted from increased net income at the Wanamaker Building.

Net Loss attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest was approximately $0.2 million for both the three month period ended September 30, 2010 and 2009 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.

Discontinued Operations

Loss from Discontinued Operations.  Loss from discontinued operations for the three months ended September 30, 2010 was approximately $4.9 million as compared to a loss of approximately $8.2 million for the three months ended September 30, 2009.  The loss from discontinued operations is comprised of the results of operations from our 222 Bloomingdale Road and Bank of America — Las Vegas properties that were each held for sale as of September 2010, our Gateway 22 property that was sold in September 2010, our Crescent Center property that was sold in July 2010 and our KeyBank Center property that was disposed of in February 2010 and the Royal Caribbean Center and DeVry University properties that were each sold in December 2009. The results of operations for these properties are classified as discontinued operations in all periods presented.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations for the three months ended September 30, 2010 was approximately $2.8 million and primarily relates to the sale of Gateway 22.  We had no gain on sale of discontinued operations for the three months ended September 30, 2009.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the nine months ended September 30, 2010 was approximately $403.7 million as compared to approximately $423.9 million for the nine months ended September 30, 2009 and was generated by our consolidated real estate properties.  The $20.2 million decrease was primarily attributable to a decrease in tenant rental income of approximately

$8.7 million related to reduced rental rates as compared to the prior year, a decrease in tenant recovery income of approximately $7.9 million, a decrease in straight-line rent of approximately $3.8 million and a decrease in lease termination fees of approximately $1.2 million.  These decreases were partially offset by various increases totaling approximately $1.4 million.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2010 were approximately $120.4 million as compared to approximately $126.3 million for the nine months ended September 30, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The $5.9 million decrease was primarily attributable to a decrease in bad debt expense of approximately $5.5 million and various other decreases totaling approximately $0.4 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2010 was approximately $129.1 million as compared to approximately $133.0 million for the nine months ended September 30, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $3.9 million decrease from prior year was primarily a result of approximately $2.5 million of interest expense in the nine months ended September 30, 2009, related to the reclassifications of unrealized loss from accumulated other comprehensive loss to earnings as a result of a previously hedged forecasted transaction becoming probable not to occur.  The remaining $1.4 million decrease is primarily a result of our reduced mortgages payable and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2010 were approximately $58.2 million as compared to approximately $63.5 million for the nine months ended September 30, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $5.3 million decrease was primarily due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the nine months ended September 30, 2010 were approximately $12.1 million as compared to approximately $12.3 million for the nine months ended September 30, 2009 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.2 million decrease was primarily attributable to lower property revenue.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2010 were approximately $14.5 million as compared to approximately $16.2 million for the nine months ended September 30, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $1.7 million decrease from the prior year was primarily attributable to the amount of asset management fees waived in 2010 as compared to 2009.  We had approximately $6.8 million of asset management fees waived for the nine months ended September 30, 2010 as compared to approximately $5.0 million of asset management fees waived for the nine months ended September 30, 2009.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the nine months ended September 30, 2010 were approximately $88.3 million as compared to approximately $188.6 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, we had approximately $71.7 million of impairment expense related to changes in our expected holding period, primarily due to anticipated dispositions of certain of our real estate properties, approximately $11.5 million related to goodwill and approximately $5.1 million related to other than temporary declines in the estimated fair value of investments in unconsolidated entities.  For the nine months ended September 30, 2009, the impairment expense was due to changes in our expected holding period and overall market declines for certain of our real estate properties.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 were approximately $7.8 million as compared to approximately $8.8 million for the nine months ended September 30, 2009 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $1.0 million decrease is primarily related to reduced audit fees and reduced investor related expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2010 was approximately $176.8 million as compared to approximately $193.8 million for the nine months ended September 30, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $17.0 million decrease primarily resulted from decreased depreciation and amortization expense due to the impairment of certain of our real estate properties, which results in a lower base from which depreciation and amortization expenses is calculated.

Interest Income. Interest income for the nine months ended September 30, 2010 was approximately $1.2 million as compared to approximately $2.7 million for the nine months ended September 30, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $1.5 million decrease from the prior year was primarily due to lower cash balances.

Loss on Early Extinguishment of Debt.  We had no loss on early extinguishment of debt for the nine months ended September 30, 2010.  Loss on early extinguishment of debt for the nine months ended September 30, 2009 was approximately $4.5 million and was comprised of an approximate $3.2 million write-off of deferred financing fees related to the early payoff of the term loan under our credit facility and approximately $1.3 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the nine months ended September 30, 2010 was approximately $9.4 million and related to the settlement of debt secured by our 1650 Arch property.  We had no gain on troubled debt restructuring for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.

Benefit (Provision) for Income Taxes.  We had a provision for income taxes of approximately $2.8 million in the nine months ended September 30, 2010 as compared to a benefit for income taxes of approximately $1.2 million in the nine months ended September 30, 2009.  The $4.0 million change was primarily related to the addition of valuation allowances for certain state and local deferred tax assets of approximately $2.7 million and approximately $1.8 million of federal net operating loss carryovers that are no longer available to us, offset by approximately $0.5 million of other changes.

Equity in Earnings of Investments.  Equity in earnings of investments for the nine months ended September 30, 2010 was approximately $0.9 million as compared to $0.6 million for nine months ended September 30, 2009 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.3 million increase from prior year primarily resulted from increased net income at the Wanamaker Building.

Net Loss attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest was approximately $0.6 million for the nine months ended September 30, 2010 as compared to approximately $5.7 million for the nine months ended September 30, 2009 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $5.1 million decrease is primarily attributable to the noncontrolling interest holders’ share of impairment losses recognized in 2009 on a non-wholly owned property that we consolidate.

Discontinued Operations

Loss from Discontinued Operations.  Loss from discontinued operations for the nine months ended September 30, 2010 was approximately $0.8 million as compared to a loss of approximately $20.5 million for the nine months ended September 30, 2009.  The loss from discontinued operations is comprised of the results of operations from our 222 Bloomingdale Road and Bank of America — Las Vegas properties that were each held for sale as of September 2010 and our Gateway 22 property that was sold in September 2010, our Crescent Center property that was sold in July 2010, our KeyBank Center property that was disposed of in February 2010 and the Royal Caribbean Center and DeVry University properties that were sold in December 2009. The results of operations for these properties are classified as discontinued operations in all periods presented.   The loss from discontinued operations for the nine months ended September 30, 2010, includes a gain on troubled debt restructuring related to KeyBank Center of approximately $6.5 million.  During the nine months ended September 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations for the nine months ended September 30, 2010 was approximately $2.8 million and primarily relates to the sale of Gateway 22.  We had no gain on sale of discontinued operations for the nine months ended September 30, 2009.

Cash Flow Analysis

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

Cash flows provided by operating activities totaled approximately $42.3 million for the nine months ended September 30, 2010 compared to approximately $49.8 million for the nine months ended September 30, 2009.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2010 compared to September 30, 2009, including results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) increases in lease commissions and other lease intangibles of approximately $6.9 million; and (3) the timing of receipt of revenues and payment of expenses which is evidenced by net cash inflows in working capital assets and liabilities of approximately $0.8 million in 2010 compared to outflows of approximately $12.0 million in 2009.

Cash flows used in investing activities for the nine months ended September 30, 2010 were approximately $4.4 million and were primarily comprised of proceeds from the sale of discontinued operations of approximately $19.2 million and approximately $12.6 million in the change in restricted cash, partially offset by monies used to fund capital expenditures for existing real estate of approximately $31.8 million and capital expenditures for real estate development of approximately $5.7 million.  During the nine months ended September 30, 2009, cash flows used in investing activities were approximately $7.3 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $45.7 million and capital expenditures for real estate development of approximately $36.6 million, partially offset by approximately $56.0 million in the change in restricted cash, primarily related to the redemption of our debentures, and approximately $16.0 million in insurance proceeds received.

Cash flows used in financing activities for the nine months ended September 30, 2010 were approximately $89.1 million and were comprised primarily of payments on notes payable of approximately $54.4 million, distributions to our stockholders of approximately $26.4 million, redemptions of common stock of approximately $6.1 million and distributions to noncontrolling interest holders of approximately $2.2 million.  During the nine months ended September 30, 2009, cash flows used in financing activities were approximately $187.5 million and were comprised primarily of payments on notes payable and financing costs, net of proceeds from notes payable, of approximately $61.7 million, purchase of debentures for cash of approximately $52.9 million, distributions to our stockholders of approximately $47.8 million, and redemptions of common stock of approximately $21.7 million.

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

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to investors and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or have derivatives or acquisition activities.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•                  Impairment charges.  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset may be intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on one-time market valuations.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(75,861)	$(47,173)	$(192,847)	$(339,117)
Net loss attributable to noncontrolling interest	216	171	599	5,669

Adjustments:
Real estate depreciation and amortization from consolidated properties (1)	58,403	65,431	181,515	208,063
Real estate depreciation and amortization from unconsolidated properties (2)	1,772	1,809	5,240	5,336
Gain on sale of depreciable real estate	(2,755)	—	(2,755)	—
Noncontrolling interest share of above adjustments(3)	(304)	(428)	(950)	(1,687)
Funds from operations (FFO) (4)	$(18,529)	$19,810	$(9,198)	$(121,736)

Impairment charges (5)	41,812	7,742	93,815	200,841
Fair value adjustments to derivatives	(66)	188	(153)	190
Acqusition-related costs	—	—	—	—
Noncontrolling interest share of above adjustments	(61)	(12)	(137)	(4,495)
Modified funds from operations (MFFO)(4)	$23,156	$27,728	$84,327	$74,800

Weighted average shares	294,546	292,085	293,901	291,517

MFFO per share	$0.08	$0.09	$0.29	$0.26

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

(4)   FFO, as defined by NAREIT, does not allow for excluding a gain on extinguishment of debt, unless that gain is deemed to be an extraordinary item. We define MFFO to further exclude impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs. MFFO does not exclude gain on extinguishment of debt. For the nine months ended September 30, 2010, we recognized non-extraordinary gains on extinguishment of debt (gains on troubled debt restructuring) of approximately $15.9 million, including approximately $6.5 million recorded as part of income (loss) from discontinued operations.  If these non-cash gains were excluded from MFFO for the nine months ended September 30, 2010, the resulting MFFO would have been $0.23 per weighted average share rather than the $0.29 presented above.

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

•      Straight-line rental revenue of approximately $11.6 million and $14.6 million was recognized as a net increase to rental revenue for the nine months ended September 30, 2010 and 2009, respectively;

•      Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $9.4 million and $9.1 million for the nine months ended September 30, 2010 and 2009, respectively; and

•      Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $6.6 million and $6.5 million was recognized as interest expense for the nine month periods ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, we had cash and cash equivalents of $128.3 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our assessment, we anticipate our short-term liquidity requirements to be approximately $584.5 million over the next twelve months, of which we expect approximately $475.0 million to be provided by revenue from our properties.  We have property-level debt that is secured by eight of our properties, totaling approximately $375.6 million at September 30, 2010, which matures within the next twelve months.  This amount excludes the $150.0 million in borrowings under our credit facility that matures in December 2010, which we have requested to extend for one year pursuant to the terms of the credit facility.  However, we will likely need to generate additional liquidity for long-term liquidity requirements.  Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; proceeds from asset dispositions; proceeds received from contributing existing assets to joint ventures; proceeds from additional secured or unsecured debt financings and refinancings; and proceeds from public or private issuances of debt or equity securities.  We also intend to utilize retained capital as a result of the partial suspension and funding limit of the share redemption program and the reductions in our distribution rate, which occurred in 2009 and 2010.

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  For example, in December 2009, we sold our Royal Caribbean Center property, consisting of approximately 129,000 square feet, and our DeVry University property, consisting of approximately 94,000 square feet, to an unaffiliated third party for a combined contract sales price of approximately $43.0 million. These properties are both located in Miramar, Florida, which we do not consider a core market for our portfolio.  Prior to the sale, we owned an 86% controlling interest in each of these properties, and the sale generated proceeds of approximately $41.7 million of which approximately $26.8 million was used to repay the related mortgage debt.  On July 27, 2010, we sold our Crescent Center property, located in Memphis, Tennessee that consists of approximately 336,000 square feet, to an unaffiliated third party for a contract sales price of approximately $52.6 million.  The sale generated proceeds of approximately $52.3 million which includes the buyer’s assumption of approximately $42.6 million of related mortgage debt.  On September 3, 2010, we sold our Gateway 22 property, located in Diamond Bar, California that consists of approximately 55,000 square feet, to an unaffiliated third party for a contract sales price of approximately $9.9 million.  The sale generated proceeds of approximately $9.5 million, all of which was used to repay associated mortgage debt.  Currently, we intend to sell at least five other properties in non-core markets and three other non-strategic properties during 2010 or the first six months of 2011.  Two of these properties in non-core markets, Bank of America — Las Vegas and 222 Bloomingdale Road, have been classified on the September 30, 2010 balance sheet as properties held for sale, but in the current economic environment, it is difficult to predict whether any of the other sales will be completed.

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

Although we have minimal debt obligations that mature for the remainder of 2010, given the requested one-year extension of our credit facility, we continually evaluate our debt maturities.  Part of our overall strategy includes actively addressing our debt maturities in 2011 and considering alternative courses of action if the capital markets continue to be volatile.  Based on our current assessment, we believe there will be refinancing alternatives available, but these alternatives may materially impact our expected financial results and liquidity due to higher interest rates and additional equity requirements.  However, if refinancing alternatives are not available and we have insufficient liquidity to repay the maturing debt, the related lenders could foreclose on certain of our properties.

We are also exploring opportunities to raise both property level and company level capital during 2011.  For example, we have engaged an intermediary to identify a joint venture partner for our 200 South Wacker property, and we have engaged an investment banking firm to source company level capital during 2011.

Although we currently have no plans to issue debt or equity securities, we may explore this liquidity source during 2011.  Due to market conditions and our leverage and liquidity positions, it may be extremely difficult to raise cash through the issuance of securities on favorable terms or at all.

Notes Payable

Our notes payable was approximately $2.8 billion in principal amount at September 30, 2010, which consists of approximately $2.6 billion of loans secured by mortgages on our properties and $150.0 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  At September 30, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 8.33%, with an effective weighted average interest rate of approximately 5.81%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 5% higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 6.26%.  As of September 30, 2010, all of our $2.8 billion in debt is fixed rate debt, including the $150.0 million in revolving loans which bear interest at a variable rate, but which are effectively fixed through use of interest rate swap agreements.  At September 30, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  The notes payable with October 2010 maturity dates relate to two non-recourse property loans in default and discussed below.  Approximately $208.7 million, or approximately 7%, of our September 30, 2010 outstanding debt matures in the fourth quarter of 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and which we have requested to extend for one year pursuant to the terms of the credit facility.  Approximately $541.9 million, or approximately 19%, of our September 30, 2010 outstanding debt matures in 2011, which does not include the amounts due under our credit facility that have been included in the 2010 maturities, although we have requested to extend for one year.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2010, in addition to the default on the note secured by the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on seven non-recourse property loans with a combined outstanding balance of approximately $198.9 million secured by our Executive Park, 222 Bloomingdale Road, One Financial Plaza, Grandview II, Minnesota Center and 1300 Main properties and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties.  We are in discussions with the lenders on these loans to restructure the debt, purchase or payoff the debt at a discount or transfer ownership of the properties to the lenders.  Further, we believe five properties and potentially others have loans that need to be modified during 2010 or the first six months of 2011 in order to justify further investment, some of which may have imminent defaults or events of default.  At September 30, 2010, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.4 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.4 million gain was approximately $0.03 per weighted average share for the nine months ended September 30, 2010.

In February 2010, pursuant to a deed-in-lieu of foreclosure, we also transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per weighted average share for the nine months ended September 30, 2010.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for up to $193.0 million of secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.  The Collateral Pool Properties consist of our One BriarLake Plaza, Westway One and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our

Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties. As of September 30, 2010, the Collateral Pool Properties has a value, as defined in the Credit Agreement, of approximately $311.4 million.  The credit facility matures on December 11, 2010, and in October 2010, we requested a one-year extension pursuant to the terms of the Credit Agreement, which will be effective in December 2010 upon payment of an extension fee equal to 15 basis points of the total commitment and other deliverables.  As of September 30, 2010, there was approximately $150.0 million outstanding under the revolving loans, and based on our borrowing base availability, we had approximately $36.9 million of additional borrowings available under the revolving loans.  As of September 30, 2010, as a result of the interest rate swap agreements, the revolving loans effectively bore interest at a fixed annual rate of approximately 6.74%.  Subsequent to our swap agreements maturing on December 13, 2010, our revolving loans will bear interest at a rate of LIBOR plus 2.75% per annum, which as of September 30, 2010 would have been approximately 3.01% per annum.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to (1) suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  In May 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million.  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  For the nine months ended September 30, 2010, we redeemed approximately 767,000 shares for approximately $6.1 million.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is a high level of unemployment, which is widely recognized as the key factor in vacancy levels.  Lower occupancy levels nationally and in our portfolio have the effect of reducing net operating income available to pay expenses and distributions.  Furthermore, in a lower occupancy environment, competitive rental concessions are offered by most office landlords to keep assets leased or attract new tenants, along with increased capital expenditures in the form of tenant improvements and leasing commissions necessary to lease lost occupancy.  This further contributes to the need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving equity and capital. Reductions in our property net operating income have impacted our ability to maintain the level of distributions that were paid to our stockholders, and as a result, our board of directors reduced our distribution rate beginning in May 2010 to an annual rate of 1.0% based on a purchase price of $10.00 per share and 2.4% based on the May 17, 2010 estimated valuation of $4.25 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

The total distributions paid to common stockholders for the nine months ended September 30, 2010 and 2009 were approximately $49.5 million and $102.0 million, respectively.  Of the distributions paid to common stockholders for the nine months ended September 30, 2010 and 2009, approximately $23.1 million and $54.2 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $26.4 million and $47.8 million to fund the distributions for these periods.  For both the nine months ended September 30, 2010 and 2009, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million.  For the nine months ended September 30, 2010 and 2009, cash flow provided by operating activities was approximately $42.3 million and $49.8 million, respectively.  For the nine months ended September 30, 2010 and 2009, cash flows provided by operating activities exceeded net cash distributions paid to common stockholders by approximately $15.9 million and $2.0 million, respectively.

The following are the distributions paid and declared to our common stockholders during the nine months ended September 30, 2010 and 2009 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2010
1st Quarter	$12,434	$11,371	$23,805	$23,830	$0.081
2nd Quarter	9,888	8,476	18,364	12,864	0.044
3rd Quarter	4,032	3,328	7,360	7,364	0.025
Total	$26,354	$23,175	$49,529	$44,058	$0.150

2009
1st Quarter	$21,038	$25,311	$46,349	$46,534	$0.160
2nd Quarter	15,033	16,873	31,906	23,740	0.081
3rd Quarter	11,692	12,041	23,733	23,748	0.081
Total	$47,763	$54,225	$101,988	$94,022	$0.322

(1)   Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first four months of 2010 of $0.0271, a declared monthly distribution rate for May through September 2010 of $0.0083, a declared daily distribution rate for the first quarter of 2009 of $0.0017808 and a declared monthly distribution rate for the second and third quarters of 2009 of $0.0271.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio.  As a result, future distributions paid and declared could exceed cash flows from operating activities even though our board of directors lowered our distribution rate in May 2010.  Although we anticipate that cash flows from operating activities will be sufficient to fully fund the payment of distributions at the new rate, we can provide no assurances that the level of our distributions are sustainable, and we may pay some or all of our distributions from other sources.  For example, from time to time, our advisor and its affiliates may agree to continue to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

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

Of our approximately $2.8 billion in notes payable at September 30, 2010, approximately $150.0 million represented debt bearing interest at variable rates, but which has interest rate swap agreements hedging against rises in interest costs.  As a result of the interest rate swap agreements, the $150.0 million revolving loans effectively bear interest at fixed rates.  A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $0.1 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $0.3 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended    September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to refinance or repay our existing indebtedness.  At September 30, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $208.7 million, or approximately 7%, of our September 30, 2010 outstanding debt matures in 2010, $150.0 million of which represents the revolving loans under our credit facility which mature in December 2010 and for which we have requested to extend for one-year, pursuant to the terms of the credit facility.  Approximately $541.9 million, or approximately 19%, of our September 30, 2010 outstanding debt matures in 2011.  Due to (1) potentially reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) limited access to commercial real estate mortgages in the current market and (5) material changes in lending parameters, including lower loan-to-value ratios, we face significant challenges refinancing our current debt on acceptable terms or at all.

Further, we may not have the funds necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that justifies further investment in the properties collateralizing the debt or to purchase or pay off the debt at a discount.  In situations where we have been unable to restructure the debt or to purchase or pay off the debt at a discount, we have transferred the underlying property to the lender.  We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt or foreclosing on the related property.  If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations could be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows and, among other things, our ability to pay distributions.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of September 30, 2010, approximately 46% of our net operating income, which represents property revenues less property related expenses, was derived from properties located in the metropolitan areas of Chicago, Houston and Philadelphia. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenues.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our current share redemption program, as approved by our board of directors, limits the amount of shares that may be redeemed in any given twelve-month period and the price at which the shares may be redeemed.  Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors, in its sole discretion, may amend, suspend or terminate our share redemption program at any time it determines that doing so is in our best interest, or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the program are needed for other purposes.  In 2009, our board determined to:  (1) suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”) and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  In May 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million.  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to (1) suspend until further notice redemptions other than exceptional redemptions and (2) set a funding limit of $10.0 million for exceptional redemptions considered during 2010 proportional to each redemption period.  In May 2010, our board of directors elected to adjust the 2010 funding limit for exceptional redemptions for each of the remaining two redemption periods of 2010 to approximately $1.1 million. In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the purchase price for redemptions, (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (4) amend, suspend (in whole or in part) or terminate the program.

During the quarter ended September 30, 2010 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
July 2010	—	$—	—	(1)
August 2010	250,517	$4.25	250,517	(1)
September 2010	—	$—	—	(1)

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    (Removed and Reserved).

Item 5.                    Other Information.

Declaration of Distributions

On November 9, 2010, our board of directors authorized distributions payable to stockholders of record on each of November 30 and December 31, 2010.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On November 9, 2010, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management

Agreement, dated December 29, 2006, as amended, at $5.0 million for the fourth quarter of 2010.  In doing so, our advisor waived our obligation to pay approximately $2.2 million in additional asset management fees that would otherwise become due and payable during the fourth quarter of 2010.

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.3 hereto and is incorporated into this report by reference.

Renewal of Fifth Amended and Restated Advisory Management Agreement

On November 9, 2010, we renewed the Fifth Amended and Restated Advisory Management Agreement, as amended (the “Advisory Agreement”), between us and Behringer Advisors.  The renewed Advisory Agreement is effective through November 9, 2011; however, either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice.  The terms of the Advisory Agreement remain unchanged.

Third Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement

On November 9, 2010, Behringer OP, HPT Management and we entered into the Third Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated May 15, 2008 (the “Management Amendment”).  The Management Amendment clarifies the amount of construction management fees that HPT Management can charge for supervising construction work at our properties based on various scenarios.

The information set forth above with respect to the Management Amendment does not purport to be complete in scope and is qualified in its entirety by the full text of the amendment, which is filed as Exhibit 10.4 hereto and is incorporated into this report by reference.

Appointment of New Chief Accounting Officer

James E. Sharp has been appointed our Chief Accounting Officer, effective November 9, 2010.  Mr. Sharp, 38, also serves as the Vice President — Accounting of our advisor, Behringer Advisors, and our property manager, HPT Management.  Mr. Sharp has more than 15 years of experience in accounting and auditing related to public and private real estate companies.  From January 1996 until March 2000, and again from April 2003, until joining Behringer Harvard in October 2010, he worked as an auditor in public accounting with Ernst & Young, LLP, serving primarily public and private real estate companies, including various REITs, homebuilders and real estate investment companies.  From March 2000 until March 2003, he served in an accounting and finance role with Terrabrook, a national master-planned community developer with a portfolio of over 50 communities in 20 states.  Mr. Sharp is a Certified Public Accountant in the State of Texas and has a Bachelor’s of Business Administration in Accounting from the University of Texas at Austin.

The appointment of Mr. Sharp was not made pursuant to any arrangement or understanding between him and any other person.  We do not directly compensate our officers for services rendered to us.  Mr. Sharp does not have any direct or indirect material interests in any transaction with us or in any currently proposed transaction to which we are a party.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: November 12, 2010	By:	/s/ James E. Sharp
James E. Sharp
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

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Letter Agreement, dated August 5, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on August 9, 2010)

10.2

Reimbursement Agreement, dated October 21, 2010, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (previously filed and incorporated by reference to Form 8-K filed on October 26, 2010)

10.3	Letter Agreement, dated November 9, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

10.4

Third Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated November 9, 2010, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services, LLC (filed herewith)

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