Form 10-K
period 2010-12-31
BEHRINGER HARVARD REIT I INC
filed 2011-03-08
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is no established market for the registrant’s common stock.  The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion, based on the estimated per share value of $4.25 per share, as established by the registrant’s board of directors as of May 17, 2010, pursuant to the registrant’s Second Amended and Restated Policy for Estimation of Common Stock Value.

As of February 28, 2011, the registrant had 295,530,739 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2011, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.

FORM 10-K

Year Ended December 31, 2010

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our future vacancy rates and our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans to support the underlying asset values, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted due to a variety of risks and uncertainties, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

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

•                                          the availability of cash flow from operating activities to fund distributions and capital expenditures;

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

PART I

Item 1.                Business.

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We operate institutional quality real estate.  We completed our first property acquisition in October 2003 and, as of December 31, 2010, we owned interests in 66 properties located in 22 states and the District of Columbia.  The properties include 65 operating properties with space that is currently approximately 84% leased to tenants and one property, the initial development of which was completed in November 2009 but which is currently unleased and not yet operational.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia represent approximately 51% of the net operating income, which represents property revenue less property related expenses, generated by  our properties owned as of December 31, 2010.

We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1605.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission from Behringer Harvard Holdings.

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets before the end of 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

Investment Objectives

Our investment objectives are:

•                              to preserve, protect and return stockholders’ capital contributions;

•                              to maximize cash distributions paid to stockholders;

•                              to realize growth in the value of our investments upon the ultimate sale of these investments; and

•                              to list our shares for trading on a national securities exchange or, if we do not list our shares before the end of 2017, to make an orderly disposition of our assets and distribute the cash to our stockholders, unless a majority of our directors, including a majority of our independent directors, extends this date.

Operational and Investment Policies

We operate institutional quality real estate.  In particular, we have focused on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants.  We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  However, our management and members of our board of directors have extensive experience in investing in numerous types of properties, and our charter does not limit us to such investments.  Our investment strategy is intended to provide stockholders with a geographically diversified portfolio of real estate assets.

We have made our real estate investments in fee title or a long-term leasehold estate through Behringer OP or indirectly through limited liability companies or limited partnerships or through investments in joint ventures, co-tenancies or other co-ownership arrangements.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2010, we have borrowed approximately 56% of the aggregate value of our assets.  These percentage amounts would increase if we use any unencumbered real estate assets to secure additional borrowings or borrow additional amounts on currently encumbered assets.  Our board of directors must review our aggregate borrowings at least quarterly.

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

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share, which increased 7% from our May 17, 2010 estimated valuation.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Distributions are paid to stockholders as of the monthly record dates selected by our board of directors.  There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.

Public Offerings

We have completed three primary public offerings of our common stock.  On January 5, 2009, we commenced a public offering of shares of common stock currently offered at a price of $4.55 per share under our Distribution Reinvestment Plan, or “DRP” pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We are offering shares under our DRP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  As of December 31, 2010, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2010, we had 295,276,170 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 29,501,377 shares issued through the DRP, and 22,000 shares issued to Behringer Harvard Holdings, offset by 11,120,837 shares redeemed.  Net proceeds for the shares outstanding after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $2.6 billion.

Tax Status

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.  As of December 31, 2010, and the date of this filing, we believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008.  IPC (US), Inc. is our indirect subsidiary that we acquired December 12, 2007 as part of our acquisition of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”).

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for highly creditworthy tenants is intense, and we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to lease vacant space timely, all of which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties due to the lack of an acceptable return.  Further, if we were acquiring properties, we would compete with other buyers who are interested in properties we may acquire, which may result in an increase in the amount that we would pay for such properties or may result in us ultimately not being able to acquire such properties.  Some of our competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

We depend on affiliates of Behringer Harvard Holdings for services that are essential to us, including the services listed above.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

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

Risks Related to Our Business in General

Recent market disruptions have, and may continue to, adversely impact many aspects of our operating results and operating condition.

The financial and real estate markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies.  Our business is affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets and general global economic recession.  Availability of debt financing secured by commercial real estate has declined as a result of tightened underwriting standards.  These conditions have and may continue to materially affect the value of our investment properties, and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to refinance any outstanding debt when due.  These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or satisfy rental payments under existing leases.  Specifically, the current conditions have had, or similar conditions existing in the future may continue to have, the following consequences:

•                                          the financial condition of our tenants, many of which are financial, legal and other professional firms, may be adversely affected, which results in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which results in a decrease in our occupancy levels;

•                                          an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•                                          significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depends, in part, upon the cash flow generated by our properties;

•                                          credit spreads for major sources of capital may widen if stockholders demand higher risk premiums or interest rates could increase due to inflationary expectations, resulting in an increased cost for debt financing;

•                                          our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to restructure existing indebtedness or pursue acquisition opportunities, if any, and increase our interest expense;

•                                          a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt, including our debt coming due in late 2011 related to our credit facility and a significant portion of our Chicago portfolio;

•                                          the value of certain of our properties has decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•                                          the value and liquidity of our short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors; and

•                                          one or more counterparties to derivative financial instruments that we enter into could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.  Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions.  If the conditions continue, our board of directors may further reduce or cease our distributions in order to conserve cash.

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We are permitted to acquire, and historically have acquired, real properties and other real estate-related investments by assuming existing financing secured by the asset or by borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to fund loan workouts related to other properties, acquire additional investments or to pay distributions to our stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our charter imposes limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment.  Further, we may exceed the limits set forth in our charter if approved by a majority of our independent directors.

In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets, which is defined as our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets, unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2010, we have borrowed approximately 56% of the aggregate value of our assets.  This percentage amount would increase if we use any unencumbered real estate assets to secure additional borrowings or borrow additional amounts on currently encumbered assets.  Our board of directors must review our aggregate borrowings at least quarterly.

We do not borrow money secured by a particular real property unless we, at the time of the borrowing, believe the property’s future projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  Principal and interest payments reduce cash that would otherwise be available for other purposes.  Further, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  We have experienced defaults resulting in our having to transfer properties to the respective lenders, and may be required to do so again if our loans do not support the underlying asset values.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  From time to time, we provide full or partial guarantees to lenders of mortgage debt to our indirect subsidiaries that own our properties.  When we guarantee debt on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity.  To date, we have not been required to fund any of the guarantees that we have provided.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Our indebtedness adversely affects our financial health and operating flexibility.

As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes.  In addition, we may not generate sufficient cash flow after debt service to, among other things, fund capital expenditures or continue paying distributions in the near term or at all.

Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

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

•                                               limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•                                               limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•                                               limiting our ability or increasing the costs to refinance our indebtedness.

In addition, a breach of the financial and operating covenants in our debt agreements, including our credit facility agreement, could cause a default and accelerate payment, which could have a material adverse effect on our financial condition.  Specifically, violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit facility agreement.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  At December 31, 2010, our notes payable had maturity dates that range from October 2010 to May 2017.  Approximately $32.9 million, or approximately 1%, of our December 31, 2010 outstanding debt matured in 2010 but remained outstanding and in default at December 31, 2010.  Approximately $691.5 million, or approximately 25% of our December 31, 2010 outstanding debt matures in 2011.  We have no debt maturing in 2012.  Due to (1) reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value ratios, we may face significant challenges refinancing our current debt on acceptable terms.

Further, we may not have the funds necessary to repay our debt as it matures.  Failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount.  In situations where we have been unable to restructure the debt or to purchase or pay off the debt at a discount, we have transferred the underlying property to the lender.  We can provide no assurance that, with respect to any other indebtedness that we may be unable to repay, we will be able to restructure that debt or to purchase or pay off that debt at a discount, which could result in lenders accelerating that debt or foreclosing on the related property.  If our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than the covenants on existing indebtedness.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability to fund our ongoing operations and to pay distributions.

We may not be able to raise capital to repay debt or finance our operations.

We are evaluating various options to raise capital, including through the sale of certain of our assets or interests in assets or equity offerings.  There can be no assurance that any of these options will be successful.  If we sell assets, it will likely have the effect of reducing cash flow from operating activities.  Further, if we decide to raise capital by offering shares of common or preferred stock, or any other securities that are convertible into, exercisable or exchangeable for our capital stock, the issuance would have the effect of diluting the proportionate equity interest and voting power of our existing stockholders.

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

We completed our last primary offering of shares in December 2008 and are only offering shares through our DRP.  Unless we sell additional equity, our ability to fund future property capital needs, such as tenant improvements, leasing commissions and capital expenditures, will depend on our ability to borrow, sell assets or interests in assets or to generate additional cash flows from operations.  We establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of reserves in excess of our established capital reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Additional borrowings will increase our interest expense.  We cannot assure you that additional funding will be available to us for potential capital needs in the future.  If we do not have sufficient reserves or generate sufficient cash from operations to fund capital improvements throughout the life of the investment in a property, we may be required to defer necessary improvements to the property which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property.  If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations and ability to pay distributions may be negatively impacted.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our current share redemption program, as approved by our board of directors, limits the amount of shares that may be redeemed in any given twelve-month period and the price at which the shares may be redeemed.  Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors, in its sole discretion, may amend, suspend or terminate our share redemption program at any time it determines that doing so is in our best interest, or to reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the program are needed for other purposes.  In 2009, our board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”). In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.

If participation in the DRP decreases, we may not have sufficient funds available to redeem all shares submitted for redemption pursuant to the share redemption program, and we may not be able to redeem shares.

We redeem shares under our share redemption program subject to some important restrictions and limitations.  For example, the funds used for redemption during any period may not exceed the amount of gross proceeds generated from the sale of shares through the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  In addition, our board has, from time to time, in its sole discretion, further limited the funds that we use to redeem shares.  We cannot predict with any certainty how much, if any, DRP proceeds will be available to fund redemptions under our share redemption program.  If participation in the DRP decreases and fewer proceeds are generated from DRP sales, then our ability to redeem shares under our share redemption program will be further limited and we may not be able to redeem shares submitted to us for redemption.

Unless we generate sufficient cash flow from operating activities to fund distributions to our stockholders and capital requirements of our properties, we will make distributions from other sources, including cash on hand, which may negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities, but because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have historically been required to pay in distributions has been less than cash flow from operating activities.  However, cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties.  For example, in 2010, our properties required approximately $44.0 million for capital expenditures (excluding real estate under development) and the net cash required to fund distributions to our common stockholders was approximately $30.4 million, but our cash flow from operating activities was only $49.3 million.   As a result, a portion of the net cash required for distributions and capital expenditures was funded from cash on hand.

If the level of participation in our DRP decreases, the net cash required to fund distributions may exceed cash flow from operating activities before funding any of the capital requirements of our properties.  Further, if cash flow from operating activities continues to be insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties, a portion of distributions will continue to be funded with cash on hand or from other sources, and the level of our distributions may not be sustainable.  For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates have agreed, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  To the extent distributions exceed net cash or cash flow generated by operating or financing activities, the level of distributions may not be sustainable and our board of directors could further reduce or eliminate distributions.

If participation in the DRP decreases, our capital would be constrained and we would have to use a greater proportion of our cash on hand, cash flow from operating activities, or investing or financing activities to meet our general cash requirements.

The proceeds that we receive from participants choosing to reinvest distributions in additional shares has historically been an important source of capital for us.  To the extent that a material number of DRP participants choose to terminate or reduce their level of participation, our capital would be further constrained, and we would have to use a greater proportion of our cash on hand, cash flow from operating activities, or investing or financing activities to meet our general cash requirements, which would reduce cash available for distributions and could result in our board of directors further reducing or ceasing distributions.

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

At some point in the future, we may consider internalizing the functions performed for us by our advisor and property manager.  The method by which we could internalize these functions could take many forms, although the method or cost of internalizing cannot be determined or estimated at this time.  If we acquired our advisor and property manager as part of an internalization, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  For example, we could acquire the advisor and property manager through a merger in which we issue shares of our common stock for all of the outstanding common stock or assets of these entities.  Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction.  Further, issuing promissory notes could reduce our net income, cash flow from operating activities and our ability to make distributions, particularly if internalizing these functions does not produce cost savings.   There is no assurance that internalizing our management functions would ultimately prove beneficial to us and our stockholders.  For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates.  In addition, we may not be able to effect an internalization plan that enables us to retain all of the employees of our advisor or property manager or to maintain a relationship with our sponsor.  Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation.  Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would, among other things, reduce the amount of funds available for us to refinance our indebtedness, invest in real estate, pay distributions or use for other purposes.

Your percentage interest in Behringer Harvard REIT I, Inc. will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock, of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 17,500,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without obtaining stockholder approval.  Shares may be issued in the discretion of our board of directors.  The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) sell additional shares of our common stock in the future, including those issued pursuant to the DRP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our property management company, or their affiliates, (6) issue shares of our common stock to our advisor, HPT Management or their successors or assigns, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer OP.  In addition, the partnership agreement for Behringer OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into, or cause the exchange or conversion of their interest for interests of, Behringer OP.  Because the limited partnership interests of Behringer OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders.   Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of our deposits that exceed the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to distribute or invest.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have obtained, and continue to incur interest related to, interest-only mortgage indebtedness.  During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan.  The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will reduce the funds available for, among other things, distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money that bears interest at variable rates, and we are exposed to increases in costs in a rising interest rate environment.  Increased payments will reduce the funds available for other needs, including, among other things, distributions to our stockholders because cash otherwise available for distribution will be required to pay increased interest costs.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

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

Our ability to achieve our investment objectives depends, to a significant degree, upon the continued contributions of our executive officers and other key personnel of Behringer Advisors and HPT Management and their affiliates. We do not have employment agreements with our executive officers.  Although several of our executive officers have entered into employment agreements with affiliates of Behringer Advisors, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that they will remain affiliated with our advisor.  We believe that our future success depends, in large part, on the ability of Behringer Advisors and HPT Management and their affiliates to hire and retain highly-skilled managerial and operating personnel. Competition for persons with these skills is intense, and we cannot assure you that Behringer Advisors and HPT Management and their affiliates will be successful in attracting and retaining skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships is important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining these strategic relationships. If we lose or are unable to obtain the services of our executive officers and other key personnel of Behringer Advisors and HPT Management and their affiliates, or do not establish or maintain the necessary strategic relationships, our ability to implement our investment strategy could be delayed or hindered.

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

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

Maryland law contains a second statute that may have an anti-takeover effect.  This statute, known as the Control Share Acquisition Act, provides that persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation’s disinterested stockholders.  Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are not considered disinterested for these purposes.  “Control Shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

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

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of acquiring and owning real estate assets or real estate-related assets. We rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries, as well as other exemptions or exclusions.  The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption.  Mortgage-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

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

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past.  These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC staff will concur with our classification of our assets.  In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act.  If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

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

We may have increased exposure to liabilities from litigation as a result of participation in Section 1031 TIC transactions.

Many of our acquisitions of TIC interests were structured to qualify for like-kind exchange treatment under Section 1031 of the Code.  These transactions, referred to herein as “Section 1031 TIC Transactions,” were structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code, including single member limited liability companies or similar entities referred to as a “Behringer Harvard Exchange Entity”.  We may provide accommodation in support of, or otherwise be involved in, such Section 1031 TIC Transactions.

There are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause these transactions not to achieve their intended purpose.  Furthermore, the Internal Revenue Service, or “IRS,” may determine that the sale of TIC interests is a “prohibited transaction” under the Code, which would cause all of the gain, if any, we realize from the sale to be taxed with none of the gain available for distribution to our stockholders.  The IRS also may audit the purchasers of TIC interests and successfully challenge the qualification of the transaction as a like-kind exchange.  In certain Section 1031 TIC Transactions, we could receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 participants because of our affiliation with sponsors of these transactions, which exposes us to the risks of litigation and could require us to expend funds defending claims brought against us.

We have acquired certain properties in the form of TIC or other co-tenancy arrangements and may continue to acquire additional interests from other third party TIC owners of those properties.  Therefore, we are subject to risks associated with co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

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

•                                          job transfers and layoffs may cause vacancies to increase; and

•                                          increasing concessions, reduced rental rates or capital improvements may be required to maintain or limit a decline in occupancy levels.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia represent approximately 51% of the net operating income, which represents property revenue less property related expenses, generated by  our properties owned as of December 31, 2010.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

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

We may be required to expend substantial funds to improve or refurbish leasable space either to retain existing tenants or to attract new tenants.  Although we have established reserves for capital improvements, these reserves may not be sufficient which would require us to seek funds from other sources.  We cannot assure you that sufficient financing will be available or, if available, will be available on terms acceptable to us, if at all.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available to use for tenant improvements.  Additional borrowing for capital improvements will increase our interest incurred.  Failure to make these improvements could have a material adverse effect on the value of the impacted properties and the revenues generated by those properties.

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

Affiliates of Behringer Advisors have formed and organized a number of TIC real estate projects.  Some of these projects have not met the distribution levels or the leasing and operational thresholds projected by Behringer Harvard Holdings and its affiliates.  Specifically, several TIC investment programs have not benefited from expected leasing improvements.  Behringer Harvard Holdings has provided support for some of these programs in the form of master leases and other payments.  If projections related to our investments are inaccurate, we may pay, or have paid too much for an investment and our return on our investment could suffer.

Some of our properties are concentrated in regions that are particularly susceptible to natural disasters.

A number of our properties are located in geographical areas, such as Florida, Louisiana and Texas, that are regularly impacted by severe storms, hurricanes, and flooding.  In addition, according to some experts, heightened hurricane activity in the Gulf of Mexico could occur, thus further impacting these geographical areas.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Further, several of these properties are located near the coast and are exposed to more severe weather than our properties located inland.  Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur operating costs and expenditures for capital improvements at these properties in excess of those normally anticipated.

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

Our real properties are generally subject to the Americans with Disabilities Act of 1990, as amended.  Under this Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Act has separate compliance requirements for “public accommodations” and “commercial facilities” generally requiring that buildings and services be made accessible and available to people with disabilities.  The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We attempt to acquire properties that comply with the Act or any relevant law or regulation of a foreign jurisdiction or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with those laws or regulations.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant on its balance sheet.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards if adopted in its current form, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft, if adopted in its current form, would impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets.  Also, tenants may reassess their lease-versus-buy strategies.  This could result in a greater renewal risk, shorter lease terms, a shift in the market away from leasing or making it more difficult for us to retain or obtain tenants, each of which may negatively impact our operations and ability to pay distributions.

The Exposure Draft is subject to change and does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

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

•                                          the shares of common stock are listed for trading on a national securities exchange; or

•                                          the advisory management agreement expires and is not renewed or is terminated, other than due to a termination because of a material breach by our advisor, and at the time of, or subsequent to, termination, the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by stockholders and a 9% cumulative, non-compounded, annual return on the capital contributions through the date of conversion.

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

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

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

The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions in recent years.  Sub-prime mortgage loans have experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.

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

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all profit that we derive from such sale would be subject to a 100% penalty tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  Two principal requirements of the safe harbor include: (a) that the REIT must hold the applicable property for not less than two years prior to its sale; and (b) that the number of such sales are limited.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the net income proceeds from such sale will be distributable by us to our stockholders or available for investment by us. Moreover, we may then owe additional state income taxes.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax.  If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the proceeds from such sale to us, net of costs and taxes, and we may distribute the net proceeds distributed to us by the TRS to our stockholders.  Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and very likely at the state and local levels as well, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS.  This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized by the IRS as a prohibited transaction.  The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

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

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the IRS as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with any Section 1031 TIC Transactions, we or one of the affiliates of our advisor typically enters into a number of contractual arrangements with Behringer Harvard Exchange Entities that guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we are paid fees that could be characterized by the IRS as non-qualifying income.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year (or 5% of any of our REIT subsidiaries), we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.  In addition, if income from services we perform for our tenants are determined to be impermissible by the IRS and if that amount exceeds 1% of the property’s gross revenues, then all gross revenues from that property will be deemed non-qualifying income for purposes of the 5% amount mentioned above.  For example, a property with $9.0 million of gross revenue that has $90,000 or more of impermissible tenant services would render all $9.0 million of gross revenue as non-qualifying income and thus could then cause us to lose our REIT status.  We use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.  In the event that the IRS were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, would be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, fees paid to us by the Behringer Harvard Exchange Entity would be deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to the 100% penalty tax.

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

•                                          We will be subject to a 100% penalty tax on certain amounts if the economic arrangements between our tenants, our taxable REIT subsidiaries, and us are not comparable to similar arrangements among unrelated parties.

•                                          If state laws change so as to begin taxing REITs or non-exchange traded REITs.

Legislative or regulatory action could adversely affect stockholders.

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

The maximum tax rate on qualified dividends paid by corporations to individuals is 15% through 2012.  REIT distributions generally are not eligible for this rate.  Therefore, our stockholders will pay federal income tax on our dividends (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 35%.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

It is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.  Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

We have acquired several of our properties by means of Section 1031 TIC Transactions.  Changes in tax laws may result in Section 1031 TIC Transactions being no longer available, which may adversely affect Section 1031 TIC Transactions or cause such transactions not to achieve their intended purpose.  Any changes in tax laws that result in Section 1031 TIC Transactions no longer being available may have a negative impact on our investment strategy.

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

Item 1B.         Unresolved Staff Comments.

None.

Item 2.            Properties.

General

As of December 31, 2010, we owned interests in 65 office properties and one retail property located in 22 states and the District of Columbia.  The properties consist of 65 operating properties with space that as of December 31, 2010 is approximately 84% leased to tenants and one property, the initial development of which was completed in November 2009 that is currently unleased and not yet operational.  In the aggregate, these properties represent approximately 23.8 million rentable square feet.

As of December 31, 2010, all of our properties, except the Wanamaker Building, St. Louis Place and Alamo Plaza properties were consolidated with and into the accounts of our operating partnership.  Substantially all of our properties are encumbered by property debt.  The following table presents certain additional information about our properties as of December 31, 2010:

			Approximate		Our
		Date	Rentable	Approximate	Ownership	Ownership
Property Name	Location	Acquired	Square Footage	% Leased	Interest	Type
10 & 120 South Riverside	Chicago, IL	11/01/07	1,411,000	89%	100.00%	fee title
222 South Riverside Plaza	Chicago, IL	06/02/06	1,184,000	93%	100.00%	fee title
One Financial Place	Chicago, IL	11/01/07	1,041,000	91%	100.00%	fee title
200 South Wacker	Chicago, IL	11/01/07	755,000	72%	100.00%	fee title
Wanamaker Building	Philadelphia, PA	12/12/07	1,390,000	99%	60.00%	joint venture
United Plaza	Philadelphia, PA	12/12/07	617,000	91%	100.00%	fee title
Three Parkway	Philadelphia, PA	10/30/06	561,000	88%	100.00%	fee title
1650 Arch Street	Philadelphia, PA	12/12/07	553,000	65%	90.00%	joint venture
The Terrace Office Park	Austin, TX	06/21/06	619,000	96%	100.00%	fee title
Burnett Plaza	Ft Worth, TX	02/10/06	1,025,000	87%	100.00%	fee title
Centreport Office Center	Ft Worth, TX	06/14/07	133,000	100%	100.00%	fee title
One City Centre	Houston, TX	06/19/08	609,000	81%	100.00%	fee title
Loop Central	Houston, TX	12/12/07	575,000	98%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/13/06	519,000	93%	100.00%	fee title
1300 Main	Houston, TX	10/1/04-9/30/08	507,000	42%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/25/08	502,000	95%	100.00%	fee title
Three Eldridge Place (1)	Houston, TX	11/17/09	305,000	N/A	100.00%	fee title
AMEC Paragon I & II	Houston, TX	03/14/06	227,000	100%	100.00%	fee title
Westway One (2)	Houston, TX	01/15/08	144,000	100%	100.00%	fee title
17655 Waterview	Richardson, TX	07/20/05	230,000	0%	100.00%	fee title
Grandview II	Birmingham, AL	10/20/06	149,000	44%	100.00%	fee title
Buena Vista Plaza	Burbank, CA	07/28/05	115,000	100%	100.00%	fee title
Downtown Plaza	Long Beach, CA	06/14/05	100,000	75%	100.00%	fee title
4440 El Camino Real	Los Altos, CA	11/02/06	97,000	0%	100.00%	fee title
Gateway 12	Diamond Bar, CA	07/20/05	41,000	100%	100.00%	fee title
Gateway 23	Diamond Bar, CA	07/20/05	72,000	100%	100.00%	fee title
Alamo Plaza	Denver, CO	02/24/05	191,000	94%	33.93%	TIC interest
1325 G Street	Washington, D.C.	11/15/05	307,000	94%	100.00%	fee title
Colorado Building	Washington, D.C.	8/10/2004-12/31/08	128,000	88%	100.00%	fee title
5104 Eisenhower Boulevard	Tampa, FL	12/12/07	130,000	100%	100.00%	fee title
Paces West	Atlanta, GA	04/19/06	646,000	76%	100.00%	fee title
Resurgens Plaza	Atlanta, GA	11/30/06	400,000	95%	100.00%	leasehold interest
Ashford Perimeter	Atlanta, GA	01/06/05	288,000	33%	100.00%	fee title
Epic Center	Wichita, KS	12/12/07	289,000	84%	100.00%	fee title
Two Brittany Place	Wichita, KS	12/12/07	58,000	95%	100.00%	fee title
One Brittany Place	Wichita, KS	12/12/07	57,000	33%	100.00%	fee title

			Approximate		Our
		Date	Rentable	Approximate	Ownership	Ownership
Property Name	Location	Acquired	Square Footage	% Leased	Interest	Type
Forum Office Park	Louisville, KY	12/12/07	328,000	73%	100.00%	fee title
Hurstbourne Place	Louisville, KY	12/12/07	235,000	69%	100.00%	fee title
One Oxmoor Place	Louisville, KY	12/12/07	135,000	97%	100.00%	fee title
Executive Park	Louisville, KY	12/12/07	109,000	68%	100.00%	leasehold interest
Hurstbourne Park	Louisville, KY	12/12/07	104,000	90%	100.00%	fee title
Hurstbourne Plaza (3)	Louisville, KY	12/12/07	94,000	51%	100.00%	fee title
Steeplechase Place	Louisville, KY	12/12/07	77,000	87%	100.00%	fee title
Lakeview	Louisville, KY	12/12/07	76,000	84%	100.00%	fee title
Hunnington	Louisville, KY	12/12/07	62,000	56%	100.00%	fee title
Energy Centre	New Orleans, LA	12/12/07	757,000	90%	87.86%	joint venture
5 & 15 Wayside	Burlington, MA	12/08/06	270,000	100%	100.00%	fee title
One & Two Chestnut Place	Worcester, MA	12/12/07	218,000	96%	100.00%	fee title
250 W. Pratt	Baltimore, MD	12/17/04-12/31/06	368,000	77%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/12/07	280,000	99%	100.00%	leasehold interest
801 Thompson	Rockville, MD	12/12/07	51,000	100%	100.00%	fee title
Lawson Commons	St. Paul, MN	06/10/05	436,000	99%	100.00%	fee title
Minnesota Center	Bloomington, MN	10/15/2003-12/31/08	276,000	55%	100.00%	fee title
St. Louis Place	St. Louis, MO	06/30/04	337,000	87%	35.71%	TIC interest
Bank of America Plaza-Charlotte	Charlotte, NC	10/26/06	891,000	89%	100.00%	fee title
City Hall Plaza	Manchester, NH	12/12/07	210,000	60%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/11/06	333,000	99%	100.00%	fee title
Tice Building	Woodcliff Lake, NJ	12/12/07	120,000	56%	100.00%	fee title
600 & 619 Alexander	Princeton, NJ	06/28/06	97,000	75%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/20/07	53,000	74%	100.00%	fee title
One Edgewater Plaza	Staten Island, NY	12/12/07	252,000	74%	100.00%	fee title
Fifth Third Center-Cleveland	Cleveland, OH	11/16/06	508,000	87%	100.00%	fee title
Fifth Third Center-Columbus	Columbus, OH	12/12/07	331,000	80%	100.00%	fee title
Southwest Center	Tigard, OR	07/20/05	89,000	66%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/12/07	361,000	96%	100.00%	fee title
Riverview Tower	Knoxville, TN	10/05/05	334,000	88%	100.00%	fee title
			23,767,000

(1)          Three Eldridge Place completed initial development in November 2009 and is currently unleased and not yet operational as of December 31, 2010.

(2)          Westway One is held for sale as of December 31, 2010.

(3)          Hurstbourne Plaza is a retail shopping center.  All of our other properties are office buildings.

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

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating properties (including our unconsolidated properties and our property held for sale) as of December 31, 2010 (square footage and dollar amounts in thousands):

		Rentable
	Number	Square Feet	Current	Percentage
Year of Lease	of Leases	Subject to	Annualized	of Total
Expiration	Expiring	Expiring Leases	Base Rent (1)	Square Feet
2011	289	2,579	$56,606	11%
2012	190	1,966	$41,476	8%
2013	177	2,205	$51,522	9%
2014	143	2,275	$47,322	10%
2015	149	2,367	$51,367	10%
2016	76	1,366	$33,690	6%
2017	47	1,094	$26,675	5%
2018	38	1,545	$34,698	7%
2019	20	1,331	$30,024	6%
2020	30	981	$24,181	4%

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

Item 4.                                                           Removed and Reserved.

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

Holders

As of February 28, 2011, we had approximately 295,530,739 shares of common stock outstanding held by a total of approximately 67,000 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  In 2010 and 2009, approximately $0.1 million and $0.2 million of cash distributions, respectively, were declared and paid to unaffiliated holders of Behringer OP limited partnership units which are recorded as a reduction to noncontrolling interest.  All other distributions were recorded to stockholders equity.  We have paid all or a portion of our distributions from the proceeds of our final offering or from borrowings and may continue to pay all or a portion of our distributions from borrowings.  For tax purposes, 100% of the amounts distributed by us in both 2010 and 2009 represented a return of capital.  None of the distributions in 2010 or 2009 were distributions from the taxable earnings of real estate operations.

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% assuming the share was purchased for $10.00 and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share, which increased 7% from our May 17, 2010 estimated valuation.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.  For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.”

The following table shows our distributions, which are declared and paid on a monthly basis, for both our common stock and the Behringer OP limited partnership units for the fiscal years ended December 31, 2010 and 2009 (in thousands):

	Distributions
	Declared	Paid
2010
1st Quarter	$23,866	$23,841
2nd Quarter	12,882	18,391
3rd Quarter	7,375	7,371
4th Quarter	7,389	7,384
Total	$51,512	$56,987

2009
1st Quarter	$46,603	$46,418
2nd Quarter	23,777	31,953
3rd Quarter	23,783	23,769
4th Quarter	23,809	23,804
Total	$117,972	$125,944

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	89,500	$8.45	11,899,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	89,500	$8.45	11,899,500	*

* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than “exceptional redemptions,” defined as redemptions upon the death or “qualifying disability” (as defined in the program) of a stockholder or upon a stockholders confinement to a long-term care facility.  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.

During the year ended December 31, 2010, we received a total of 492 exceptional redemption requests for an aggregate of approximately 2.6 million shares of common stock, and we fulfilled a pro rata portion of all of the exceptional  redemption requests submitted.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We do not keep a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the year ended December 31, 2010 were approximately $7.2 million and were funded from cash flows provided from operating activities.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended December 31, 2010, we redeemed shares as follows:

	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2010	—	$—	—	(1)
November 2010	250,543	$4.25	250,543	(1)
December 2010	—	$—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

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

As of December 31,	2010	2009	2008	2007	2006

Total assets	$4,149,305	$4,680,640	$5,408,600	$5,172,127	$2,694,972

Notes payable	$2,720,858	$2,973,617	$3,066,529	$3,198,143	$1,609,702
Other liabilities	261,949	279,714	397,529	450,338	167,756
Stockholders’ equity	1,160,251	1,418,139	1,926,608	1,505,597	914,442
Noncontrolling interest (1)	6,247	9,170	17,934	18,049	3,072
Total liabilities and equity	$4,149,305	$4,680,640	$5,408,600	$5,172,127	$2,694,972

Year Ended December 31,	2010	2009	2008	2007	2006

Rental revenue	$522,226	$551,690	$550,210	$292,626	$145,433

Loss from continuing operations	(203,136)	(357,686)	(159,953)	(40,054)	(19,796)
Loss from discontinued operations	(28,092)	(81,401)	(5,952)	(1,605)	(2,636)
Gain on sale of assets	—	—	5,253	44	—
Net loss	(231,228)	(439,087)	(160,652)	(41,615)	(22,432)
Noncontrolling interest in continuing operations	739	5,915	259	(7)	—
Noncontrolling interest in discontinued operations	(10)	2,540	(28)	(9)	—
Net loss attributable to common stockholders	$(230,499)	$(430,632)	$(160,421)	$(41,631)	$(22,432)

Cash provided by operating activities	$49,308	$63,010	$68,484	$63,794	$49,178
Cash provided by (used in) investing activities	$33,498	$22,131	$(212,471)	$(1,046,372)	$(1,577,775)
Cash (used in) provided by financing activities	$(123,250)	$(243,016)	$386,498	$952,577	$1,524,803

Basic and diluted loss per common share
Continuing operations	$(0.69)	$(1.20)	$(0.64)	$(0.23)	$(0.22)
Discontinued operations	(0.09)	(0.27)	(0.03)	(0.01)	(0.03)
Basic and diluted loss per common share	$(0.78)	$(1.47)	$(0.67)	$(0.24)	$(0.25)

Distributions declared to common stockholders’ per share	$0.17	$0.40	$0.64	$0.67	$0.70

Number of properties	65 (2)	73 (2)	74	75 (3)	36
Total rentable square feet	23,767	25,665	25,570	25,218	12,257

(1)	Noncontrolling interest reflects the noncontrolling interests related to certain of our real estate properties and includes 432,586 units of limited partnership interests in Behringer OP.

(2)	At December 31, 2010 and 2009 we owned one unleased non-operating property which has been excluded from this number.

(3)	Of the 75 properties owned at December 31, 2007, 34 were acquired in December 2007.

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

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total assets of the entity.  The determination is also based on an evaluation of the voting and other rights of owners and other parties to determine if the equity interests possess minimum governance powers.  The evaluation also considers the relation of these rights to their economic participation in benefits or obligation to absorb losses.  A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary that has: (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We assess our interests in those entities on an ongoing basis to determine whether such entities should be consolidated.  In evaluating if an entity is a VIE, our analysis involves considerable management judgment, assumptions and estimates.  A change in these judgments, assumptions, and estimates could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired intangibles related to that tenant would be charged to expense.

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.  We made no property acquisitions during 2010.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.  For the year ended December 31, 2010 we recorded non-cash impairment charges of approximately $82.7 million related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment loss recorded in 2010 was primarily the result of changes in management’s estimate of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.  For the years ended December 31, 2009 and 2008, we recorded non-cash impairment charges of approximately $259.1 million and $21.1 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  During 2009 and 2008, changes in management’s estimate of the intended hold period and overall market declines for certain of our properties resulted in an assessment of these properties for impairment.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the year ended December 31, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investments in unconsolidated entities.  For the years ended December 31, 2009 and 2008, we had no impairment charges related to our investments in unconsolidated entities.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition and sales price for each property, the estimated future cash flows of each property during our ownership period, and for unconsolidated investments, the estimated future distributions from the investment.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments which could be material to our financial statements.

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

At December 31, 2010 we owned interests in 65 operating properties with approximately 23.5 million rentable square feet, including our Westway One property which was classified as held for sale at December 31, 2010.  We also had one non-operating property, with approximately 305,000 rentable square feet, the initial development of which was completed in November 2009 but is currently unleased.  At December 31, 2009, we owned interests in 72 operating properties with approximately 25.4 million rentable square feet.  During the year ended December 31, 2010, we disposed of seven properties.  During the year ended December 31, 2009, we disposed of two properties.

Adverse economic conditions and dislocations in the credit markets continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of:  (1) a decline in occupancy since the beginning of the current economic downturn; (2) a decrease in rental rates for new leases from the terms of in-place leases; (3) tenant concessions; and (4) tenant defaults.  As a result of the deterioration of our rental revenue, we are focusing on conserving cash, strategically selling certain assets, and identifying other property and company level capital sources.

Cash Conservation.  At December 31, 2010, we had cash and restricted cash of approximately $238.3 million, much of which we anticipate using for leasing costs, to restructure or refinance our debt, or for other strategic opportunities.  Given the amount of commitments we have for future tenant improvements and leasing commissions and the real estate taxes and insurance premiums typically due during the first and fourth quarters each year, we expect our cash and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to protest our real estate taxes on an annual basis, and structured leases to conserve capital. We have also benefited from a waiver of asset management fees owed to Behringer Advisors.

Strategic Asset Sales.  We believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when the property has limited or no equity with a near-term debt maturity, when a property has equity but the projected returns do not justify further investment or when we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  See “—Liquidity and Capital Resources — General” for a more detailed discussion of our strategic asset sales.

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital during 2011.  For example, we are negotiating a  joint venture arrangement with a third party for our 200 South Wacker property, and we have engaged an investment banking firm to source company level capital during 2011.

As a result of cash conservation, strategic asset sales and sourcing property and company level capital, we believe we will have the resources available to actively lease space in our portfolio in order to increase occupancy, refinance near-term debt maturities, restructure certain debt, and pursue other strategic opportunities.  There is, however, no assurance that we will able to realize any capital from these initiatives.

Leasing.  We have experienced an increase in the amount of concessions required to acquire a new tenant, including free rent, tenant improvement allowances, lower rental rates, or other financial incentives.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

During the year ended December 31, 2010, we had approximately 4.2 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 3.5 million square feet with an average net rent that was approximately $0.63 per square foot, or 5%, lower than expiring rent.  Renewals were approximately 2.6 million square feet with leasing costs of approximately $15.21 per square foot with an average term of approximately 5.7 years.  Expansions were approximately 0.2 million square feet with leasing costs of approximately $27.39 per square foot with an average term of approximately 5.5 years. New leases totaled approximately 0.7 million square feet with leasing costs of approximately $39.31 per square foot with an average term of approximately 7.9 years.  During the year ended December 31, 2010, we renewed 65% of expiring leases and 62% of expiring square feet.

During the year ended December 31, 2009, we had approximately 3.7 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 2.6 million square feet with an average net rent that was approximately $0.58 per square foot, or 4%, lower than expiring rent.

The weighted average leasing cost for the year ended December 31, 2010 was approximately $20.69 per square foot as compared to approximately $20.02 per square foot for the year ended December 31, 2009.

Our portfolio occupancy was 84% at December 31, 2010 as compared to 86% at December 31, 2009.  We have approximately 2.6 million square feet of scheduled lease expirations in 2011.  Given the amount of scheduled lease expirations, we expect occupancy levels and property net operating income to decline on a comparative and absolute basis.

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

As of December 31, 2010, we have approximately $32.9 million of debt that matured in 2010 and remains outstanding.  Executive Park, which served as collateral for one of these loans with an outstanding balance of approximately $5.6 million, was transferred to the associated lender in January 2011 pursuant to a deed-in-lieu of foreclosure.  The remaining $27.3 million of this debt, collateralized by our Minnesota Center property, remains outstanding, and we are in discussions with the lender to either restructure the loan or pay off the loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of the property to the lender.  We have approximately $691.5 million of debt that matures in 2011 primarily in the third and fourth quarters.  A loan with a balance of $95.5 million matured in February 2011 and is collateralized by our 200 South Wacker property in Chicago, Illinois.  We have requested an 18-month maturity date extension from the lender in exchange for a partial paydown of the loan while we finalize our joint venture arrangement for this property.  There is no assurance the lender will agree to this extension, which could result in foreclosure or transfer of the property to the lender.  Approximately $413.6 million of the remaining balance relates to property level non-recourse debt collateralized by two of our other Chicago properties.  We have engaged a mortgage broker to facilitate the refinancing of these properties, and we anticipate using cash on hand to pay down a portion of this outstanding debt.  As of December 31, 2010, we have $149.7 million drawn under our credit facility that matures in December 2011.  In January 2011, we sold Westway One and approximately $30.6 million of the proceeds was used to pay down the credit facility.  During 2011, we expect to repay the remainder of the credit facility with proceeds received from property level financing.

The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  If the value of a property is not likely to recover, our advisor and board of directors have decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or have us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  We are in active negotiations with certain lenders to refinance or restructure debt in a manner that achieves what we believe is the best outcome for our stockholders and expect that some loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by negotiating agreements conveying the properties to the lender.

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

If we are successful with our efforts to lease our portfolio, refinance or restructure our debt, and pursue strategic opportunities, we believe we can achieve three important objectives for our stockholders:  (1) maximize our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Currently, our management is reviewing alternatives to create liquidity for our stockholders, including strategic dispositions of individual properties or portfolios of properties, entrance into the public markets through a listing of our common stock on a national securities exchange or through a merger transaction with a listed company, and/or a merger with a non-listed company.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets by the end of 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

Results of Operations

Year ended December 31, 2010 as compared to the year ended December 31, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the year ended December 31, 2010 was approximately $522.2 million as compared to approximately $551.7 million for the year ended December 31, 2009 and was generated by our consolidated real estate properties.  The $29.5 million decrease was primarily attributable to a decrease in tenant rental income of approximately $12.0 million related to reduced rental rates and occupancy as compared to the prior year, a decrease in tenant recovery income of approximately $10.3 million, a decrease in straight-line rent of approximately $4.7 million and a decrease in lease termination fees of approximately $3.3 million.  These decreases were partially offset by various increases totaling approximately $0.8 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2010 were approximately $161.8 million as compared to approximately $167.1 million for the year ended December 31, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The $5.3 million decrease was primarily attributable to a decrease in bad debt expense of approximately $5.9 million, partially offset by various increases totaling approximately $0.6 million.

Interest Expense.  Interest expense for the year ended December 31, 2010 was approximately $169.5 million as compared to approximately $175.1 million for the year ended December 31, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $5.6 million decrease from prior year was primarily the result of a decrease of approximately $9.2 million in interest incurred as result of our reduced mortgages payable and the 2009 redemption of previously outstanding debentures and approximately $2.1 million of 2009 interest expense related to the termination of a hedge. These decreases were partially offset by approximately $5.7 million of increased default interest in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2010 were approximately $70.0 million as compared to approximately $77.9 million for the year ended December 31, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $7.9 million decrease was primarily due to lower real estate tax estimates as compared to prior year, including refunds of previously paid real estate taxes, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the year ended December 31, 2010 were approximately $15.8 million as compared to approximately $16.2 million for the year ended December 31, 2009 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.4 million decrease was primarily attributable to lower property revenue.

Asset Management Fees. Asset management fees for the year ended December 31, 2010 were approximately $19.0 million as compared to approximately $20.3 million for the year ended December 31, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $1.3 million decrease from the prior year was primarily attributable to the amount of asset management fees waived in 2010 as compared to 2009.  We had approximately $8.9 million of asset management fees waived for the year ended December 31, 2010 as compared to approximately $7.5 million of asset management fees waived for the year ended December 31, 2009.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the year ended December 31, 2010 were approximately $47.8 million as compared to approximately $192.6 million for the year ended December 31, 2009.  For the year ended December 31, 2010, we had approximately $42.7 million of impairment expense primarily due to disposition and anticipated dispositions of certain of our real estate properties and approximately $5.1 million related to other than temporary declines in the estimated fair value of investments in unconsolidated entities.  For the year ended December 31, 2009, the impairment expense was due to changes in our expected holding period and overall market declines for certain of our real estate properties.

Goodwill Impairment Losses. Goodwill impairment losses for the year ended December 31, 2010 were approximately $11.5 million.  In connection with the May 17, 2010 estimated value of our outstanding common stock at $4.25 per share, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was charged to impairment expense during the second quarter of 2010.  We had no goodwill impairment losses for the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2010 were approximately $10.0 million as compared to approximately $11.1 million for the year ended December 31, 2009 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $1.1 million decrease is primarily related to reduced audit fees of approximately $0.9 million and reduced investor related expenses of approximately $0.4 million, partially offset by an increase of approximately $0.2 million in other general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2010 was approximately $228.8 million as compared to approximately $249.6 million for the year ended December 31, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $20.8 million decrease primarily resulted from decreased depreciation and amortization expense due to the impairment of certain of our real estate properties, which results in a lower base from which depreciation and amortization expenses is calculated.

Interest Income. Interest income for the year ended December 31, 2010 was approximately $1.5 million as compared to approximately $3.3 million for the year ended December 31, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $1.8 million decrease from the prior year was primarily due to lower cash balances.

Loss on Early Extinguishment of Debt.  We had no loss on early extinguishment of debt for the year ended December 31, 2010.  Loss on early extinguishment of debt for the year ended December 31, 2009 was approximately $4.5 million and was comprised of an approximate $3.2 million write-off of deferred financing fees related to the early payoff of the term loan under our credit facility and approximately $1.3 million related to premiums paid to debentureholders to redeem outstanding debentures for cash.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the year ended December 31, 2010 was approximately $9.1 million and related to the settlement of debt secured by our 1650 Arch Street property.  We had no gain on troubled debt restructuring for the year ended December 31, 2009.  During the year ended December 31, 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated at December 31, 2010.

Benefit (Provision) for Income Taxes.  We had a provision for income taxes of approximately $2.8 million for the year ended December 31, 2010 as compared to a benefit for income taxes of approximately $1.4 million for the year ended December 31, 2009.  The $4.2 million change was primarily related to approximately $1.8 million of federal net operating loss carryovers that are no longer available to us, additions to the valuation allowance for certain state and local deferred tax assets of approximately $1.1 million and approximately $1.3 million of other state and local taxes.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2010 was approximately $1.0 million as compared to approximately $0.3 million for year ended December 31, 2009 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.7 million increase from prior year primarily resulted from increased net income at the Wanamaker Building.

Net Loss attributable to Noncontrolling Interest in Continuing Operations.  Net loss attributable to noncontrolling interest in continuing operations was approximately $0.7 million for the year ended December 31, 2010 as compared to approximately $5.9 million for the year ended December 31, 2009 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $5.2 million decrease in loss is primarily attributable to the noncontrolling interest holders’ share of impairment losses recognized in 2009 on a non-wholly owned property that we consolidate.

Net Loss attributable to Noncontrolling Interest in Discontinued Operations.  Net loss attributable to noncontrolling interest in discontinued operations was insignificant for the year ended December 31, 2010 as compared to approximately $2.5 million for the year ended December 31, 2009 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $2.5 million decrease in loss is primarily attributable to the noncontrolling interest holders’ share of impairment losses recognized in 2009 on sold non-wholly owned properties that were consolidated.

Discontinued Operations

Loss from Discontinued Operations.  Loss from discontinued operations for the year ended December 31, 2010 was approximately $31.0 million as compared to a loss of approximately $81.4 million for the year ended December 31, 2009.  The loss from discontinued operations is comprised of the results of operations from properties sold and properties held for sale.  During 2010, we disposed of seven properties and had one property, Westway One, which was classified as held for sale at December 31, 2010.  During 2009, we disposed of two properties.  The results of operations for these properties are classified as discontinued operations in all periods presented.   The loss from discontinued operations for the year ended December 31, 2010, includes impairment losses of approximately $40.0 million as compared to impairment losses of approximately $66.5 million for the year ended December 31, 2009.  The loss from discontinued operations for the year ended December 31, 2010, also includes gains on troubled debt restructuring related to KeyBank Center, One Financial Plaza and 222 Bloomingdale of approximately $14.4 million.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations for the year ended December 31, 2010 was approximately $2.9 million and relates to sales of our properties.  We had no gain on sale of discontinued operations for the year ended December 31, 2009.

Year ended December 31, 2009 as compared to year ended December 31, 2008

Continuing Operations

Rental Revenue.  Rental revenue for the year ended December 31, 2009 was approximately $551.7 million as compared to approximately $550.2 million for the year ended December 31, 2008 and was generated by our consolidated real estate properties.  As a result of properties acquired or consolidated during 2008, rental revenue increased by approximately $33.8 million in 2009 as compared to 2008.  Comparing 2009 to 2008, our other properties experienced a decline in rental revenue primarily attributable to decreases in lease termination fees of approximately $19.4 million, a decrease in straight-line rental revenue of approximately $11.3 million, decrease in expense reimbursements from tenants of approximately $2.9 million, a decrease in rental income recognized from the net amortization of above/below-market rents of approximately $3.8 million, partially offset by an increase in base rental revenue of approximately $4.9 million and various other increases in 2009 as compared to 2008 totaling approximately $0.2 million.

Property Operating Expenses. Property operating expenses from our consolidated real estate properties for the year ended December 31, 2009 were approximately $167.1 million as compared to approximately $149.5 million for the year ended December 31, 2008.  Approximately $12.7 million of the $17.6 million increase over the prior year was attributable to properties acquired or consolidated during 2008.  Our other properties experienced an increase of approximately $4.9 million primarily attributable to an increase in bad debt expense of approximately $4.2 million and various other increases totaling approximately $0.7 million.

Interest Expense.  Interest expense for the year ended December 31, 2009 was approximately $175.1 million as compared to approximately $177.9 million for the year ended December 31, 2008 and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $2.8 million decrease from prior year is primarily a result of our reduced notes payable, the reduced outstanding balance under our credit facility and the redemption of previously outstanding debentures.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2009 were approximately $77.9 million as compared to approximately $72.2 million for the year ended December 31, 2008 and were comprised of real estate taxes from our consolidated real estate properties.  Real estate taxes increased approximately $5.6 million over the prior year as a result of properties acquired or consolidated during 2008.  Our other properties experienced a year over year increase of approximately $0.1 million.

Property Management Fees.  Property management fees for the year ended December 31, 2009 were approximately $16.2 million as compared to approximately $15.9 million for the year ended December 31, 2008 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  Property management fees increased approximately $1.0 million over the prior year as a result of properties acquired during 2008.  Our other properties experienced a year over year decrease of approximately $0.7 million.

Asset Management Fees.  Asset management fees for the year ended December 31, 2009 were approximately $20.3 million as compared to approximately $25.6 million for the year ended December 31, 2008 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate properties.  The $5.3 million decrease from the prior year was primarily attributable to a $7.5 million waiver of asset management fees for the year ended December 31, 2009, partially offset by an increase in asset management fees due to properties acquired during 2008.

Loss on Contract Termination.  Loss on contract termination for the year ended December 31, 2008 was approximately $5.0 million.  In September 2008, we entered into a contract to purchase a building located in Washington, D.C., and paid a non-refundable deposit of $5.0 million related to this contract.  We terminated this contract in December 2008.  We did not incur a loss on contract termination in the year ended December 31, 2009.

Asset Impairment Losses.  As a result of adverse economic conditions and dislocations in the credit markets that negatively impacted the commercial real estate market as a whole, and likewise our portfolio of real estate assets, we evaluated our real estate assets for impairment during the years ended 2009 and 2008.  As a result of our evaluation, we recorded non-cash impairment losses for the year ended December 31, 2009 of approximately $192.6 million as compared to approximately $15.9 million for the year ended December 31, 2008.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense for the each of the years ended December 31, 2009 and 2008 was approximately $249.6 million and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  Depreciation and amortization expense increased approximately $16.7 million over prior year as a result of properties acquired or consolidated in 2008.  This increase was offset by a decrease at our other properties of approximately $16.7 million, primarily resulting from an acceleration of amortization of lease intangibles during the year ended December 31, 2008 related to early lease terminations at our Burnett Plaza property.

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

Benefit (Provision) for Income Taxes.  We had a benefit for income taxes of approximately $1.4 million for the year ended December 31, 2009 as compared to a provision for income taxes of approximately $0.8 million for the year ended December 31, 2008.  The $2.2 million change primarily related to approximately $3.7 million of increased deferred tax assets generated by net operating losses primarily as a result of impairment charges and approximately $0.7 million of decreases in deferred tax liabilities, partially offset by approximately $2.1 million in additions to the valuation allowance for certain state and local deferred tax assets and $0.1 million in other state and local taxes.

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

Net Loss attributable to Noncontrolling Interest in Continuing Operations.  Net loss attributable to noncontrolling interest in continuing operations was approximately $5.9 million for the year ended December 31, 2009 as compared to approximately $0.3 million for the year ended December 31, 2008 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $5.6 million increase in loss is primarily attributable to the noncontrolling interest holders’ share of impairment losses recognized in 2009 on a non-wholly owned property that we consolidate.

Net Loss attributable to Noncontrolling Interest in Discontinued Operations.  Net loss attributable to noncontrolling interest in discontinued operations was approximately $2.5 million for the year ended December 31, 2009 as compared to an insignificant amount for the year ended December 31, 2008 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $2.5 million increase in loss is primarily attributable to the noncontrolling interest holders’ share of impairment losses recognized in 2009 on sold non-wholly owned properties that were consolidated.

Discontinued Operations

Loss from Discontinued Operations.  Loss from discontinued operations for the year ended December 31, 2009 was approximately $81.4 million as compared to approximately $22.1 million for the year ended December 31, 2008.  The loss from discontinued operations is comprised of the results of operations from properties sold and properties held for sale.  During 2010, we disposed of seven properties and had one property, Westway One, which was classified as held for sale at December 31, 2010.  During 2009, we disposed of two properties and, during 2008, we disposed of three properties.  The results of operations for all of these properties are classified as discontinued operations in all periods presented.  The loss from discontinued operations for the year ended December 31, 2009 includes asset impairment losses of approximately $66.5 million as compared to asset impairment losses of approximately $5.3 million included in discontinued operations for the year ended December 31, 2008.

Gain on Sale of Discontinued Operations.  There was no gain on sale of discontinued operations recognized during the year ended December 31, 2009.  For the year ended December 31, 2008, we recognized a gain of approximately $16.1 million from the sales of our 9100 Mineral Circle and 2383 Utah properties.

Cash Flow Analysis

Year ended December 31, 2010 as compared to year ended December 31, 2009

Cash flows provided by operating activities totaled approximately $49.3 million for the year ended December 31, 2010 compared to approximately $63.0 million for the year ended December 31, 2009.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2010 compared to December 31, 2009, including rental revenue, property operating expenses, interest expense, real estate taxes, property management fees, asset management fees and general and administrative expenses; (2) increases in leasing commissions and other lease intangibles of approximately $11.0 million; and (3) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $1.6 million in 2010 compared to outflows of approximately $20.8 million in 2009.

Cash flows provided by investing activities for the year ended December 31, 2010 were approximately $33.5 million and were primarily comprised of proceeds from the sale of discontinued operations of approximately $55.3 million and approximately $27.3 million in the change in restricted cash, partially offset by monies used to fund capital expenditures for existing real estate of approximately $44.0 million and capital expenditures for real estate development of approximately $6.6 million.  During the year ended December 31, 2009, cash flows provided by investing activities were approximately $22.1 million and were primarily comprised of approximately $75.1 million in the change in restricted cash, primarily related to the redemption of our debentures, approximately $41.7 million in proceeds from the sale of discontinued operations and approximately $16.0 million in insurance proceeds received, partially offset by monies used to fund capital expenditures for existing real estate of approximately $68.5 million and capital expenditures for real estate development of approximately $43.4 million.

Cash flows used in financing activities for the year ended December 31, 2010 were approximately $123.3 million and were comprised primarily of payments on notes payable of approximately $83.2 million, distributions to our stockholders of approximately $30.4 million, redemptions of common stock of approximately $7.2 million and distributions to noncontrolling interest holders of approximately $2.2 million.  During the year ended December 31, 2009, cash flows used in financing activities were approximately $243.0 million and were comprised primarily of payments on notes payable and financing costs, net of proceeds from notes payable, of approximately $95.1 million, distributions to our common stockholders of approximately $59.9 million, purchase of debentures for cash of approximately $52.9 million, and redemptions of common stock of approximately $31.6 million.

Year ended December 31, 2009 as compared to year ended December 31, 2008

Cash flows provided by operating activities totaled approximately $63.0 million for the year ended December 31, 2009 compared to $68.5 million for the year ended December 31, 2008.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2009 compared to December 31, 2008, including rental revenue, property operating expenses, interest expense, real estate taxes, property management fees, asset management fees and general and administrative expenses; and (2) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $20.8 million in 2009 compared to approximately $37.2 million in 2008.

Cash flows provided by investing activities for the year ended December 31, 2009 were approximately $22.1 million and were primarily comprised of approximately $75.1 million change in restricted cash, primarily related to the redemption of debentures, approximately $41.7 million in proceeds from the sale discontinued operations and approximately $16.0 million in insurance proceeds received, partially offset by cash used to fund capital expenditures for operating real estate of approximately $68.5 million and capital expenditures for real estate development of approximately $43.4 million.  During the year ended December 31, 2008, cash flows used in investing activities were approximately $212.5 million and were primarily comprised of cash used for the purchases of real estate of approximately $233.6 million, cash used to fund capital expenditures for operating real estate of approximately $56.1 million and capital expenditures for real estate development of approximately $12.2 million, partially offset by approximately $46.9 million in proceeds from sales of assets and discontinued operations and approximately $34.2 million from the decrease in restricted cash.

Cash flows used in financing activities for the year ended December 31, 2009 were approximately $243.0 million and were comprised primarily of payments on notes payable and financing costs, net of proceeds from notes payable, of approximately $95.1 million, payment of distributions to our common stockholders of approximately $59.9 million, purchase of debentures for cash of approximately $52.9 million, and redemptions of common stock of approximately $31.6 million.  During the year ended December 31, 2008, cash flows provided by financing activities were approximately $386.5 million and were comprised primarily of funds received from the issuance of stock, net of redemptions and offering costs, of approximately $665.2 million, partially offset by payments on notes payable and financing costs, net of proceeds from notes payable, of approximately $170.2 million, payment of distributions to our common stockholders of approximately $69.8 million and conversion of debentures of approximately $26.3 million.

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

•                  Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management has used derivatives in the management of our interest rate exposure.  We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management’s decision-making process.  We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

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

The following section presents our calculation of FFO and MFFO for the years ended December 31, 2010, 2009 and 2008 and provides additional information related to our FFO and MFFO (in thousands, except per share amounts):

	2010	2009	2008

Net loss	$(231,228)	$(439,087)	$(160,652)
Net loss attributable to noncontrolling interest	729	8,455	231

Adjustments:
Real estate depreciation and amortization from consolidated properties (1)	238,944	275,045	280,620
Real estate depreciation and amortization from unconsolidated properties (2)	7,027	7,116	15,006
Gain on sale of depreciable real estate	(2,920)	—	(21,204)
Noncontrolling interest share of above adjustments(3)	(1,261)	(2,116)	(2,149)
Funds from operations (FFO)	$11,291	$(150,587)	$111,852

Impairment charges (4)	99,295	259,063	21,114
Fair value adjustments to derivatives	(193)	196	—
Acquisition-related costs	—	—	—
Noncontrolling interest share of above adjustments(3)	(145)	(7,072)	(33)
Modified funds from operations (MFFO)(5)(6)	$110,248	$101,600	$132,933
Weighted average common shares - basic and diluted	294,241	291,739	240,188
MFFO per common share - basic and diluted	$0.37	$0.35	$0.55

(1)          Reflects the real estate depreciation and amortization of continuing operations, as well as discontinued operations.

(2)          Represents our share of real estate depreciation and amortization of the properties which we account for under the equity method of accounting.  The real estate depreciation and amortization of our unconsolidated interests are reflected in our equity in earnings of investments.

(3)          Reflects an adjustment for the noncontrolling third-party partners’ proportionate share and an adjustment for the limited partnership unit holders’ proportionate share of each of the other adjustments listed.

(4)          Reflects goodwill and asset impairment charges of continuing operations, as well as discontinued operations.

(5)          We have no dilutive securities.

(6)          FFO, as defined by NAREIT, does not allow for excluding a gain on extinguishment of debt, unless that gain is deemed to be an extraordinary item. We define MFFO to further exclude impairment charges, adjustments to fair value for derivatives not qualifying for hedge accounting and acquisition-related costs. MFFO does not exclude gain on extinguishment of debt. For the year ended December 31, 2010, we recognized non-extraordinary gains on extinguishment of debt (gains on troubled debt restructuring) of approximately $23.5 million, including approximately $14.4 million recorded as part of income (loss) from discontinued operations.  If these non-cash gains were excluded from MFFO for the year ended December 31, 2010, the resulting basic and diluted MFFO per share would have been $0.29 per common share rather than the $0.37 presented above.

Non-cash Items Included in Net Loss:

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.  The amounts presented below include items related to our consolidated properties as well as items that are reflected in our equity in earnings of investments and discontinued operations.

•                  Straight-line rental revenue of approximately $14.4 million, $19.5 million and $28.5 million was recognized as a net increase to rental revenue for the years ended December 31, 2010, 2009 and 2008, respectively;

•                  Amortization of above- and below-market lease intangible assets and liabilities was recognized as a net increase to rental revenues of approximately $12.3 million, $13.0 million and $13.8 million for the years ended December 31, 2010, 2009 and 2008, respectively; and

•                  Amortization of deferred financing costs and interest rate mark-to-market adjustments of approximately $8.5 million, $8.6 million and $9.1 million was recognized as interest expense for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be for property operating expenses, real estate taxes, property management fees, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, refinancing or restructuring our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, asset management fees and payment of distributions.  Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the deterioration and uncertainty in the economy and financial markets, as well as property specific issues, such as vacancies and lease terminations, we believe that access to any outside source of capital will be challenging and are planning accordingly.

As of December 31, 2010, we had cash and cash equivalents of $139.1 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our assessment, we anticipate our short-term liquidity requirements to be approximately $555.0 million over the next twelve months, of which we expect approximately $455.7 million to be provided by revenue from our properties.  In addition, debt that is secured by thirteen of our properties, totaling approximately $724.3 million at December 31, 2010, has already matured and remains outstanding at December 31, 2010 or matures over the next twelve months.  We will also need to generate additional funds for long-term liquidity requirements.  Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; proceeds from asset dispositions; proceeds received from contributing existing assets to joint ventures; proceeds from additional secured or unsecured debt financings and refinancings; and proceeds from public or private issuances of debt or equity securities.  We also intend to utilize retained capital as a result of the partial suspension and funding limit of the share redemption program and the reductions in our distributions, which occurred in 2009 and 2010.

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  During 2010, we sold five properties, consisting of more than one million square feet which generated proceeds of approximately $55.3 million, net of any loans assumed by the buyers, of which approximately $31.8 million was used to repay related mortgage debt. In January 2011 and February 2011, pursuant to a deed-in-lieu of foreclosure and a foreclosure, we transferred ownership of our Executive Park and Grandview II properties, respectively, to the lenders associated with each property. In January 2011, we sold Westway One, located in Houston, Texas and we intend to sell at least two properties in non-core markets and one non-strategic property during the first six months of 2011.  In the current economic environment, it is difficult to predict whether any of these sales will be completed.

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

We are also exploring opportunities to raise both property level and company level capital during 2011.  For example, we are negotiating a joint venture arrangement with a third party for our 200 South Wacker property, and we have engaged an investment banking firm to explore other liquidity sources which may include both property and company level capital during 2011.  There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.7 billion in principal at December 31, 2010, which consists of approximately $2.6 billion of loans secured by mortgages on our properties and $149.7 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at

December 31, 2009.  As of December 31, 2010, all of our $2.7 billion in debt is fixed rate debt, with the exception of the $149.7 million in revolving loans which, as of December 31, 2010, bear interest at an annual variable rate equal to approximately 3.01%.  At December 31, 2010, we have a non-recourse property loan of approximately $5.6 million that matured in October 2010 and is secured by our Executive Park property.  In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of the Executive Park property to the lender associated with the property.  We also have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  At December 31, 2010, our remaining notes payable had maturity dates that range from February 2011 to May 2017.  The notes payable with a February 2011 maturity date relates to a non-recourse property loan of approximately $95.5 million, secured by our 200 South Wacker property.  We are negotiating a joint venture arrangement with a third party for our 200 South Wacker property and have requested an 18-month maturity date extension from the lender in exchange for a partial paydown of the loan while we finalize our joint venture arrangement for this property.   There is no assurance that the lender will agree to this extension, which could result in foreclosure or transfer of ownership of the property to the lender.  Approximately $724.3 million, or approximately 27%, of our December 31, 2010 outstanding debt has matured and remains outstanding at December 31, 2010 or matures in 2011, and we have no debt maturing in 2012.  These amounts exclude approximately $110.8 million for certain non-recourse loans in default that have a maturity date after 2012, but for which we have received notification from the lenders demanding immediate payment. At December 31, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 13.33%, with an effective weighted average interest rate of approximately 5.61%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 5% higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.87%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2010, in addition to the default on the note secured by the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on non-recourse property loans secured by eight of our properties with a combined outstanding balance of approximately $145.7 million secured by our Executive Park, Grandview II, Minnesota Center and 1300 Main properties and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties.  In January 2011 and February 2011, pursuant to a deed-in-lieu of foreclosure and a foreclosure, we transferred ownership of our Executive Park and Grandview II properties, respectively, to the lenders associated with each property.  We are in discussions with the lenders on the other loans to restructure the debt, purchase or payoff the debt at a discount or transfer ownership of the properties to the lenders.  There is no assurance that we will be able to restructure or payoff these loans at a discount, which could result in foreclosure or transfer of ownership of the properties to the lenders. Further, we believe non-recourse loans totaling approximately $306.8 million, which are secured by six of our properties need to be modified during the first six months of 2011 in order to justify further investment, some of which may have imminent defaults or events of default.  At December 31, 2010, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.

Effective December 11, 2010, we entered into a second amendment to the Credit Agreement (the “Second Amendment”).  The Second Amendment adjusts the total amount of secured borrowings available under the credit facility from the previous $193.0 million to $150.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders), and provides that our Westway One property, located in Houston, Texas, may be released as security for the credit facility only if this property is sold to an unaffiliated third party and if the other conditions to release, including the payment of a release price equal to at least the net proceeds of sale, set forth in the Credit Agreement are satisfied.  On January 27, 2011 we sold our Westway One property to an unaffiliated third party and paid a release price of approximately $30.6 million to the lender.

Prior to the sale of Westway One, the Collateral Pool Properties consisted of our Westway One, One BriarLake Plaza, and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.

As of December 31, 2010, the Collateral Pool Properties, including Westway One, has a value, as defined in the Credit Agreement, of approximately $295.4 million.  As of December 31, 2010, there was approximately $149.7 million outstanding under the revolving loans, and due to outstanding letters of credit, we had insignificant additional borrowings available under the revolving loans.  Our revolving loans bear interest at a rate of LIBOR plus 2.75% per annum, which as of December 31, 2010 is approximately 3.01% per annum.  The credit facility matures on December 11, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $9.1 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.1 million gain was approximately $0.03 per common share for the year ended December 31, 2010.

In February 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in loss from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per common share for the year ended December 31, 2010.

In December 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of One Financial Plaza to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.3 million which is included in loss from discontinued operations.  On both a basic and diluted income per share basis the $3.3 million gain was approximately $0.01 per common share for the year ended December 31, 2010.

In December 2010, we sold 222 Bloomingdale and the lender associated with this property agreed to accept a discounted payoff as full settlement of the debt which resulted in a gain on troubled debt restructuring of approximately $4.6 million which is included in loss from discontinued operations.  On both a basic and diluted income per share basis the $4.6 million gain was approximately $0.02 per common share for the year ended December 31, 2010.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions.  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the year ended December 31, 2010, we received a total of 492 exceptional redemption requests for an aggregate of 2.6 million shares of common stock, and we fulfilled a pro rata portion of all of the exceptional  redemption requests submitted.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We do not keep a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the year ended December 31, 2010 were approximately $7.2 million for redemption of approximately 1.0 million shares and were funded from cash flows provided from operating activities.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is a high level of unemployment, which is widely recognized as the key factor in vacancy levels.  Lower occupancy levels nationally and in our portfolio have the effect of reducing net operating income available to pay expenses and distributions.  Furthermore, in a lower occupancy environment, competitive rental concessions are offered by most office landlords to keep assets leased or attract new tenants, along with increased capital expenditures in the form of tenant improvements and leasing commissions necessary to lease lost occupancy.  This further contributes to the need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving equity and capital. Reductions in our property net operating income have impacted our ability to maintain the level of distributions that were paid to our stockholders.  Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share, which increased 7% from our May 17, 2010 estimated valuation.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

The total distributions paid to common stockholders for the years ended December 31, 2010 and 2009 were approximately $56.9 million and $125.8 million, respectively.  Of the distributions paid to common stockholders for the years ended December 31, 2010 and 2009, approximately $26.5 million and $65.9 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We used net cash of approximately $30.4 million and $59.9 million, respectively, to fund the distributions for these periods.  For the years ended December 31, 2010 and 2009, cash distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million and $0.2 million, respectively.  For the years ended December 31, 2010 and 2009, cash flow provided by operating activities was approximately $49.3 million and $63.0 million, respectively.  For the years ended December 31, 2010 and 2009, cash flow provided by operating activities exceeded net cash distributions paid to common stockholders by approximately $18.9 million and $3.1 million, respectively.

The following are the distributions paid and declared to our common stockholders during the years ended December 31, 2010 and 2009 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2010
1st Quarter	$12,434	$11,371	$23,805	$23,830	$0.081
2nd Quarter	9,888	8,476	18,364	12,864	0.044
3rd Quarter	4,032	3,328	7,360	7,364	0.025
4th Quarter	4,042	3,331	7,373	7,378	0.025
Total	$30,396	$26,506	$56,902	$51,436	$0.175

2009
1st Quarter	$21,038	$25,311	$46,349	$46,534	$0.160
2nd Quarter	15,033	16,873	31,906	23,740	0.081
3rd Quarter	11,692	12,041	23,733	23,748	0.081
4th Quarter	12,093	11,676	23,769	23,775	0.081
Total	$59,856	$65,901	$125,757	$117,797	$0.403

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

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio.  As a result, future distributions declared and paid could exceed cash flows from operating activities even though our board of directors lowered our distribution rate in May 2010.  Although we anticipate that cash flows from operating activities will be sufficient to fully fund the payment of distributions at the new rate, we can provide no assurances that the level of our distributions are sustainable, and we may pay some or all of our distributions from other sources.  For example, from time to time, our advisor and its affiliates may agree to continue to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have certain properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to us.  Excluded from the table below are commitments of approximately $35.6 million for tenant improvements and leasing commissions which are generally due in 12 to 36 months.

The following table summarizes our primary contractual obligations as of December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Notes payable principal (1)(2)	$2,723,031	$741,352	$23,916	$70,924	$91,127	$609,503	$1,186,209
Interest expense	600,732	144,521	110,290	108,684	103,849	84,256	49,132
Ground leases	34,171	1,128	904	897	891	891	29,460
Total	$3,357,934	$887,001	$135,110	$180,505	$195,867	$694,650	$1,264,801

(1)    Excludes unamortized net discounts of approximately $2.2 million.

(2)    As of December 31, 2010 we have received notification from the lenders of non-recourse loans secured by our 1300 Main, Grandview II, Gateway 12, Gateway 23, Southwest Center and 17655 Waterview properties demanding immediate payment of these loans, which are currently in default.  The table above reflects each of these loans using their original maturity dates.  If each of these loans were shown as payable as of January 1, 2011, the principal payments in 2011 would increase by approximately $110.8 million, while principal payments in 2012, 2013, 2014, 2015 and thereafter would decrease by approximately $1.8 million, $1.9 million, $33.4 million, $57.6 million, and $16.1 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations.  This guidance makes certain modifications to previous standards, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition-related costs be expensed as incurred. The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in this guidance.  We adopted this guidance on January 1, 2009 and expect that it will have a material effect on our accounting for future acquisitions of properties, if any, primarily as acquisition costs will no longer be capitalized, but will be expensed.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Our adoption of this guidance on January 1, 2009 increased our total equity as of January 1, 2008 by approximately $18.0 million.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income available to common stockholders was not affected.

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

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.   We adopted this guidance on April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our interim financial statements issued subsequent to our adoption of the guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of VIEs.  The new guidance requires revised evaluations of whether entities represent VIEs, ongoing assessments of control over such entities, and additional disclosures for variable interests.  This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  Our adoption of this new guidance on January 1, 2010 did not result in any entities being consolidated or deconsolidated and did not have a material impact on our financial statements or disclosures.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We adopted the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.

In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of the company’s financing receivables and allowances for credit losses.  These disclosures provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this update did not have a material impact on our financial statements or disclosures.

Recent Tax Legislation regarding Cost Basis Reporting

Effective January 1, 2011, new federal income tax information reporting rules will require the “cost basis” for shares involved in certain transactions to be reported to stockholders and the Internal Revenue Service. These rules apply to all shares, including shares purchased through our distribution reinvestment plan, purchased on or after January 1, 2011. More specifically, upon the transfer or redemption of any shares subject to the new reporting requirements, a broker must report both the cost basis of the shares and the gain or loss recognized on the transfer or redemption of those shares to the stockholder and to the Internal Revenue Service on Form 1099-B.  In addition, effective January 1, 2011, S-corporations will no longer be exempt from Form 1099-B reporting, and shares purchased by an S-corporation on or after January 1, 2012 will be subject to the reporting requirements described above.  If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of the shares subject to the new reporting requirements, we will report to each stockholder and the Internal Revenue Service a description of the action and the quantitative effect of that action on the cost basis of the applicable shares on an information return.

In connection with the transfer or redemption of shares subject to the new reporting requirements (generally shares purchased on or after January 1, 2011), stockholders may identify by lot the shares that are transferred or redeemed, but shares of stockholders who do not identify specific lots in a timely manner will be transferred or redeemed on a “first in/first out” basis.  Transfer statement reporting on certain transactions not otherwise subject to the reporting requirements discussed above (excluding transactions involving shares acquired before January 1, 2011) may also be required under these new rules. Transfer statements are issued between “brokers” and are not issued to stockholders or the Internal Revenue Service.  Stockholders should consult their tax advisors regarding the consequences of the new information reporting rules.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate.  The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate taxes and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have historically entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively fix the interest rate portion of our variable rate debt; however, at December 31, 2010, we do not have any such instruments in place.

Of our approximately $2.7 billion in notes payable at December 31, 2010, approximately $149.7 million represented debt bearing interest at variable rates.  A 100 basis point increase or decrease in interest rates would result in a net increase or decrease in total annual interest expense of approximately $1.5 million.

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

Item 9.                                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2010, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2010, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

Declaration of Distributions

On March 3, 2011, our board of directors authorized distributions payable to stockholders of record on each of March 31 and April 30, 2011.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On March 3, 2011, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the first quarter of 2011.  In doing so, our advisor waived our obligation to pay approximately $1.8 million in additional asset management fees that would otherwise become due and payable during the first quarter of 2011 (based on assets held as of January 1, 2011).

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.16 hereto and is incorporated into this report by reference.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2011, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2011, and is incorporated herein by reference.

Item 11.           Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2011, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2011, and is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2011, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2011, and is incorporated herein by reference.

Item 13.                                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2011, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2011, and is incorporated herein by reference.

Item 14.                                 Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2011, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2011, and is incorporated herein by reference.

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

Behringer Harvard REIT I, Inc.

Dated: March 8, 2011	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2011	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board of Directors

March 8, 2011	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and Director
(Principal Executive Officer)

March 8, 2011	/s/ Scott W. Fordham
Scott W. Fordham
Chief Financial Officer
(Principal Financial Officer)

March 8, 2011	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

March 8, 2011	/s/ Charles G. Dannis
Charles G. Dannis
Director

March 8, 2011	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 8, 2011	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 8, 2011

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2010 and 2009

(in thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Real estate
Land	$463,972	$507,061
Buildings, net	2,904,309	3,254,708
Total real estate	3,368,281	3,761,769
Cash and cash equivalents	139,139	179,583
Restricted cash	99,206	126,470
Accounts receivable, net	94,204	89,505
Prepaid expenses and other assets	10,245	9,455
Goodwill	—	11,539
Investments in unconsolidated entities	68,996	74,990
Deferred financing fees, net	14,916	24,622
Notes receivable	10,359	11,002
Lease intangibles, net	313,234	391,705
Assets associated with real estate held for sale	30,725	—
Total assets	$4,149,305	$4,680,640

Liabilities and equity

Liabilities
Notes payable	$2,720,858	$2,973,617
Accounts payable	1,543	2,247
Payables to related parties	2,217	1,892
Acquired below-market leases, net	97,902	122,150
Distributions payable	2,464	7,938
Accrued liabilities	137,076	122,374
Deferred tax liabilities	3,067	1,424
Other liabilities	17,680	21,689
Total liabilities	2,982,807	3,253,331

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 295,276,170 and 292,493,778 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	29	29
Additional paid-in capital	2,632,290	2,612,961
Cumulative distributions and net loss attributable to common stockholders	(1,472,068)	(1,190,133)
Accumulated other comprehensive loss	—	(4,718)
Stockholders’ equity	1,160,251	1,418,139
Noncontrolling interest	6,247	9,170
Total equity	1,166,498	1,427,309
Total liabilities and equity	$4,149,305	$4,680,640

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share and per share amounts)

	2010	2009	2008

Rental revenue	$522,226	$551,690	$550,210

Expenses
Property operating expenses	161,797	167,065	149,495
Interest expense	169,466	175,147	177,896
Real estate taxes	70,048	77,940	72,168
Property management fees	15,771	16,210	15,918
Asset management fees	18,985	20,276	25,635
Loss on contract termination	—	—	5,000
Asset impairment losses	47,777	192,550	15,863
Goodwill impairment losses	11,470	—	—
General and administrative	9,988	11,122	7,333
Depreciation and amortization	228,781	249,597	249,630
Total expenses	734,083	909,907	718,938

Interest income	1,459	3,300	6,986
Gain (loss) on early extinguishment of debt	—	(4,477)	1,258
Gain on troubled debt restructuring	9,091	—	—
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(201,307)	(359,394)	(160,484)

Benefit (provision) for income taxes	(2,783)	1,424	(800)
Equity in earnings of investments	954	284	1,331
Loss from continuing operations	(203,136)	(357,686)	(159,953)

Discontinued operations:

Loss from discontinued operations	(31,012)	(81,401)	(22,088)
Gain on sale of discontinued operations	2,920	—	16,136
Loss from discontinued operations	(28,092)	(81,401)	(5,952)

Gain on sale of assets	—	—	5,253

Net loss	(231,228)	(439,087)	(160,652)

Net (income) loss attributable to noncontrolling interest
Noncontrolling interest in continuing operations	739	5,915	259
Noncontrolling interest in discontinued operations	(10)	2,540	(28)

Net loss attributable to common stockholders	$(230,499)	$(430,632)	$(160,421)

Basic and diluted weighted average common shares outstanding	294,241,424	291,738,617	240,187,641

Basic and diluted loss per common share:
Continuing operations	$(0.69)	$(1.20)	$(0.64)
Discontinued operations	(0.09)	(0.27)	(0.03)
Basic and diluted loss per common share	$(0.78)	$(1.47)	$(0.67)

Amounts attributable to common stockholders:
Continuing operations	$(202,397)	$(351,771)	$(154,441)
Discontinued operations	(28,102)	(78,861)	(5,980)
Net loss attributable to common stockholders	$(230,499)	$(430,632)	$(160,421)

Comprehensive loss:
Net loss	$(231,228)	$(439,087)	$(160,652)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swaps to earnings	1,440	3,649	—
Unrealized gain (loss) on interest rate swaps	3,269	2,388	(9,373)
Total other comprehensive income (loss)	4,709	6,037	(9,373)

Comprehensive loss	(226,519)	(433,050)	(170,025)
Comprehensive loss attributable to noncontrolling interest	738	8,447	231
Comprehensive loss attributable to common stockholders	$(225,781)	$(424,603)	$(169,794)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interest	Equity
Balance at January 1, 2008	1	$—	205,563	$21	$1,834,477	$(327,527)	$(1,374)	$18,049	$1,523,646

Comprehensive loss:
Net loss	—	—	—	—	—	(160,421)	—	(231)	(160,652)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	(9,373)	—	(9,373)
Total comprehensive loss									(170,025)

Issuance of common stock, net	—	—	78,556	8	698,589	—	—	—	698,597
Redemption of common stock	—	—	(3,710)	—	(33,040)	—	—	—	(33,040)
Distributions declared	—	—	—	—	—	(153,756)	—	(661)	(154,417)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	8,399	—	79,004	—	—	—	79,004
Acquisition value adjustment	—	—	—	—	—	—	—	777	777

Balance at December 31, 2008	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(430,632)	—	(8,455)	(439,087)
Reclassifications of unrealized loss on interest rate swaps to earnings	—	—	—	—	—	—	3,644	5	3,649
Unrealized gain on interest rate swaps	—	—	—	—	—	—	2,385	3	2,388
Total comprehensive loss									(433,050)

Redemption of common stock	—	—	(3,250)		(31,633)	—	—	—	(31,633)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27	27
Distributions declared	—	—	—	—	—	(117,797)	—	(344)	(118,141)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	6,936	—	65,900	—	—	—	65,900
Costs of share issuance	—	—	—	—	(336)	—	—	—	(336)

Balance at December 31, 2009	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(230,499)	—	(729)	(231,228)
Reclassifications of unrealized loss on interest rate swaps to earnings	—	—	—	—	—	—	1,447	(7)	1,440
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,271	(2)	3,269
Total comprehensive loss									(226,519)

Redemption of common stock	—	—	(1,017)	—	(7,164)	—	—	—	(7,164)
Distributions declared	—	—	—	—	—	(51,436)	—	(2,185)	(53,621)
Shares issued pursuant to Distribution
Reinvestment Plan	—	—	3,799	—	26,506	—	—	—	26,506
Costs of share issuance	—	—	—	—	(13)	—	—	—	(13)

Balance at December 31, 2010	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(231,228)	$(439,087)	$(160,652)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	87,826	259,063	21,114
Goodwill impairment losses	11,470	—	—
Gain on sale of assets	—	—	(5,253)
Gain on sale of discontinued operations	(2,920)	—	(16,136)
(Gain) loss on early extinguishment of debt	—	4,477	(1,258)
Gains on troubled debt restructuring	(23,898)	—	—
Loss on contract termination	—	—	5,000
(Gain) loss on derivatives	(193)	2,296	—
Depreciation and amortization	238,944	275,045	280,621
Amortization of lease intangibles	1,629	1,549	1,653
Amortization of above/below market rent	(11,850)	(12,463)	(13,539)
Amortization of deferred financing and mark-to-market costs	8,316	8,405	8,851
Interest income capitalized to notes receivable	—	(18)	(77)
Equity in earnings of investments	(954)	(284)	(1,331)
Distributions from investments	934	1,068	1,331
Change in accounts receivable	(10,451)	(13,597)	(25,375)
Change in prepaid expenses and other assets	(1,131)	(435)	(1,654)
Change in leasing commissions	(24,853)	(15,795)	(12,109)
Change in other lease intangibles	(2,300)	(403)	(2,564)
Change in accounts payable	2,668	162	(1,024)
Change in accrued liabilities	6,948	(3,447)	(14,278)
Change in payables to related parties	351	(3,526)	5,164
Cash provided by operating activities	49,308	63,010	68,484

Cash flows from investing activities
Return of investments	899	1,482	8,306
Purchases of real estate	—	(2,477)	(233,638)
Investments in unconsolidated entities	—	—	(49)
Escrow deposits, pre-acquisition and pre-disposition costs	—	—	(5,000)
Capital expenditures for real estate	(43,972)	(68,463)	(56,058)
Capital expenditures for real estate under development	(6,607)	(43,362)	(12,244)
Investment in variable rate demand notes	—	—	(80,000)
Proceeds from investment in variable rate demand notes	—	—	80,000
Proceeds from notes receivable	643	2,126	4
Insurance proceeds received	—	16,000	5,057
Proceeds from sale of discontinued operations	55,271	41,749	40,281
Proceeds from sale of assets	—	—	6,628
Change in restricted cash	27,264	75,076	34,242
Cash provided by (used in) investing activities	33,498	22,131	(212,471)

Cash flows from financing activities
Financing costs	(225)	(2,456)	(1,328)
Proceeds from notes payable	—	150,000	280,000
Payments on notes payable	(83,184)	(242,660)	(448,858)
Termination of interest rate hedge	—	(2,101)	—
Payments on capital lease obligations	(75)	(74)	(5,438)
Issuance of common stock	—	—	782,540
Redemptions of common stock	(7,164)	(31,633)	(33,040)
Offering costs	(13)	(337)	(84,334)
Distributions to common stockholders	(30,396)	(59,856)	(69,794)
Distributions to noncontrolling interests	(2,193)	(357)	(660)
Contributions from noncontrolling interest	—	27	—
Conversion of debentures	—	(52,891)	(26,251)
Change in subscriptions for common stock	—	—	(2,984)
Change in subscription cash received	—	—	2,984
Change in payables to related parties	—	(678)	(6,339)
Cash (used in) provided by financing activities	(123,250)	(243,016)	386,498

Net change in cash and cash equivalents	(40,444)	(157,875)	242,511
Cash and cash equivalents at beginning of year	179,583	337,458	94,947
Cash and cash equivalents at end of year	$139,139	$179,583	$337,458

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

1.         Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We operate institutional quality real estate.  In particular, we focus on acquiring institutional quality office properties that we believe have premier business addresses, desirable locations and high quality construction, and offer personalized amenities, leased to highly creditworthy commercial tenants.  We have focused substantially all of our investments in institutional quality office properties, or in development of these types of properties, located in metropolitan cities and suburban markets in the United States.  As of December 31, 2010, we owned interests in 66 institutional quality properties, including 65 office properties and one retail property, located in 22 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

Public Offerings

We have completed three primary public offerings of our common stock at a price of $10.00 per share.  We terminated the third primary public offering on December 31, 2008 and terminated the Distribution Reinvestment Plan (“DRP”) portion of our third public offering in January 2009.  We de-registered the remaining shares on March 31, 2009.

On January 5, 2009, we commenced a public offering of shares of common stock currently offered at a price of $4.55 per share under our DRP pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We are offering shares under our DRP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  As of December 31, 2010, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of these offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2010, we had 295,276,170 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 29,501,377 shares issued through the DRP, and 22,000 shares issued to Behringer Harvard Holdings LLC (“Behringer Harvard Holdings”), offset by 11,120,837 shares redeemed.  As of December 31, 2010, we had no shares of preferred stock issued and outstanding and options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45.  At December 31, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under accounting principles generally accepted in the United States of America (“GAAP”) was less than the nominal value paid for the shares; therefore, the difference is not material.

Our common stock is not currently listed on a national securities exchange.  However, between 2013 and 2017 management anticipates either listing the common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets prior to 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

2.         Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of assets, timing of asset dispositions, duration of lease terms, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ materially from those estimates.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

2011	$39,294
2012	$30,297
2013	$23,497
2014	$19,700
2015	$13,231

As of December 31, 2010 and 2009, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,430,506	$538,155	$54,013	$(170,912)
Less: accumulated depreciation and amortization	(526,197)	(245,210)	(33,724)	73,010
Net	$2,904,309	$292,945	$20,289	$(97,902)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2009	Improvements	Intangibles	Leases	Leases
Cost	$3,678,242	$589,144	$61,784	$(183,470)
Less: accumulated depreciation and amortization	(423,534)	(228,100)	(31,123)	61,320
Net	$3,254,708	$361,044	$30,661	$(122,150)

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

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $94.2 million and $89.5 million at December 31, 2010 and 2009, respectively.  Accounts receivable primarily consists of straight-line rental revenue receivables of approximately $83.7 million and $76.5 million as of December 31, 2010 and 2009, respectively, approximately $12.7 million and $17.2 million of receivables from tenants of our consolidated real estate properties as of December 31, 2010 and 2009, respectively, and approximately $1.0 million of other non-tenant receivables as of both

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

December 31, 2010 and 2009.  Our allowance for doubtful accounts was approximately $3.2 million and $5.2 million as of December 31, 2010 and 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include our deferred tax assets, prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of the properties we consolidate.

Goodwill

Goodwill consists of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.  In connection with the May 17, 2010 estimated value of our outstanding common stock at $4.25 per share, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was charged to impairment expense during the second quarter of 2010.  The following table is a summary of our goodwill activity for the years ended December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Cost	$11,539	$11,655
Adjustments:
Property disposals	(69)	(116)
Impairment	(11,470)	—
Net	$—	$11,539

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  For the year ended December 31, 2010 we recorded non-cash impairment charges of approximately $82.7 million related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment loss recorded in 2010 was primarily the result of changes in management’s estimate of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.  For the years ended December 31, 2009 and 2008, we recorded non-cash impairment charges of approximately $259.1 million and $21.1 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  During 2009 and 2008, changes in management’s estimate of the intended hold period and overall market declines for certain of our properties resulted in an assessment of these properties for impairment.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the year ended December 31, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

our investments in unconsolidated entities.  For the years ended December 31, 2009 and 2008, we had no impairment charges related to our investments in unconsolidated entities.

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

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $14.9 million and $24.6 million at December 31, 2010 and 2009, respectively.  Accumulated amortization of deferred financing fees was approximately $16.8 million and $17.5 million as of December 31, 2010 and 2009, respectively.

Notes Receivable

Notes receivable totaled approximately $10.4 million and $11.0 million at December 31, 2010 and 2009, respectively.

Our notes receivable at December 31, 2010 and 2009 included a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas.  This investment has a maturity date of February 9, 2013 and earns interest monthly at the London Interbank Offer Rate (“LIBOR”) plus 750 basis points, which was equal to an annual rate of 7.76% as of December 31, 2010.  This interest is paid monthly.  In addition to interest received each month, additional interest accrues on the unpaid principal balance at the rate of 1.69% per year during the period from March 9, 2010 until March 8, 2012 and at a rate of 2.69% per year during the period from March 9, 2012 until maturity.  The additional accrued interest will compound monthly and be added to the unpaid principal balance due at maturity.  As of December 31, 2010, the loan was current.  In February 2011, the balance of the loan was paid in full.

Our notes receivable also includes a receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  The mortgage loan had a balance of approximately $0.4 million and $1.0 million at December 31, 2010 and 2009, respectively.  We purchased the developed portion of the Terrace Office Park, an office park that currently includes four buildings, in June 2006 from parties related to the borrower of this mortgage loan.  We have the exclusive right of first offer to participate in the future development of the unentitled land.  The annual interest rate under the loan is fixed at 7.75% and as of December 31, 2010, the loan was current.  In January 2011, the balance of the loan was paid in full.  The loan was scheduled to mature in June 2013.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of December 31, 2010, our Westway One property was classified as held for sale and a sale of the property was completed on January 27, 2011.  We had no properties classified as held for sale at December 31, 2009.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of both December 31, 2010 and 2009, the balance of our asset retirement obligations was approximately $9.3 million, and is included in other liabilities.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

Our swap agreements matured in December 2010 and we had no derivate financial instruments as of December 31, 2010.  As of December 31, 2009, we did not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor were derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2010, 2009 and 2008 was approximately $13.6 million, $19.2 million and $28.1 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the years ended December 31, 2010, 2009 and 2008 was approximately $11.8 million, $12.5 million and $13.5 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $5.0 million, $7.9 million and $27.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, which includes amounts recognized in discontinued operations.

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

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of our affiliates (as defined in the plan).  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2010, 2009 and 2008, we had no significant compensation cost related to these share-based payments.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties in conjunction with the acquisition of our Buena Vista Plaza property.  As of December 31, 2010 and 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2010 we had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share, and at December 31, 2010 and 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

In December 2007, the FASB issued authoritative guidance on noncontrolling interests.  This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated income statement, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Our adoption of this guidance on January 1, 2009 increased our total equity as of January 1, 2008 by approximately $18.0 million.  Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests.  Income available to common stockholders was not affected.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance requires entities to provide greater transparency about how and why the entity uses derivative

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.   We adopted this guidance on January 1, 2009, and have included the required disclosures in the accompanying notes to our financial statements.

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.   We adopted this guidance on April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our interim financial statements issued subsequent to our adoption of the guidance.

In May 2009, the FASB issued authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted this guidance on April 1, 2009 and have included the required disclosures in the accompanying notes to our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of VIEs.  The new guidance requires revised evaluations of whether entities represent VIEs, ongoing assessments of control over such entities, and additional disclosures for variable interests.  This guidance is effective for interim and annual periods beginning after November 15, 2009 with early adoption prohibited.  Our adoption of this new guidance on January 1, 2010 did not result in any entities being consolidated or deconsolidated and did not have a material impact on our financial statements or disclosures.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We adopted the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.

In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of the company’s financing receivables and allowances for credit losses.  These disclosures provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this update did not have a material impact on our financial statements or disclosures.

4.         Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Financial Instruments

We have used interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Our interest rate swaps matured in December 2010.  In 2009, although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2009, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in other liabilities on our consolidated balance sheet. The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2009 (in thousands).  We had no derivate financial instruments as of December 31, 2010.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
as of December 31, 2010
Derivative financial instruments	$—	$—	$—	$—

as of December 31, 2009
Derivative financial instruments	$(4,904)	$—	$(4,904)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets or by obtaining third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement.  The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis.  These fair value estimates are considered Level 3 under the fair value hierarchy described above.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following table summarizes our impaired assets measured at fair value as of December 31, 2010 and 2009 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses) (1) (2)
as of December 31, 2010
Real estate	$99,282	$—	$—	$99,282	$(42,661)
Real estate held for sale	$30,000	$—	$—	$30,000	$(2,266)
Investments in unconsolidated entitites	$47,909	$—	$—	$47,909	$(5,116)
Goodwill	$—	$—	$—	$—	$(11,470)

as of December 31, 2009
Real estate	$452,300	$—	$—	$452,300	$(241,239)

(1)          Excludes approximately $37.8 million and $17.8 million in impairment losses of our discontinued operations as of December 31, 2010 and 2009, respectively.

(2)          The December 31, 2009 amount includes approximately $48.7 million in impairment losses for properties that were disposed of or held for sale and included in discontinued operations subsequent to December 31, 2009.

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.7 billion in principal amount as of December 31, 2010 had a fair value of approximately $2.5 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2010.  Notes payable totaling approximately $3.0 billion in principal amount as of December 31, 2009 had a fair value of approximately $2.7 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2009.  The carrying value of our notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Other financial instruments held at December 31, 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, payables to related parties, accrued liabilities, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

On February 1, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of  KeyBank Center to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $6.5 million which is reflected as part of our discontinued operations.  Prior to the transaction, the loan had an outstanding balance of approximately $27.1 million and a scheduled maturity date of August 2012.  KeyBank Center is located in Cleveland, Ohio, and contains approximately 478,000 rentable square feet.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

On July 27, 2010, we sold our Crescent Center property, a building located in Memphis, Tennessee, that consists of approximately 336,000 square feet, to an unaffiliated third party for a contract sales price of approximately $52.6 million.  The sale generated proceeds of approximately $52.3 million which includes the buyer’s assumption of approximately $42.6 million of associated mortgage debt.

On September 3, 2010, we sold our Gateway 22 property, a building located in Diamond Bar, California, that consists of approximately 55,000 square feet, to an unaffiliated third party for a contract sales price of approximately $9.9 million.  The sale generated proceeds of approximately $9.5 million, all of which was used to repay associated mortgage debt.

On December 3, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of One Financial Plaza to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $3.3 million.  Prior to the transaction, the loan had an outstanding balance of approximately $43.0 million and a scheduled maturity date of August 2015.  One Financial Plaza is located in Minneapolis, Minnesota, and contains approximately 394,000 rentable square feet.

On December 14, 2010 we sold our City Center property, a building located in St. Petersburg, Florida, that consists of approximately 242,000 rentable square feet, to an unaffiliated third party for a contract sales price of approximately $16.5 million.  The sale generated proceeds of approximately $15.7 million, all of which was used to repay associated mortgage debt.

On December 15, 2010 we sold our Bank of America — Las Vegas property, a building located in Las Vegas, Nevada, that consists of approximately 255,000 rentable square feet, to an unaffiliated third party for a contract sales price of approximately $64.0 million.  The sale generated proceeds of approximately $61.0 million which includes the buyer’s assumption of approximately $47.2 million of associated mortgage debt.

On December 15, 2010 we sold our 222 Bloomingdale Road property, a building located in White Plains, New York, that consists of approximately 140,000 rentable square feet, to an unaffiliated third party for a contract sales price of approximately $7.0 million.  The sale generated proceeds of approximately $6.6 million, all of which was used to repay associated mortgage debt.  The lender associated with this property agreed to take a discounted payoff in full settlement of the outstanding debt, resulting in a gain on troubled debt restructuring of approximately $4.6 million.

Held for Sale

On January 27, 2011 we sold our Westway One property, a building located in Houston, Texas, that consists of approximately 144,000 rentable square feet located in Houston, Texas to an unaffiliated third party for a contract sales price of approximately $31.0 million.  Westway One has been classified as held for sale on the December 31, 2010 balance sheet and its results of operations are reflected within discontinued operations for all periods presented.  Proceeds of approximately $30.6 million from the sale were used to pay down the outstanding borrowings on our credit facility.

6.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  The following is a summary of our investments in unconsolidated entities as of December 31, 2010 and 2009 (in thousands):

Property Name	Ownership Interest	December 31, 2010	December 31, 2009

Wanamaker Building	60.00%	$47,826	$52,921
Alamo Plaza	33.93%	11,568	12,171
St. Louis Place	35.71%	9,602	9,898
Total		$68,996	$74,990

For the year ended December 31, 2010, we recorded approximately $1.0 million of equity in earnings and approximately $1.8 million of distributions from our investments in unconsolidated entities.  For the year ended December 31, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investments in unconsolidated entities.  For the year ended December 31, 2009, we recorded approximately $0.3 million of equity in earnings and approximately $2.6 million of distributions from our investments in unconsolidated entities.   Our equity in earnings for the years ended December 31, 2010 and 2009 from these investments represents our proportionate share of the combined earnings for the period of our ownership.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

7.                                      Noncontrolling Interest

As part of our acquisition of the subsidiaries of IPC, we acquired a controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interest in real estate properties represents the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.  Noncontrolling interest also includes units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the acquisition of our Buena Vista Plaza property units of limited partnership interests in Behringer OP were issued.  At December 31, 2010 and 2009, Behringer OP had 432,586 units of limited partnership interest outstanding.   These units of limited partnership interest are convertible into an equal number of shares of our common stock.  Noncontrolling interest also includes 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments as of December 31, 2010 and 2009 (in thousands):

	December 31,	December 31,
	2010	2009
Noncontrolling interests in real estate properties	$4,961	$7,454
Limited partnership units	1,280	1,702
IPC (US), Inc. preferred shares	6	14
	$6,247	$9,170

8.                                      Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which included the development of a building at Eldridge Place in Houston, Texas (“Three Eldridge Place”) and development of a parking facility at our Burnett Plaza property in Ft. Worth, Texas.  For the years ended December 31, 2010 and 2009, we capitalized a total of approximately $7.2 million and $32.4 million in costs associated with real estate under development, respectively, including approximately $3.2 million and $2.6 million in interest for real estate under development, respectively.  In November 2009, we completed the major construction activity on our Three Eldridge Place property and the property was classified within Land and Building on our consolidated balance sheet at December 31, 2009.  As of December 31, 2010, the property remains unoccupied but beginning in December 2010, interest, property taxes, insurance and other property expenses are no longer capitalized, since it has been over one year since the completion of major construction activities.  The development of the parking facility at our Burnett Plaza property was halted in 2009 and that land was classified within Land on our consolidated balance sheet at December 31, 2010 and 2009.

9.                                      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2010, for operating properties we consolidate are as follows (in thousands):

Year	Amount
2011	$331,835
2012	303,904
2013	264,407
2014	226,049
2015	183,578
Thereafter	501,971
Total	$1,811,744

10.                               Income Taxes

We have elected to be taxed as a REIT under the Code, and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains).  Our tax returns for the years 2007 through 2009 are still subject to examination by the Internal Revenue Service.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

We acquired the subsidiaries of IPC on December 12, 2007 and have elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes commencing with the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-corporation, and for the balance of the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

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

Post acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax.  As of December 31, 2010, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at December 31, 2010.  As a result of our electing REIT status for IPC (US), Inc. commencing with 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The acquired NOL carryovers will begin to expire in 2023 and our other NOL carryovers begin to expire in 2011.

At December 31, 2010 and 2009, our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
C-Corp net operating losses (IPC)	$19,532	$19,532
Net operating losses	2,251	3,695
Depreciation and amortization	1,889	1,082
Other	17	3,986
Deferred tax assets, gross	23,689	28,295
Valuation allowance	(22,160)	(21,605)
Deferred tax assets, net	$1,529	$6,690

Deferred tax liabilities:
Deferred revenue	351	386
Depreciation and amortization	3,879	6,854
Other	7	1
Deferred tax liabilities	$4,237	$7,241

Amounts recognized in the consolidated balance sheets:

Deferred tax assets	$359	$873
Deferred tax liabilities	$3,067	$1,424

During December 31, 2010 and 2009, we recorded additions to our valuation allowance of approximately $1.1 million and $2.1 million, respectively, for certain of our deferred tax assets related to state NOLs.  No additions to the valuation allowance were recorded during the year ended December 31, 2008.  These charges were necessary based on our determination that it was more likely than not that we will not realize these assets prior to their expiration.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the changes in our valuation allowance for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$21,605	$19,532	$19,532
Additions charged to expense	1,146	2,073	—
Deductions	(591)	—	—
Balance at end of year	$22,160	$21,605	$19,532

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the benefit (provision) for income taxes. The Company’s liability for unrecognized tax benefits, combined with accrued interest and penalties, at December 31, 2010 and 2009 is approximately $0.8 million and $1.0 million, respectively, and is reflected as a component of other liabilities.

The following table reconciles our net loss attributable to common stockholders to our taxable loss for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(230,499)	$(430,632)	$(160,421)
Depreciation and amortization	73,114	82,064	103,123
Impairment losses	66,267	91,870	12,557
GAAP rent adjustments	(15,510)	(12,960)	(32,309)
Loss on dispositions	(5,808)	—	(17,106)
Gain (loss) on debt extinguishment and troubled debt restructuring	(30,526)	18,673	—
Unconsolidated tax entities - primarily IPC (US), Inc.	52,614	201,817	52,490
Other	1,653	3,999	1,448
Taxable loss (1)	$(88,695)	$(45,169)	$(40,218)

(1)       Represents our projected taxable loss.  As stated above, we elected for our subsidiary, IPC (US), Inc., to be taxed as a REIT beginning with the 2008 tax year.  As a result of this election, Behringer Harvard REIT I, Inc. and IPC (US), Inc. file separate tax returns.  Our taxable loss includes amounts related to IPC (US), Inc.'s taxable income only to the extent we receive a taxable dividend from IPC (US), Inc.  The taxable losses for IPC (US), Inc. for the years ended December 31, 2010, 2009, and 2008 were approximately $25.0 million, $5.9 million and $5.5 million, respectively.

For the years ended December 31, 2010, 2009 and 2008 we recognized a benefit (provision) for income taxes from continuing operations of approximately ($2.8 million), $1.4 million and ($0.8 million), respectively.

The components of benefit (provision) for income taxes from continuing operations for the years ended    December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(119)	$(101)	$—
State	(507)	(1,304)	(1,147)
Total current	(626)	(1,405)	(1,147)

Deferred:
Federal	(34)	(185)	—
State	(2,123)	3,014	347
Total deferred	(2,157)	2,829	347
Total benefit (provision) for income taxes - continuing operations	$(2,783)	$1,424	$(800)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

11.                               Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  We have previously used interest rate swaps as part of our interest rate risk management strategy.  Our objectives in using interest rate swaps are to add stability to interest expense and to manage our exposure to interest rate movements.  Our interest rate swaps involved the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

In December 2007, we entered into two interest rate swap agreements, each with a notional value of $100.0 million, or $200.0 million of notional value in total.  The swaps were entered into to fix the interest rate on $200.0 million of borrowings under our credit facility.  In June 2009, we terminated $50.0 million of notional amount under one of our swap agreements and paid down $50.0 million of the borrowings under our credit facility.  At that time, the remaining portion of the partially terminated swap no longer qualified for hedge accounting and was not re-designated as a qualifying hedge since the debt and swap were partially terminated.  We paid approximately $2.1 million to terminate the $50.0 million notional amount of the swap.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the year ended December 31, 2009, we accelerated the reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming not probable of occurring.  The accelerated amount resulted in additional 2009 expense of approximately $2.5 million.  Our swap agreements matured in December 2010.

The table below presents the fair value of our derivative financial instruments, included in other liabilities on our consolidated balance sheets, as of December 31, 2010 and 2009 (in thousands):

	Derivative Liabilities
	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swap	$—	$(3,269)

Derivatives not designated as hedging instruments:
Interest rate swap	$—	$(1,635)

Total derivative liabilities	$—	$(4,904)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Amount recognized in OCI on derivative
	(effective portion)
	For the Year Ended
	December 31, 2010	December 31, 2009
Interest rate swap	$3,269	$2,388
Total	$3,269	$2,388

	Amount reclassified from OCI into income
	(effective portion)
	For the Year Ended
Location	December 31, 2010	December 31, 2009
Interest expense (1)	$3,574	$4,631
Interest expense (2)	1,440	1,105
Total	$5,014	$5,736

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
	For the Year Ended
Location	December 31, 2010	December 31, 2009
Interest expense (1)	$—	$2,544
Total	$—	$2,544

(1)          Represents the accelerated reclassification of amounts in OCI to earnings as a result of the previously hedged forecasted transaction becoming not probable to occur.

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		For the Year Ended
	Location	December 31, 2010	December 31, 2009

Interest rate swap	Interest expense	$151	$278
Total		$151	$278

12.          Notes Payable

Our notes payable was approximately $2.7 billion in principal at December 31, 2010, which consists of approximately $2.6 billion of loans secured by mortgages on our properties and $149.7 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $3.0 billion at December 31, 2009.  As of December 31, 2010, all of our $2.7 billion in debt is fixed rate debt, with the exception of the $149.7 million in revolving loans which bear interest, as of December 31, 2010, at an annual variable rate equal to approximately 3.01%.  At December 31, 2010, we have a non-recourse property loan of approximately $5.6 million that matured in October 2010 and is secured by our Executive Park property.  In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of the Executive Park property to the lender associated with the property.  We also have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

foreclosure or transfer of ownership of the property to the lender.  At December 31, 2010, our remaining notes payable had maturity dates that range from February 2011 to May 2017.  The notes payable with a February 2011 maturity date relates to a non-recourse property loan of approximately $95.5 million, secured by our 200 South Wacker property.  We are negotiating a joint venture arrangement with a third party for our 200 South Wacker property and have requested an 18-month maturity date extension from the lender in exchange for a partial paydown of the loan while we finalize our joint venture arrangement for this property.  There is no assurance that the lender will agree to this extension, which could result in foreclosure or transfer of ownership of the property to the lender.  Approximately $724.3 million, or approximately 27%, of our December 31, 2010 outstanding debt has matured and remains outstanding at December 31, 2010 or matures in 2011, and we have no debt maturing in 2012.  These amounts exclude approximately $110.8 million for certain non-recourse loans in default that have a maturity date after 2012, but for which we have received notification from the lenders demanding immediate payment.  At December 31, 2010, the stated annual interest rates on our notes payable ranged from 5.02% to 13.33%, with an effective weighted average interest rate of approximately 5.61%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 5% higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.87%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of          December 31, 2010, in addition to the default on the note secured by the 1650 Arch Street property described below under the heading “Troubled Debt Restructuring,” we were in default or had events of default on non-recourse property loans secured by eight of our properties with a combined outstanding balance of approximately $145.7 million secured by our Executive Park, Grandview II, Minnesota Center and 1300 Main properties and the Western Office portfolio, which consists of the 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties.  In January 2011 and February 2011, pursuant to a deed-in-lieu of foreclosure and a foreclosure, we transferred ownership of our Executive Park and Grandview II properties, respectively, to the lenders associated with each property.  We are in discussions with the lenders on the other loans to restructure the debt, purchase or payoff the debt at a discount or transfer ownership of the properties to the lenders.  There is no assurance that we will be able to restructure or payoff these loans at a discount, which could result in foreclosure or transfer of ownership of the properties to the lenders.  Further, we believe non-recourse loans totaling approximately $306.8 million, which are secured by six of our properties, need to be modified during the first six months of 2011 in order to justify further investment, some of which may have imminent defaults or events of default.  At December 31, 2010, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for secured borrowings, available as revolving loans.  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.

Effective December 11, 2010, we entered into a second amendment to the Credit Agreement (the “Second Amendment”).  The Second Amendment adjusts the total amount of secured borrowings available under the credit facility from the previous $193.0 million to $150.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders), and provides that our Westway One property, located in Houston, Texas, may be released as security for the credit facility only if this property is sold to an unaffiliated third party and if the other conditions to release, including the payment of a release price equal to at least the net proceeds of sale, set forth in the Credit Agreement are satisfied.  On January 27, 2011 we sold our Westway One property to an unaffiliated third party and paid a release price of approximately $30.6 million to the lender.

Prior to the sale of Westway One, the Collateral Pool Properties consists of our Westway One, One BriarLake Plaza, and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.

As of December 31, 2010, the Collateral Pool Properties, including Westway One, has a value, as defined in the Credit Agreement, of approximately $295.4 million.  As of December 31, 2010, there was approximately $149.7 million outstanding under the revolving loans, and due to outstanding letters of credit, we had insignificant additional borrowings available under the revolving loans. Our revolving loans bear interest at a rate of LIBOR plus 2.75% per annum, which as of December 31, 2010 is approximately 3.01% per annum.  The credit facility matures on December 11, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million secured by the 1650 Arch Street property, resulting in a gain on troubled debt restructuring of

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

approximately $9.1 million.  The note payable of approximately $42.8 million remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.  On both a basic and diluted income per share basis the $9.1 million gain was approximately $0.03 per common share for the year ended December 31, 2010.

In February 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in loss from discontinued operations.  On both a basic and diluted income per share basis the $6.5 million gain was approximately $0.02 per common share for the year ended December 31, 2010.

In December 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of One Financial Plaza to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.3 million which is included in loss from discontinued operations.  On both a basic and diluted income per share basis the $3.3 million gain was approximately $0.01 per common share for the year ended December 31, 2010.

In December 2010, we sold 222 Bloomingdale and the lender associated with this property agreed to accept a discounted payoff as full settlement of the debt which resulted in a gain on troubled debt restructuring of approximately $4.6 million which is included in loss from discontinued operations.  On both a basic and diluted income per share basis the $4.6 million gain was approximately $0.02 per common share for the year ended December 31, 2010.

The following table summarizes our notes payable as of December 31, 2010 (in thousands):

Principal payments due in:
2011	$741,352
2012	23,916
2013	70,924
2014	91,127
2015	609,503
Thereafter	1,186,209
unamortized discount	(2,173)
Total	$2,720,858

As of December 31, 2010 we have received notification from the lenders of non-recourse loans secured by our 1300 Main, Grandview II, Gateway 12, Gateway 23, Southwest Center and 17655 Waterview properties demanding immediate payment of these loans, which are currently in default.  The table above reflects each of these loans using their original maturity dates.  If each of these loans were shown as payable as of January 1, 2011, the principal payments in 2011 would increase by approximately $110.8 million, while principal payments in 2012, 2013, 2014, 2015 and thereafter would decrease by approximately $1.8 million, $1.9 million, $33.4 million, $57.6 million, and $16.1 million, respectively.

13.          Stockholders’ Equity

Capitalization

As of December 31, 2010, we had 295,276,170 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 29,501,377 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, offset by 11,120,837 shares redeemed.  As of December 31, 2010, we had no shares of preferred stock issued and outstanding and had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45.  At December 31, 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2010 and 2009, we redeemed approximately 1.0 million and 3.3 million shares for approximately $7.2 million and $31.6 million, respectively.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of December 31, 2010, we had outstanding to the independent members of the board of directors options to purchase 89,500 shares of our common stock at a weighted average exercise price of $8.45 per share. These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the years ended December 31, 2010, 2009 and 2008.

Distributions

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share, which increased 7% from our May 17, 2010 estimated valuation.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For the year ended December 31, 2010 and 2009, cash distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were approximately $0.1 million and $0.2 million, respectively.  Distributions declared and payable as of December 31, 2010 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the years ended December 31, 2010 and 2009 (in thousands):

2010	Total	Cash	DRP
1st Quarter	$23,866	$12,598	$11,268
2nd Quarter	12,882	7,015	5,867
3rd Quarter	7,375	4,045	3,330
4th Quarter	7,389	4,055	3,334
Total	$51,512	$27,713	$23,799

2009	Total	Cash	DRP
1st Quarter	$46,603	$21,440	$25,163
2nd Quarter	23,777	11,415	12,362
3rd Quarter	23,783	11,891	11,892
4th Quarter	23,809	12,236	11,573
Total	$117,972	$56,982	$60,990

14.          Related Party Transactions

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the year ended December 31, 2010.  Behringer Advisors earned approximately $0.1 million and $13.7 million in acquisition and advisory fees or reimbursement of expenses in the year ended December 31, 2009 and 2008, respectively.  Amounts recognized during 2009 were capitalized as part of an acquisition of land.  Amounts recognized during 2008 were capitalized as part of our real estate, goodwill or investments in unconsolidated entities.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the years ended December 31, 2010 or 2009 and incurred approximately $0.9 million in debt financing fees for the year ended December 31, 2008.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $16.7 million, $17.5 million and $17.6 million in the years ended December 31, 2010, 2009 and 2008, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management in connection with our real estate and investment properties.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the year ended December 31, 2010, we incurred and expensed approximately $20.1 million of asset management fees as compared to approximately $21.9 million and $28.0 million for the years ended December 31, 2009 and 2008, respectively, inclusive of amounts recorded within discontinued operations.  Asset management fees of approximately $8.9 million and $7.5 million were waived for the years ended December 31, 2010 and 2009, respectively.

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

For the year ended December 31, 2010, we incurred and expensed approximately $31.6 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $28.2 million and $20.0 million for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2010 and 2009 we had payables to related parties of approximately $2.2 million and $1.9 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are considered a contingent liability which will be earned and paid when the above condition has been satisfied, if ever.  As of December 31, 2010, assuming all the conditions above are met, Behringer Advisors would be paid approximately $1.6 million in disposition fees.

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

15.          Commitments and Contingencies

As of December 31, 2010, we had commitments of approximately $35.6 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  As of December 31, 2010, assuming all conditions are met, Behringer Advisors would be paid approximately $1.6 million in disposition fees.  For a description of the conditions for payment, see Footnote 14 above.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

16.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Interest paid, net of amounts capitalized	$163,739	$178,072	$181,064
Income taxes paid	$2,063	$2,039	$2,669

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$19,204	$7,411	$18,079
Transfer of real estate and lease intangibles through cancellation of debt	$57,649	$—	$—
Escrow deposit applied to purchase of real estate	$—	$—	$1,000

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$26,506	$65,900	$79,796
Mortgage notes assumed	$—	$—	$90,503
Accrual for distributions declared	$2,464	$—	$—
Mortgage notes assumed by purchaser	$89,849	$—	$26,827
Cancellation of debt through transfer of real estate	$66,368	$—	$25,698
Cancellation of debt through discounted payoff	$12,475	$—	$—
Financing costs in accrued liabilities	$—	$—	$17
Recapture of noncontrolling interest in lieu of note	$—	$—	$844

17.          Discontinued Operations and Real Estate Held for Sale

During 2010, we sold five properties and, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of two properties to their respective lenders.  At December 31, 2010, our Westway One property was classified as held for sale.  During 2009, we disposed of two properties and during 2008 we disposed of three properties. The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 as summarized in the following table (in thousands):

	Year Ended December 31,
	2010	2009	2008

Rental revenue	$30,526	$52,393	$60,194

Expenses
Property operating expenses	10,787	17,522	19,574
Interest expense	10,366	13,480	15,581
Real estate taxes	2,659	7,857	6,813
Property and asset management fees	1,988	2,938	4,031
Asset impairment losses	40,048	66,513	5,251
Depreciation and amortization	10,163	25,448	30,990
Total expenses	76,011	133,758	82,240

Benefit (provision) for income taxes	30	(40)	(92)
Gain on troubled debt restructuring	14,448	—	—
Interest income/(other expense)	(5)	4	50

Loss from discontinued operations	$(31,012)	$(81,401)	$(22,088)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The major classes of assets associated with real estate held for sale are as follows (in thousands):

December 31, 2010
Land	$3,400
Buildings, net	24,267
Accounts receivable, net	502
Lease and other intangibles, net	2,556
Assets associated with real estate held for sale	$30,725

18.          Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands except per share data):

2010 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$131,681	$131,580	$129,664	$129,301

Loss from continuing operations	(31,367)	(62,227)	(69,055)	(40,487)
Income (loss) from discontinued operations	4,090	(27,482)	(6,806)	2,106
Net loss	(27,277)	(89,709)	(75,861)	(38,381)
Noncontrolling interest in continuing operations	155	238	213	133
Noncontrolling interest in discontinued operations	(10)	—	3	(3)
Net loss attributable to common stockholders	$(27,132)	$(89,471)	$(75,645)	$(38,251)
Weighted average shares outstanding	293,179	293,963	294,546	295,251
Basic and diluted loss per common share	$(0.09)	$(0.30)	$(0.26)	$(0.13)

2009 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$141,922	$137,333	$133,910	$138,525

Loss from continuing operations	(40,532)	(236,351)	(37,682)	(43,121)
Income (loss) from discontinued operations	(4,911)	(10,150)	(9,491)	(56,849)
Net loss	(45,443)	(246,501)	(47,173)	(99,970)
Noncontrolling interest in continuing operations	794	4,671	164	286
Noncontrolling interest in discontinued operations	43	(10)	7	2,500
Net loss attributable to common stockholders	$(44,606)	$(241,840)	$(47,002)	$(97,184)
Weighted average shares outstanding	290,426	292,022	292,085	292,395
Basic and diluted loss per common share	$(0.15)	$(0.83)	$(0.16)	$(0.33)

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

19.          Subsequent Events

On January 6, 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with this property, resulting in an expected gain on troubled debt restructuring of approximately $1.1 million.  Prior to the transaction, the loan had an outstanding balance of approximately $5.6 million and a scheduled maturity date of October 2010.  Executive Park is located in Louisville, Kentucky, and contains approximately 109,000 rentable square feet.

On January 27, 2011, we sold our Westway One property, a building located in Houston, Texas, that consists of approximately 144,000 square feet, to an unaffiliated third party for a contract sales price of approximately $31.0 million. Proceeds of approximately $30.6 million from the sale were used to pay down the outstanding balance on our credit facility.

On February 25, 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with this property, resulting in an expected gain on troubled debt restructuring of approximately $1.0 million.  Prior to the transaction, the loan had an outstanding balance of approximately $17.0 million and a scheduled maturity date of November 2016.  Grandview II is located in Birmingham, Alabama, and contains approximately 149,000 rentable square feet.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 8, 2011; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in Item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 8, 2011

Behringer Harvard REIT I, Inc.

Valuation and Qualifying Accounts

Schedule II

December 31, 2010

(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Year

Year ended December 31, 2010	$5,244	$314	$—	$(2,360)	$3,198
Year ended December 31, 2009	$1,746	$6,695	$—	$(3,197)	$5,244
Year ended December 31, 2008	$540	$1,440	$—	$(234)	$1,746

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2010

(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Improvements	to acquisition (2)	close of period (3)	depreciation	construction	acquired
Ashford Perimeter	Atlanta, GA	31,505		8,479	31,662	(12,512)	27,629	7,627	1982	01/06/05
Lawson Commons	St. Paul, MN	57,313		2,021	75,881	328	78,230	16,760	1999	06/10/05
Downtown Plaza	Long Beach, CA	12,584		4,127	11,874	(5,902)	10,099	3,169	1982	06/14/05
Gateway 12	Diamond Bar, CA	61,231	(4)	1,600	6,319	(3,386)	4,533	43	1999	07/20/05
Gateway 23	Diamond Bar, CA	—	(4)	5,295	10,864	(6,052)	10,107	2,062	1999	07/20/05
Southwest Center	Tigard, OR	—	(4)	2,106	16,317	(5,380)	13,043	147	2001	07/20/05
17655 Waterview	Richardson, TX	—	(4)	2,932	28,876	(13,157)	18,651	208	1998	07/20/05
Buena Vista Plaza	Burbank, CA	21,906		3,806	28,368	199	32,373	6,211	1991	07/28/05
Riverview Tower	Knoxville, TN	30,250		2,740	35,181	1,677	39,598	7,716	1985	10/05/05
1325 G Street	Washington, D.C.	100,000		71,313	60,681	4,105	136,099	13,554	1969	11/15/05
Woodcrest Corporate Center	Cherry Hill, NJ	50,400		5,927	49,977	4,463	60,367	10,819	1960	01/11/06
Burnett Plaza	Ft Worth, TX	109,760		6,239	157,171	14,121	177,531	32,155	1983	02/10/06
AMEC Paragon I & II	Houston, TX	16,300		2,550	23,338	91	25,979	4,440	1999/2003	03/14/06
Paces West	Atlanta, GA	84,000		8,838	88,172	3,575	100,585	17,624	1987/89	04/19/06
222 South Riverside Plaza	Chicago, IL	202,000		29,787	190,111	15,641	235,539	38,596	1971	06/02/06
The Terrace Office Park	Austin, TX	131,000		17,330	124,551	3,850	145,731	23,548	1997-2002	06/21/06
600 & 619 Alexander Road	Princeton, NJ	16,500		3,000	16,700	2,364	22,064	3,396	1983/85	06/28/06
Grandview II	Birmingham, AL	17,000		1,625	19,274	(1,427)	19,472	3,342	1998	10/20/06
Bank of America Plaza-Charlotte	Charlotte, NC	150,000		26,656	185,215	5,587	217,458	31,762	1974	10/26/06
Three Parkway	Philadelphia, PA	67,125		7,905	69,033	3,333	80,271	12,601	1970	10/30/06
4440 El Camino Real	Los Altos, CA	26,133		4,412	30,794	137	35,343	5,155	2000	11/02/06
Fifth Third Center-Cleveland	Cleveland, OH	49,250		1,424	52,075	2,902	56,401	9,073	1991	11/16/06
Resurgens Plaza	Atlanta, GA	82,000		—	92,980	4,598	97,578	16,338	1988	11/30/06
5 & 15 Wayside	Burlington, MA	—	(5)	8,917	61,709	50	70,676	9,882	1999/2001	12/08/06
One & Two Eldridge Place	Houston, TX	75,000		6,605	89,506	8,085	104,196	15,567	1984/86	12/13/06
250 W. Pratt	Baltimore, MD	34,921		6,700	39,861	7,851	54,412	9,064	1986	12/04-12/06
Centreport Office Center	Ft Worth, TX	—	(5)	3,175	12,917	(6,596)	9,496	1,474	1999	06/14/07
200 South Wacker	Chicago, IL	95,500		7,842	141,981	(44,918)	104,905	16,366	1981	11/01/07
One Financial Place	Chicago, IL	188,600		23,285	265,099	15,577	303,961	35,053	1984	11/01/07
10 & 120 South Riverside	Chicago, IL	225,000		40,476	311,716	15,441	367,633	41,848	1965	11/01/07
111 Woodcrest	Cherry Hill, NJ	—		1,000	5,417	(1,443)	4,974	611	1964	11/20/07
1650 Arch Street	Philadelphia, PA	—	(6)	24,000	60,825	(39,358)	45,467	5,485	1974	12/12/07
United Plaza	Philadelphia, PA	63,826		23,736	90,001	3,116	116,853	11,249	1975	12/12/07
One Oxmoor Place	Louisville, KY	97,486	(7)	2,851	17,614	284	20,749	2,307	1989	12/12/07
Hurstbourne Place	Louisville, KY	—	(7)	4,587	30,203	(16,059)	18,731	2,868	1982	12/12/07
Hurstbourne Park	Louisville, KY	—	(7)	2,297	12,728	(3,297)	11,728	1,550	1971	12/12/07
Hurstbourne Plaza (8)	Louisville, KY	—	(7)	4,000	10,054	92	14,146	8,606	1971	12/12/07
Forum Office Park	Louisville, KY	—	(7)	6,811	32,548	1,686	41,045	4,476	1984	12/12/07
Lakeview	Louisville, KY	—	(7)	1,468	8,574	741	10,783	1,259	1989	12/12/07
Steeplechase Place	Louisville, KY	—	(7)	1,766	7,424	247	9,437	944	1989	12/12/07
Hunnington	Louisville, KY	—	(7)	978	5,507	(1,967)	4,518	583	1986	12/12/07
City Hall Plaza	Manchester, NH	—	(7)	2,516	27,509	224	30,249	3,341	1982	12/12/07
One & Two Chestnut Place	Worcester, MA	—	(7)	2,903	15,715	(1,001)	17,617	1,846	1990	12/12/07
Executive Park	Louisville, KY	5,582		—	6,311	(2,912)	3,399	56	1973	12/12/07
Energy Centre	New Orleans, LA	48,503		6,134	59,852	26,338	92,324	11,741	1984	12/12/07

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2010

(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Improvements	to acquisition (2)	close of period (3)	depreciation	construction	acquired
One Edgewater Plaza	Staten Island, NY	34,789	(9)	12,789	26,292	(13,948)	25,133	3,171	1919	12/12/07
Tice Building	Woodcliff Lake, NJ	—	(9)	2,500	18,118	(8,138)	12,480	1,700	1988	12/12/07
Fifth Third Center-Columbus	Columbus, OH	52,224		3,500	54,242	806	58,548	6,858	1928	12/12/07
5104 Eisenhower Boulevard	Tampa, FL	—	(5)	2,602	25,054	—	27,656	3,657	1998	12/12/07
Plaza at MetroCenter	Nashville, TN	24,867		3,341	35,333	1,550	40,224	4,676	1985	12/12/07
Loop Central	Houston, TX	45,330		11,653	86,587	5,477	103,717	12,595	1980-1982	12/12/07
Epic Center	Wichita, KS	15,160	(10)	951	19,609	(5,327)	15,233	2,624	1987	12/12/07
One Brittany Place	Wichita, KS	—	(10)	926	3,478	(2,125)	2,279	341	1984	12/12/07
Two Brittany Place	Wichita, KS	—	(10)	926	1,666	(1,023)	1,569	212	1984	12/12/07
801 Thompson	Rockville, MD	9,845		3,200	10,578	205	13,983	1,457	1963	12/12/07
500 E. Pratt	Baltimore, MD	58,800		—	66,390	410	66,800	8,131	2004	12/12/07
One City Centre	Houston, TX	75,101		19,747	97,487	6,495	123,729	10,130	1962	6/19/08
One BriarLake Plaza	Houston, TX	—	(5)	9,602	119,660	6,016	135,278	11,264	2000	9/25/08
1300 Main	Houston, TX	34,558		6,230	42,253	(18,134)	30,349	333	1955	10/04 - 09/08
Minnesota Center	Bloomington, MN	27,286		3,500	35,809	(10,680)	28,629	3,231	1987	10/03-12/08
Colorado Building	Washington, D.C.	27,578		13,328	28,109	183	41,620	3,078	1903	08/04-12/08
Three Eldridge Place	Houston ,TX	—	(5)	3,090	62,181	—	65,271	217	2009	12/06-11/09
Totals (11)		2,556,213		$500,044	$3,451,331	$(56,897)	$3,894,478	$526,197

Generally, each of our properties has a depreciable life of 25 years

(1)   Excludes unamortized discount of approximately $2.2 million, $149.7 million of revolving loans outstanding under our credit facility and $17.1 million of consolidated TIC notes payable for our TIC properties, St. Louis Place and Alamo Plaza, which are accounted for under the equity method of accounting.

(2)   Includes adjustments to basis, such as impairment losses.

(3)   The aggregate cost for federal income tax purposes is approximately $4.5 billion.

(4)   Gateway 12,  Gateway 23, Southwest Center and 17655 Waterview are each held as collateral for this note payable.

(5)   5&15 Wayside, Centreport, 5104 Eisenhower, Westway One, One BriarLake Plaza and Three Eldridge Place are each held as collateral for our credit facility.

(6)   In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with the 1650 Arch Street property.  The note remains a liability of the borrower, a limited partnership in which we own a 90% controlling interest, and the debt remains in default.  However, for consolidation purposes the debt is fully eliminated.

(7)   One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(8)   Hurstborne Plaza is a reatil shopping center.  All of our other properties are office buildings.

(9)   One Edgewater Plaza and  the Tice Building are each held as collateral for this note payable.

(10) Epic Center, One Brittany Place and Two Brittany Place are each held as collateral for this note payable.

(11) Excludes Westway One which was held for sale at December 31, 2010.

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2010

(in thousands)

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Real Estate:
Balance at beginning of year	$4,185,303	$4,368,727	$3,997,455
Acquisitions/improvements	62,126	105,352	458,961
Assets disposed/written-off	(352,951)	(288,776)	(87,689)
Balance at end of the year	$3,894,478	$4,185,303	$4,368,727

Accumulated depreciation:
Balance at beginning of year	$423,534	$263,794	$116,745
Depreciation expense	159,086	165,871	149,987
Assets disposed/written-off	(56,423)	(6,131)	(2,938)
Balance at end of the year	$526,197	$423,534	$263,794

Behringer Harvard REIT I, Inc.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2010

(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to deliqunet principal or interest

Land - Austin, Texas	7.75%	June 21, 2013	level principal and interest	$355	$355	$—

The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2010	2009	2008

Balance at beginning of year	$994	$3,077	$3,000
Additions of accrued interest	—	38	77
Collections	(639)	(2,121)	—
Balance at end of year	$355	$994	$3,077

*****

EXHIBIT INDEX

Exhibit Number	Description

3.1	Eighth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on August 1, 2008)

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

10.2

Fifth Amended and Restated Advisory Agreement between the Registrant and Behringer Advisors LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007), as amended by the First Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008) and the Second Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated May 14, 2009, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 10-Q filed on May 15, 2009)

10.3

Fifth Amended and Restated Property Management and Leasing Agreement, dated May 15, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on May 15, 2008), as amended by the First Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008), and the Second Amendment to the Fifth Amended and Restated Property Management Agreement, dated August 13, 2008 (previously filed and incorporated by reference to Form 8-K filed on August 13, 2008), and the Third Amendment to the Fifth Amended and Restated Property Management Agreement, dated November 9, 2010 (previously filed and incorporated by reference to Form 10-Q filed on November 12, 2010)

10.4

Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.5

Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.6

Credit Agreement dated as of December 11, 2007, by and among Behringer Harvard Operating Partnership I LP, as borrower, Keybank National Association, the other lenders which are parties to the agreement and other lenders that may become parties to the agreement, Keybank National Association, as agent, Keybanc Capital Markets, as Sole Book Manager, Keybank Capital Markets and Wachovia Bank National Association, as co-lead arrangers, and Aareal Bank AG and Westdeutsche Immobilienbank AG as co-documentation agents (previously filed and incorporated by reference to Form 10-K filed on March 31, 2008)

10.7

First Amendment to the Credit Agreement and Other Loan Documents by and among Behringer Harvard Operating Partnership I LP, as borrower, and Behringer Harvard REIT I, Inc., Behringer Harvard Eldridge Land LP, Behringer Harvard Centreport Office LP, Behringer Harvard Equity Drive

LP, IPC Florida III, LLC, Behringer Harvard Wayside, LLC and Behringer Harvard Briarlake Plaza LP, as guarantors, and Keybank National Association, as lender, the other lenders which are parties to the agreement and Keybank National Association, as agent (previously filed and incorporated by reference to Form 10-Q filed on August 14, 2009)

10.8

Second Amendment to Credit Agreement, dated January 5, 2011, by and among Behringer Harvard Operating Partnership I LP, as borrower, Behringer Harvard REIT I, Inc. and the subsidiary guarantors which are signatories to the agreement, as guarantors, and Keybank National Association, as lender, the other lenders which are parties to the agreement and Keybank National Association, as administrative agent (previously filed and incorporated by reference to Form 8-K filed on January 6, 2011)

10.9

Development Agreement by and between Behringer Harvard REIT I, Inc. and Behringer Development Company LP, dated February 29, 2008 (previously filed and incorporated by reference to Form 8-K filed on March 4, 2008)

10.10

Agreement, dated November 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP, Behringer Advisors, LLC, HPT Management Services LP and HPT TIC Management Services LP (previously filed and incorporated by reference to Form 8-K filed on November 18, 2008)

10.11

Letter Agreement, dated February 17, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 8-K filed on February 22, 2010)

10.12

Letter Agreement, dated June 23, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 8-K filed on June 28, 2010)

10.13

Letter Agreement, dated August 5, 2010, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on August 9, 2010)

10.14

Reimbursement Agreement, dated October 21, 2010, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (previously filed and incorporated by reference to Form 8-K filed on October 26, 2010)

10.15

Letter Agreement, dated November 9, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on November 12, 2010)

10.16	Letter Agreement, dated March 3, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees *

21.1	List of Subsidiaries *

23.1	Consent of Deloitte & Touche LLP *

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification *

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification *

32.1	Section 1350 Certifications *

99.1	Fourth Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Second Amended and Restated Policy for Estimation of Common Stock Value, effective as of April 13, 2010 (previously filed and incorporated by reference to Form 8-K filed on April 16, 2010)

* filed herewith