Form 10-Q
period 2011-03-31
BEHRINGER HARVARD REIT I INC
filed 2011-05-09
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, Behringer Harvard REIT I, Inc. had 296,016,039 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2011

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements

Behringer Harvard REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Real estate
Land	$459,930	$463,972
Buildings, net	2,838,539	2,904,309
Total real estate	3,298,469	3,368,281

Cash and cash equivalents	111,101	139,139
Restricted cash	98,362	99,206
Accounts receivable, net	102,312	94,204
Prepaid expenses and other assets	11,861	10,245
Investments in unconsolidated entities	70,198	68,996
Deferred financing fees, net	13,609	14,916
Notes receivable	—	10,359
Lease intangibles, net	290,419	313,234
Assets associated with real estate held for sale	23,245	30,725
Total assets	$4,019,576	$4,149,305

Liabilities and equity

Liabilities
Notes payable	$2,649,447	$2,720,858
Accounts payable	630	1,543
Payables to related parties	2,039	2,217
Acquired below-market leases, net	85,048	97,902
Distributions payable	2,468	2,464
Accrued liabilities	112,917	137,076
Deferred tax liabilities	2,996	3,067
Other liabilities	16,768	17,680
Obligations associated with real estate held for sale	17,431	—
Total liabilities	2,889,744	2,982,807

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 295,772,077 and 295,276,170 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	30	29
Additional paid-in capital	2,632,976	2,632,290
Cumulative distributions and net loss attributable to common stockholders	(1,509,768)	(1,472,068)
Stockholders’ equity	1,123,238	1,160,251
Noncontrolling interests	6,594	6,247
Total equity	1,129,832	1,166,498
Total liabilities and equity	$4,019,576	$4,149,305

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Rental revenue	$131,191	$129,821

Expenses
Property operating expenses	37,811	39,649
Interest expense	40,172	41,102
Real estate taxes	15,695	19,780
Property management fees	3,654	3,852
Asset management fees	4,944	4,552
General and administrative	2,797	3,341
Depreciation and amortization	60,377	58,246
Total expenses	165,450	170,522

Interest income	112	410
Gain on troubled debt restructuring	1,008	9,390
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(33,139)	(30,901)

Provision for income taxes	(224)	(548)
Equity in earnings of investments	306	476
Loss from continuing operations	(33,057)	(30,973)

Discontinued operations:

Income from discontinued operations	1,935	3,696
Gain on sale of discontinued operations	639	—
Income from discontinued operations	2,574	3,696

Net loss	(30,483)	(27,277)

Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	176	155
Noncontrolling interests in discontinued operations	(4)	(10)

Net loss attributable to common stockholders	$(30,311)	$(27,132)

Basic and diluted weighted average common shares outstanding	295,642,690	293,178,582

Basic and diluted loss per common share:
Continuing operations	$(0.11)	$(0.10)
Discontinued operations	0.01	0.01
Basic and diluted loss per common share	$(0.10)	$(0.09)

Amounts attributable to common stockholders:
Continuing operations	$(32,881)	$(30,818)
Discontinued operations	2,570	3,686
Net loss attributable to common stockholders	$(30,311)	$(27,132)

Comprehensive loss:
Net loss	$(30,483)	$(27,277)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swaps to earnings	—	369
Unrealized gain (loss) on interest rate swaps	—	712
Total other comprehensive income (loss)	—	1,081

Comprehensive loss	(30,483)	(26,196)
Comprehensive loss attributable to noncontrolling interests	172	143
Comprehensive loss attributable to common stockholders	$(30,311)	$(26,053)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity
For the three months ended March 31, 2011

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Net loss and comprehensive loss	—	—	—	—	—	(30,311)	—	(172)	(30,483)
Redemption of common stock	—	—	(234)	—	(1,066)	—	—	—	(1,066)
Distributions declared	—	—	—	—	—	(7,389)	—	(12)	(7,401)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	730	1	3,322	—	—	—	3,323
Costs of share issuance	—	—	—	—	(3)	—	—	—	(3)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at March 31, 2011	1	$—	295,772	$30	$2,632,976	$(1,509,768)	$—	$6,594	$1,129,832

For the three months ended March 31, 2010

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(27,132)	—	(145)	(27,277)
Reclassification of unrealized loss to earnings	—	—	—	—	—	—	368	1	369
Unrealized gain on interest rate swap	—	—	—	—	—	—	711	1	712
Total comprehensive loss									(26,196)

Redemption of common stock	—	—	(257)	—	(2,514)	—	—	—	(2,514)
Distributions declared	—	—	—	—	—	(23,830)	—	(2,128)	(25,958)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,197	—	11,371	—	—	—	11,371
Cost of share issuance	—	—	—	—	(4)	—	—	—	(4)

Balance at March 31, 2010	1	$—	293,434	$29	$2,621,814	$(1,241,095)	$(3,639)	$6,899	$1,384,008

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(30,483)	$(27,277)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on sale of discontinued operations	(639)	—
Gains on troubled debt restructuring	(3,358)	(15,941)
Loss on derivatives	—	12
Depreciation and amortization	60,858	62,702
Amortization of lease intangibles	466	384
Amortization of above/below market rent	(10,195)	(2,907)
Amortization of deferred financing and mark-to-market costs	1,236	2,127
Equity in earnings of investments	(306)	(476)
Distributions from investments	228	228
Change in accounts receivable	(8,917)	(2,444)
Change in prepaid expenses and other assets	(3,109)	(7,860)
Change in lease commissions	(3,404)	(3,403)
Change in other lease intangibles	(1,457)	(517)
Change in accounts payable	(759)	668
Change in accrued liabilities	(11,307)	(12,495)
Change in other liabilities	961	382
Change in payables to related parties	(181)	104
Cash used in operating activities	(10,366)	(6,713)

Cash flows from investing activities
Return of investments	193	218
Purchases of real estate	(1,035)	—
Investments in unconsolidated entities	(354)	—
Capital expenditures for real estate	(19,256)	(10,044)
Capital expenditures for real estate under development	—	(1,904)
Proceeds from notes receivable	10,355	64
Proceeds from sale of discontinued operations	30,611	—
Change in restricted cash	844	8,799
Cash provided by (used in) investing activities	21,358	(2,867)

Cash flows from financing activities
Financing costs	(7)	—
Payments on notes payable	(33,862)	(38,335)
Payments on capital lease obligations	(20)	(18)
Redemptions of common stock	(1,066)	(2,514)
Offering costs	(3)	(4)
Distributions to common stockholders	(4,063)	(12,434)
Distributions to noncontrolling interests	(12)	(2,127)
Change in payables to related parties	3	—
Cash used in financing activities	(39,030)	(55,432)

Net change in cash and cash equivalents	(28,038)	(65,012)
Cash and cash equivalents at beginning of period	139,139	179,583
Cash and cash equivalents at end of period	$111,101	$114,571

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily operate institutional quality real estate.  In particular, we have generally focused on acquiring what we believe are institutional quality office properties that have premier business addresses, mainly in metropolitan cities and select suburban markets in the United States, are of high quality construction, offer personalized amenities and are leased to highly creditworthy commercial tenants.  As of March 31, 2011, we owned interests in 63 properties located in 21 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

2.                                      Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended March 31, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010 and our results of operations and our cash flows for the periods ended March 31, 2011 and 2010.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

3.                                      Summary of Significant Accounting Policies

Described below are certain of our significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q.  Please see our Annual Report on Form 10-K for a complete listing of all of our significant accounting policies.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Real Estate

As of March 31, 2011 and December 31, 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of March 31, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,395,283	$519,893	$43,618	$(158,640)
Less: accumulated depreciation and amortization	(556,744)	(247,936)	(25,156)	73,592
Net	$2,838,539	$271,957	$18,462	$(85,048)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,430,506	$538,155	$54,013	$(170,912)
Less: accumulated depreciation and amortization	(526,197)	(245,210)	(33,724)	73,010
Net	$2,904,309	$292,945	$20,289	$(97,902)

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

Lease Intangibles
April - December 2011	29,987
2012	30,470
2013	23,180
2014	19,290
2015	13,227

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Straight-line rental revenue receivable	$89,418	$83,738
Tenant receivables	14,203	12,639
Non-tenant receivables	1,481	1,025
Allowance for doubtful accounts	(2,790)	(3,198)
Total	$102,312	$94,204

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $13.6 million and $14.9 million at March 31, 2011 and December 31, 2010, respectively.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accumulated amortization of deferred financing fees was approximately $17.6 million and $16.8 million as of March 31, 2011 and December 31, 2010, respectively.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2011 and 2010 was approximately $6.4 million and $3.8 million, respectively, and includes amounts recognized in discontinued operations.   As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2011 and 2010 was approximately $10.2 million and $2.9 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $3.8 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, which includes amounts recognized in discontinued operations.

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

As of March 31, 2011, we have deferred tax liabilities of approximately $3.0 million and deferred tax assets of approximately $0.3 million related to various state taxing jurisdictions.  At December 31, 2010, we had deferred tax liabilities of approximately $3.1 million and deferred tax assets of approximately $0.4 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the benefit (provision) for income taxes. For the three months ended March 31, 2011 and 2010 we recognized a provision for income taxes of approximately $0.2 million and $0.5 million, respectively, related to certain state and local income taxes.

4.                                      New Accounting Pronouncements

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present information separately about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We adopted the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.

In April 2011, the FASB issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements or disclosures.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.                                      Fair Value Measurements

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.6 billion in principal amount as of March 31, 2011 had a fair value of approximately $2.4 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on March 31, 2011.  Notes payable totaling approximately $2.7 billion in principal amount as of December 31, 2010 had a fair value of approximately $2.5 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2010.  The carrying value of our notes receivable at December 31, 2010 reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities at December 31, 2010.

Other financial instruments held at March 31, 2011 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, payables to related parties, accrued liabilities, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

6.                                      Real Estate Activities

Dispositions

On January 6, 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $1.0 million.  Prior to the transaction, the loan had an outstanding balance of approximately $5.6 million and a scheduled maturity date of October 2010.  Executive Park is located in Louisville, Kentucky, and contains approximately 109,000 rentable square feet.

On January 27, 2011, we sold our Westway One property, a building located in Houston, Texas, that consists of approximately 144,000 square feet, to an unaffiliated third party for a contract sales price of approximately $31.0 million.  Proceeds of approximately $30.6 million from the sale were used to pay down a portion of the outstanding balance on our credit facility.  As of December 31, 2010, our Westway One property was classified as held for sale.

On February 25, 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $1.1 million.  Prior to the transaction, the loan had an outstanding balance of approximately $17.0 million and a scheduled maturity date of November 2016.  Grandview II is located in Birmingham, Alabama, and contains approximately 149,000 rentable square feet.

Held for Sale

As of March 31, 2011, we believe our AMEC Paragon I & II property, located in Houston, Texas, meets the criteria for classification as held for sale.  As such, this property has been classified as held for sale on the March 31, 2011 balance sheet and the results of operations for this property are reflected as discontinued operations for all periods presented.  The AMEC Paragon I & II property is located in Houston, Texas, and consists of approximately 227,000 square feet.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in two office buildings and our non-controlling 60% interest in the Wanamaker Building.  During the three months ended March 31, 2011, we acquired an additional 3.081853% TIC interest in the Alamo Plaza property.

The following is a summary of our investments in unconsolidated entities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Property Name	Ownership Interest	Ownership Interest	March 31, 2011	December 31, 2010

Wanamaker Building	60.00%	60.00%	$47,905	$47,826
Alamo Plaza	37.01%	33.93%	12,778	11,568
St. Louis Place	35.71%	35.71%	9,515	9,602
Total			$70,198	$68,996

For the three months ended March 31, 2011, we recorded approximately $0.3 million of equity in earnings and approximately $0.4 million of distributions from our investments in unconsolidated entities.  For the three months ended March 31, 2010, we recorded approximately $0.5 million of equity in earnings and approximately $0.4 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the three months ended March 31, 2011 and 2010 from these investments represents our proportionate share of the combined earnings for the period of our ownership.

8.                                      Noncontrolling Interests

The following table is a summary of our noncontrolling interests (in thousands):

	March 31,	December 31,
	2011	2010
Noncontrolling interests in real estate properties	$5,364	$4,961
Limited partnership units	1,224	1,280
IPC (US), Inc. preferred shares	6	6
Total	$6,594	$6,247

9.                                      Notes Payable

Our notes payable was approximately $2.6 billion in principal amount at March 31, 2011, which consists of approximately $2.5 billion of loans secured by mortgages on our properties and $119.1 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of March 31, 2011, all of our debt is fixed rate debt, with the exception of the $119.1 million in revolving loans which bear interest at an annual variable rate, which was equal to approximately 3.01% as of March 31, 2011.  Our loan agreements generally require us to comply with certain reporting and financial covenants.

At March 31, 2011, the stated annual interest rates on our notes payable ranged from 5.02% to 7.78%, with an effective weighted average interest rate of approximately 5.62%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 300 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.96%.

We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding and in default.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  We have another non-recourse property loan of approximately $95.5 million, secured by our 200 South Wacker property that matured in February 2011 and remains outstanding and in default.  We are negotiating a joint venture arrangement with a third party for our 200 South Wacker property and have requested a 12-month maturity date extension from the lender in exchange for a partial paydown of the loan while we finalize our

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

joint venture arrangement for this property.  There is no assurance that the lender will agree to this extension, which could result in foreclosure or transfer of ownership of the property to the lender.

As of March 31 2011, we were in default on an additional non-recourse property loan with an outstanding balance of approximately $61.2 million secured by our 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties (the “Western Office Portfolio”).  We are in discussions with the lender on this loan to extend or restructure the debt, purchase or pay off the debt at a discount or transfer ownership of the properties to the lender.  There is no assurance that we will be able to extend, restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the properties to the lender.  As of March 31, 2011, our 1300 Main property is under receivership and is held as security for non-recourse debt of approximately $34.6 million, which is also in default and may result in foreclosure or transfer of ownership of the property to the lender.  At March 31, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  In addition, we believe other non-recourse loans totaling approximately $211.1 million, some of which may have imminent defaults or events of default and are secured by five of our properties, need to be modified during 2011 in order to justify further investment.

At March 31, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from April 2011 to May 2017.  The notes payable with an April 2011 maturity date relates to a non-recourse property loan of approximately $26.0 million, secured by our El Camino Real property.  We have requested forbearance for 180 days from the lender while new financing is secured.  There is no assurance that the lender will agree to this forbearance, which could result in foreclosure or transfer of ownership of the property to the lender.  During the remainder of 2011, we have approximately $539.2 million, or 20% of our March 31, 2011 outstanding debt maturing, and we have no debt maturing in 2012.  This amount excludes approximately $95.8 million for the non-recourse loans secured by our 1300 Main property and the Western Office Portfolio which are in default and have a maturity date after 2012,  but for which we have received notification from lenders demanding immediate payment.

The following table summarizes our notes payable as of March 31, 2011 (in thousands):

Principal payments due in:
April - December 2011	$702,101
2012	23,520
2013	70,499
2014	90,677
2015	609,916
Thereafter	1,154,857
unamortized discount	(2,123)
Total	$2,649,447

The table above reflects each of the loans secured by our 1300 Main property and the Western Office Portfolio using their original maturity dates.  If each of these loans were shown as payable as of April 1, 2011, the principal payments in 2011 would increase by approximately $93.8 million, while principal payments in 2012, 2013, 2014 and 2015 would decrease by approximately $1.6 million, $1.7 million, $33.1 million and $57.4 million, respectively. The table above also excludes approximately $16.3 million of debt secured by our AMEC Paragon I & II property which has a maturity date of April 2016 and is classified as obligations associated with real estate held for sale at March 31, 2011.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for secured borrowings up to $125.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.

The Collateral Pool Properties consists of our One BriarLake Plaza and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2011, the Collateral Pool Properties has a value, as defined in the Credit Agreement, of approximately $261.2 million.  As of March 31, 2011, there was approximately $119.1 million outstanding under the revolving loans, and we have approximately $5.6 million in available borrowings.  Our revolving loans bear interest at a rate of LIBOR plus 2.75% per annum, which as of March 31, 2011 is approximately 3.01% per annum.  The credit facility matures on December 11, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.4 million, of which approximately $9.4 million was recognized in the three months ended March 31, 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner for a cash payment of approximately $1.0 million.

In February 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income from discontinued operations.

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million which is included in income from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.1 million which is included in income from discontinued operations.

On both a basic and diluted income per share basis, the $3.1 million gain for the three months ended March 31, 2011 was approximately $0.01 per common share.  On both a basic and diluted income per share basis, the $15.9 million gain for the three months ended March 31, 2010 was approximately $0.05 per common share.  These totals include gains recorded in both continued operations and discontinued operations.

10.                               Stockholders’ Equity

Capitalization

As of March 31, 2011, we had 295,772,077 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 30,231,607 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 11,355,160 shares repurchased.  As of March 31, 2011, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share.  At March 31, 2011, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the quarter ended March 31, 2011, we received a total of 391 exceptional redemption requests for an aggregate of 1,152,652 shares of common stock, and we fulfilled a pro rata portion of all of the exceptional  redemption requests submitted.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the quarter ended March 31, 2011 were approximately $1.1 million for redemption of

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

234,323 shares and were funded from cash on hand.  Cash amounts paid to stockholders for redemption requests during the quarter ended March 31, 2010 were approximately $2.5 million for redemption of 256,837 shares and were funded from cash on hand. Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of March 31, 2011, we had outstanding to the independent members of the board of directors options to purchase 89,500 shares of our common stock at a weighted average exercise price of $8.45 per share.  These options have a maximum term of ten years, except for the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan. Those options are exercisable and expire as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the three months ended March 31, 2011 and 2010.

Distributions

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our distribution reinvestment Plan (“DRP”), stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the three month periods ended March 31, 2011 and 2010, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were less than $0.1 million.  Distributions declared and payable as of March 31, 2011 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the three months ended March 31, 2011 and 2010 (in thousands):

1st Quarter	Total	Cash	DRP
2011	$7,401	$4,081	$3,320
2010	$23,866	$12,598	$11,268

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.                               Related Party Arrangements

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt when acquired, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned less than $0.1 million in acquisition and advisory fees or reimbursement of expenses in the three months ended March 31, 2011, and no acquisition and advisory fees or reimbursement of expenses were earned in the three months ended March 31, 2010.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  Behringer Advisors earned less than $0.1 million of debt financing fees for the three months ended March 31, 2011 and no debt financing fees for the three months ended March 31, 2010.

HPT Management Services, LLC (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $3.7 million and $4.2 million in the three month periods ended March 31, 2011 and 2010, respectively, for the services provided by HPT Management in connection with our properties.  Property management fees associated with our sold and held for sale properties are classified in discontinued operations.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For both of the three month periods ended March 31, 2011 and 2010, we incurred and expensed approximately $5.0 million of asset management fees.  Asset management fees associated with our sold and held for sale properties are classified in discontinued operations.  Asset management fees of approximately $1.8 million were waived for the three months ended March 31, 2011.  Asset management fees of approximately $2.3 million were waived for the three months ended March 31, 2010.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.  For the three months ended March 31, 2011, we incurred and expensed approximately $7.5 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $7.7 million for the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, we had payables to related parties of approximately $2.0 million and $2.2 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever. Based on sales of properties through March 31, 2011, if all the conditions above were met, Behringer Advisors would be paid approximately $1.7 million in disposition fees.

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

12.                               Commitments and Contingencies

As of March 31, 2011, we had commitments of approximately $40.3 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  Based on sales of properties through March 31, 2011, if all conditions were met, Behringer Advisors would be paid approximately $1.7 million in disposition fees.  For a description of the conditions for payment, see Footnote 11 above.

13.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2011 and 2010: (in thousands):

	March 31, 2011	March 31, 2010
Interest paid, net of amounts capitalized	$31,699	$38,206
Income taxes paid	$461	$594

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$5,135	$7,781
Transfer of real estate and lease intangibles through cancellation of debt	$21,346	$19,055

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,323	$11,371
Mortgage notes assumed	$962	$—
Accrual for distributions declared	$2,468	$7,964
Cancellation of debt through transfer of real estate	$22,260	$26,323

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.          Discontinued Operations and Real Estate Held for Sale

During the three months ended March 31, 2011, we sold one property and transferred ownership of two properties to their respective lenders pursuant to a deed-in-lieu of foreclosure and a foreclosure.  During 2010, we sold five properties and transferred ownership of two properties to their respective lenders pursuant to deeds-in-lieu of foreclosure.  At March 31, 2011, our AMEC Paragon I & II property was classified as held for sale.  The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010

Rental revenue	$1,437	$11,050

Expenses
Property operating expenses	296	3,614
Interest expense	562	3,374
Real estate taxes	183	1,676
Property and asset management fees	109	727
Depreciation and amortization	481	4,456
Total expenses	1,631	13,847

Provision for income taxes	—	(13)
Gain on troubled debt restructuring	2,128	6,508
Interest income/(other expense)	1	(2)
Income from discontinued operations	$1,935	$3,696

The major classes of assets and liabilities of real estate held for sale as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$2,550	$3,400
Buildings, net	18,755	24,267
Accounts receivable, net	502	502
Lease intangibles, net	1,438	2,556
Assets associated with real estate held for sale	$23,245	$30,725

Notes payable	$16,300	$—
Acquired below-market leases, net	848	—
Accrued liabilities	283	—
Obligations associated with real estate held for sale	$17,431	$—

*****

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 8, 2011, and the factors described below:

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

•                                          the availability of cash flow from operating activities or other sources to fund distributions and capital expenditures;

•                                          our level of debt, existing defaults on certain debt, and the terms and limitations imposed on us by our debt agreements;

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, if any, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, tenant-in-common (“TIC”) interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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

At March 31, 2011 we owned interests in 62 operating properties with approximately 23.1 million rentable square feet, including our AMEC Paragon I & II property which was classified as held for sale at March 31, 2011.  We also had one non-operating property, with approximately 305,000 rentable square feet, the initial development of which was completed in November 2009 but is currently unleased.

Adverse economic conditions and changes in the credit markets continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of:  (1) a decline in occupancy since late 2008; (2) a decrease in rental rates for new leases from the terms of in-place leases; (3) tenant concessions; and (4) tenant defaults.  As a result of the deterioration of our rental revenue, we are focusing on conserving cash, strategically selling certain assets, and identifying other property and company level capital sources.

Cash Conservation.  At March 31, 2011, we had cash and restricted cash of approximately $209.5 million, much of which we anticipate using for leasing costs, to restructure or refinance our debt, or for other strategic opportunities.  Given the approximate $40.3 million of commitments we have for future tenant improvements and leasing commissions as of March 31, 2011 and the real estate taxes and insurance premiums typically due during the first and fourth quarters each year, we expect our cash and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to protest our real estate taxes on an annual basis, and structured leases to conserve capital. We have also benefited from a waiver of asset management fees owed to Behringer Advisors.

Strategic Asset Sales.  We believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when a property has limited or no equity with a near-term debt maturity, when a property has equity but the projected returns do not justify further investment or when we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  See “—Liquidity and Capital Resources — General” for a more detailed discussion of our strategic asset sales.

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property-level and company-level capital during the remainder of 2011.  For example, we are negotiating a joint venture arrangement with a third party for our 200 South Wacker property, and we have engaged an investment banking firm to explore other liquidity sources which may include both property- and company-level capital during 2011.

As a result of cash conservation, strategic asset sales and sourcing property and company level capital, we believe we will have the resources available to actively lease space in our portfolio in order to increase occupancy, refinance near-term debt maturities, restructure certain debt, and pursue other strategic opportunities.  There is, however, no assurance that we will able to realize any capital from these strategic asset sales and property and company level capital initiatives.

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

During the three months ended March 31, 2011, we had approximately 1.2 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 1.0 million square feet with an average net rent that was approximately $1.10 per square foot, or 8%, lower than expiring rent.  Renewals were approximately 885,000 square feet with leasing costs of approximately $21.76 per square foot with an average term of approximately 6.5 years.  Expansions were approximately 62,000 square feet with leasing costs of approximately $10.83 per square foot with an average term of approximately 4.5 years. New leases totaled approximately 92,000 square feet with leasing costs of approximately $17.24 per square foot with an average term of approximately 4.5 years.  During the three months ended March 31, 2011, we renewed 72% of expiring leases and 73% of expiring square feet.

During the three months ended March 31, 2010, we had approximately 1.2 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 1.1 million square feet with an average net rent that was approximately $0.65 per square foot, or 4%, lower than expiring rent.

The weighted average leasing cost for the three months ended March 31, 2011 was approximately $20.71 per square foot as compared to approximately $14.99 per square foot for the three months ended March 31, 2010.  The average lease term for renewals, expansions and new leases executed in the three months ended March 31, 2011 was approximately 6.2 years as compared to approximately 4.9 years for the three months ended March 31, 2010.

Our portfolio occupancy was 84% at March 31, 2011 as compared to 86% at March 31, 2010.  We have approximately 2.0 million square feet of scheduled lease expirations in the remainder of 2011.  Given the amount of scheduled lease expirations, we expect occupancy levels and property net operating income to decline on a comparative and absolute basis in the near future.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred in connection with their acquisition or which were in place upon acquisition.  In general, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have generally increased since the initial acquisition of our properties.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although positive for new property acquisitions, the overall impact will likely be negative for us because we believe many of our properties may be viewed as less valuable today than at acquisition, thus requiring us to use more cash on hand to refinance or borrow new monies.

As of March 31, 2011, we have approximately $122.8 million of debt that has matured and remains outstanding.  We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding and in default.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  We have another non-recourse property loan of approximately $95.5 million, secured by our 200 South Wacker property that matured in February 2011 and remains outstanding and in default.  We are negotiating a joint venture arrangement with a third party for our 200 South Wacker property and have requested a 12-month maturity date extension from the lender in exchange for a partial paydown of the loan while we finalize our joint venture arrangement for this property.  There is no assurance that the lender will agree to this extension, which could result in foreclosure or transfer of ownership of the property to the lender.  We have a non-recourse property loan of approximately $26.0 million, secured by our El Camino Real property with an April 2011 maturity date. We have requested forbearance for 180 days from the lender while new financing is secured.  There is no assurance that the lender will agree to this forbearance, which could result in foreclosure or transfer of ownership of the property to the lender.  We have approximately $539.2 million of additional debt that matures in 2011 primarily in the third and fourth quarters.  Approximately $413.6 million of the remaining balance relates to property level non-recourse debt collateralized by two of our other Chicago properties.  We have engaged a mortgage broker to facilitate the refinancing of these properties, and we anticipate using cash on hand to pay down a portion of this outstanding debt.  In January 2011, we sold Westway One and approximately $30.6 million of the proceeds was used to pay down our credit facility that matures in December 2011.  As of March 31, 2011, we have $119.1 million drawn under our credit facility.  During 2011, we expect to repay the remainder of the credit facility with proceeds received from property-level financing.

The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where our advisor believes the value of a property is not likely to recover, our advisor and board of directors have decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  See “Liquidity and Capital Resources — Notes Payable.”  We are in active negotiations with certain lenders to refinance or restructure debt in a manner that achieves what we believe is the best outcome for the Company and its stockholders and expect that some loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by negotiating agreements conveying the properties to the lender.

Other Strategic Opportunities.  Although our primary purposes for conserving cash, strategically selling certain assets and identifying other property- and company-level capital sources are to have the necessary capital resources available for leasing space in our portfolio and refinancing and restructuring our debt, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive for our stockholders.

If we are successful with our efforts to lease our portfolio, refinance or restructure our debt, and pursue strategic opportunities, we believe we can achieve three important objectives for our stockholders:  (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Currently, our management is reviewing alternatives to create liquidity for our stockholders, including larger strategic dispositions of properties or portfolios of properties, entrance into the public markets through a listing of our common stock on a national securities exchange or through a merger transaction with a listed company, and/or a merger with a non-listed company.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets by the end of 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

Results of Operations

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended March 31, 2011 was approximately $131.2 million as compared to approximately $129.8 million for the three months ended March 31, 2010 and was generated by our consolidated real estate properties.  The $1.4 million increase was primarily attributable to an increase in above- and below-market lease adjustments of approximately $7.4 million, primarily attributable to early lease terminations, an increase in straight-line rent adjustments of approximately $2.8 million and an increase in lease termination fee income of approximately $2.5 million, partially offset by decreases in tenant rental income of approximately $11.3 million, primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2011 were approximately $37.8 million as compared to approximately $39.6 million for the three months ended March 31, 2010 and were comprised of property operating expenses from our consolidated real estate properties. The $1.8 million decrease was primarily attributable to a decrease in bad debt expense of approximately $1.2 million and various other decreases totaling approximately $0.6 million.

Interest Expense.  Interest expense for the three months ended March 31, 2011 was approximately $40.2 million as compared to approximately $41.1 million for the three months ended March 31, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $0.9 million decrease from prior year was primarily a result of a decrease in amortization of deferred financing fees of approximately $0.7 million and a decrease of approximately $1.0 million in interest incurred due to a lower interest rate on our credit facility and overall decreased borrowings, offset by a decrease in interest capitalized of approximately $0.8 million.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2011 were approximately $15.7 million as compared to approximately $19.8 million for the three months ended March 31, 2010 and were comprised of real estate taxes from our consolidated real estate properties.  The $4.1 million decrease was primarily due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the three months ended March 31, 2011 were approximately $3.7 million as compared to approximately $3.9 million for the three months ended March 31, 2010 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended March 31, 2011 were approximately $4.9 million as compared to approximately $4.6 million for the three months ended March 31, 2010 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $0.3 million increase from the prior year was primarily attributable to an increase in the number of properties in discontinued operations in the first quarter of 2010 as compared to the same period in 2011.  Our advisor waived approximately $1.8 million in asset management fees in the three months ended March 31, 2011 as compared to approximately $2.3 million waived in the three months ended March 31, 2010.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2011 were approximately $2.8 million as compared to approximately $3.3 million for the three months ended March 31, 2010 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $0.5 million decrease is primarily related to reduced professional services such as, audit, tax and legal services and reduced financial printing expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2011 was approximately $60.4 million as compared to approximately $58.2 million for the three months ended March 31, 2010 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $2.2 million increase primarily resulted from increased amortization of lease intangibles due to early lease terminations.

Interest Income. Interest income for the three months ended March 31, 2011 was approximately $0.1 million as compared to approximately $0.4 million for the three months ended March 31, 2010 and was comprised of interest income associated with funds on deposit at banks.  The $0.3 million decrease from the prior year was primarily due to lower cash and notes receivable balances.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the three months ended March 31, 2011 was approximately $1.0 million as compared to approximately $9.4 million for the three months ended March 31, 2010.  Each of these gains are related to the settlement of debt of our loan associated with the 1650 Arch property which occurred in February 2010.  A portion of this gain was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch property held by our partner.

Provision for Income Taxes.  We had a provision for income taxes of approximately $0.2 million in the three months ended March 31, 2011 as compared to approximately $0.5 million in the three months ended March 31, 2010.  The $0.3 million change was primarily related to a reduction in deferred tax assets related to the expiration of net operating loss carryforwards in the three months ended March 31, 2010.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended March 31, 2011 was approximately $0.3 million as compared to approximately $0.5 million for three months ended March 31, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $0.2 million decrease from prior year primarily resulted from reduced net income at the Wanamaker Building.

Net Loss attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest was approximately $0.2 million for both the three month periods ended March 31, 2011 and 2010 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.

Discontinued Operations

Income from Discontinued Operations.  Income from discontinued operations for the three months ended March 31, 2011 was approximately $1.9 million as compared to income of approximately $3.7 million for the three months ended March 31, 2010.  In the three months ended March 31, 2011, we disposed of three properties and one property is held for sale as of March 31, 2011, and we disposed of seven properties in 2010.  Our results of operations for each of these properties are classified as discontinued operations in all periods presented.  The $1.8 million decrease is primarily due to approximately $4.4 million in lower gains on troubled debt restructuring in 2011 as compared to the same period in 2010, partially offset by decreased property losses in the three months ended March 31, 2011 as compared to the same period in 2010.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations for the three months ended March 31, 2011 was approximately $0.6 million and primarily relates to the sale of Westway One.  We had no gain on sale of discontinued operations for the three months ended March 31, 2010.

Cash Flow Analysis

Three months ended March 31, 2011 as compared to three months ended March 31, 2010

Cash flows used in operating activities totalled approximately $10.4 million for the three months ended March 31, 2011 compared to approximately $6.7 million for the three months ended March 31, 2010.  The $3.7 million increase in cash flows used in operating activities is primarily attributable to lower property operating income, net of non-cash adjustments, of approximately $6.9 million, partially offset by lower interest expense, net of non-cash adjustments, of approximately $2.9 million.

Cash flows provided by investing activities for the three months ended March 31, 2011 were approximately $21.4 million and were primarily comprised of proceeds from the sale of discontinued operations of approximately $30.6 million and proceeds from notes receivable of approximately $10.4 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $19.3 million and purchases of real estate and investments in unconsolidated entities of approximately $1.4 million.  During the three months ended March 31, 2010, cash flows used in investing activities were approximately $2.9 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $10.0 million and capital expenditures for real estate development of approximately $1.9 million, partially offset by approximately $8.8 million in the change in restricted cash.

Cash flows used in financing activities for the three months ended March 31, 2011 were approximately $39.0 million and were comprised primarily of payments on notes payable of approximately $33.9 million, distributions to our stockholders of approximately $4.1 million and redemptions of common stock of approximately $1.1 million.  During the three months ended March 31, 2010, cash flows used in financing activities were approximately $55.4 million and were comprised primarily of payments on notes payable of approximately $38.3 million, distributions to our stockholders of approximately $12.4 million, redemptions of common stock of approximately $2.5 million and distributions to noncontrolling interests of approximately $2.1 million.

For a detailed discussion of our liquidity strategy and how we funded distributions, see “Liquidity and Capital Resources” below.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that the use of FFO, together with the required GAAP presentations, is helpful to our stockholders and our management in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing and operating expenses.

Since FFO was promulgated, several new accounting pronouncements have been issued, such that management, industry investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use MFFO, as defined by the Investment Program Association (“IPA”).  MFFO excludes from FFO the following items:

(1)                acquisition fees and expenses;

(2)                straight line rent amounts, both income and expense;

(3)                amortization of above- or below-market intangible lease assets and liabilities;

(4)                amortization of discounts and premiums on debt investments;

(5)                impairment charges on real estate related assets (including properties, loans receivable, and equity and debt investments);

(6)                gains or losses from the early extinguishment of debt;

(7)                gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)                gains or losses related to fair value adjustments for interest rate swaps and other derivatives not qualifying for hedge accounting, foreign exchange holdings and other securities;

(9)                gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)                gains or losses related to contingent purchase price adjustments; and

(11)                adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other items outlined above.  Accordingly, we believe that MFFO can be a useful metric to assist management, stockholders and analysts in assessing the sustainability of operating performance.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                  Acquisition fees and expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our advisor or third parties.

•                  Adjustments for straight line rents and amortization of discounts and premiums on debt investments.  In the application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

•                  Adjustments for amortization of above- or below-market intangible lease assets.  Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of our real estate assets.

•                  Impairment charges and gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting.  Each of these items relates to a fair value adjustment, which, in part, is based on the impact of current market fluctuations and underlying assessments of general market conditions, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

•                  Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price.  Similar to extraordinary items excluded from FFO, these adjustments are not related to our continuing operations.  By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing MFFO, we believe we are presenting useful information that assists stockholders in better aligning their analysis with management’s analysis of long-term core operating activities.  Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities.

MFFO also provides useful information in analyzing comparability between reporting periods that also assists stockholders and analysts to better assess the sustainability of our operating performance.  MFFO is primarily affected by the same factors as FFO, but without non-operating changes, particularly valuation changes; therefore, we believe fluctuations in MFFO are more indicative of changes and potential changes in operating activities.  MFFO is also more comparable in evaluating our performance over time.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that do not have a similar level of involvement in acquisition activities or are not similarly affected by impairments and other non-operating charges.

FFO or MFFO should not be considered as an alternative to net income (loss), or as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.  Both FFO and MFFO are non-GAAP measurements and should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT or IPA definitions or that interpret the definitions differently.

The following section presents our calculations of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(30,483)	$(27,277)
Net loss attributable to noncontrolling interests	172	145

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	60,858	62,702
Real estate depreciation and amortization from unconsolidated properties	1,720	1,689
Gain on sale of depreciable real estate	(639)	—
Noncontrolling interests share of above adjustments	(313)	(330)
FFO attributable to common stockholders	$31,315	$36,929

Impairment charges	—	—
Fair value adjustments to derivatives	—	12
Acqusition-related costs	35	—
Straight-line rent adjustment	(6,498)	(4,093)
Amortization of above- and below-market rents, net	(10,372)	(3,021)
Gain on troubled debt restructuring	(3,136)	(15,898)
Loss on extingiushment of hedge	—	—
Noncontrolling interests share of above adjustments	29	34

MFFO attributable to common stockholders	$11,373	$13,963

Weighted average common shares - basic and diluted (2)	295,643	293,179

Net loss per common share - basic and diluted	$(0.10)	$(0.09)
FFO per common share - basic and diluted	$0.11	$0.13
MFFO per common share - basic and diluted	$0.04	$0.05

(1)          Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)          We have no dilutive securities.

Effective January 1, 2011, we have modified our definition of MFFO to be consistent with the definition established by the IPA.  All periods presented have been modified to reflect this change.  Prior to this modification, our primary adjustments to FFO included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be for operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, refinancing or restructuring our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, asset management fees and payment of distributions.  Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the uncertainty in the economy and the changes to the financial markets, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any outside source of cash will be challenging and is planning accordingly.

Current Liqudity

As of March 31, 2011, we had cash and cash equivalents of $111.1 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents, and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our assessment, we anticipate our short-term liquidity requirements to be approximately $533.3 million over the next twelve months, of which we expect approximately $438.5 million to be provided by revenue from our properties.  In addition, debt that is secured by eleven of our properties, totalling approximately $688.0 million at March 31, 2011, has already matured or matures over the next twelve months.  We will also need to generate additional funds for long-term liquidity requirements.

Liquidity Strategies

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

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  In January 2011 and February 2011, pursuant to a deed-in-lieu of foreclosure and a foreclosure, we transferred ownership of our Executive Park and Grandview II properties, respectively, to the lenders associated with each property.  In January 2011, we sold Westway One, located in Houston, Texas, and as of March 31, 2011, our AMEC Paragon I & II property, located in Houston, Texas, is classified as held for sale.  We intend to sell at least five other properties during 2011, but in the current economic environment, it is difficult to predict whether these sales will be completed.

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

We continually evaluate our debt maturities.  Part of our overall strategy includes actively addressing our debt maturities in 2011 and considering alternative courses of action if the capital markets are volatile.  Based on our current assessment, we believe there will be refinancing alternatives available, but these alternatives may materially impact our expected financial results and liquidity due to higher interest rates and additional equity requirements.  However, if refinancing alternatives are not available and we have insufficient liquidity to repay the maturing debt, the related lenders could foreclose on certain of our properties.

We are also exploring opportunities to raise both property-level and company-level capital during 2011.  For example, we are negotiating a joint venture arrangement with a third party for our 200 South Wacker property, and we have engaged an investment banking firm to explore other liquidity sources which may include both property- and company-level capital during 2011.  There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.6 billion in principal amount at March 31, 2011, which consists of approximately $2.5 billion of loans secured by mortgages on our properties and $119.1 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of March 31, 2011, all of our debt is fixed rate debt, with the exception of the $119.1 million in revolving loans which bear interest at an annual variable rate, which was equal to approximately 3.01% as of March 31, 2011.  Our loan agreements generally require us to comply with certain reporting and financial covenants.

At March 31, 2011, the stated annual interest rates on our notes payable ranged from 5.02% to 7.78%, with an effective weighted average interest rate of approximately 5.62%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 300 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.96%.

We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding and in default.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  We have another non-recourse property loan of approximately $95.5 million, secured by our 200 South Wacker property that matured in February 2011 and remains outstanding and in default.  We are negotiating a joint venture arrangement with a third party for our 200 South Wacker property and have requested a 12-month maturity date extension from the lender in exchange for a partial paydown of the loan while we finalize our joint venture arrangement for this property.  There is no assurance that the lender will agree to this extension, which could result in foreclosure or transfer of ownership of the property to the lender.

As of March 31 2011, we were in default on an additional non-recourse property loan with an outstanding balance of approximately $61.2 million secured by our 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties (the “Western Office Portfolio”).  We are in discussions with the lender on this loan to extend or restructure the debt, purchase or pay off the debt at a discount or transfer ownership of the properties to the lender.  There is no assurance that we will be able to extend, restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the properties to the lender.  As of March 31, 2011, our 1300 Main property is under receivership and is held as security for non-recourse debt of approximately $34.6 million, which is also in default and may result in foreclosure or transfer of ownership of the property to the lender.  At March 31, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  In addition, we believe other non-recourse loans totaling approximately $211.1 million, some of which may have imminent defaults or events of default and are secured by five of our properties, need to be modified during 2011 in order to justify further investment.

At March 31, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from April 2011 to May 2017.  The notes payable with an April 2011 maturity date relates to a non-recourse property loan of approximately $26.0 million, secured by our El Camino Real property.  We have requested forbearance for 180 days from the lender while new financing is secured.  There is no assurance that the lender will agree to this forbearance, which could result in foreclosure or transfer of ownership of the property to the lender.  During the remainder of 2011, we have approximately $539.2 million, or 20% of our March 31, 2011 outstanding debt maturing, and we have no debt maturing in 2012.  This amount excludes approximately $95.8 million for the non-recourse loans secured by our 1300 Main property and the Western Office Portfolio which are in default and have a maturity date after 2012, but for which we have received notification from lenders demanding immediate payment.

Credit Facility

Through our operating partnership, Behringer OP, we have a secured credit agreement (the “Credit Agreement”) providing for secured borrowings up to $125.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property (the “Collateral Pool Properties”) as security for the credit facility.

The Collateral Pool Properties consists of our One BriarLake Plaza and Three Eldridge Place properties in Houston, Texas; our 5 & 15 Wayside property in Burlington, Massachusetts; our 5104 Eisenhower Boulevard property in Tampa, Florida; and our Centreport Office Center property in Ft. Worth, Texas.  The Collateral Pool Properties must maintain a borrowing base value of $200.0 million, and must include at least four separate properties.

As of March 31, 2011, the Collateral Pool Properties has a value, as defined in the Credit Agreement, of approximately $261.2 million.  As of March 31, 2011, there was approximately $119.1 million outstanding under the revolving loans, and we have approximately $5.6 million in available borrowings.  Our revolving loans bear interest at a rate of LIBOR plus 2.75% per annum, which as of March 31, 2011 is approximately 3.01% per annum.  The credit facility matures on December 11, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.4 million, of which approximately $9.4 million was recognized in the three months ended March 31, 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner for a cash payment of approximately $1.0 million.

In February 2010, pursuant to a deed in lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income from discontinued operations.

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million which is included in income from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.1 million which is included in income from discontinued operations.

On both a basic and diluted income per share basis, the $3.1 million gain for the three months ended March 31, 2011 was approximately $0.01 per common share.  On both a basic and diluted income per share basis, the $15.9 million gain for the three months ended March 31, 2010 was approximately $0.05 per common share.  These totals include gains recorded in both continued operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the quarter ended March 31, 2011, we received a total of 391 exceptional redemption requests for an aggregate of 1,152,652 shares of common stock, and we fulfilled a pro rata portion of all of the exceptional redemption requests submitted.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the quarter ended March 31, 2011 were approximately $1.1 million for redemption of 234,323 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is a high level of unemployment, which is widely recognized as the key factor in vacancy levels.  Lower occupancy levels nationally and in our portfolio have the effect of reducing net operating income available to pay expenses and distributions.  Furthermore, in a lower occupancy environment, competitive rental concessions are offered by most office landlords to keep assets leased or attract new tenants, along with increased capital expenditures in the form of tenant improvements and leasing commissions necessary to rebuild occupancy.  This further contributes to the need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving equity and capital. Reductions in our property net operating income have impacted our ability to maintain the level of distributions that were paid to our stockholders. Effective since May 2010 the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

The total distributions paid to common stockholders for the three months ended March 31, 2011 and 2010 were approximately $7.4 million and $23.8 million, respectively.  Of the distributions paid to common stockholders for the three months ended March 31, 2011 and 2010, approximately $3.3 million and $11.4 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $4.1 million and $12.4 million to fund the distributions for these periods.  For both the three months ended March 31, 2011 and 2010, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were less than $0.1 million.  For the three months ended March 31, 2011 and 2010, cash used in operating activities was approximately $10.4 million and $6.7 million, respectively.  For the three months ended March 31, 2011 and 2010, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $14.5 million and $19.1 million, respectively.

The following are the distributions paid and declared to our common stockholders during the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
First Quarter
2011	$4,063	$3,323	$7,386	$7,389	$0.025
2010	$12,434	$11,371	$23,805	$23,830	$0.081

(1)          Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first quarter 2010 of $0.0271 and a declared monthly distribution rate for first quarter 2011 of $0.0083.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio.  As a result, future distributions paid and declared could exceed cash provided by operating activities even though our board of directors lowered our distribution rate in May 2010.  Although we anticipate cash provided by operating activities will be sufficient to fully fund the payment of distributions at the current rate during most quarters, the first quarter of each year typically requires us to use more cash to pay accrued real estate taxes.  We can provide no assurances that the level of our distributions is sustainable, and we may pay some or all of our distributions from other sources.  For example, from time to time, our advisor and its affiliates may agree to continue to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general and administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.

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

Of our approximately $2.6 billion in notes payable at March 31, 2011, approximately $119.1 million represented debt bearing interest at variable rates.  A 100 basis point increase or decrease in interest rates would result in a net increase or decrease in total annual interest expense of approximately $1.2 million.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March  31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.         Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  At March 31, 2011, our notes payable had maturity dates that ranged from November 2010 to May 2017.  Approximately $122.8 million, or approximately 5%, of our March 31, 2011 outstanding debt has already matured and remains outstanding and in default at March 31, 2011.  During the remainder of 2011, we have approximately $565.2 million, or 21% of our March 31, 2011 outstanding debt maturing, and we have no debt maturing in 2012.  Due to (1) reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value ratios, we may face significant challenges refinancing our current debt on acceptable terms.

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

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities, but because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have historically been required to pay in distributions has been less than cash flow from operating activities.  However, cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties.  For example, during the quarter ended March 31, 2011, our properties required approximately $19.3 million for capital expenditures (excluding real estate under development) and the net cash required to fund distributions to our common stockholders was approximately $4.1 million, but because we typically use more cash during the first quarter of each year to pay accrued real estate taxes, we had no cash provided by operating activities during the first quarter of 2011.  As a result, all of the net cash required for distributions and capital expenditures was funded from cash on hand.

If the level of participation in our DRP decreases, the net cash required to fund distributions may exceed cash flow from operating activities before funding any of the capital requirements of our properties.  Further, if cash flow from operating activities continues to be insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties, a portion of distributions will continue to be funded with cash on hand or from other sources, and the level of our distributions may not be sustainable.  For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates have agreed, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general and administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  To the extent distributions exceed net cash or cash flow generated by operating or financing activities, the level of distributions may not be sustainable and our board of directors could further reduce or eliminate distributions.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia represent approximately 46% of the net operating income, which represents property revenue less property related expenses, generated by our properties owned as of March 31, 2011.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

Co-venture partners, co-tenants or other partners in co-ownership arrangements that we may enter into could take actions that decrease the value of an investment to us and lower your overall return.

As of March 31, 2011, we had two joint ventures with third parties and two of our properties were owned in a TIC structure, and we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements with other third parties or Behringer Harvard-sponsored programs.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  In certain instances, we will not be, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity in such joint venture investments.  Consequently, these investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•                                          the possibility that our partner in an investment might become bankrupt, which would mean that we and any other remaining venture partners would generally remain liable for the joint venture’s liabilities;

•                                          the possibility that the investment requires additional capital that we or our partner do not have, which lack of capital could affect the performance of the investment or dilute our interest if the partner were to contribute our share of the capital;

•                                          the possibility that a partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•                                          that such partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•                                          the possibility that we may incur liabilities as the result of the action taken by our partner;

•                                          that our partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or

•                                          that our partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share of the investment, at a time and price that may not be consistent with our investment objectives.

Any of the above might reduce our returns on joint venture investments.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the quarter ended March 31, 2011, we received a total of 391 exceptional redemption requests for an aggregate of 1,152,652 shares of common stock, and we fulfilled a pro rata portion of all of the exceptional redemption requests submitted.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the quarter ended March 31, 2011 were approximately $1.1 million for redemption of 234,323 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended March 31, 2011 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	as Part of Publicly	That May Yet be
	Shares Redeemed	Price Paid per Share	Announced Plans or Programs	Purchased Under the Plans or Programs
January 2011	—	$—	—	(1)
February 2011	234,323	$4.55	234,323	(1)
March 2011	—	$—	—	(1)

(1)        A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.            Defaults upon Senior Securities.

None.

Item 4.            (Removed and Reserved).

Item 5.            Other Information.

Declaration of Distributions

On May 5, 2011, our board of directors authorized distributions payable to stockholders of record on May 31, 2011.  Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On May 5, 2011, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the second quarter of 2011.  In doing so, our advisor waived our obligation to pay approximately $1.7 million in additional asset management fees that would otherwise become due and payable during the second quarter of 2011 (based on assets held as of April 1, 2011).

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

BEHRINGER HARVARD REIT I, INC.

Dated: May 9, 2011	By:	/s/ James E. Sharp
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

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Second Amendment to Credit Agreement, dated January 5, 2011, by and among Behringer Harvard Operating Partnership I LP, as borrower, Behringer Harvard REIT I, Inc. and the subsidiary guarantors which are signatories to the agreement, as guarantors, and Keybank National Association, as lender, the other lenders which are parties to the agreement and Keybank National Association, as administrative agent (previously filed and incorporated by reference to Form 8-K filed on January 6, 2011)

10.2

Letter Agreement, dated March 3, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-K filed on March 8, 2011)

10.3	Letter Agreement, dated May 5, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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