Form 10-Q
period 2011-06-30
BEHRINGER HARVARD REIT I INC
filed 2011-08-08
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, Behringer Harvard REIT I, Inc. had 296,511,804 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2011

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements

Behringer Harvard REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Real estate
Land	$452,147	$463,972
Buildings, net	2,725,627	2,904,309
Total real estate	3,177,774	3,368,281

Cash and cash equivalents	108,281	139,139
Restricted cash	97,986	99,206
Accounts receivable, net	99,449	94,204
Prepaid expenses and other assets	11,196	10,245
Investments in unconsolidated entities	73,248	68,996
Deferred financing fees, net	13,062	14,916
Notes receivable	—	10,359
Lease intangibles, net	268,917	313,234
Assets associated with real estate held for sale	6,944	30,725
Total assets	$3,856,857	$4,149,305

Liabilities and equity

Liabilities
Notes payable	$2,538,269	$2,720,858
Accounts payable	2,542	1,543
Payables to related parties	1,489	2,217
Acquired below-market leases, net	78,536	97,902
Distributions payable	2,472	2,464
Accrued liabilities	117,896	137,076
Deferred tax liabilities	2,921	3,067
Other liabilities	17,046	17,680
Obligations associated with real estate held for sale	12,600	—
Total liabilities	2,773,771	2,982,807

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 296,267,404 and 295,276,170 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	30	29
Additional paid-in capital	2,635,225	2,632,290
Cumulative distributions and net loss attributable to common stockholders	(1,558,677)	(1,472,068)
Stockholders’ equity	1,076,578	1,160,251
Noncontrolling interests	6,508	6,247
Total equity	1,083,086	1,166,498
Total liabilities and equity	$3,856,857	$4,149,305

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Rental revenue	$122,541	$129,180	$253,237	$258,260

Expenses
Property operating expenses	37,216	38,542	74,743	78,033
Interest expense	39,652	40,583	79,651	81,511
Real estate taxes	18,584	17,907	34,234	37,650
Property management fees	3,620	3,905	7,259	7,738
Asset management fees	5,039	4,551	9,963	9,085
Asset impairment losses	6,527	5,116	6,527	5,116
Goodwill impairment losses	—	11,470	—	11,470
General and administrative	2,713	2,467	5,510	5,808
Depreciation and amortization	54,843	56,017	115,082	114,021
Total expenses	168,194	180,558	332,969	350,432

Interest and other income	3,026	386	3,138	796
Gain on troubled debt restructuring	—	—	1,008	9,390
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(42,627)	(50,992)	(75,586)	(81,986)

Benefit (provision) for income taxes	169	(580)	(55)	(1,128)
Equity in earnings of investments	287	65	593	541
Loss from continuing operations	(42,171)	(51,507)	(75,048)	(82,573)

Discontinued operations:

Income (loss) from discontinued operations	(791)	(38,202)	964	(34,413)
Gain on sale of discontinued operations	—	—	639	—
Income (loss) from discontinued operations	(791)	(38,202)	1,603	(34,413)

Gain on sale of assets	1,385	—	1,385	—

Net loss	(41,577)	(89,709)	(72,060)	(116,986)

Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	70	238	246	393
Noncontrolling interests in discontinued operations	2	—	(2)	(10)

Net loss attributable to common stockholders	$(41,505)	$(89,471)	$(71,816)	$(116,603)

Basic and diluted weighted average common shares outstanding	296,090,715	293,963,393	295,867,940	293,573,156

Basic and diluted loss per common share:
Continuing operations	$(0.14)	$(0.17)	$(0.25)	$(0.28)
Discontinued operations	—	(0.13)	0.01	(0.12)
Basic and diluted loss per common share	$(0.14)	$(0.30)	$(0.24)	$(0.40)

Amounts attributable to common stockholders:
Continuing operations	$(40,716)	$(51,269)	$(73,417)	$(82,180)
Discontinued operations	(789)	(38,202)	1,601	(34,423)
Net loss attributable to common stockholders	$(41,505)	$(89,471)	$(71,816)	$(116,603)

Comprehensive loss:
Net loss	$(41,577)	$(89,709)	$(72,060)	$(116,986)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swaps to earnings	—	367	—	736
Unrealized gain on interest rate swaps	—	935	—	1,647
Total other comprehensive income	—	1,302	—	2,383

Comprehensive loss	(41,577)	(88,407)	(72,060)	(114,603)
Comprehensive loss attributable to noncontrolling interests	72	237	244	380
Comprehensive loss attributable to common stockholders	$(41,505)	$(88,170)	$(71,816)	$(114,223)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity
For the six months ended June 30, 2011

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Net loss and comprehensive loss	—	—	—	—	—	(71,816)	—	(244)	(72,060)
Redemption of common stock	—	—	(471)	—	(2,145)	—	—	—	(2,145)
Distributions declared	—	—	—	—	—	(14,793)	—	(26)	(14,819)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,462	1	6,655	—	—	—	6,656
Costs of share issuance	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at June 30, 2011	1	$—	296,267	$30	$2,635,225	$(1,558,677)	$—	$6,508	$1,083,086

For the six months ended June 30, 2010

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(116,603)	—	(383)	(116,986)
Reclassification of unrealized loss to earnings	—	—	—	—	—	—	735	1	736
Unrealized gain on interest rate swap	—	—	—	—	—	—	1,645	2	1,647
Total comprehensive loss									(114,603)

Redemption of common stock	—	—	(516)	—	(5,035)	—	—	—	(5,035)
Distributions declared	—	—	—	—	—	(36,694)	—	(2,149)	(38,843)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,233	—	19,847	—	—	—	19,847
Cost of share issuance	—	—	—	—	(7)	—	—	—	(7)

Balance at June 30, 2010	1	$—	294,211	$29	$2,627,766	$(1,343,430)	$(2,338)	$6,641	$1,288,668

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(72,060)	$(116,986)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	6,998	40,533
Goodwill impairment losses	—	11,470
Gain on sale of assets	(1,385)	—
Gain on sale of discontinued operations	(639)	—
Gains on troubled debt restructuring	(3,358)	(15,941)
Gain on derivatives	—	(87)
Depreciation and amortization	116,054	123,112
Amortization of lease intangibles	956	780
Amortization of above/below market rent	(12,527)	(5,993)
Amortization of deferred financing and mark-to-market costs	2,389	4,320
Equity in earnings of investments	(593)	(541)
Distributions from investments	496	438
Change in accounts receivable	(10,693)	(4,568)
Change in prepaid expenses and other assets	(2,488)	(5,255)
Change in lease commissions	(6,556)	(12,489)
Change in other lease intangibles	(1,848)	(1,219)
Change in accounts payable	1,153	2,442
Change in accrued liabilities	(11,143)	(1,340)
Change in other liabilities	1,980	1,886
Change in payables to related parties	(729)	140
Cash provided by operating activities	6,007	20,702

Cash flows from investing activities
Return of investments	387	467
Purchases of real estate	(1,035)	—
Investments in unconsolidated entities	(3,515)	—
Capital expenditures for real estate	(29,988)	(18,720)
Capital expenditures for real estate under development	—	(4,410)
Proceeds from notes receivable	10,355	579
Proceeds from sale of discontinued operations	36,378	—
Proceeds from sale of assets	93,050	—
Change in restricted cash	1,220	6,797
Cash provided by (used in) investing activities	106,852	(15,287)

Cash flows from financing activities
Financing costs	(729)	—
Payments on notes payable	(132,640)	(41,619)
Payments on capital lease obligations	(40)	(37)
Redemptions of common stock	(2,145)	(5,035)
Offering costs	(8)	(7)
Distributions to common stockholders	(8,129)	(22,322)
Distributions to noncontrolling interests	(26)	(2,158)
Cash used in financing activities	(143,717)	(71,178)

Net change in cash and cash equivalents	(30,858)	(65,763)
Cash and cash equivalents at beginning of period	139,139	179,583
Cash and cash equivalents at end of period	$108,281	$113,820

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily operate institutional quality real estate.  In particular, we have generally focused on acquiring what we believe are institutional quality office properties that have premier business addresses, mainly in metropolitan cities and select suburban markets in the United States, are of high quality construction, offer personalized amenities and are leased to highly creditworthy commercial tenants.  As of June 30, 2011, we owned interests in 62 properties located in 21 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, our management may consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock or complete the liquidation of our assets before the end of 2017, our charter requires us to liquidate our assets, unless a majority of the board of directors and a majority of the independent directors extend such date.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended June 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010 and our results of operations and our cash flows for the periods ended June 30, 2011 and 2010.  These adjustments are of a normal recurring nature.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Real Estate

As of June 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of June 30, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,295,987	$485,157	$39,466	$(149,234)
Less: accumulated depreciation and amortization	(570,360)	(233,139)	(22,567)	70,698
Net	$2,725,627	$252,018	$16,899	$(78,536)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,430,506	$538,155	$54,013	$(170,912)
Less: accumulated depreciation and amortization	(526,197)	(245,210)	(33,724)	73,010
Net	$2,904,309	$292,945	$20,289	$(97,902)

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

July - December 2011	$18,858
2012	$29,872
2013	$22,270
2014	$18,441
2015	$12,634

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Straight-line rental revenue receivable	$89,634	$83,738
Tenant receivables	12,263	12,639
Non-tenant receivables	644	1,025
Allowance for doubtful accounts	(3,092)	(3,198)
Total	$99,449	$94,204

Impairment

For our consolidated real estate assets, we monitor events and changes in circumstances that may indicate that carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  For the six months ended June 30, 2011 and June 30, 2010, we recorded non-cash impairment charges of approximately $7.0 million and $35.4 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  Primarily, changes in management’s estimate of the intended hold periods for certain of our properties resulted in an assessment of these properties for impairment for both the current year and the prior year periods.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the six months ended June 30, 2011, we had no impairment charges related to our investments in unconsolidated entities.  For the six months ended June 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investments in unconsolidated entities.

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

In connection with estimating the value of our outstanding common stock on May 17, 2010, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero, and approximately $11.5 million was charged to impairment expense during the six months ended June 30, 2010.  The goodwill consisted of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $13.1 million and $14.9 million at June 30, 2011 and December 31, 2010, respectively.  Accumulated amortization of deferred financing fees was approximately $16.9 million and $16.8 million as of June 30, 2011 and December 31, 2010, respectively.

Revenue Recognition

We recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2011 and 2010 was approximately $11.3 million and $7.7 million, respectively, and includes amounts recognized in discontinued operations.   As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2011 and 2010 was approximately $12.5 million and $6.0 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $5.6 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively, which includes amounts recognized in discontinued operations.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2011, we have deferred tax liabilities of approximately $2.9 million and deferred tax assets of approximately $0.5 million related to various state taxing jurisdictions.  At December 31, 2010, we had deferred tax liabilities of approximately $3.1 million and deferred tax assets of approximately $0.4 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the benefit (provision) for income taxes. For the six months ended June 30, 2011 and 2010 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.5 million and $1.1 million, respectively, related to certain state and local income taxes.

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

In April 2011, the FASB issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  We adopted this guidance on July 1, 2011, and it will not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and the components of OCI are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our financial statements or disclosures.

5.                                      Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Impairment of Real Estate Related Assets

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets, third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement.  These fair value estimates are considered Level 3 under the fair value hierarchy described above. The following table summarizes those assets which were measured at fair value and impaired during the periods presented (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses) (1)
as of June 30, 2011
Real estate	$11,500	$—	$—	$11,500	$(6,527)

as of December 31, 2010
Real estate	$99,282	$—	$—	$99,282	$(42,661)
Real estate held for sale	$30,000	$—	$—	$30,000	$(2,266)
Investments in unconsolidated entitites	$47,909	$—	$—	$47,909	$(5,116)
Goodwill	$—	$—	$—	$—	$(11,470)

(1)          Excludes approximately $0.5 million and $37.8 million in impairment losses of our discontinued operations as of June 30, 2011 and December 31, 2010, respectively.

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.5 billion in principal amount as of June 30, 2011 had a fair value of approximately $2.4 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on June 30, 2011.  Notes payable totaling approximately $2.7 billion in principal amount as of December 31, 2010 had a fair value of approximately $2.5 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2010.  The carrying value of our notes receivable at December 31, 2010 reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities at December 31, 2010.

Other financial instruments held at June 30, 2011 and December 31, 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, payables to related parties, accrued liabilities, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

On January 27, 2011, we sold our Westway One property to an unaffiliated third party for a contract sales price of approximately $31.0 million.  Proceeds of approximately $30.6 million from the sale were used to pay down a portion of the outstanding balance on our credit facility.  As of December 31, 2010, our Westway One property was classified as held for sale.  Westway One is located in Houston, Texas, and contains approximately 144,000 rentable square feet.

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

On June 9, 2011, we sold our 200 South Wacker property for a contract sales price of approximately $95.5 million to a joint venture in which we hold a 9.82% ownership interest.  We used proceeds from the sale to pay off the related mortgage loan of $95.5 million.  The property was deconsolidated and a gain on sale of approximately $1.4 million was recognized in continuing operations. 200 South Wacker is located in Chicago, Illinois, and consists of approximately 755,000 square feet.

On June 30, 2011, we sold our AMEC Paragon I & II property to an unaffiliated third party for a contract sales price of approximately $25.0 million.  No gain or loss on the sale was recognized.  AMEC Paragon I & II consists of two buildings located in Houston, Texas, and contain approximately 227,000 combined square feet.

Held for Sale

As of June 30, 2011 our Downtown Plaza property met each of the criteria for classification for held for sale and was classified as such on the June 30, 2011 balance sheet and the results of operations are reflected as discontinued operations for all periods presented.  Downtown Plaza is located in Long Beach, California, and consists of approximately 100,000 square feet.  Downtown Plaza was sold on July 22, 2011 to an unaffiliated third party for a contract sales price of approximately $12.8 million.

7.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests in two office buildings, our noncontrolling 60% interest in the Wanamaker Building and our noncontrolling 9.82% interest in 200 South Wacker.  During the first quarter of 2011, we acquired an additional 3.08% TIC interest in the Alamo Plaza property.  During the second quarter of 2011, we deconsolidated our 200 South Wacker property when we sold the property to a joint venture in which we hold a noncontrolling 9.82% interest.

The following is a summary of our investments in unconsolidated entities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Property Name	Ownership Interest	Ownership Interest	June 30, 2011	December 31, 2010
Wanamaker Building	60.00%	60.00%	$48,112	$47,826
Alamo Plaza	37.01%	33.93%	12,646	11,568
St. Louis Place	35.71%	35.71%	9,453	9,602
200 South Wacker	9.82%	100.00%	3,037	—
Total			$73,248	$68,996

For the six months ended June 30, 2011, we recorded approximately $0.6 million of equity in earnings and approximately $0.9 million of distributions from our investments in unconsolidated entities.  For the six months ended June 30, 2010, we recorded approximately $0.5 million of equity in earnings and approximately $0.9 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the six months ended June 30, 2011 and 2010 from these investments represents our proportionate share of the combined earnings for the period of our ownership.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.                                      Noncontrolling Interests

The following table is a summary of our noncontrolling interests (in thousands):

	June 30,	December 31,
	2011	2010
Noncontrolling interests in real estate properties	$5,353	$4,961
Limited partnership units	1,153	1,280
IPC (US), Inc. preferred shares	2	6
Total	$6,508	$6,247

9.                                      Notes Payable

Our notes payable was approximately $2.5 billion in principal amount at June 30, 2011, which consists of approximately $2.4 billion of loans secured by mortgages on our properties and $119.1 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of June 30, 2011, all of our debt is fixed rate debt, with the exception of the $119.1 million in revolving loans which bear interest at an annual variable rate, which was equal to approximately 2.94% as of June 30, 2011.  Our loan agreements generally require us to comply with certain reporting and financial covenants.

At June 30, 2011, the stated annual interest rates on our notes payable ranged from 5.02% to 7.78%, with an effective weighted average interest rate of approximately 5.62%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.89%.

We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property, that matured in November 2010 and remains outstanding and in default.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  We had a non-recourse property loan of approximately $26.0 million, secured by our 4440 El Camino Real property that matured in April 2011 and remained outstanding and in default at June 30, 2011, but it was paid in full with cash on hand in July 2011.

As of June 30, 2011, we were in default on an additional non-recourse property loan with an outstanding balance of approximately $61.2 million secured by our 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties (the “Western Office Portfolio”).  We are currently marketing each of these properties for sale on behalf of the lender.  In the current economic environment, it is difficult to predict whether these sales will be completed and we can provide no assurance that we will be able to sell these properties, which could result in foreclosure or transfer of ownership of the properties to the lender.  As of June 30, 2011, our 1300 Main property is under receivership and is held as security for non-recourse debt of approximately $34.6 million, which is also in default and may result in foreclosure or transfer of ownership of the property to the lender.  At June 30, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  In addition, we believe other non-recourse loans totaling approximately $172.4 million, some of which may have imminent defaults or events of default and are secured by three of our properties, need to be modified during 2011 in order to justify further investment.

At June 30, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from July 2011 to May 2017.  The note payable with a July 2011 maturity date relates to a non-recourse property loan of approximately $6.5 million, secured by our St. Louis Place TIC investment property. We have requested forbearance of 180 days from the lender while new financing is secured.  There is no assurance that the lender will accept this forbearance which could result in foreclosure or transfer of ownership of the property to the lender.

In July 2011, we replaced approximately $188.6 million of borrowings secured by our One Financial Place property, scheduled to mature in August 2011, with approximately $160.0 million of borrowings with an August 2013 maturity date, and the remaining balance of approximately $28.6 million was paid with cash on hand.  In July 2011, we also paid in full the approximate $119.1 million in outstanding borrowings under our credit facility that was scheduled to mature in December 2011 and entered into new borrowings of approximately $100.0 million, secured by our One BriarLake Plaza property, that mature in July 2021.  We also entered into a $26.0 million 120-day bridge loan in July 2011.  During the remainder of 2011, we have approximately $231.5 million, or 9%, of our June 30, 2011 outstanding debt maturing.  The $231.5 million due during the

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

remainder of 2011 excludes approximately $95.8 million for the non-recourse loans secured by our 1300 Main property and the Western Office Portfolio which are in default and have a maturity date after 2011, but for which we have received notification from lenders demanding immediate payment.  We have no debt scheduled to mature in 2012.

The following table summarizes our notes payable as of June 30, 2011 (in thousands):

Principal payments due in:
July - December 2011	$603,268
2012	23,344
2013	70,312
2014	90,479
2015	598,063
Thereafter	1,154,857
unamortized discount	(2,054)
Total	$2,538,269

The table above reflects each of the loans secured by our 1300 Main property and the Western Office Portfolio using their original maturity dates.  If each of these loans were shown as payable as of July 1, 2011, the principal payments in 2011 would increase by approximately $93.8 million, while principal payments in 2012, 2013, 2014 and 2015 would decrease by approximately $1.6 million, $1.7 million, $33.1 million and $57.4 million, respectively.  The table above also excludes approximately $12.5 million of debt secured by our Downtown Plaza property which has a maturity date of June 2015 and is classified as obligations associated with real estate held for sale at June 30, 2011.  Downtown Plaza was sold on July 22, 2011 to an unaffiliated third party and the associated debt was assumed by the buyer.

Credit Facility

Through our operating partnership, Behringer OP, as of June 30, 2011, we had a secured credit agreement providing for secured borrowings up to $125.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  As of June 30, 2011, there was approximately $119.1 million outstanding under the revolving loans which bear interest at a rate of LIBOR plus 2.75% per annum, which as of June 30, 2011 was approximately 2.94% per annum.  The borrowings outstanding under the credit facility, scheduled to mature in December 2011, were paid in full on July 22, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.4 million, of which approximately $9.4 million was recognized in the six months ended June 30, 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

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

On both a basic and diluted income per share basis, the $3.1 million gain for the six months ended June 30, 2011 was approximately $0.01 per common share.  On both a basic and diluted income per share basis, the $15.9 million gain for the six months ended June 30, 2010 was approximately $0.05 per common share.  These totals include gains recorded in both continuing operations and discontinued operations.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.                               Stockholders’ Equity

Capitalization

As of June 30, 2011, we had 296,267,404 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 30,964,031 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 11,592,257 shares repurchased.  As of June 30, 2011, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 104,500 shares of common stock outstanding at a weighted average exercise price of $7.89 per share.  At June 30, 2011, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the quarter ended June 30, 2011, we fulfilled a pro rata portion of the 482 exceptional redemption requests related to 1,377,089 shares of common stock which were received as of the April 30, 2011 redemption date.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the six months ended June 30, 2011 were approximately $2.1 million for redemption of approximately 471,000 shares and were funded from cash on hand.  Cash amounts paid to stockholders for redemption requests during the six months ended June 30, 2010 were approximately $5.0 million for redemption of approximately 516,000 shares and were funded from cash on hand. Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of June 30, 2011, we had outstanding to the independent members of the board of directors options to purchase 104,500 shares of our common stock

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

at a weighted average exercise price of $7.89 per share.  These options have a maximum term of ten years, except for the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan. Those options are exercisable and expire as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the six months ended June 30, 2011 and 2010.

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

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the six month periods ended June 30, 2011 and 2010, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were less than $0.1 million.  Distributions declared and payable as of June 30, 2011 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the six months ended June 30, 2011 and 2010 (in thousands):

2011	Total	Cash	DRP
1st Quarter	$7,401	$4,081	$3,320
2nd Quarter	7,414	4,078	3,336
Total	$14,815	$8,159	$6,656

2010
1st Quarter	$23,866	$12,598	$11,268
2nd Quarter	12,882	7,015	5,867
Total	$36,748	$19,613	$17,135

11.                               Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt when acquired, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned less than $0.1 million in acquisition and advisory fees or reimbursement of expenses in the six months ended June 30, 2011, and no acquisition and advisory fees or reimbursement of expenses were earned in the six months ended June 30, 2010.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  Behringer Advisors earned less than $0.1 million of debt financing fees for the six months ended June 30, 2011 and no debt financing fees for the six months ended June 30, 2010.

HPT Management Services, LLC (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $7.3 million and $8.4 million in the six month periods ended June 30, 2011 and 2010, respectively, for the services provided by HPT Management in connection with our properties, including property management fees associated with our sold and held for sale properties which are classified in discontinued operations.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For the six month periods ended June 30, 2011 and 2010, we incurred and expensed approximately $10.1 million and $9.9 million of asset management fees, respectively, including asset management fees associated with our sold and held for sale properties which are classified in discontinued operations.  Asset management fees of approximately $3.5 million were waived for the six months ended June 30, 2011.  Asset management fees of approximately $4.6 million were waived for the six months ended June 30, 2010.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.  For the six months ended June 30, 2011, we incurred and expensed approximately $14.9 million for reimbursement of these costs and expenses to Behringer Advisors and HPT Management as compared to approximately $15.6 million for the six months ended June 30, 2010.

At June 30, 2011 and December 31, 2010, we had payables to related parties of approximately $1.5 million and $2.2 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever. Based on sales of properties through June 30, 2011, if all the conditions above were met, Behringer Advisors would be paid approximately $2.2 million in disposition fees.

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

12.                               Commitments and Contingencies

As of June 30, 2011, we had commitments of approximately $42.6 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  Based on sales of properties through June 30, 2011, if all conditions were met, Behringer Advisors would be paid approximately $2.2 million in disposition fees.  For a description of the conditions for payment, see Footnote 11 above.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2011 and 2010: (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Interest paid, net of amounts capitalized	$71,088	$79,868
Income taxes paid	$1,438	$1,942

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$12,539	$11,119
Transfer of real estate and lease intangibles through cancellation of debt	$21,346	$19,055

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$6,656	$19,847
Mortgage notes assumed	$962	$—
Accrual for distributions declared	$2,472	$2,455
Mortgage notes assumed by purchaser	$16,269	$—
Cancellation of debt through transfer of real estate	$22,260	$26,323

14.                               Discontinued Operations and Real Estate Held for Sale

During the six months ended June 30, 2011, we sold two properties and transferred ownership of two properties to their respective lenders pursuant to a deed-in-lieu of foreclosure and a foreclosure.  During the year ended December 31, 2010, we sold five properties and transferred ownership of two properties to their respective lenders pursuant to deeds-in-lieu of foreclosure.  At June 30, 2011, our Downtown Plaza property was classified as held for sale.  The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental revenue	$1,421	$11,111	$3,353	$22,900

Expenses
Property operating expenses	277	3,528	857	7,298
Interest expense	412	4,004	1,147	7,552
Real estate taxes	205	1,246	433	2,959
Property and asset management fees	76	725	220	1,489
Asset impairment losses	471	35,417	471	35,417
Depreciation and amortization	353	4,393	972	9,091
Total expenses	1,794	49,313	4,100	63,806

Provision for income taxes	(431)	—	(431)	(13)
Gain on troubled debt restructuring	13	—	2,141	6,508
Interest income/(other expense)	—	—	1	(2)

Income (loss) from discontinued operations	$(791)	$(38,202)	$964	$(34,413)

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2011 our Downtown Plaza property was held for sale.  As of December 31, 2010, our Westway One property was held for sale. The major classes of assets and liabilities of real estate held for sale as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$1,987	$3,400
Buildings, net	4,671	24,267
Accounts receivable, net	233	502
Lease intangibles, net	53	2,556
Assets associated with real estate held for sale	$6,944	$30,725

Notes payable	$12,500	$—
Accrued liabilities	70	—
Other liabilities	30	—
Obligations associated with real estate held for sale	$12,600	$—

15.                               Subsequent Events

In April 2011, our approximately $26.0 million loan secured by our 4440 El Camino Real property matured.  on July 5, 2011, we paid off the loan with cash on hand without penalty.

On July 11, 2011, we entered into two loan agreements with JP Morgan Chase Bank, N.A. to borrow $160.0 million in total, secured by our One Financial Place property located in Chicago, Illinois.  The loans consist of a $90.0 million loan with an annual interset rate equal to one-month LIBOR plus 2.59% and a $70.0 million loan with an annual interest rate equal to one-month LIBOR plus 8.55%.  For each loan, one-month LIBOR is subject to a floor of 1.0%.  In connection with the loans, we entered into two interest rate caps to cap one-month LIBOR at 1.75% until August 14, 2012 and 2.00% from August 15, 2012 until August 15, 2013.  The loans require monthly payments of interest only and mature in August 2013 with three one-year extensions available. The proceeds of these borrowings, together with cash on hand, were used to pay off the previously existing $188.6 million principal balance of borrowings secured by this property that was scheduled to mature in August 2011.

On July 22, 2011, we sold our Downtown Plaza property, a building located in Long Beach, California, that consists of approximately 100,000 square feet, to an unaffiliated third party for a contract sales price of approximately $12.8 million.  As of June 30, 2011, this property was classified as held for sale.

On July 22, 2011, we entered into two loan agreements to borrow $100.0 million, in total, secured by our One BriarLake Plaza property located in Houston, Texas.  The loans consist of an $85.0 million loan with Bank of America, N.A. with a fixed annual interest rate of 5.646% and a $15.0 million mezzanine loan with SBAF Mortgage Fund I/Lender, LLC with a fixed annual interest rate of 9.8%.  The loans each require monthly payments of principal and interest and have a maturity date of July 2021.

On July 22, 2011, we entered into a bridge loan with JP Morgan Chase Bank, N.A. to borrow $26.0 million for 120 days with no available extensions.  The annual interest rate on the loan is equal to LIBOR (one, two or three months) plus 250 basis points or prime rate subject to a floor equal to one-month LIBOR plus 250 basis points.  The loan requires monthly payments of interest only.

On July 22, 2011, we paid in full the borrowings outstanding under our credit facility of approximately $119.1 million.  The credit facility was scheduled to mature in December 2011.

On August 4, 2011, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the third quarter of 2011.  In doing so, our advisor waived our obligation to pay approximately $1.4 million in additional asset management fees that would otherwise become due and payable during the third quarter of 2011 (based on assets held as of July 1, 2011).

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

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made as of specific dates and solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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

At June 30, 2011 we owned interests in 61 operating properties with approximately 22.8 million rentable square feet, including our Downtown Plaza property which was classified as held for sale at June 30, 2011 and sold on July 22, 2011.  We also had one non-operating property, with approximately 305,000 rentable square feet, the initial development of which was completed in November 2009 but was unleased as of June 30, 2011.  In July 2011, we leased approximately 244,000 square feet, or approximately 80%, of this non-operating property with a commencement date of October 1, 2011.

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

Cash Conservation.  At June 30, 2011, we had cash and restricted cash of approximately $206.3 million, much of which we anticipate using for leasing costs, to restructure or refinance our debt, or for other strategic opportunities.  Given the approximate $42.6 million of commitments we have for future tenant improvements and leasing commissions as of June 30, 2011, and the refinancings we have completed in July 2011, we expect our cash and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to protest our real estate taxes on an annual basis, and structured leases to conserve capital. We have also benefited from a waiver of asset management fees owed to Behringer Advisors.

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

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property-level and company-level capital during the remainder of 2011.  For example, in June 2011, we completed a joint venture arrangement with a third party for our 200 South Wacker property and we are working with various banks to generate property- and company-level capital during the remainder of 2011.

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

Leasing.  We continue to experience an increased level of concessions required to acquire a new tenant, including free rent, tenant improvement allowances, lower rental rates, or other financial incentives.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

During the three months ended June 30, 2011, we had approximately 0.8 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 0.8 million square feet with an average net rent that was approximately $0.82 per square foot per year, or 6%, lower than expiring rent.  Renewals were approximately 542,000 square feet with leasing costs of approximately $25.77 per square foot with an average term of approximately 8.2 years.  Expansions were approximately 96,000 square feet with leasing costs of approximately $38.52 per square foot with an average term of approximately 8.6 years. New leases totaled approximately 161,000 square feet with leasing costs of approximately $25.30 per square foot with an average term of approximately 5.1 years.  During the three months ended June 30, 2011, our lease renewals represented 70% of expiring leases and 65% of expiring square feet.

During the six months ended June 30, 2011, we had approximately 2.0 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 1.8 million square feet with an average net rent that was approximately $0.88 per square foot per year, or 6%, lower than expiring rent.  Renewals were approximately 1.4 million square feet with leasing costs of approximately $23.71 per square foot with an average term of approximately 7.2 years.  Expansions were approximately 158,000 square feet with leasing costs of approximately $27.65 per square foot with an average term of approximately 7.0 years. New leases totaled approximately 247,000 square feet with leasing costs of approximately $22.42 per square foot with an average term of approximately 4.8 years.  During the six months ended June 30, 2011, our lease renewals represented 71% of expiring leases and 70% of expiring square feet.

During the six months ended June 30, 2010, we had approximately 2.2 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 2.1 million square feet with an average net rent that was approximately $1.04 per square foot per year, or 7%, lower than expiring rent.

The weighted average leasing cost for the six months ended June 30, 2011 was approximately $23.88 per square foot per year as compared to approximately $20.54 per square foot per year for the six months ended June 30, 2010.  The average lease term for renewals, expansions and new leases executed in the six months ended June 30, 2011 was approximately 6.8 years as compared to approximately 5.9 years for the six months ended June 30, 2010.

Our portfolio occupancy was 84% at June 30, 2011 as compared to 86% at June 30, 2010.  We have approximately 1.5 million square feet of scheduled lease expirations in the remainder of 2011.

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

As of June 30, 2011, we have approximately $53.3 million of debt that has matured and remains outstanding.  We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding and in default.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  We had a non-recourse property loan of approximately $26.0 million, secured by our 4440 El Camino Real property with an April 2011 maturity date that was paid in full with cash on hand in July 2011.

In July 2011 we replaced approximately $188.6 million of borrowings secured by our One Financial Place property, scheduled to mature in August 2011, with approximately $160.0 million of borrowings with an August 2013 maturity date.  The remaining balance of approximately $28.6 million was paid with cash on hand.  In July 2011, we also paid in full the approximate $119.1 million in outstanding borrowings under our credit facility that was scheduled to mature in December 2011 and entered into borrowings of approximately $100.0 million, secured by our One BriarLake Plaza property, that mature in July 2021.  We also entered into a $26.0 million 120-day bridge loan in July 2011.  During the remainder of 2011, we have approximately $231.5 million, or 9% of our June 30, 2011 outstanding debt maturing.

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

Results of Operations

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended June 30, 2011 was approximately $122.5 million as compared to approximately $129.2 million for the three months ended June 30, 2010 and was generated by our consolidated real estate properties.  The $6.7 million decrease was primarily attributable to decreases in tenant rental income of approximately $6.3 million, primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year, lower tenant recovery income of approximately $1.1 million, an unfavorable change in net above- and below-market lease adjustments of $0.5 million and approximately $1.3 million in lower other income.  These decreases were partially offset by an increase in straight-line rent adjustments of approximately $1.3 million and lease termination fee income of $1.2 million.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2011 were approximately $37.2 million as compared to approximately $38.5 million for the three months ended June 30, 2010 and were comprised of property operating expenses from our consolidated real estate properties. The $1.3 million decrease was primarily attributable to a decrease in repairs and maintenance expense of approximately $1.0 million and various other decreases totaling approximately $0.3 million.

Interest Expense.  Interest expense for the three months ended June 30, 2011 was approximately $39.7 million as compared to approximately $40.6 million for the three months ended June 30, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $0.9 million decrease from prior year was primarily a result of a decrease in amortization of deferred financing fees of approximately $0.8 million and a decrease of approximately $1.0 million in interest incurred due to a lower interest rate on our credit facility and overall decreased borrowings, partially offset by a decrease in interest capitalized of approximately $0.9 million.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2011 were approximately $18.6 million as compared to approximately $17.9 million for the three months ended June 30, 2010 and were comprised of real estate taxes from our consolidated real estate properties.  The $0.7 million increase was primarily due to more refunds received in the prior year period as compared to the same period in the current year.

Property Management Fees. Property management fees for the three months ended June 30, 2011 were approximately $3.6 million as compared to approximately $3.9 million for the three months ended June 30, 2010 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The decrease is primarily due to lower property revenue.

Asset Management Fees. Asset management fees for the three months ended June 30, 2011 were approximately $5.0 million as compared to approximately $4.6 million for the three months ended June 30, 2010 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $0.4 million increase from the prior year was primarily attributable to an increase in the number of properties in discontinued operations in the second quarter of 2010 as compared to the same period in 2011.  Our advisor waived approximately $1.7 million in asset management fees in the three months ended June 30, 2011 as compared to approximately $2.3 million waived in the three months ended June 30, 2010.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the three months ended June 30, 2011 were approximately $6.5 million as compared to approximately $5.1 million for the three months ended June 30, 2010.  The impairment losses in the current year period primarily relate to changes in expected holding periods of certain of our real estate properties.  The impairment losses in the prior year period relate to changes in the estimated fair value of investments in unconsolidated entities.

Goodwill Impairment Losses. We had no goodwill impairment losses for the three months ended June 30, 2011.  Goodwill impairment losses for the three months ended June 30, 2010 were approximately $11.5 million.  In connection with the May 17, 2010 estimation of the value of our outstanding common stock, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was recorded as impairment loss.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011 were approximately $2.7 million as compared to approximately $2.5 million for the three months ended June 30, 2010 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2011 was approximately $54.8 million as compared to approximately $56.0 million for the three months ended June 30, 2010 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $1.2 million decrease primarily resulted from decreased amortization of lease intangibles due to an increase in the number of acquired lease intangibles that have been fully amortized.

Interest and Other Income. Interest and other income for the three months ended June 30, 2011 was approximately $3.0 million as compared to approximately $0.4 million for the three months ended June 30, 2010.  The three months ended June 30, 2011 amount includes approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with the sale of 200 South Wacker.

Benefit (Provision) for Income Taxes.  We had a benefit for income taxes of approximately $0.2 million in the three months ended June 30, 2011 as compared to a provision of approximately $0.6 million in the three months ended June 30, 2010.  The $0.8 million change primarily related to a reduction in deferred tax assets related to the expiration of net operating loss carryforwards in the three months ended June 30, 2010.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended June 30, 2011 was approximately $0.3 million as compared to approximately $0.1 million for three months ended June 30, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.

Net Loss attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest was approximately $0.1 million for the three months ended June 30, 2011 as compared to approximately $0.2 million for the three months ended June 30, 2010 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.

Discontinued Operations

Income (Loss) from Discontinued Operations.  Loss from discontinued operations for the three months ended June 30, 2011 was approximately $0.8 million as compared to approximately $38.2 million for the three months ended June 30, 2010.  In the six months ended June 30, 2011, we disposed of four properties and one property was held for sale as of June 30, 2011, and we disposed of seven properties during the year ended December 31, 2010.  Our results of operations for each of these properties are classified as discontinued operations in all periods presented.  The $37.4 million change is primarily due to approximately $35.0 million in lower asset impairment losses in 2011 as compared to the same period in 2010.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Continuing Operations

Rental Revenue.  Rental revenue for the six months ended June 30, 2011 was approximately $253.2 million as compared to approximately $258.3 million for the six months ended June 30, 2010 and was generated by our consolidated real estate properties.  The $5.1 million decrease was primarily attributable to decreases in tenant rental income of approximately $12.3 million, primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year, and decreased tenant recovery income of approximately $5.7 million, and decreases in other income of approximately $2.0 million.  These decreases were partially offset by a favorable increase in net above- and below-market lease adjustments of approximately $6.9 million, an increase in straight-line rent adjustments of approximately $4.3 million and an increase in lease termination fee income of approximately $3.7 million.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2011 were approximately $74.7 million as compared to approximately $78.0 million for the six months ended June 30, 2010 and were comprised of property operating expenses from our consolidated real estate properties. The $3.3 million decrease was primarily attributable to a decrease in bad debt expense of approximately $1.5 million, a decrease in repairs and maintenance expense of approximately $0.7 million, a decrease in insurance expense of approximately $0.5 million and various other decreases totaling approximately $0.6 million.

Interest Expense.  Interest expense for the six months ended June 30, 2011 was approximately $79.7 million as compared to approximately $81.5 million for the six months ended June 30, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $1.8 million decrease from prior year was primarily a result of a decrease in amortization of deferred financing fees of approximately $1.5 million and a decrease of approximately $2.0 million in interest incurred due to a lower interest rate on our credit facility and overall decreased borrowings, offset by a decrease in interest capitalized of approximately $1.7 million.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2011 were approximately $34.2 million as compared to approximately $37.7 million for the six months ended June 30, 2010 and were comprised of real estate taxes from our consolidated real estate properties.  The $3.5 million decrease was primarily due to lower overall property tax expense of approximately $1.8 million due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio and approximately $1.7 million more tax refunds received in the current year period as compared to the same period in the prior year.

Property Management Fees. Property management fees for the six months ended June 30, 2011 were approximately $7.3 million as compared to approximately $7.7 million for the six months ended June 30, 2010 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The decrease is primarily due to lower property revenue.

Asset Management Fees. Asset management fees for the six months ended June 30, 2011 were approximately $10.0 million as compared to approximately $9.1 million for the six months ended June 30, 2010 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $0.9 million increase from the prior year was primarily attributable to an increase in the number of properties in discontinued operations in the prior year as compared to the same period in 2011.  Our advisor waived approximately $3.5 million in asset management fees in the six months ended June 30, 2011 as compared to approximately $4.6 million waived in the six months ended June 30, 2010.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the six months ended June 30, 2011 were approximately $6.5 million as compared to approximately $5.1 million for the six months ended June 30, 2010.  The impairment losses in the current year period primarily relate to changes in expected holding periods of certain of our real estate properties.  The impairment losses in the prior year period relate to changes in the estimated fair value of investments in unconsolidated entities.

Goodwill Impairment Losses. We had no goodwill impairment losses for the six months ended June 30, 2011.  Goodwill impairment losses for the six months ended June 30, 2010 were approximately $11.5 million.  In connection with the May 17, 2010 estimation of value of our outstanding common stock, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was recorded as impairment loss.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2011 were approximately $5.5 million as compared to approximately $5.8 million for the six months ended June 30, 2010 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2011 was approximately $115.1 million as compared to approximately $114.0 million for the six months ended June 30, 2010 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $1.1 million increase primarily resulted from increased depreciation and amortization of lease intangibles due to early lease terminations and additional tenant improvements and leasing commissions associated with lease renewals.  These increases were partially offset by decreases in amortization and depreciation due to an increase in the number of acquired lease intangibles that have been fully amortized.

Interest and Other Income. Interest and other income for the six months ended June 30, 2011 was approximately $3.1 million as compared to approximately $0.8 million for the six months ended June 30, 2010.  The six months ended June 30, 2011 amount includes approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with the sale of 200 South Wacker.  The remaining $0.6 million decrease from the prior year was primarily due to lower cash and notes receivable balances in the current year.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the six months ended June 30, 2011 was approximately $1.0 million as compared to approximately $9.4 million for the six months ended June 30, 2010.  Each of these gains is related to the settlement of debt of our loan associated with the 1650 Arch property which occurred in February 2010.  A portion of this gain was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch property held by our partner, an unaffiliated third party.

Benefit (Provision) for Income Taxes.  We had a provision for income taxes of approximately $0.1 million in the six months ended June 30, 2011 as compared to approximately $1.1 million in the six months ended June 30, 2010.  The $1.0 million change was primarily related to a reduction in deferred tax assets related to the expiration of net operating loss carryforwards in the six months ended June 30, 2010.

Equity in Earnings of Investments.  Equity in earnings of investments for the six months ended June 30, 2011 was approximately $0.6 million as compared to approximately $0.5 million for six months ended June 30, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.

Net Loss attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest was approximately $0.2 million and $0.4 million for the six month ended June 30, 2011 and 2010, respectively, and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.

Discontinued Operations

Income (Loss) from Discontinued Operations.  Income from discontinued operations for the six months ended June 30, 2011 was approximately $1.0 million as compared to a loss of approximately $34.4 million for the six months ended June 30, 2010.  In the six months ended June 30, 2011, we disposed of four properties and one property was held for sale as of June 30, 2011, and we disposed of seven properties during the year ended December 31, 2010.  Our results of operations for each of these properties are classified as discontinued operations in all periods presented.  The $35.4 million change is primarily due to approximately $35.0 million in lower asset impairment losses in 2011 as compared to the same period in 2010.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations for the six months ended June 30, 2011 was approximately $0.6 million and primarily relates to the sale of Westway One.  We had no gain on sale of discontinued operations for the six months ended June 30, 2010.

Cash Flow Analysis

Six months ended June 30, 2011 as compared to six months ended June 30, 2010

Cash flows provided by operating activities were approximately $6.0 million for the six months ended June 30, 2011 compared to approximately $20.7 million for the six months ended June 30, 2010.  The change in cash flows provided by operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the six months ended June 30, 2011 compared to June 30, 2010, including results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) decreases in lease commissions and other lease intangibles of approximately $5.3 million; and (3) the timing of receipt of revenues and payment of expenses which is evidenced by net cash outflows in working capital assets and liabilities of approximately $21.9 million in 2011 compared to approximately $6.7 million in 2010.

Cash flows provided by investing activities for the six months ended June 30, 2011 were approximately $106.9 million and were primarily comprised of proceeds from the sale of properties of approximately $129.4 million, proceeds from notes receivable of approximately $10.4 million, and proceeds from the change in restricted cash of approximately $1.2 million.  These proceeds were partially offset by monies used to fund capital expenditures for existing real estate of approximately $30.0 million and purchases of real estate and investments in unconsolidated entities of approximately $4.6 million.  During the six months ended June 30, 2010, cash flows used in investing activities were approximately $15.3 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $18.7 million and capital expenditures for real estate development of approximately $4.4 million, partially offset by approximately $6.8 million in the change in restricted cash.

Cash flows used in financing activities for the six months ended June 30, 2011 were approximately $143.7 million and were comprised primarily of payments on notes payable of approximately $132.6 million, distributions to our stockholders of approximately $8.1 million and redemptions of common stock of approximately $2.1 million.  During the six months ended June 30, 2010, cash flows used in financing activities were approximately $71.2 million and were comprised primarily of payments on notes payable of approximately $41.6 million, distributions to our stockholders of approximately $22.3 million, redemptions of common stock of approximately $5.0 million and distributions to noncontrolling interests of approximately $2.2 million.

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

MFFO also provides useful information in analyzing comparability between reporting periods that also assists stockholders and analysts in assessing the sustainability of our operating performance.  MFFO is primarily affected by the same factors as FFO, but without non-operating changes, particularly valuation changes; therefore, we believe fluctuations in MFFO are more indicative of changes and potential changes in operating activities.  MFFO is also more comparable in evaluating our performance over time.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that do not have a similar level of involvement in acquisition activities or are not similarly affected by impairments and other non-operating charges.

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

The following section presents our calculations of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(41,577)	$(89,709)	$(72,060)	$(116,986)
Net loss attributable to noncontrolling interests	72	238	244	383

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	55,196	60,410	116,054	123,112
Real estate depreciation and amortization from unconsolidated properties	1,732	1,779	3,452	3,468
Gain on sale of depreciable real estate	(1,385)	—	(2,024)	—
Noncontrolling interests share of above adjustments	(287)	(316)	(600)	(646)

FFO attributable to common stockholders	$13,751	$(27,598)	$45,066	$9,331

Impairment charges	6,998	52,003	6,998	52,003
Fair value adjustments to derivatives	—	(99)	—	(87)
Acqusition-related costs	140	—	175	—
Straight-line rent adjustment	(4,983)	(4,059)	(11,481)	(8,152)
Amortization of above- and below-market rents, net	(2,498)	(3,206)	(12,870)	(6,227)
Gain on troubled debt restructuring	(13)	—	(3,149)	(15,898)
Noncontrolling interests share of above adjustments	1	(65)	30	(31)
MFFO attributable to common stockholders	$13,396	$16,976	$24,769	$30,939

Weighted average common shares - basic	296,091	293,963	295,868	293,573
Weighted average common shares - diluted (2)	296,105	293,963	295,882	293,573

Net loss per common share - basic and diluted (2)	$(0.14)	$(0.30)	$(0.24)	$(0.40)
FFO per common share - basic and diluted	$0.05	$(0.09)	$0.15	$0.03
MFFO per common share - basic and diluted	$0.05	$0.06	$0.08	$0.11

(1)          Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)          There are no dilutive securities for purposes of calculating the net loss per common share.

Effective January 1, 2011, we modified our definition of MFFO to be consistent with the definition established by the IPA.  All periods presented have been modified to reflect this change.  Prior to this modification, our primary adjustments to FFO included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.

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

Current Liquidity

As of June 30, 2011, we had cash and cash equivalents of $108.3 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents, and restricted cash will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our assessment, we anticipate our short-term liquidity requirements to be approximately $540.8 million over the next twelve months, of which we expect approximately $434.2 million to be provided by revenue from our properties.  In addition, debt that is secured by three of our properties, totalling approximately $258.8 million at June 30, 2011, has already matured or matures over the next twelve months.  This excludes approximately $333.7 million of debt outstanding at June 30, 2011 that was scheduled to mature over the next twelve months but was paid off in July 2011.  We will also need to generate additional funds for long-term liquidity requirements.

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

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  In January 2011 and February 2011, pursuant to a deed-in-lieu of foreclosure and a foreclosure, we transferred ownership of our Executive Park and Grandview II properties, respectively, to the lenders associated with each property.  In January 2011 and June 2011, we sold Westway One and AMEC Paragon I & II, respectively, each located in Houston, Texas.  In July 2011 we sold our Downtown Plaza property, located in Long Beach, California.  We intend to sell at least four other properties during 2011, but in the current economic environment, it is difficult to predict whether these sales will be completed.  There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.

In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  For example, we completed a joint venture arrangement with a third party for our 200 South Wacker property in June 2011. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

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

We are also exploring opportunities and working with various banks to generate both property-level and company-level capital during 2011.  There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.5 billion in principal amount at June 30, 2011, which consists of approximately $2.4 billion of loans secured by mortgages on our properties and $119.1 million of borrowings under the revolving loans outstanding under our credit facility.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of June 30, 2011, all of our debt is fixed rate debt, with the exception of the $119.1 million in revolving loans which bear interest at an annual variable rate, which was equal to approximately 2.94% as of June 30, 2011.  Our loan agreements generally require us to comply with certain reporting and financial covenants.

At June 30, 2011, the stated annual interest rates on our notes payable ranged from 5.02% to 7.78%, with an effective weighted average interest rate of approximately 5.62%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.89%.

We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remains outstanding and in default.  We are in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  We had a non-recourse property loan of approximately $26.0 million, secured by our 4440 El Camino Real property that matured in April 2011 and remained outstanding and in default at     June 30, 2011, but it was paid in full with cash on hand in July 2011.

As of June 30, 2011, we were in default on an additional non-recourse property loan with an outstanding balance of approximately $61.2 million secured by our 17655 Waterview, Gateway 12, Gateway 23 and Southwest Center properties (the “Western Office Portfolio”).  We are currently marketing each of these properties for sale on behalf of the lender.  In the current economic environment, it is difficult to predict whether these sales will be completed and we can provide no assurance that we will be able to sell these properties, which could result in foreclosure or transfer of ownership of the properties to the lender.  As of June 30, 2011, our 1300 Main property is under receivership and is held as security for non-recourse debt of approximately $34.6 million, which is also in default and may result in foreclosure or transfer of ownership of the property to the lender.

At June 30, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  In addition, we believe other non-recourse loans totaling approximately $172.4 million, some of which may have imminent defaults or events of default and are secured by three of our properties, need to be modified during 2011 in order to justify further investment.

At June 30, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from July 2011 to May 2017.  The note payable with a July 2011 maturity date relates to a non-recourse property loan of approximately $6.5 million, secured by our St. Louis Place TIC investment property. We have requested forbearance of 180 days from the lender while new financing is secured.  There is no assurance that the lender will accept this forbearance which could result in foreclosure or transfer of ownership of the property to the lender.

In July 2011 we replaced approximately $188.6 million of borrowings secured by our One Financial Place property, scheduled to mature in August 2011, with approximately $160.0 million of borrowings with an August 2013 maturity date, and the remaining balance of approximately $28.6 million was paid with cash on hand.  In July 2011, we also paid in full the approximate $119.1 million in outstanding borrowings under our credit facility that was scheduled to mature in December 2011 and entered into borrowings of approximately $100.0 million, secured by our One BriarLake Plaza property, that mature in July 2021.  We also entered into a $26.0 million 120-day bridge loan in July 2011.  During the remainder of 2011, we have approximately $231.5 million, or 9%, of our June 30, 2011 outstanding debt maturing.  The $231.5 million due during the remainder of 2011 excludes approximately $95.8 million for the non-recourse loans secured by our 1300 Main property and the Western Office Portfolio which are in default and have a maturity date after 2011, but for which we have received notification from lenders demanding immediate payment.  We have no debt scheduled to mature in 2012.

Credit Facility

Through our operating partnership, Behringer OP, as of June 30, 2011, we had a secured credit agreement providing for secured borrowings up to $125.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are to be supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  As of June 30, 2011, there was approximately $119.1 million outstanding under the revolving loans which bear interest at a rate of LIBOR plus 2.75% per annum, which as of June 30, 2011 was approximately 2.94% per annum.  The borrowings outstanding under the credit facility, scheduled to mature in December 2011, were paid in full on July 22, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.4 million, of which approximately $9.4 million was recognized in the six months ended June 30, 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

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

On both a basic and diluted income per share basis, the $3.1 million gain for the six months ended June 30, 2011 was approximately $0.01 per common share.  On both a basic and diluted income per share basis, the $15.9 million gain for the six months ended June 30, 2010 was approximately $0.05 per common share.  These totals include gains recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the quarter ended June 30, 2011, we fulfilled a pro rata portion of the 482 exceptional redemption requests related to 1,377,089 shares of common stock which were received as of the April 30, 2011 redemption date.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the six months ended June 30, 2011 were approximately $2.1 million for redemption of approximately 471,000 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

The total distributions paid to common stockholders for the six months ended June 30, 2011 and 2010 were approximately $14.8 million and $42.2 million, respectively.  Of the distributions paid to common stockholders for the six months ended June 30, 2011 and 2010, approximately $6.7 million and $19.8 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $8.1 million and $22.4 million to fund the distributions for these periods.  For both the six months ended June 30, 2011 and 2010, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were less than $0.1 million.  For the six months ended June 30, 2011 and 2010, cash provided by operating activities was approximately $6.0 million and $20.7 million, respectively.  For the six months ended June 30, 2011 and 2010, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $2.1 million and $1.6 million, respectively.

The following are the distributions paid and declared to our common stockholders during the six months ended            June 30, 2011 and 2010 (amounts in thousands, except per share amounts):

				Total	Declared
	Distributions Paid			Distributions	Distribution
	Cash	DRP	Total	Declared	Per Share (1)
2011
1st Quarter	$4,063	$3,323	$7,386	$7,389	$0.025
2nd Quarter	4,066	3,333	7,399	7,404	0.025
Total	$8,129	$6,656	$14,785	$14,793	$0.050

2010
1st Quarter	$12,434	$11,371	$23,805	$23,830	$0.081
2nd Quarter	9,888	8,476	18,364	12,864	0.044
Total	$22,322	$19,847	$42,169	$36,694	$0.125

(1)          Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first four months of 2010 of $0.0271 and a declared monthly distribution rate for May 2010 through June 2011 of $0.0083.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio.  As a result, future distributions paid and declared could continue to exceed cash provided by operating activities even though our board of directors lowered our distribution rate in May 2010.  Although we anticipate cash provided by operating activities will be sufficient to fully fund the payment of distributions at the current rate during most quarters, the first half of each year typically requires us to use more cash to pay accrued real estate taxes.  We can provide no assurances that the level of our distributions is sustainable or if we will continue to pay distributions at all, and we may pay some or all of our distributions from other sources.  For example, from time to time, our advisor and its affiliates may agree to continue to waive or defer all, or a portion, of the acquisition, asset management or other fees or incentives due them, enter into lease agreements for unleased space, pay general and administrative expenses or otherwise supplement investor returns in order to increase the amount of cash that we have available to pay distributions to our stockholders.  However, there is no assurance that these other sources will continue to be available to fund distributions.

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

Of our approximately $2.5 billion in notes payable at June 30, 2011, approximately $119.1 million represented debt bearing interest at variable rates.  A 100 basis point increase or decrease in interest rates would result in a net increase or decrease in total annual interest incurred of approximately $1.2 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4.                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended  June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to refinance or repay our existing indebtedness.  Currently, debt that is secured by three of our properties, totaling approximately $258.8 million at June 30, 2011, has already matured or matures over the next twelve months   and we have no debt maturing in 2012.  Due to (1) reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value ratios, we may face significant challenges refinancing our current debt on acceptable terms.

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

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities, but because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have historically been required to pay in distributions has been less than cash flow from operating activities.  However, cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties.  For example, during the six months ended June 30, 2011, our properties required approximately $30.0 million for capital expenditures (excluding real estate under development) and the net cash required to fund distributions to our common stockholders was approximately $8.1 million, but because we typically use more cash during the first half of each year to pay accrued real estate taxes, we have lower cash provided by operating activities during the first half of 2011.  As a result, some of the net cash required for distributions and capital expenditures was funded from cash on hand.

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

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia represent approximately 47% of the net operating income, which represents property revenue less property related expenses, generated during the three months ended June 30, 2011, by our properties owned as of June 30, 2011.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

Co-venture partners, co-tenants or other partners in co-ownership arrangements that we may enter into could take actions that decrease the value of an investment to us and lower your overall return.

As of June 30 2011, we had three joint ventures with third parties and two of our properties were owned in a TIC structure, and we may enter into additional joint ventures, tenant-in-common investments or other co-ownership arrangements with other third parties or Behringer Harvard-sponsored programs.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  In certain instances, we will not be, and generally do not expect to be, in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity in such joint venture investments.  Consequently, these investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  During the quarter ended June 30, 2011, we fulfilled a pro rata portion of the 482 exceptional redemption requests related to 1,377,089 shares of common stock which were received as of the April 30, 2011 redemption date.  If redemption requests exceed the budget for the applicable redemption period, we redeem shares on a pro rata basis for the applicable redemption period, and any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the six months ended June 30, 2011 were approximately $2.1 million for redemption of approximately 471,000 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended June 30, 2011 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
April 2011	—	$—	—	(1)
May 2011	237,097	$4.55	237,097	(1)
June 2011	—	$—	—	(1)

(1)  A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.            Defaults upon Senior Securities.

None.

Item 4.            (Removed and Reserved).

Item 5.            Other Information.

Second Amended and Restated Bylaws

On August 4, 2011, our board of directors adopted the Second Amended and Restated Bylaws of the Company to (1) eliminate any inconsistencies resulting from the amendment and restatement of our charter, as approved by our stockholders at the Annual Meeting held on June 24, 2011, which, among other things, removed certain provisions that were originally included in the charter to comply with the Statement of Policy Regarding Real Estate Investment Trusts promulgated by the North American Securities Administrators Association, Inc., known as the “NASAA REIT Guidelines,” (2) provide that holders of shares entitled to cast a majority of the votes entitled to be cast on a matter may cause us to call a special meeting of stockholders for the purpose of acting on such matter and (3) make certain other formatting or corrective changes.

The amendment and restatement of our charter was described in our definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011. The foregoing description of the Second Amended and Restated Bylaws of the Company, which became effective immediately, does not purport to be complete in scope and is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws of the Company, which are filed as Exhibit 3.2 hereto and are incorporated into this report by reference.

Declaration of Distributions

On August 4, 2011, our board of directors authorized distributions payable to stockholders of record on August 31, 2011. Distributions payable to each stockholder of record will be paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On August 4, 2011, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the third quarter of 2011.  In doing so, our advisor waived our obligation to pay approximately $1.4 million in additional asset management fees that would otherwise become due and payable during the third quarter of 2011 (based on assets held as of July 1, 2011).

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.4 hereto and is incorporated into this report by reference.

Item 6.            Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: August 8, 2011	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)

3.2	Second Amended and Restated Bylaws (filed herewith)

4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Letter Agreement, dated May 5, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on March 8, 2011)

10.2	Letter Agreement, dated August 4, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

101 **

The following financial information from Behringer Harvard REIT I, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June  30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

**     As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.