Form 10-Q
period 2011-09-30
BEHRINGER HARVARD REIT I INC
filed 2011-11-10
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, Behringer Harvard REIT I, Inc. had 297,007,110 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2011

PART I
FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Behringer Harvard REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Real estate
Land	$437,005	$463,972
Buildings, net	2,584,057	2,904,309
Total real estate	3,021,062	3,368,281

Cash and cash equivalents	35,113	139,139
Restricted cash	96,606	99,206
Accounts receivable, net	101,036	94,204
Prepaid expenses and other assets	10,726	10,245
Investments in unconsolidated entities	71,958	68,996
Deferred financing fees, net	16,578	14,916
Notes receivable	—	10,359
Lease intangibles, net	266,649	313,234
Assets associated with real estate held for sale	11,000	30,725
Total assets	$3,630,728	$4,149,305

Liabilities and equity

Liabilities
Notes payable	$2,433,809	$2,720,858
Accounts payable	2,901	1,543
Payables to related parties	1,532	2,217
Acquired below-market leases, net	74,317	97,902
Distributions payable	2,477	2,464
Accrued liabilities	123,315	137,076
Deferred tax liabilities	2,736	3,067
Other liabilities	17,023	17,680
Obligations associated with real estate held for sale	113	—
Total liabilities	2,658,223	2,982,807

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 296,764,257 and 295,276,170 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	30	29
Additional paid-in capital	2,637,483	2,632,290
Cumulative distributions and net loss attributable to common stockholders	(1,671,076)	(1,472,068)
Accumulated other comprehensive loss	(277)	—
Stockholders’ equity	966,160	1,160,251
Noncontrolling interests	6,345	6,247
Total equity	972,505	1,166,498
Total liabilities and equity	$3,630,728	$4,149,305

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Rental revenue	$117,211	$124,989	$366,441	$378,501

Expenses
Property operating expenses	36,689	34,522	109,872	110,590
Interest expense	36,703	39,461	112,657	117,174
Real estate taxes	17,535	18,103	50,962	55,167
Property management fees	3,411	3,760	10,469	11,398
Asset management fees	4,837	4,628	14,567	13,501
Asset impairment losses	79,629	7,232	86,156	12,348
Goodwill impairment losses	—	—	—	11,470
General and administrative	2,503	1,972	8,013	7,780
Depreciation and amortization	51,832	54,434	165,012	166,196
Total expenses	233,139	164,112	557,708	505,624

Interest and other income	167	357	3,300	1,148
Gain on troubled debt restructuring	—	—	1,008	9,390
Loss from continuing operations before income taxes, equity in earnings (losses) of investments and gain on sale of assets	(115,761)	(38,766)	(186,959)	(116,585)

Provision for income taxes	(128)	(1,678)	(183)	(2,806)
Equity in earnings (losses) of investments	(2,779)	324	(2,186)	865
Loss from continuing operations	(118,668)	(40,120)	(189,328)	(118,526)

Discontinued operations:

Loss from discontinued operations	(1,815)	(38,496)	(5,239)	(77,076)
Gain on sale of discontinued operations	15,347	2,755	15,986	2,755
Income (loss) from discontinued operations	13,532	(35,741)	10,747	(74,321)

Gain on sale of assets	—	—	1,385	—

Net loss	(105,136)	(75,861)	(177,196)	(192,847)

Net (income) loss attributable to noncontrolling interests
Add: Net loss attributable to noncontrolling interest
Noncontrolling interests in continuing operations	162	213	408	606
Noncontrolling interests in discontinued operations	(11)	3	(13)	(7)

Net loss attributable to common stockholders	$(104,985)	$(75,645)	$(176,801)	$(192,248)

Basic and diluted weighted average common shares outstanding	296,578,847	294,546,412	296,107,513	293,901,139

Basic and diluted loss per common share:
Continuing operations	$(0.40)	$(0.14)	$(0.64)	$(0.40)
Discontinued operations	0.05	(0.12)	0.04	(0.25)
Basic and diluted loss per common share	$(0.35)	$(0.26)	$(0.60)	$(0.65)

Amounts attributable to common stockholders:
Continuing operations	$(118,506)	$(39,907)	$(187,535)	$(117,920)
Discontinued operations	13,521	(35,738)	10,734	(74,328)
Net loss attributable to common stockholders	$(104,985)	$(75,645)	$(176,801)	$(192,248)

Comprehensive loss:
Net loss	$(105,136)	$(75,861)	$(177,196)	$(192,847)
Other comprehensive income:
Reclassification of unrealized loss on interest rate swaps to earnings	—	369	—	1,105
Unrealized gain (loss) on interest rate swaps	(277)	869	(277)	2,516
Total other comprehensive income	(277)	1,238	(277)	3,621

Comprehensive loss	(105,413)	(74,623)	(177,473)	(189,226)
Comprehensive loss attributable to noncontrolling interests	151	213	395	593
Comprehensive loss attributable to common stockholders	$(105,262)	$(74,410)	$(177,078)	$(188,633)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity
For the nine months ended September 30, 2011

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Comprehensive loss:
Net loss	—	—	—	—	—	(176,801)	—	(395)	(177,196)
Unrealized loss on interest rate swap	—	—	—	—	—	—	(277)	—	(277)
Total comprehensive loss									(177,473)

Redemption of common stock	—	—	(706)	—	(3,212)	—	—	—	(3,212)
Distributions declared	—	—	—	—	—	(22,207)	—	(38)	(22,245)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,194	1	9,983	—	—	—	9,984
Cost of share issuance	—	—	—	—	(11)	—	—	—	(11)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at September 30, 2011	1	$—	296,764	$30	$2,637,483	$(1,671,076)	$(277)	$6,345	$972,505

For the nine months ended September 30, 2010

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(192,248)	—	(599)	(192,847)
Reclassification of unrealized loss to earnings	—	—	—	—	—	—	1,103	2	1,105
Unrealized gain on interest rate swap	—	—	—	—	—	—	2,512	4	2,516
Total comprehensive loss									(189,226)

Redemption of common stock	—	—	(767)	—	(6,099)	—	—	—	(6,099)
Distributions declared	—	—	—	—	—	(44,058)	—	(2,172)	(46,230)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,016	—	23,175	—	—	—	23,175
Cost of share issuance	—	—	—	—	(12)	—	—	—	(12)

Balance at September 30, 2010	1	$—	294,743	$29	$2,630,025	$(1,426,439)	$(1,103)	$6,405	$1,208,917

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net loss	$(177,196)	$(192,847)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	88,986	82,345
Goodwill impairment losses	—	11,470
Gain on sale of assets	(1,385)	—
Gain on sale of discontinued operations	(15,986)	(2,755)
Gains on troubled debt restructuring	(4,907)	(15,941)
Gain on derivatives	—	(153)
Depreciation and amortization	168,515	181,515
Amortization of lease intangibles	1,297	1,240
Amortization of above/below market rent	(15,400)	(9,012)
Amortization of deferred financing and mark-to-market costs	4,045	6,448
Equity in (earnings) losses of investments	2,186	(865)
Distributions from investments	501	701
Change in accounts receivable	(16,269)	(7,558)
Change in prepaid expenses and other assets	(2,416)	(4,662)
Change in lease commissions	(24,476)	(18,812)
Change in other lease intangibles	(2,243)	(1,839)
Change in accounts payable	1,600	(133)
Change in accrued liabilities	(2,386)	10,900
Change in other liabilities	2,398	2,416
Change in payables to related parties	(685)	(172)
Cash provided by operating activities	6,179	42,286

Cash flows from investing activities
Return of investments	561	664
Purchases of real estate	(1,035)	—
Investments in unconsolidated entities	(4,057)	—
Capital expenditures for real estate	(42,893)	(31,824)
Capital expenditures for real estate under development	—	(5,714)
Proceeds from notes receivable	10,355	610
Proceeds from sale of discontinued operations	91,367	19,212
Proceeds from sale of assets	92,982	—
Change in restricted cash	2,600	12,626
Cash provided by (used in) investing activities	149,880	(4,426)

Cash flows from financing activities
Financing costs	(6,174)	—
Proceeds from notes payable	286,000	—
Payments on notes payable	(524,377)	(54,446)
Payments on capital lease obligations	(61)	(55)
Redemptions of common stock	(3,212)	(6,099)
Offering costs	(11)	(13)
Distributions to common stockholders	(12,212)	(26,354)
Distributions to noncontrolling interests	(38)	(2,178)
Cash used in financing activities	(260,085)	(89,145)

Net change in cash and cash equivalents	(104,026)	(51,285)
Cash and cash equivalents at beginning of period	139,139	179,583
Cash and cash equivalents at end of period	$35,113	$128,298

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily operate institutional quality real estate.  In particular, we have generally focused on acquiring what we believe are institutional quality office properties that have premier business addresses, mainly in metropolitan cities and select suburban markets in the United States, are of high quality construction, offer personalized amenities and are leased to highly creditworthy commercial tenants.  As of September 30, 2011, we owned interests in 58 properties located in 21 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or liquidating our assets.  Depending upon then prevailing market conditions, our management may consider beginning the process of listing or liquidating prior to 2013.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended September 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2011 and December 31, 2010 and our results of operations and our cash flows for the periods ended September 30, 2011 and 2010.  These adjustments are of a normal recurring nature.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Real Estate

As of September 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of September 30, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,185,362	$486,226	$37,216	$(146,800)
Less: accumulated depreciation and amortization	(601,305)	(235,169)	(21,624)	72,483
Net	$2,584,057	$251,057	$15,592	$(74,317)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,430,506	$538,155	$54,013	$(170,912)
Less: accumulated depreciation and amortization	(526,197)	(245,210)	(33,724)	73,010
Net	$2,904,309	$292,945	$20,289	$(97,902)

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

October - December 2011	$9,016
2012	$29,260
2013	$21,955
2014	$18,230
2015	$12,549

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Straight-line rental revenue receivable	$92,379	$83,738
Tenant receivables	11,759	12,639
Non-tenant receivables	343	1,025
Allowance for doubtful accounts	(3,445)	(3,198)
Total	$101,036	$94,204

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended September 30, 2011 and 2010, we recorded non-cash impairment charges of approximately $82.0 million and $41.8 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  For the nine months ended September 30, 2011 and 2010, we recorded non-cash impairment charges of approximately $89.0 million and $77.2 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  Primarily, changes in management’s estimate of the intended hold periods for certain of our properties resulted in an assessment of these properties for impairment for both the current year and the prior year periods.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, tenant-in-common (“TIC”) interest or other similar investment structure, at each reporting date, we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There was no impairment charge related to a change in the fair value of our investments in unconsolidated entities for the three months ended September 30, 2011 or 2010.  For the nine months ended September 30, 2011, we had no impairment charges related to a change in the fair value of our investments in unconsolidated entities and for the nine months ended September 30, 2010, we recorded non-cash impairment charges of approximately $5.1 million related to the impairment of our investments in unconsolidated entities.

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

In connection with estimating the value of our outstanding common stock on May 17, 2010, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero, and approximately $11.5 million was charged to impairment expense during the second quarter of 2010.  The goodwill consisted of goodwill recorded in connection with our purchase of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”) through a business combination that was completed on December 12, 2007.

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $16.6 million and $14.9 million at September 30, 2011 and December 31, 2010, respectively.  Accumulated amortization of deferred financing fees was approximately $15.4 million and $16.8 million as of September 30, 2011 and December 31, 2010, respectively.

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of September 30, 2011 and December 31, 2010, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended September 30, 2011 and 2010 was approximately $6.7 million and $3.3 million, respectively, and includes amounts recognized in discontinued operations.   The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2011 and 2010 was approximately $17.9 million and $11.1 million, respectively, and includes amounts recognized in discontinued operations.   As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2011 and 2010 was approximately $2.9 million and $3.0 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2011 and 2010 was approximately $15.4 million and $9.0 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.8 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, which includes amounts recognized in discontinued operations. We recognized lease termination fees of approximately $6.4 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively, which includes amounts recognized in discontinued operations.

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

As of September 30, 2011, we have deferred tax liabilities of approximately $2.7 million and deferred tax assets of approximately $0.3 million related to various state taxing jurisdictions.  At December 31, 2010, we had deferred tax liabilities of approximately $3.1 million and deferred tax assets of approximately $0.4 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold, together with the accrued interest and penalties, in the financial statements as a component of the benefit (provision) for income taxes. For the three months ended September 30, 2011 we recognized a benefit from income taxes, including amounts recognized in discontinued operations, of approximately $0.3 million related to certain state and local income taxes.  For the three months ended September 30, 2010 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $1.6 million related to certain state and local income taxes.  For the nine months ended September 30, 2011 and 2010 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.2 million and $2.8 million, respectively, related to certain state and local income taxes.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We adopted the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.

In April 2011, the FASB issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.  This guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

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

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (loss) (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and the components of OCI are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our financial statements or disclosures.

5.             Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative financial instruments

Currently, we use interest rate caps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2011 (in thousands).  We had no derivative financial

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

instruments as of December 31, 2010.  Our derivative financial instruments are included in “prepaid expenses and other assets” on our condensed consolidated balance sheet.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
as of September 30, 2011
Derivative financial instruments	$39	$—	$39	$—

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

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable	Total
	of Assets	Identical Items	Inputs	Inputs	Gains/
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)	(Losses) (1) (2)
as of September 30, 2011
Real estate	$185,600	$—	$—	$185,600	$(86,156)
Real estate held for sale	$11,000	$—	$11,000	$—	$(2,359)

as of December 31, 2010
Real estate	$99,282	$—	$—	$99,282	$(42,661)
Real estate held for sale	$30,000	$—	$—	$30,000	$(2,266)
Investments in unconsolidated entitites	$47,909	$—	$—	$47,909	$(5,116)
Goodwill	$—	$—	$—	$—	$(11,470)

(1)	Excludes approximately $0.5 million and $37.8 million in impairment losses of our discontinued operations as of September 30, 2011 and December 31, 2010, respectively.

(2)

The December 31, 2010 amount includes approximately $37.7 million in impairment losses for properties that were disposed of or held for sale and included in discontinued operations subsequent to December 31, 2010.

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.4 billion in principal amount as of September 30, 2011 had a fair value of approximately $2.2 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on September 30, 2011.  Notes payable totaling approximately $2.7 billion in principal amount as of December 31, 2010 had a fair value of approximately $2.5 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2010.  The carrying value of our notes receivable at December 31, 2010 reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities at December 31, 2010.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other financial instruments held at September 30, 2011 and December 31, 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, payables to related parties, accrued liabilities, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

6.             Real Estate Activities

Dispositions

On January 6, 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $1.0 million.  Prior to the transaction, the loan had an outstanding balance of approximately $5.6 million and a scheduled maturity date of October 2010.  Executive Park is located in Louisville, Kentucky, and consists of approximately 109,000 rentable square feet.

On January 27, 2011, we sold our Westway One property to an unaffiliated third party for a contract sales price of approximately $31.0 million.  Proceeds of approximately $30.6 million from the sale were used to pay down a portion of the outstanding balance on our previous credit facility.  As of December 31, 2010, our Westway One property was classified as held for sale.  Westway One is located in Houston, Texas, and consists of approximately 144,000 rentable square feet.

On February 25, 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with this property, resulting in a gain on troubled debt restructuring of approximately $1.1 million.  Prior to the transaction, the loan had an outstanding balance of approximately $17.0 million and a scheduled maturity date of November 2016.  Grandview II is located in Birmingham, Alabama, and consists of approximately 149,000 rentable square feet.

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

On June 30, 2011, we sold our AMEC Paragon I & II property to an unaffiliated third party for a contract sales price of approximately $25.0 million.  No gain or loss on the sale was recognized.  AMEC Paragon I & II consists of two buildings located in Houston, Texas, with approximately 227,000 combined square feet.

On July 22, 2011, we sold our Downtown Plaza property to an unaffiliated third party for a contract sales price of approximately $12.8 million, resulting in a gain on sale of approximately $5.6 million.  Downtown Plaza is located in Long Beach, California, and consists of approximately 100,000 square feet.

On August 17, 2011, we sold our 1300 Main property to an unaffiliated third party for a contract sales price of approximately $38.0 million, resulting in a gain on sale of approximately $4.6 million and a gain on troubled debt restructuring of approximately $1.6 million.  1300 Main is located in Houston, Texas and consists of approximately 507,000 square feet.

On August 24, 2011, we sold our Gateway 12 and Gateway 23 properties to an unaffiliated third party for a total contract sales price of approximately $19.4 million, resulting in a gain on sale of approximately $5.1 million.  Gateway 12 and Gateway 23 are located in Diamond Bar, California, and consist of approximately 113,000 combined square feet.

Held for Sale

 As of September 30, 2011, our Southwest Center property met each of the held for sale classification criteria and was classified as held for sale on September 30, 2011. The results of operations are reflected as discontinued operations for all periods presented.  Southwest Center is located in Tigard, Oregon, and consists of approximately 89,000 square feet.

7.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office properties, our noncontrolling 60% interest in the Wanamaker Building and our noncontrolling 9.82% interest in 200 South Wacker.  During the nine months ended September 30, 2011, we have acquired an additional 6.73% TIC interest in the Alamo Plaza property.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a summary of our investments in unconsolidated entities as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Property Name	Ownership Interest	Ownership Interest	September 30, 2011	December 31, 2010

Wanamaker Building	60.00%	60.00%	$48,262	$47,826
Alamo Plaza	40.66%	33.93%	14,186	11,568
St. Louis Place	35.71%	35.71%	6,498	9,602
200 South Wacker	9.82%	100.00%	3,012	—
Total			$71,958	$68,996

For the three months ended September 30, 2011 we recorded approximately $2.8 million of equity in losses from our investments in unconsolidated entities as compared to approximately $0.3 million of equity in earnings from our investments in unconsolidated entities for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, we recorded approximately $2.2 million of equity in losses from our investments in unconsolidated entities as compared to approximately $0.9 million of equity in earnings from our investments in unconsolidated entities for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010 we recorded approximately $1.1 million and $1.4 million of distributions from our investments in unconsolidated entities.  Our equity in earnings (losses) from these investments for the three and nine months ended September 30, 2011 and 2010 represents our proportionate share of the combined earnings (losses) for the period of our ownership. In September 2011, our St. Louis property, a TIC property in which we own a 35.71% interest, recorded a non-cash impairment charge of approximately $8.4 million related to a change in management’s estimate of intended hold period.  Our approximate $3.0 million portion of this impairment charge is reflected within our equity in losses of investments in the three and nine months ended September 30, 2011.

8.             Noncontrolling Interests

The following table is a summary of our noncontrolling interests (in thousands):

	September 30,	December 31,
	2011	2010

Noncontrolling interests in real estate properties	$5,353	$4,961
Limited partnership units	990	1,280
IPC (US), Inc. preferred shares	2	6
Total	$6,345	$6,247

9.             Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we have used interest rate caps and swaps as part of our interest rate risk management strategy.  Our interest rate caps and swaps involve the receipt of variable-rate amounts from counterparties in exchange for us making capped-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

As of September 30, 2011, we have two interest rate cap agreements, one with a notional value of $90.0 million and one with a notional value of $70.0 million.  These caps were entered into to cap the interest rate on $160.0 million of borrowings secured by our One Financial Place property.  Under the cap agreements, one-month LIBOR is capped at 1.75% until August 14, 2012 and capped at 2.0% from August 15, 2012 until maturity at August 15, 2013.

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of September 30, 2011.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2011, but do not represent exposure to credit, interest rate, or market risks:

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” on our condensed consolidated balance sheet, as of September 30, 2011 and December 31, 2010 (in thousands):

	Derivative Assets
	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate caps	$39	$—

Total derivative assets	$39	$—

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate cap	$(277)	$—	$(277)	$—
Interest rate swap	—	869	—	2,516
Total	$(277)	$869	$(277)	$2,516

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest expense (1)	$—	$942	$—	$2,816
Interest expense (2)	—	369	—	1,105
Total	$—	$1,311	$—	$3,921

(1)   Increase in fair value as a result of accrued interest associated with our cap and swap transactions are recorded in OCI and subsequently reclassified into income.  Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

(2)   Represents amortization of a discontinued cash flow hedge.

Over time the unrealized loss of approximately $0.3 million in accumulated OCI at September 30, 2011 will be reclassified to earnings, approximately $0.1 million of which is expected to be reclassified over the next twelve months.

10.          Notes Payable

Our notes payable was approximately $2.4 billion in principal amount at September 30, 2011, which consists of approximately $2.4 billion of loans secured by mortgages on our properties and a $26.0 million unsecured bridge loan.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of September 30, 2011, all of our debt is fixed rate debt, with the exception of $186.0 million in debt which bears interest at a variable rate.

In July 2011, we replaced approximately $188.6 million of borrowings secured by our One Financial Place property, scheduled to mature in August 2011, with approximately $160.0 million of borrowings with an August 2013 maturity date, and the remaining balance of approximately $28.6 million was paid with cash on hand.  In July 2011, we also paid in full the approximate $119.1 million in outstanding borrowings under our previous credit facility that was scheduled to mature in December 2011 with

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

proceeds from new borrowings of approximately $100.0 million, secured by our One BriarLake Plaza property, that mature in August 2021 and approximately $19.1 million of cash on hand.  We also entered into a $26.0 million 120-day bridge loan in July 2011.

At September 30, 2011, the stated annual interest rates on our notes payable ranged from 2.75% to 9.80%, with an effective weighted average interest rate of approximately 5.76%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 6.08%.

We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property, that matured in November 2010 and remains outstanding and in default.  On October 7, 2011, a receiver was appointed for this property.  However, we are still in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount which could result in foreclosure or transfer of ownership of the property to the lender.

Our proportionate share of a non-recourse property loan secured by our St. Louis Place TIC investment property is approximately $6.5 million and matured in July 2011.  Behringer Harvard TIC Management Services LP, the St. Louis Place property manager and asset manager, is in discussions with the lender to restructure this loan.  There is no assurance that this loan will be restructured, which could result in foreclosure or transfer of ownership of the property to the lender.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  However, as of September 30, 2011, we were in default on a non-recourse property loan with an outstanding balance of approximately $42.5 million secured by our 17655 Waterview and Southwest Center properties (the “Western Office Portfolio”).  We are currently marketing both of these properties for sale on behalf of the lender.  We can provide no assurance that we will be able to sell these properties, which could result in foreclosure or transfer of ownership of the properties to the lender.  As of September 30, 2011, we were also in default on a non-recourse property loan with an outstanding balance of approximately $82.0 million secured by our Resurgens Plaza property.  On November 1, 2011, a receiver was appointed for this property.  However, we are still in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  At September 30, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  In addition, we believe two non-recourse loans, totaling approximately $100.1 million and secured by two properties, may have imminent defaults or events of default and need to be modified in the near future in order to justify further investment.

At September 30, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from November 2011 to August 2021.  The notes payable with November 2011 maturity dates relate to non-recourse property loans of approximately $225.0 million, secured by our 10 & 120 South Riverside property, and a non-recourse unsecured $26.0 million bridge loan. Each of these loans was paid in full in October 2011 with proceeds from our new credit facility, which is described below.  This $251.0 million due in the remainder of 2011 excludes approximately $124.5 million for the non-recourse loans secured by our Western Office Portfolio and Resurgens Plaza which are in default and have maturity dates after 2011, but we have received notification from the lenders demanding immediate payment.  We have no debt scheduled to mature in 2012.

The following table summarizes our notes payable as of September 30, 2011 (in thousands):

Principal payments due in:
October - December 2011	$289,379
2012	23,450
2013	230,441
2014	59,293
2015	583,620
Thereafter	1,249,547
unamortized discount	(1,921)
Total	$2,433,809

The table above reflects the loan secured by our Western Office Portfolio and Resurgens Plaza using the original maturity dates.  If these loans were shown as payable as of October 1, 2011, the principal payments in 2011 would increase by

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

approximately $124.3 million, while principal payments in 2012, 2013, 2014, 2015 and thereafter would decrease by approximately $1.6 million, $1.6 million, $1.7 million, $41.6 million and $77.8 million, respectively.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a new secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the new credit facility and granted a first mortgage or deed of trust on its real property as security for the new credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  At closing, we chose one-month LIBOR plus 300 basis points which equates to an annual interest rate of 3.24%.  In connection with the new credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings.  At closing, the term loan was fully funded and we drew $57.0 million under the revolving line of credit.  Proceeds from the credit facility were used to pay off the loans secured by our 10 & 120 South Riverside property and our unsecured bridge loan.  Each of these loans was scheduled to mature in November 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.4 million, of which approximately $9.4 million was recognized in the first quarter of 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

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

In August 2011, we sold our 1300 Main property, which was held in receivership at the date of sale.  All proceeds were used to fully settle the related debt at a discount and resulted in a gain on troubled debt restructuring of approximately $1.6 million which is included in income from discontinued operations.

For the three months ended September 30, 2011, the $1.4 million gain on troubled debt restructuring was approximately $0.00 per common share on both a basic and diluted income per share basis.  We had no gain on troubled debt restructuring for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, the gain on troubled debt restructuring of approximately $4.6 million and $15.9 million, respectively, was approximately $0.02 and $0.05 per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

11.          Stockholders’ Equity

Capitalization

As of September 30, 2011, we had 296,764,257 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 31,695,508 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 11,826,881 shares repurchased.  As of September 30, 2011, Behringer Harvard REIT I, Inc. had no shares of preferred stock issued and outstanding and had options to purchase 104,500 shares of common stock outstanding at a weighted average exercise price of $7.89 per share.  At September 30, 2011, Behringer OP had 432,586 units of limited partnership interest held by third

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered in 2012 proportional to each redemption period.  During the quarter ended September 30, 2011, we redeemed 234,624 shares, which represents a pro rata portion of the 547 exceptional redemption requests received as of the July 31, 2011 redemption date.  The price of the shares redeemed during the quarter was $4.55 per share.  Requests to redeem a total of 1,546,966 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,312,342 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the nine months ended September 30, 2011 were approximately $3.2 million for redemption of approximately 706,000 shares and were funded from cash on hand.  Cash amounts paid to stockholders for redemption requests during the nine months ended September 30, 2010 were approximately $6.1 million for redemption of approximately 767,000 shares and were funded from cash on hand. Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of September 30, 2011, we had outstanding to the independent members of the board of directors options to purchase 104,500 shares of our common stock at a weighted average exercise price of $7.89 per share.  These options have a maximum term of ten years, except for the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan. Those options are exercisable and expire as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the three and nine month periods ended September 30, 2011 and 2010.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  For both the nine month periods ended September 30, 2011 and 2010, distributions declared and recorded as a reduction to noncontrolling interests in connection with the Behringer OP limited partnership units were less than $0.1 million.  Distributions declared and payable as of September 30, 2011 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and the Behringer OP limited partnership units during the nine months ended September 30, 2011 and 2010 (in thousands):

2011	Total	Cash	DRP
1st Quarter	$7,401	$4,081	$3,320
2nd Quarter	7,414	4,078	3,336
3rd Quarter	7,426	4,105	3,321
Total	$22,241	$12,264	$9,977

2010
1st Quarter	$23,866	$12,598	$11,268
2nd Quarter	12,882	7,015	5,867
3rd Quarter	7,375	4,045	3,330
Total	$44,123	$23,658	$20,465

12.          Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt when acquired, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned approximately $0.1 million in acquisition and advisory fees or reimbursement of expenses in the nine months ended September 30, 2011, and no acquisition and advisory fees or reimbursement of expenses were earned in the nine months ended September 30, 2010.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  Behringer Advisors earned approximately $2.7 million of debt financing fees for the nine months ended September 30, 2011 and no debt financing fees for the nine months ended September 30, 2010.

HPT Management Services, LLC (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $10.8 million and $12.6 million in the nine month periods ended September 30, 2011 and 2010, respectively, for the services provided by

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

HPT Management in connection with our properties, including property management fees associated with our sold and held for sale properties which are classified in discontinued operations.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  For both of the nine month periods ended September 30, 2011 and 2010, we incurred and expensed approximately $15.1 million of asset management fees, including asset management fees associated with our sold and held for sale properties which are classified in discontinued operations.  Asset management fees of approximately $4.9 million were waived for the nine months ended September 30, 2011.  Asset management fees of approximately $6.8 million were waived for the nine months ended September 30, 2010.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.  For the nine months ended September 30, 2011 and 2010, we incurred and expensed approximately $21.6 million and $23.5 million, respectively, for reimbursement of these costs and expenses to Behringer Advisors and HPT Management.

At September 30, 2011 and December 31, 2010, we had payables to related parties of approximately $1.5 million and $2.2 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we will pay the advisor, or its affiliates, an amount equal to the lesser of (subject to the limitation set forth below): (a) one-half of the brokerage commission paid, or (b) 3% of the sales price of each property sold.  This fee will not be earned or paid unless and until our stockholders have received total distributions (excluding the 10% stock dividend) in an amount equal to or greater than the sum of the aggregate capital contributed by stockholders plus a 9% annual, cumulative, non-compounded return thereon.  Subordinated disposition fees that are not earned and payable at the date of sale are reflected as a contingent liability which will be earned and paid when the above condition has been satisfied, if ever. Based on sales of properties through September 30, 2011, if all the conditions above were met, Behringer Advisors would be paid approximately $2.8 million in disposition fees.

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

13.          Commitments and Contingencies

As of September 30, 2011, we had commitments of approximately $62.8 million for future tenant improvements and leasing commissions.

Behringer Advisors or its affiliates will be paid disposition fees if the advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  Based on sales of properties through September 30, 2011, if all conditions were met, Behringer Advisors would be paid approximately $2.8 million in disposition fees.  For a description of the conditions for payment, see Footnote 12 above.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2011 and 2010: (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Interest paid, net of amounts capitalized	$108,537	$120,847
Income taxes paid	$2,026	$2,052

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$14,042	$8,684
Transfer of real estate and lease intangibles through cancellation of debt	$21,346	$19,055

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$9,983	$23,175
Mortgage notes assumed by the Company	$2,092	$—
Accrual for distributions declared	$2,477	$2,460
Mortgage notes assumed by purchaser	$28,754	$42,606
Cancellation of debt through transfer of real estate	$22,260	$26,323

15.          Discontinued Operations and Real Estate Held for Sale

During the nine months ended September 30, 2011, we sold six properties and transferred ownership of two properties to their respective lenders pursuant to a deed-in-lieu of foreclosure and a foreclosure.  During the year ended December 31, 2010, we sold five properties and transferred ownership of two properties to their respective lenders pursuant to deeds-in-lieu of foreclosure.  At September 30, 2011, our Southwest Center property was classified as held for sale.  The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental revenue	$1,362	$13,016	$8,722	$40,666

Expenses
Property operating expenses	545	4,846	2,962	14,111
Interest expense	1,035	5,810	5,879	17,160
Real estate taxes	314	1,499	1,554	5,044
Property and asset management fees	167	850	821	2,651
Asset impairment losses	2,359	34,580	2,830	69,997
Depreciation and amortization	629	3,969	3,503	15,319
Total expenses	5,049	51,554	17,549	124,282

Beneift from income taxes	431	43	—	30
Gain on troubled debt restructuring	1,441	—	3,582	6,508
Interest and other income (expense)	—	(1)	6	2

Loss from discontinued operations	$(1,815)	$(38,496)	$(5,239)	$(77,076)

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2011 our Southwest Center property was held for sale.  As of December 31, 2010, our Westway One property was held for sale. The major classes of assets and liabilities of real estate held for sale as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$1,405	$3,400
Buildings, net	8,722	24,267
Accounts receivable and other assets, net	442	502
Lease intangibles, net	431	2,556
Assets associated with real estate held for sale	$11,000	$30,725

Accrued liabilities	$113	$—
Obligations associated with real estate held for sale	$113	$—

16.          Subsequent Events

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a new secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the new credit facility and granted a first mortgage or deed of trust on its real property as security for the new credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  At closing, we chose one-month LIBOR plus 300 basis points which equates to an annual interest rate of 3.24%.  In connection with the new credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings.  At closing, the term loan was fully funded and we drew $57.0 million under the revolving line of credit.  Proceeds from the credit facility were used to pay off the loans secured by our 10 & 120 South Riverside property and our unsecured bridge loan.  Each of these loans was scheduled to mature in November 2011.

On November 8, 2011, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the fourth quarter of 2011.  In doing so, our advisor waived our obligation to pay approximately $1.3 million in additional asset management fees that would otherwise become due and payable during the fourth quarter of 2011 (based on assets held as of October 1, 2011).

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

•              the need to invest additional equity in connection with debt refinancing as a result of reduced asset values and requirements to reduce overall leverage;

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of the above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Overview

We are externally managed and advised by Behringer Advisors, LLC (“Behringer Advisors”).  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.  Substantially all of our business is conducted through our operating partnership, Behringer Harvard Operating Partnership I LP (“Behringer OP”).  At September 30, 2011 we owned interests in 58 properties with approximately 22.4 million rentable square feet, including our Southwest Center property which was classified as held for sale at September 30, 2011.

Adverse economic conditions continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of:  (1) a decrease in rental rates for new leases which have been less than the rates for in-place leases; (2) the amount of tenant concessions we have been required to provide; and (3) a decline in our overall portfolio occupancy since late 2008.  As a result of the deterioration of our rental revenue, we continue to focus on managing cash, strategically selling assets, and sourcing and closing on other property and company level capital.

Cash Conservation.  At September 30, 2011, we had cash and restricted cash of approximately $35.1 million and $96.6 million, respectively.  We anticipate using our existing cash and restricted cash to fund leasing and other property operating costs.  Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant improvements, leasing commissions, property taxes and property insurance.  Given the approximate $62.8 million of commitments we have for future tenant improvements and leasing commissions as of September 30, 2011, we expect our cash and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales and draws under our new credit facility.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to protest our real estate taxes on an annual basis, and structured leases to conserve capital. We have also benefited from a waiver of asset management fees owed to Behringer Advisors.

Strategic Asset Sales.  We believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when a property has limited or no equity with a near-term debt maturity, when a property has equity but the projected returns do not justify further investment or when we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  See “Liquidity and Capital Resources — General” for a more detailed discussion of our strategic asset sales.

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital.  For example, in June 2011, we completed a joint venture arrangement with a third party for our 200 South Wacker property and in October 2011, we obtained a new $340.0 million credit facility.

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

During the three months ended September 30, 2011, we had approximately 0.9 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 1.2 million square feet with an average net rent that was approximately $2.33 per square foot per year, or 13%, lower than expiring rent.  Renewals were approximately 603,000 square feet with leasing costs of approximately $24.99 per square foot with an average term of approximately 8.5 years.  Expansions were approximately 76,000 square feet with leasing costs of approximately $22.20 per square foot with an average term of approximately 5.2 years. New leases totaled approximately 551,000 square feet with leasing costs of approximately $42.50 per square foot with an average term of approximately 6.1 years.  During the three months ended September 30, 2011, our lease renewals represented 61% of expiring leases and 67% of expiring square feet.

During the nine months ended September 30, 2011, we had approximately 2.9 million square feet of leases that expired.  We executed renewals, expansions and new leases totaling approximately 3.0 million square feet with an average net rent that was approximately $1.47 per square foot per year, or 9%, lower than expiring rent.  Renewals were approximately 2.0 million square feet with leasing costs of approximately $24.10 per square foot with an average term of approximately 7.6 years.  Expansions were approximately 234,000 square feet with leasing costs of approximately $25.88 per square foot with an average term of approximately 6.4 years. New leases totaled approximately 798,000 square feet with leasing costs of approximately $36.27 per square foot with an average term of approximately 5.7 years.  During the nine months ended September 30, 2011, our lease renewals represented 67% of expiring leases and 69% of expiring square feet.

During the nine months ended September 30, 2010, we had approximately 3.4 million square feet of expiring leases.  We executed renewals, expansions and new leases totaling approximately 3.2 million square feet with an average net rent that was approximately $0.76 per square foot per year, or 5%, lower than expiring rent.

The weighted average leasing cost for the nine months ended September 30, 2011 was approximately $27.48 per square foot per year as compared to approximately $21.30 per square foot per year for the nine months ended September 30, 2010.  The average lease term for renewals, expansions and new leases executed in the nine months ended September 30, 2011 was approximately 7.0 years as compared to approximately 6.3 years for the nine months ended September 30, 2010.

Our portfolio occupancy was 85% at September 30, 2011 as compared to 86% at September 30, 2010.  We have approximately 0.7 million square feet of scheduled lease expirations in the remainder of 2011.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred in connection with their acquisition or which were in place upon acquisition.  In general, in the current market, lenders have increased the amount of equity required to support either new or refinancing of existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have generally increased since the initial acquisition of our properties.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although positive for new property acquisitions, the overall impact has been negative for us because we believe many of our properties may be viewed as less valuable today than at acquisition, thus requiring us to use more cash on hand to refinance or borrow new monies.

As of September 30, 2011, we have approximately $33.8 million of debt that has matured and remains outstanding.  Specifically, we have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property, that matured in November 2010 and remains outstanding and in default.  On October 7, 2011, a receiver was appointed for this property.  However, we are still in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount which could result in foreclosure or transfer of ownership of the property to the lender.  Our proportionate share of a non-recourse property loan secured by our St. Louis Place TIC investment property is approximately $6.5 million and matured in July 2011.  Behringer Harvard TIC Management Services LP, the St. Louis Place property manager and asset manager, is in discussions with the lender to restructure this loan.  There is no assurance that this loan will be restructured, which could result in foreclosure or transfer of ownership of the property to the lender.

In July 2011 we replaced approximately $188.6 million of borrowings secured by our One Financial Place property, scheduled to mature in August 2011, with approximately $160.0 million of borrowings with an August 2013 maturity date.  The remaining balance of approximately $28.6 million was paid with cash on hand.  In July 2011, we also paid in full the approximate $119.1 million in outstanding borrowings under our previous credit facility that was scheduled to mature in December 2011 and entered into borrowings of approximately $100.0 million, secured by our One BriarLake Plaza property, that mature in August 2021.  We also entered into a $26.0 million 120-day bridge loan in July 2011.

As of September 30, 2011, excluding those notes that have already matured as detailed above, we had approximately $251.0 million, or 10% of our outstanding debt maturing during 2011. All of this debt was subsequently paid in full in October 2011, with proceeds from our new credit facility.

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

Other Strategic Opportunities.  Although our primary purposes for conserving cash, strategically selling certain assets and identifying other property and company level capital sources are to have the necessary capital resources available for leasing space in our portfolio, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive.

If market conditions improve or stabilize, and we are successful with our efforts to increase occupancy along with effective rental rates, refinance or restructure our debt, and pursue strategic opportunities, we believe we can achieve three important objectives for our stockholders:  (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Currently, our management is reviewing various alternatives that may create liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

Results of Operations

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended September 30, 2011 was approximately $117.2 million as compared to approximately $125.0 million for the three months ended September 30, 2010 and was generated by our consolidated real estate properties.  The $7.8 million decrease was primarily attributable to decreases in tenant rental income of approximately $7.0 million, primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year, a decrease of approximately $4.4 million related to the 2011 deconsolidation of 200 South Wacker and approximately $0.5 million in lower other income.  These decreases were partially offset by an increase in straight-line rent adjustments of approximately $4.1 million.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2011 were approximately $36.7 million as compared to approximately $34.5 million for the three months ended September 30, 2010 and were comprised of property operating expenses from our consolidated real estate properties. The $2.2 million increase was primarily attributable to an increase in bad debt expense of approximately $2.8 million and other expenses of approximately $0.7 million, partially offset by a decrease of approximately $1.3 million related to the 2011 deconsolidation of 200 South Wacker.

Interest Expense.  Interest expense for the three months ended September 30, 2011 was approximately $36.7 million as compared to approximately $39.5 million for the three months ended September 30, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $2.8 million decrease from prior year was primarily a result of overall decreased borrowings resulting in a decrease in interest incurred of approximately $2.1 million and a decrease of approximately $1.6 million due to the deconsolidation of debt secured by 200 South Wacker, partially offset by a decrease in interest capitalized of approximately $0.9 million.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2011 were approximately $17.5 million as compared to approximately $18.1 million for the three months ended September 30, 2010 and were comprised of real estate taxes from our consolidated real estate properties.  The $0.6 million decrease was comprised of a decrease of approximately $1.2 million related to the deconsolidation of 200 South Wacker offset by more refunds received in the prior year period as compared to the same period in the current year.

Property Management Fees. Property management fees for the three months ended September 30, 2011 were approximately $3.4 million as compared to approximately $3.8 million for the three months ended September 30, 2010 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The decrease is primarily due to lower property revenue and the deconsolidation of 200 South Wacker.

Asset Management Fees. Asset management fees for the three months ended September 30, 2011 were approximately $4.8 million as compared to approximately $4.6 million for the three months ended September 30, 2010 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $0.2 million increase from the prior year was primarily attributable to an increase in the amount of asset management fees reflected in discontinued operations in the third quarter of 2010 as compared to the same period in 2011.  Our advisor waived approximately $1.4 million in asset management fees in the three months ended September 30, 2011 as compared to approximately $2.2 million waived in the three months ended September 30, 2010.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the three months ended September 30, 2011 were approximately $79.6 million as compared to losses of approximately $7.2 million for the three months ended September 30, 2010.  The impairment losses in both years primarily relate to changes in expected holding periods of certain of our real estate properties primarily due to anticipated property dispositions.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2011 were approximately $2.5 million as compared to approximately $2.0 million for the three months ended September 30, 2010 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The $0.5 million increase is primarily due to increased business and franchise tax expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2011 was approximately $51.8 million as compared to approximately $54.4 million for the three months ended September 30, 2010 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $2.6 million decrease primarily resulted from decreased depreciation and amortization expense of approximately $1.5 million in 2011 due to the deconsolidation of 200 South Wacker and other decreases of approximately $1.1 million primarily due to decreased amortization of lease intangibles due to an increase in the number of acquired lease intangibles that have been fully amortized.

Interest and Other Income. Interest and other income for the three months ended September 30, 2011 was approximately $0.2 million as compared to approximately $0.4 million for the three months ended September 30, 2010.  This decrease of approximately $0.2 million was primarily due to lower cash balances.

Provision for Income Taxes.  We had a provision for income taxes of approximately $0.1 million in the three months ended September 30, 2011 as compared to a provision of approximately $1.7 million in the three months ended September 30, 2010.  The $1.6 million change primarily relates to the addition of valuation allowances for certain state and local deferred tax assets in the prior year.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the three months ended September 30, 2011 was a loss of approximately $2.8 million as compared to earnings of approximately $0.3 million for three months ended September 30, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.1 million change is primarily related to an impairment loss recorded at St. Louis Place, our TIC investment property, in the three months ended September 30, 2011.

Net Loss attributable to Noncontrolling Interests.  Net loss attributable to noncontrolling interests was approximately $0.2 million for both the three months ended September 30, 2011 and the three months ended September 30, 2010 and represents the net income or loss attributable to third parties who either have interests in certain of our consolidated properties or own limited partnership units issued by Behringer OP.

Discontinued Operations

Loss from Discontinued Operations.  Loss from discontinued operations for the three months ended September 30, 2011 was approximately $1.8 million as compared to approximately $38.5 million for the three months ended September 30, 2010.  In the nine months ended September 30, 2011, we disposed of eight properties and one property was held for sale as of September 30, 2011, and we disposed of seven properties during the year ended December 31, 2010.  Our results of operations for each of these properties are classified as discontinued operations in all periods presented.  The $36.7 million change is primarily due to approximately $32.2 million in lower asset impairment losses in the three months ended September 30, 2011 as compared to the same period in 2010.

Gain on Sale of Discontinued Operations. Gain on sale of discontinued operations for the three months ended September 30, 2011 was approximately $15.3 million and primarily relates to the sales of our Downtown Plaza, 1300 Main, Gateway 12 and Gateway 23 properties. Gain on sale of discontinued operations for the three months ended September 30, 2010 was approximately $2.8 million and primarily relates to the sale of our Gateway 22 property.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Continuing Operations

Rental Revenue.  Rental revenue for the nine months ended September 30, 2011 was approximately $366.4 million as compared to approximately $378.5 million for the nine months ended September 30, 2010 and was generated by our consolidated real estate properties.  The $12.1 million decrease was primarily attributable to decreases in tenant rental income of approximately $17.8 million, primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year, a decrease of approximately $6.7 million related to the 2011 deconsolidation of 200 South Wacker, decreased tenant recovery income of approximately $5.0 million, and decreases in other income of approximately $1.9 million.  These decreases were partially offset by a favorable increase in net above- and below-market lease adjustments of approximately $6.9 million, an increase in straight-line rent adjustments of approximately $8.5 million and an increase in lease termination fee income of approximately $3.9 million.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2011 were approximately $109.9 million as compared to approximately $110.6 million for the nine months ended September 30, 2010 and were comprised of property operating expenses from our consolidated real estate properties. The $0.7 million decrease was primarily attributable to a decrease of approximately $1.6 million related to the 2011 deconsolidation of 200 South Wacker, approximately $0.8 million of decreased utility costs, and $0.7 million of decreased insurance costs, partially offset by an increase in bad debt expense of approximately $1.3 million and increased other expenses of approximately $1.1 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 was approximately $112.7 million as compared to approximately $117.2 million for the nine months ended September 30, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $4.5 million decrease from prior year was primarily a result of overall decreased borrowings resulting in a decrease of approximately $6.0 million and a decrease of approximately $1.1 million due to the deconsolidation of 200 South Wacker, partially offset by a decrease in interest capitalized of approximately $2.6 million.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2011 were approximately $51.0 million as compared to approximately $55.2 million for the nine months ended September 30, 2010 and were comprised of real estate taxes from our consolidated real estate properties.  The $4.2 million decrease was comprised of lower overall property tax expense due to lower real estate tax estimates as compared to prior year, resulting from lower property assessments across the portfolio and a decrease of approximately $3.0 million related to the deconsolidation of 200 South Wacker.

Property Management Fees. Property management fees for the nine months ended September 30, 2011 were approximately $10.5 million as compared to approximately $11.4 million for the nine months ended September 30, 2010 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.9 million decrease is comprised of a decrease of approximately $0.7 million primarily due to lower property revenue and a decrease of approximately $0.2 million due to the deconsolidation of 200 South Wacker.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2011 were approximately $14.6 million as compared to approximately $13.5 million for the nine months ended September 30, 2010 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $1.1 million increase was primarily attributable to an increase in the number of properties in discontinued operations in the prior year as compared to the same period in 2011.  Our advisor waived approximately $4.9 million in asset management fees in the nine months ended September 30, 2011 as compared to approximately $6.8 million waived in the nine months ended September 30, 2010.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the nine months ended September 30, 2011 were approximately $86.2 million as compared to approximately $12.3 million for the nine months ended September 30, 2010.  The impairment losses in the current year period primarily relate to changes in expected holding periods of certain of our real estate properties primarily due to anticipated property dispositions.  The impairment losses in the prior year period relate to changes in expected holding periods of certain of our real estate properties primarily due to anticipated property dispositions and a change in the estimated fair value of investments in unconsolidated entities.

Goodwill Impairment Losses. Our goodwill was fully impaired in 2010, and we had no goodwill impairment losses for the nine months ended September 30, 2011.  Goodwill impairment losses for the nine months ended September 30, 2010 were approximately $11.5 million.  In connection with the May 17, 2010 estimation of value of our outstanding common stock, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero and approximately $11.5 million was recorded as impairment loss.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2011 were approximately $8.0 million as compared to approximately $7.8 million for the nine months ended September 30, 2010, an increase of approximately $0.2 million, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2011 was approximately $165.0 million as compared to approximately $166.2 million for the nine months ended September 30, 2010 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $1.2 million decrease primarily resulted from the 2011 deconsolidation of 200 South Wacker.

Interest and Other Income. Interest and other income for the nine months ended September 30, 2011 was approximately $3.3 million as compared to approximately $1.1 million for the nine months ended September 30, 2010.  The nine months ended September 30, 2011 amount includes approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with our sale of 200 South Wacker to a joint venture in which we hold a 9.82% ownership interest.  These amounts are partially offset by decreased interest income primarily due to lower cash and notes receivable balances in the current year.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the nine months ended September 30, 2011 was approximately $1.0 million as compared to approximately $9.4 million for the nine months ended September 30, 2010.  Each of these gains is related to the settlement of debt of our loan associated with the 1650 Arch property which occurred in February 2010.  A portion of this gain was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch property held by our partner, an unaffiliated third party.

Provision for Income Taxes.  We had a provision for income taxes of approximately $0.2 million in the nine months ended September 30, 2011 as compared to approximately $2.8 million in the nine months ended September 30, 2010.  The $2.6 million change primarily relates to the addition of valuation allowances for certain state and local deferred tax assets in the prior year.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the nine months ended September 30, 2011 was a loss of approximately $2.2 million as compared to earnings of approximately $0.9 million for nine months ended September 30, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.1 million change is primarily related to an impairment loss recorded at St. Louis Place, our TIC investment property, in the three months ended September 30, 2011.

Net Loss attributable to Noncontrolling Interests.  Net loss attributable to noncontrolling interests was approximately $0.4 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively, and represents the net income or loss attributable to third parties who either have interests in certain of our consolidated properties or own limited partnership units issued by Behringer OP.

Gain on Sale of Assets.  Gain on sale of assets was approximately $1.4 million for the nine months ended September 30, 2011 and was related to our sale of 200 South Wacker to a joint venture in which we hold a 9.82% ownership interest.  We had no gain on sale of assets for the nine months ended September 30, 2010.

Discontinued Operations

Loss from Discontinued Operations.  Loss from discontinued operations for the nine months ended September 30, 2011 was approximately $5.2 million as compared to a loss of approximately $77.1 million for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, we disposed of eight properties and one property was held for sale as of September 30, 2011, and we disposed of seven properties during the year ended December 31, 2010.  Our results of operations for each of these properties are classified as discontinued operations in all periods presented.  The $71.9 million change is primarily due to approximately $67.2 million in lower asset impairment losses in 2011 as compared to the same period in 2010.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations for the nine months ended September 30, 2011 was approximately $16.0 million and primarily relates to the sale of our Westway One, Downtown Plaza, 1300 Main, Gateway 12 and Gateway 23 properties.  Gain on sale of discontinued operations for the nine months ended September 30, 2010 was approximately $2.8 million and primarily relates to the sale of Gateway 22.

Cash Flow Analysis

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010

Cash flows provided by operating activities were approximately $6.2 million for the nine months ended September 30, 2011 compared to approximately $42.3 million for the nine months ended September 30, 2010.  The change in cash flows provided by operating activities of approximately $36.1 million is attributable to (1) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2011 compared to September 30, 2010, including approximately $11.5 million less earnings from the net of the results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) increases in cash paid for lease commissions and other lease intangibles of approximately $6.1 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $18.5 million more in net cash outflows from working capital assets and liabilities in 2011 compared to 2010.

Cash flows provided by investing activities for the nine months ended September 30, 2011 were approximately $149.9 million and were primarily comprised of proceeds from the sale of properties of approximately $184.3 million, proceeds from notes receivable of approximately $10.4 million, and proceeds from the change in restricted cash of approximately $2.6 million.  These proceeds were partially offset by monies used to fund capital expenditures for existing real estate of approximately $42.9 million and purchases of real estate and investments in unconsolidated entities of approximately $5.1 million.  During the nine months ended September 30, 2010, cash flows used in investing activities were approximately $4.4 million and were primarily comprised of monies used to fund capital expenditures for existing real estate of approximately $31.8 million and capital expenditures for real estate development of approximately $5.7 million, partially offset by proceeds from the sale of properties of approximately $19.2 million and approximately $12.6 million in proceeds from the change in restricted cash.

Cash flows used in financing activities for the nine months ended September 30, 2011 were approximately $260.1 million and were comprised primarily of payments on notes payable of approximately $524.4 million, distributions to our stockholders of approximately $12.2 million, payment of deferred financing costs of approximately $6.2 million, and redemptions of common stock of approximately $3.2 million, partially offset by proceeds from notes payable of $286.0 million.  During the nine months ended September 30, 2010, cash flows used in financing activities were approximately $89.1 million and were comprised primarily of payments on notes payable of approximately $54.4 million, distributions to our stockholders of approximately $26.4 million, redemptions of common stock of approximately $6.1 million and distributions to noncontrolling interests of approximately $2.2 million.

For a detailed discussion of our liquidity strategy and how we funded distributions, see “Liquidity and Capital Resources” below.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that the use of FFO, together with the required GAAP presentations, is helpful to our stockholders and our management in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing and operating expenses.

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

The following section presents our calculations of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(105,136)	$(75,861)	$(177,196)	$(192,847)
Net loss attributable to noncontrolling interests	151	216	395	599

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	52,461	58,403	168,515	181,515
Real estate depreciation and amortization from unconsolidated properties	2,080	1,772	5,532	5,240
Gain on sale of depreciable real estate	(15,347)	(2,755)	(17,371)	(2,755)
Noncontrolling interests share of above adjustments	(239)	(304)	(839)	(950)

FFO attributable to common stockholders	$(66,030)	$(18,529)	$(20,964)	$(9,198)

Impairment charges	84,974	41,812	91,972	93,815
Fair value adjustments to derivatives	—	(66)	—	(153)
Acqusition-related costs	63	—	238	—
Straight-line rent adjustment	(6,873)	(3,403)	(18,354)	(11,555)
Amortization of above- and below-market rents, net	(3,051)	(3,139)	(15,921)	(9,366)
Gain on troubled debt restructuring	(1,441)	—	(4,590)	(15,898)
Noncontrolling interests share of above adjustments	(107)	(51)	(77)	(82)
MFFO attributable to common stockholders	$7,535	$16,624	$32,304	$47,563

Weighted average common shares - basic	296,579	294,546	296,108	293,901
Weighted average common shares - diluted (2)	296,593	294,546	296,122	293,901

Net loss per common share - basic and diluted (2)	$(0.35)	$(0.26)	$(0.60)	$(0.65)
FFO per common share - basic and diluted (2)	$(0.22)	$(0.06)	$(0.07)	$(0.03)
MFFO per common share - basic and diluted	$0.03	$0.06	$0.11	$0.16

(1)          Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)          There are no dilutive securities for purposes of calculating the net loss per common share or negative FFO per share.

Effective January 1, 2011, we modified our definition of MFFO to be consistent with the definition established by the IPA.  Prior to this modification, our primary adjustments to FFO included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.  All periods presented have been modified to reflect this change.

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, refinancing or restructuring our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, asset management fees and payment of distributions.  Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our new credit facility will be challenging and is planning accordingly.

Current Liquidity

As of September 30, 2011, we had cash and cash equivalents of $35.1 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents, restricted cash and access to funds under our new credit facility will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our assessment, we anticipate our short-term liquidity requirements to be approximately $521.1 million over the next twelve months, of which we expect approximately $397.0 million to be provided by revenue from our properties.  We will also need to generate additional funds for long-term liquidity requirements.

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

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements (including debt maturities).  In 2011, we have sold six properties and disposed of two additional properties pursuant to a deed-in-lieu of foreclosure and a foreclosure.  We intend to sell at least two other properties in the near future, but in the current economic environment, it is difficult to predict whether these sales will be completed.  There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.

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

Part of our overall strategy includes actively addressing our debt maturities.  On October 25, 2011, we completed a new $340.0 million credit facility, the proceeds of which were used to pay in full the outstanding debt balances of our $225.0 million in loans secured by our 10 & 120 South Riverside property and our $26.0 million unsecured bridge loan.  As of December 31, 2010, our 2011 debt maturities totaled approximately $691.4 million, which excludes approximately $32.9 million of debt that matured in 2010, but remained outstanding at December 31, 2010. Of these amounts, only the approximately $27.3 million secured by our Minnesota Center property and the approximately $6.5 million secured by our TIC investment in our St. Louis Place property remain outstanding.  We have no debt maturing in 2012.

We are exploring opportunities and working with various entities to generate both property level and company level capital.  There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.4 billion in principal amount at September 30, 2011, which consists of approximately $2.4 billion of loans secured by mortgages on our properties and a $26.0 million unsecured bridge loan.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of September 30, 2011, all of our debt is fixed rate debt, with the exception of $186.0 million in debt which bears interest at a variable rate.

In July 2011, we replaced approximately $188.6 million of borrowings secured by our One Financial Place property, scheduled to mature in August 2011, with approximately $160.0 million of borrowings with an August 2013 maturity date, and the remaining balance of approximately $28.6 million was paid with cash on hand.  In July 2011, we also paid in full the approximate $119.1 million in outstanding borrowings under our previous credit facility that was scheduled to mature in December 2011 with proceeds from new borrowings of approximately $100.0 million, secured by our One BriarLake Plaza property, that mature in August 2021 and approximately $19.1 million of cash on hand.  We also entered into a $26.0 million 120-day bridge loan in July 2011.

At September 30, 2011, the stated annual interest rates on our notes payable ranged from 2.75% to 9.80%, with an effective weighted average interest rate of approximately 5.76%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 6.08%.

We have a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property, that matured in November 2010 and remains outstanding and in default.  On October 7, 2011, a receiver was appointed for this property.  However, we are still in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount which could result in foreclosure or transfer of ownership of the property to the lender.

Our proportionate share of a non-recourse property loan secured by our St. Louis Place TIC investment property is approximately $6.5 million and matured in July 2011.  Behringer Harvard TIC Management Services LP, the St. Louis Place property manager and asset manager, is in discussions with the lender to restructure this loan.  There is no assurance that this loan will be restructured, which could result in foreclosure or transfer of ownership of the property to the lender.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  However, as of September 30, 2011, we were in default on a non-recourse property loan with an outstanding balance of approximately $42.5 million secured by our 17655 Waterview and Southwest Center properties (the “Western Office Portfolio”).  We are currently marketing both of these properties for sale on behalf of the lender.  We can provide no assurance that we will be able to sell these properties, which could result in foreclosure or transfer of ownership of the properties to the lender.  As of September 30, 2011, we were also in default on a non-recourse property loan with an outstanding balance of approximately $82.0 million secured by our Resurgens Plaza property.  A receiver was appointed for this property on November 1, 2011.  However, we are still in discussions with the lender to restructure or payoff this loan at a discount.  There is no assurance that we will be able to restructure or payoff this loan at a discount, which could result in foreclosure or transfer of ownership of the property to the lender.  At September 30, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  In addition, we believe two non-recourse loans, totaling approximately $100.1 million and secured by two properties, may have imminent defaults or events of default and need to be modified in the near future in order to justify further investment.

At September 30, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from November 2011 to August 2021.  The notes payable with November 2011 maturity dates relate to non-recourse property loans of approximately $225.0 million, secured by our 10 & 120 South Riverside property, and a non-recourse unsecured $26.0 million bridge loan. Each of these loans was paid in full in October 2011 with proceeds from our new credit facility, which is described below.  This $251.0 million due in the remainder of 2011 excludes approximately $124.5 million for the non-recourse loans secured by our Western Office Portfolio and Resurgens Plaza which are in default and have maturity dates after 2011, but we have received notification from the lenders demanding immediate payment.  We have no debt scheduled to mature in 2012.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a new secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the new credit facility and granted a first mortgage or deed of trust on its real property as security for the new credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  At closing, we chose one-month LIBOR plus 300 basis points which equates to an annual interest rate of 3.24%.  In connection with the new credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings.  At closing, the term loan was fully funded and we drew $57.0 million under the revolving line of credit.  Proceeds from the credit facility were used to pay off the loans secured by our 10 & 120 South Riverside property and our unsecured bridge loan.  Each of these loans was scheduled to mature in November 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.4 million, of which approximately $9.4 million was recognized in the first quarter of 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

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

In August 2011, we sold our 1300 Main property, which was held in receivership at the date of sale.  All proceeds were used to fully settle the related debt at a discount and resulted in a gain on troubled debt restructuring of approximately $1.6 million which is included in income from discontinued operations.

For the three months ended September 30, 2011, the $1.4 million gain on troubled debt restructuring was approximately $0.00 per common share on both a basic and diluted income per share basis.  We had no gain on troubled debt restructuring for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, the gain on troubled debt restructuring of approximately $4.6 million and $15.9 million, respectively, was approximately $0.02 and $0.05 per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered in 2012 proportional to each redemption period.  During the quarter ended September 30, 2011, we redeemed 234,624 shares, which represents a pro rata portion of the 547 exceptional redemption requests received as of the July 31, 2011 redemption date.  The price of the shares redeemed during the quarter was $4.55 per share.  Requests to redeem a total of 1,546,966 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,312,342 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.   If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the nine months ended September 30, 2011 were approximately $3.2 million for redemption of approximately 706,000 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is a high level of unemployment, which is widely recognized as the key factor in vacancy levels. Lower occupancy levels in our portfolio have negatively impacted our performance.  Furthermore, in a lower occupancy environment, competitive rental concessions including free rent and reduced rental rates, and increased capital expenditures in the form of tenant improvements and leasing commissions are offered by most office landlords to keep assets leased or attract new tenants necessary to rebuild occupancy.  This further contributes to our need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving capital. Reductions in our property net operating income have impacted our ability to maintain the level of distributions that were paid to our stockholders. Effective since May 2010 the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 31, 2010 estimated valuation of $4.55 per share.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

The total distributions paid to common stockholders for the nine months ended September 30, 2011 and 2010 were approximately $22.2 million and $49.5 million, respectively.  Of the distributions paid to common stockholders for the nine months ended September 30, 2011 and 2010, approximately $10.0 million and $23.1 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $12.2 million and $26.4 million to fund the distributions for these periods.  For both the nine months ended September 30, 2011 and 2010, distributions declared and recorded as a reduction to noncontrolling interest in connection with the Behringer OP limited partnership units were less than $0.1 million.  For the nine months ended September 30, 2011 and 2010, cash provided by operating activities was approximately $6.2 million and $42.3 million, respectively.  For the nine months ended September 30, 2011, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $6.0 million.  For the nine months ended September 30, 2010, cash flows from operating activities exceeded net cash distributions paid to common stockholders by approximately $15.9 million.

The following are the distributions paid and declared to our common stockholders, net loss, FFO, and MFFO during the nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

				Declared	Total
	Distributions Paid			Distribution	Distributions
2011	Cash	DRP	Total	Per Share (1)	Declared	Net Loss	FFO (2)	MFFO (2)
1st Quarter	$4,063	$3,323	$7,386	$0.025	$7,389	$(30,483)	$31,315	$11,373
2nd Quarter	4,066	3,333	7,399	0.025	7,404	(41,577)	13,751	13,396
3rd Quarter	4,083	3,327	7,410	0.025	7,414	(105,136)	(66,030)	7,535
Total	$12,212	$9,983	$22,195	$0.075	$22,207	$(177,196)	$(20,964)	$32,304

2010
1st Quarter	$12,434	$11,371	$23,805	$0.081	$23,830	(27,277)	36,929	13,963
2nd Quarter	9,888	8,476	18,364	0.044	12,864	(89,709)	(27,598)	16,976
3rd Quarter	4,032	3,328	7,360	0.025	7,364	(75,861)	(18,529)	16,624
Total	$26,354	$23,175	$49,529	$0.150	$44,058	$(192,847)	$(9,198)	$47,563

(1)          Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first four months of 2010 of $0.0271 and a declared monthly distribution rate for May 2010 through September 2011 of $0.0083.

(2)   Reconciliations of FFO and MFFO to net loss are provided on page 34.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively cap the interest rate on certain of our variable rate debt.

Of our approximately $2.4 billion in notes payable at September 30, 2011, approximately $186.0 million represented debt bearing interest at variable rates.  A 100 basis point increase or decrease in interest rates would result in a net increase or decrease in total annual interest incurred of approximately $1.9 million.

A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps of approximately $0.1 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps of approximately $0.8 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30,  2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to refinance or repay our existing indebtedness.  At September 30, 2011, debt that is secured by three of our properties, totaling approximately $284.7 million at September 30, 2011, has already matured or matures by December 31, 2011.  In October 2011, we paid in full approximately $251.0 million of this debt from proceeds from our new credit facility. Due to (1) reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value ratios, we may face significant challenges refinancing the remaining debt on acceptable terms, if at all.

Further, we may not have the funds necessary to repay our debt as it matures.  Failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount.  For example, as of September 30, 2011, we were in default on non-recourse property loans secured by the Western Office Portfolio and our Resurgens Plaza property, and we are marketing the former properties for sale on behalf of the lender and are in discussions with the lender to restructure or pay off the former at a discount.  If we are not able to restructure such indebtedness, or to purchase or pay it off at a discount, the lender may accelerate the debt or foreclose on the related property.  We have experienced this result with our Executive Park property in Louisville, Kentucky and our Grandview II property in Birmingham, Alabama, where we ultimately transferred the underlying properties to the lender pursuant to a deed-in-lieu of foreclosure or foreclosure.  Similarly, with respect to our Minnesota Center and Resurgens Plaza properties, a receiver has been appointed, which could result in foreclosure or transfer of ownership of any of these properties to the associated lender.  In cases where our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.

Unless we generate sufficient cash flow from operating activities to fund distributions to our stockholders and capital requirements of our properties, we will make distributions from other sources, including cash on hand, which may negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, historical and anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities, but because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have historically been required to pay in distributions has been less than cash flow from operating activities.  However, cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties.  For example, during the nine months ended September 30, 2011, our properties required approximately $42.9 million for capital expenditures and the net cash required to fund distributions to our common stockholders was approximately $12.2 million.  As a result, some of the net cash required for distributions and capital expenditures was funded from cash on hand.

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

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia represent approximately 46% of the net operating income, which represents property revenue less property related expenses, generated during the three months ended September 30, 2011, by our properties owned as of September 30, 2011.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting.  The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on tenants’ balance sheets for all lease arrangements.  In addition, the Exposure Draft will impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets.  Also, tenants may reassess their lease-versus-buy strategies.  This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

Subsequent to the Exposure Draft, the Boards have deliberated and have made further revisions to certain proposals in their Exposure Draft. The Boards plan to continue deliberations.  The Boards have decided to re-explore their proposed lease accounting standard and plan to publish a revised Exposure Draft during the fourth quarter of 2011.  A final lease standard likely will not be issued until the second half of 2012.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2010, the board set a funding limit of $4.25 million for exceptional redemptions considered in 2011 proportional to each redemption period, or $1,062,500 per period.  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered in 2012 proportional to each redemption period.  During the quarter ended September 30, 2011, we redeemed 234,624 shares, which represents a pro rata portion of the 547 exceptional exemption requests received as of the July 31, 2011 redemption date.  The price of the shares redeemed during the quarter was $4.55 per share.  Requests to redeem a total of 1,546,966 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,312,342 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.   If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the nine months ended September 30, 2011 were approximately $3.2 million for redemption of approximately 706,000 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended September 30, 2011 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
Month	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
July 2011	—	$—	—	(1)
August 2011	234,624	$4.55	234,624	(1)
September 2011	—	$—	—	(1)

(1)        A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    (Removed and Reserved).

Item 5.                    Other Information.

Declaration of Distributions

On September 16, 2011, our board of directors authorized distributions payable to stockholders of record on September 30, 2011 and October 31, 2011.  On November 8, 2011, our board of directors authorized distributions payable to stockholders of record on November 30, 2011.  Distributions payable to each stockholder of record are paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On November 8, 2011, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the fourth quarter of 2011.  In doing so, our advisor waived our obligation to pay approximately $1.3 million in additional asset management fees that would otherwise become due and payable during the fourth quarter of 2011 (based on assets held as of October 1, 2011).

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.2 hereto and is incorporated into this report by reference.

Renewal of Fifth Amended and Restated Advisory Management Agreement

On November 8, 2011, we renewed the Fifth Amended and Restated Advisory Management Agreement, as amended (the “Advisory Agreement”), between us and Behringer Advisors.  The renewed Advisory Agreement is effective through November 8, 2012; however, either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice.  The terms of the Advisory Agreement remain unchanged.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: November 10, 2011	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)

3.2	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed August 8, 2011)

4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Letter Agreement, dated August 4, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)

10.2	Letter Agreement, dated November 8, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

101 **

The following financial information from Behringer Harvard REIT I, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v)  Notes to Condensed Consolidated Financial Statements.

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

**As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.