Form 10-K
period 2011-12-31
BEHRINGER HARVARD REIT I INC
filed 2012-03-09
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number: 000-51293

Behringer Harvard REIT I, Inc.

(Exact name of registrant as specified in its charter)

Maryland	68-0509956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17300 Dallas Parkway, Suite 1010, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established market for the registrant’s common stock.  The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion, based on the estimated per share value of $4.55 per share, as established by the registrant’s board of directors as of December 31, 2010, pursuant to the registrant’s Second Amended and Restated Policy for Estimation of Common Stock Value.

As of February 29, 2012, the registrant had 297,509,293 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2012, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.

FORM 10-K

Year Ended December 31, 2011

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our future vacancy rates and our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans to support the underlying asset values, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

•                                          our ability to renew expiring leases and lease vacant spaces at favorable rates or at all;

•                                          the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business;

•                                          the availability of cash flow from operating activities to fund distributions and capital expenditures;

•                                          our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise, to fund our future capital needs;

•                                          our ability to strategically dispose of assets on favorable terms;

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

PART I

Item 1.                    Business.

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality real estate.  As of December 31, 2011, we owned interests in 57 properties located in 21 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP (“Behringer OP”), a Texas limited partnership.  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our direct and indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners owning substantially all of Behringer OP.

Our office is located at 17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248, and our toll-free telephone number is (866) 655-1605.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets.  Currently, our management is reviewing various alternatives that may create liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

Investment Objectives

Our investment objectives are:

•                              to preserve, protect and return stockholders’ capital contributions;

•                              to maximize cash distributions paid to stockholders;

•                              to realize growth in the value of our investments upon the ultimate sale of these investments; and

•                              to list our shares for trading on a national securities exchange or, if we do not list our shares before February 2017, to make an orderly disposition of our assets and distribute the cash to our stockholders, unless a majority of our directors, including a majority of our independent directors, extends this date.

Operational and Investment Policies

We primarily own institutional quality office properties that we believe have premier business addresses, are of high quality construction, offer personalized amenities, and are primarily leased to highly creditworthy commercial tenants.  We generally own, or develop, institutional quality office properties located in metropolitan cities and select suburban markets in the United States.  Our investment strategy is intended to provide stockholders with a geographically diversified portfolio of real estate assets.

Our real estate investments are owned in fee title or a long-term leasehold estate through Behringer OP or indirectly through limited liability companies or limited partnerships or through investments in joint ventures, co-tenancies or other co-ownership arrangements.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2011, we have borrowed approximately 55% of the aggregate value of our assets.  These percentage amounts would increase if we borrow additional amounts on current real estate assets.  Our board of directors reviews our aggregate borrowings at least quarterly.

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

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share, which increased 2% from our December 2010 estimated valuation.

Distributions are paid to stockholders as of the monthly record dates selected by our board of directors.  There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.

Public Offerings

We have completed three primary public offerings of our common stock.  On January 5, 2009, we commenced a public offering of shares of common stock currently offered at a price of $4.64 per share under our Distribution Reinvestment Plan (“DRP”) pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We are offering shares under our DRP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  As of December 31, 2011, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2011, we had 297,255,771 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 32,423,390 shares issued through the DRP, and 22,000 shares issued to Behringer Harvard Holdings, offset by 12,063,249 shares redeemed.  Net proceeds for the shares outstanding after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $2.6 billion.

Tax Status

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.  As of December 31, 2011, and the date of this filing, we believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008.  IPC (US), Inc. is our indirect subsidiary that we acquired December 12, 2007 as part of our acquisition of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”).

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for highly creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements and other inducements at a higher level during the last three years.  Without these inducements, we may not be able to lease vacant space timely, or at all, which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties due to the lack of an acceptable return.  Further, we may compete with other buyers and developers who are interested in properties we may acquire or develop, which may result in an increase in the amount that we would pay for such properties or may result in us ultimately not being able to acquire or develop such properties.  Some of our competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC a registration statement in connection with our current DRP offering.  Copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.behringerharvard.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating the website maintained on our behalf or any information from the website into this Form 10-K.

Item 1A.            Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.  Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to Our Business and Operations

Recent market disruptions have, and may continue to, adversely impact many aspects of our operating results and operating condition.

The financial and real estate markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies.  Our business is affected by market and other forces impacting the U.S. economy and real estate industry as a whole and by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets.  Availability of debt financing secured by commercial real estate has declined as a result of tightened underwriting standards.  These conditions have and may continue to materially affect the value of our investment properties, and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to refinance any outstanding debt when due.  These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or satisfy rental payments under existing leases.

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

Leases representing approximately 8% of our portfolio are scheduled to expire in 2012.  We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2011, leases representing approximately 8% of our portfolio were scheduled to expire in 2012, and an additional 16% of the square footage of our portfolio was available for lease.  We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones.  Portions of our properties may remain vacant for extended periods of time.  Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants.

We expect that, upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring or to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to fund the required expenditures. This could result in non-renewals by tenants upon expiration of their leases or inhibit our ability to attract new or replacement tenants, which would result in declines in revenues from operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own properties located in metropolitan cities and suburban markets in the United States.  We compete with numerous developers, owners and operators of office properties, many of which own properties similar to, and in the same market areas as, our properties.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire.  Also, if our competitors develop additional office properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We depend on tenants for our revenue, and accordingly, lease terminations and tenant defaults could adversely affect the income produced by our properties.

The success of our investments materially depends on the financial stability of our tenants, many of which are financial, legal and other professional firms and many of whom may experience a change in their business at any time.  The current economic conditions have adversely affected, and may continue to adversely affect, one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.  Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages.  An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We have experienced aggregate net losses attributable to our stockholders for the years ended December 31, 2011, 2010 and 2009, and we may experience future losses.

We had net losses attributable to our stockholders of approximately $181.5 million, $230.5 million and $430.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our stockholders will be materially and adversely affected.

We are uncertain of our sources for funding of all of our future capital needs.

We require capital on an ongoing basis to fund tenant improvements, leasing commissions and capital expenditures.  Specifically, we may be required to expend substantial funds to improve or refurbish leasable space either to retain existing tenants or to attract new tenants.  The reserves we have established for capital improvements may not be sufficient, which would require us to seek funds from other sources.  Moreover, certain reserves required by lenders are designated for specific uses and may not be available to use for tenant improvements.  Our ability to fund future property capital needs may depend on our ability to borrow, to raise capital, including through the disposition of certain of our assets or interests in assets or equity offerings, or to generate additional cash flows from operations.  There can be no assurance that any of these options will be successful, and some of these strategies pose additional risks.  For example, if we sell assets, it will likely have the effect of reducing cash flow from operating activities.  Alternatively, if we decide to raise capital by offering shares of common or preferred stock, or any other securities that are convertible into, exercisable or exchangeable for our capital stock, the issuance would have the effect of diluting the proportionate equity interest and voting power of our existing stockholders.  Ultimately, if we are unable to fund our capital needs, we may be required to, among other things, defer necessary improvements to our properties, which may cause the properties to suffer from a greater risk of obsolescence or a decline in value, or we may experience decreased cash flow as a result of fewer potential tenants being attracted to a property.  If this happens, we may not be able to maintain projected rental rates for affected properties.

One of our liquidity strategies involves the disposition of assets; however, we may be unable to sell a property on acceptable terms and conditions, if at all.

One of our liquidity strategies is to dispose of certain properties.  We believe it makes economic sense to sell or otherwise dispose of properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when the property has limited or no equity with a near-term debt maturity, when a property has equity but the projected returns do not justify further investment or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  However, the economic climate generally, and property specific issues such as vacancies and lease terminations, have negatively affected the value of our investment properties and therefore reduced our ability to sell these properties on acceptable terms.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly.  As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms, if at all, thereby delaying our ability to sell our real estate investments. In addition, the capitalization rates at which properties may be sold have generally risen since our acquisition of the properties, thereby reducing our potential proceeds from sale.  Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership may have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Code applicable to REITs to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties may prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors limit our ability to effectuate this particular liquidity strategy.

Our indebtedness adversely affects our financial health and operating flexibility.

As of December 31, 2011, we had total outstanding indebtedness of approximately $2.4 billion.  As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes.  In addition, we have not generated sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions.  Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

•                                               limiting our ability to borrow additional amounts for, among other things, working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•                                               limiting our ability to use operating cash flow in other areas of our business or to pay distributions;

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

Economic, regulatory, and socio-economic changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to pay future distributions to our stockholders would be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline even if the income from the property has declined.  The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•                                       changes in the national, regional, and local economic climates, particularly in markets in which we have a concentration of properties;

•                                          local office submarket conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•                                          changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•                                          the attractiveness of our properties to potential tenants;

•                                          changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•                                          the financial stability of our tenants, including bankruptcies, financial difficulties or lease defaults by our tenants;

•                                          changes in operating costs and expenses, including costs for maintenance, insurance and real estate taxes, and our ability to control rents in light of such changes;

•                                          the need to periodically fund the costs to repair, renovate and re-lease space;

•                                          earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses;

•                                          changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment and taxes; and

•                                          changes in accounting standards.

Any of these factors may prevent us from maintaining the value of our real estate properties.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia represent approximately 47% of the net operating income, which represents rental revenue less property operating expenses, real estate taxes, and property management expenses, generated during the year ended December 31, 2011, by our properties owned as of December 31, 2011.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in that sector.

Substantially all of our properties are institutional quality office properties.  As a result, we are subject to risks inherent in operating a single type of property.  The impact of a downturn in demand for institutional quality office properties is likely more pronounced than if we had more fully diversified our investments.

Adverse market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges on real estate assets.

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate assets may not be recoverable. When indicators of potential impairment are present which indicate that the carrying value of our real estate assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition.  In the event that the carrying value exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we adjust the real estate asset to its fair value and recognize an impairment loss.

Projections of expected future cash flows require management to make assumptions to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related lease intangible assets and our net income.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value our real estate assets. As a result of current adverse market and economic conditions, there may be significant uncertainty in the valuation, or in the stability of, the cash flows, discount rates and other factors related to such assets that could result in a substantial decrease in their value. We may be required to recognize additional asset impairment charges in the future.

Our ongoing strategy depends, in part, upon future acquisitions and development, and we may not be successful in identifying and consummating these transactions.

Our business strategy involves strategic expansion through the acquisition and development of institutional quality office properties.  We may not be successful in identifying suitable properties or other assets or in consummating these transactions on satisfactory terms, if at all.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.

Development and construction projects are subject to delays that may materially increase the cost to complete the project.

We may, from time to time, develop and construct new properties or redevelop existing properties.  In doing so, we will be subject to the risks and uncertainties associated with construction and development including the environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we are subject to normal lease-up risks relating to newly constructed projects or re-developed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may also invest in unimproved real property.  Returns from development of unimproved properties also are subject to additional risks and uncertainties such as those associated with re-zoning.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our ability to achieve our investment objectives depends, to a significant degree, upon the continued contributions of our executive officers and other key personnel of Behringer Advisors and HPT Management and their affiliates. We do not have employment agreements with our executive officers.  Although certain of our executive officers have entered into employment agreements with affiliates of Behringer Advisors, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that they will remain affiliated with our advisor.  We believe that our future success depends, in large part, on the ability of Behringer Advisors and HPT Management and their affiliates to hire and retain highly-skilled managerial and operating personnel. Competition for persons with these skills is intense, and we cannot assure you that Behringer Advisors and HPT Management and their affiliates will be successful in attracting and retaining skilled personnel.  If we lose or are unable to obtain the services of our executive officers and other key personnel of Behringer Advisors and HPT Management and their affiliates, or do not establish or maintain the necessary strategic relationships, our ability to implement our investment strategy could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted and we may be unable to retain key personnel.

We may consider internalizing the functions performed for us by our advisor and property manager.  The method by which we could internalize these functions could take many forms, and the method and cost of internalizing cannot be determined or estimated at this time.  If we acquired our advisor and property manager as part of an internalization, the amount and form of any consideration that we would pay in this type of transaction could take many forms.  For example, we could acquire the advisor and property manager through a merger in which we issue shares of our common stock for all of the outstanding equity interests or assets of these entities.  Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction.  Further, if we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our advisor or property manager, or their respective affiliates, especially if we internalize our management functions but do not acquire our advisor and property manager.  An inability to manage an internalization transaction could effectively result in our incurring excess costs, and our management’s attention could be diverted from most effectively managing our investments and could result in litigation and associated costs.

If we pursue the acquisition of our advisor and property manager, there is no assurance that we will reach an agreement with these parties as to the terms of the transaction.

Even if we pursue the acquisition of our advisor and property manager, neither entity is obligated to enter into a transaction with us or to do so at any particular price.  If we desire to internalize our management functions by acquiring our advisor and property manager, our independent directors, acting as a special committee, will have to negotiate the specific terms and conditions of any agreement or agreements to acquire these entities, including the actual purchase price. There is no assurance that we will be able to enter into an agreement with the advisor and property manager on mutually acceptable terms.  Accordingly, we would have to seek alternative courses of action to internalize our management functions.

If we seek to internalize our management functions other than by acquiring our advisor and property manager, we could incur greater costs and lose key personnel.

If our board deems an internalization to be in our best interests, it may decide that we should pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, instead of by acquiring our advisor and property manager. The costs that we would incur in this case are uncertain and may be substantial.  Further, we would lose the benefit of the experience of Behringer Advisors and HPT Management and related key personnel.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of our deposits that exceed the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to distribute or invest.

We have acquired certain properties in the form of tenants-in-common (“TIC”) or other co-tenancy arrangements and may continue to acquire additional interests from other third party TIC owners of those properties.  Therefore, we are subject to risks associated with co-tenancy arrangements that otherwise may not be present in non co-tenancy real estate investments.

We have entered into TIC or other co-tenancy arrangements to acquire certain of our properties.  Whether acquired as a planned co-tenancy or as structured to qualify for like-kind exchange treatment under Section 1031 of the Code, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate including:

•                                          the risk that a co-tenant may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•                                          the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•                                          the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the TIC agreement or management agreement entered into by the co-tenants owning interests in the property;

•                                          the possibility that a co-tenant might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•                                          the risk that a co-tenant could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-tenancy arrangement;

•                                          the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants; or

•                                          the risk that we may have increased exposure to liabilities from litigation as a result of participation in acquisitions of TIC interests that were structured to qualify for like-kind exchange treatment under Section 1031 of the Code.

In addition, our operating results will be negatively affected if our investments, including investments in TIC interests sponsored by our sponsor, do not meet projected distribution levels.

An increase in real estate taxes may decrease our income from properties.

Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.  An increase in the assessed valuation of a property for real estate tax purposes results in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through the tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income and our cash available for distributions.

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

Certain of our properties are located in geographical areas, such as Florida, Louisiana and Texas, that are regularly impacted by severe storms, hurricanes, and flooding.  In addition, according to some experts, heightened hurricane activity in the Gulf of Mexico could occur, thus further impacting these geographical areas.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Further, several of these properties are located near the coast and are exposed to more severe weather than our properties located inland.  Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur operating costs and expenditures for capital improvements at these properties in excess of those normally anticipated.

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

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the lessee on its balance sheet.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards if adopted in its current form, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft, if adopted in its current form, would impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets.  Also, tenants may reassess their lease-versus-buy strategies.  This could result in an increased risk that our tenants will not renew with us, shorter lease terms, a shift in the market away from leasing or making it more difficult for us to retain or obtain tenants, each of which may negatively impact our operations and ability to pay distributions.

After issuing the Exposure Draft, the Boards deliberated and made significant revisions to certain proposals in their Exposure Draft.  The Boards plan to continue deliberations.  The Boards have decided to reconsider their proposed lease accounting standard and plan to publish a revised Exposure Draft during the first half of 2012.  A final lease accounting standard likely will not be issued before the second half of 2012.

Risks Related to Our Common Stock

Our common stock is not currently listed on an exchange and cannot be readily sold.

There is currently no public trading market for our shares of common stock and we cannot assure you that one will develop. We may never list the shares of our common stock for trading on a national stock exchange. Further, our board is not required to consider the process of listing or liquidation prior to February 2013, subject to then prevailing market conditions.  Market conditions and other factors could cause us to delay a liquidity event beyond this period and to defer a stockholder vote or any liquidation event indefinitely.  The absence of an active public market for our shares could impair your ability to sell our shares or obtain an active trading market valuation of the value of your interest in us.

Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program.

Our current share redemption program, as approved by our board of directors, limits the amount of shares that may be redeemed in any given twelve-month period and the price at which the shares may be redeemed.  Subject to funds being available, we currently limit the number of shares redeemed pursuant to our share redemption program to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, presently we redeem shares only in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”). The board has also set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  Our board of directors, in its sole discretion, may amend, suspend or terminate our share redemption program at any time it determines that doing so is in our best interest, or reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the program are needed for other purposes.

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

Unless we generate sufficient cash flow from operating activities to fund distributions to our stockholders and capital requirements of our properties, we will make distributions from other sources, including cash on hand, borrowings, proceeds from the sale of assets and proceeds from our offerings, which will negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities. However, the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, has historically offset a significant portion of this shortfall.  In addition, cash flow from operating activities has been insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties.  For example, in 2011, our properties required approximately $58.6 million for capital expenditures and the net cash required to fund distributions to our common stockholders was approximately $16.3 million, but our cash flow provided by operating activities was only $2.4 million.  As a result, a portion of the net cash required for distributions and capital expenditures was funded from cash on hand, borrowings, proceeds from the sale of assets and proceeds from our offerings.

The net cash required to fund distributions may continue to exceed cash flow from operating activities before funding any of the capital requirements of our properties and this shortfall will increase if the participation in our DRP decreases.  Further, if cash flow from operating activities continues to be insufficient to fund both the net cash required to fund distributions and the capital requirements of our properties, a portion of distributions will continue to be funded with cash on hand or from other sources, and the level of our distributions may not be sustainable.  For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates have agreed, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  To the extent distributions exceed net cash or cash flow generated by operating or financing activities, including as a result of a material number of DRP participants choosing to terminate or reduce their level of participation in the DRP, the level of distributions may not be sustainable and our board of directors could further reduce or eliminate distributions.

Risks Related to Conflicts of Interest

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

•                                          property sales, which reduce the asset management and property management fees payable to our advisor;

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

•                                          whether we seek to internalize our management functions, which could result in us retaining some of our advisor’s key officers and employees for compensation that is greater than that which they currently earn and which could require additional payments to affiliates to purchase our advisor or property manager;

•                                          whether and when we seek to list our common stock on a national securities exchange, which could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock; and

•                                          whether and when we seek to sell the company or its assets, which sale could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock.

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

We may enter into joint ventures, TIC investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs to acquire, develop or improve properties as well as to acquire other real estate-related investments.  Certain of the executive officers of Behringer Advisors are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, TIC or co-ownership arrangement.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

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

If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that any earnest money deposit we make to Behringer Development or its affiliates will be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures, TIC investments or other co-ownership arrangements, with affiliates of our advisor or others, to acquire real property from Behringer Development Company LP (“Behringer Development”), an affiliate of our advisor.  Properties acquired from Behringer Development or its affiliates may be existing income-producing properties, properties to-be-developed or properties under development.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties.  In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property.  Typically, Behringer Development or its affiliates will only have a contract to acquire land and a development agreement to develop a building on the land.

However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, if Behringer Development or its affiliates fail to develop the property.  The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations.

Our officers face conflicts of interest related to the positions they hold with other entities affiliated with Behringer Advisors, which could diminish the value of the services they provide to us.

Each of our executive officers is also an officer of Behringer Advisors, our property manager or other entities affiliated with Behringer Advisors, including, in certain cases, the advisors and fiduciaries to other Behringer Harvard-sponsored programs.  As a result, these individuals owe fiduciary duties to these other entities and their equity holders, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities and equity holders could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  In addition, because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocating new investments and management time and services between us and the other entities; (2) the timing and terms of the investment in, or sale of, an asset; (3) development of our properties by affiliates of our advisor; (4) investments with affiliates of our advisor; (5) compensation to our advisor; and (6) our relationship with our property manager.

Because our ability to replace our property manager is restricted until February 2017, we may be unable to terminate the property management agreement at the desired time, which may adversely affect our operations and the distributions we are able to pay to our stockholders.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of misconduct, negligence or deliberate malfeasance by the property manager in performing its duties.  We may not otherwise terminate the property management agreement before it expires in February 2017 without the property manger’s approval.

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

Risks Related to Our Organization and Structure

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

Existing stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock, of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 17,500,000 are designated as preferred stock.  Subject to any preferential rights in favor of any class of preferred stock, our board of directors may increase the number of authorized shares of capital stock that we have the authority to issue or increase or decrease the number of shares of equity stock of any class or series of stock designated.  Shares may be issued in the discretion of our board of directors.  The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) sell additional shares of our common stock in the future, including those issued pursuant to the DRP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities, (4) issue shares of common stock upon the conversion of the convertible stock, (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or employees of Behringer Advisors and HPT Management, our property management company, or their affiliates, (6) issue shares of our common stock to our advisor, HPT Management or their successors or assigns, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer OP.  In addition, the partnership agreement for Behringer OP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into, or cause the exchange or conversion of their interest for interests of, Behringer OP.  Because the limited partnership interests of Behringer OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders.  Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property, or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter and bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for any claim or liability to which they may become subject or which they may incur by reason of their service as directors or officers, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property, or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors and directors in some cases.

Risks Related to Financing

Our borrowings may increase our business risks.

Principal and interest payments reduce cash that would otherwise be available for other purposes.  Further, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  We have experienced defaults resulting in our having to transfer properties to the respective lenders, and may do so again if our loans do not support the underlying asset values.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  From time to time, we provide full or partial guarantees to lenders of mortgage debt to our indirect subsidiaries that own our properties.  When we guarantee debt on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity.  To date, we have not been required to fund any of the guarantees that we have provided.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  Due to (1) reduced values of our investments, (2) limited cash flows from operating activities, (3) our debt level, (4) the cost and terms of new or refinanced indebtedness and (5) material changes in lending parameters, including lower loan-to-value ratios, we have faced significant challenges refinancing our debt.

Further, we may not have the funds necessary to repay our debt as it matures.  Failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt would likely result in an event of default.  We have experienced, and may continue to experience, defaults or events of default with respect to our existing indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying asset values of the properties collateralizing the debt or to purchase or pay off the debt at a discount.  If we are not able to restructure such indebtedness, or to purchase or pay it off at a discount, the related lender may accelerate the debt or foreclose on the related properties.  We have experienced this result with our Executive Park property in Louisville, Kentucky, our Grandview II property in Birmingham, Alabama, our Resurgens Plaza property in Atlanta, Georgia, our Minnesota Center property in Bloomington, Minnesota, and our St. Louis Place property in St. Louis, Missouri, where we ultimately transferred the underlying properties to the lender pursuant to a deed-in-lieu of foreclosure or foreclosure losing our entire investment in these properties.  In cases where our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.

Existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt.  Our credit facility, for example, restricts us from paying distributions if the aggregate distributions paid or declared during a period of four consecutive quarters exceeds 95% of our funds from operations, during that period, and restricts us from paying any distributions, other than as required to maintain our REIT qualification, or any advisory fees if an event of default has occurred and is continuing.  Funds from operations, as defined in the credit facility agreement, is equal to net income (or loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property during the applicable period and charges for impairment of real estate, plus depreciation and amortization, plus fees paid to Behringer Advisors pursuant to the advisory management agreement plus other non-cash items, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be recalculated to reflect funds from operations on the same basis.  In addition, a breach of the financial and operating covenants in our debt agreements, including our credit facility agreement, could cause a default and accelerate payment, which could have a material adverse effect on our financial condition.  Specifically, violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees or an acceleration of the maturity date of advances under the credit facility agreement.

Interest-only indebtedness may increase our risk of default.

We have obtained, and continue to incur interest related to, interest-only mortgage indebtedness.  Of our approximately $2.4 billion of outstanding debt at December 31, 2011, approximately $896.1 million currently requires interest only payments.  During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan.  The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will reduce the funds available for, among other things, distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2011, approximately $431.5 million of our debt bore interest at variable rates.  Thus, we are exposed to increases in costs in a rising interest rate environment.  Increased payments will reduce the funds available for other needs, including, among other things, distributions to our stockholders, because cash otherwise available for distribution will be required to pay increased interest costs.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments.  Derivative financial instruments may be costly.

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

Stockholders may have current tax liability on distributions reinvested in our common stock.

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

•                                          State laws may change so as to begin taxing REITs or non-exchange traded REITs.

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

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2011, we owned interests in 57 properties located in 21 states and the District of Columbia.  As of December 31, 2011, the properties are approximately 84% leased to tenants.  In the aggregate, these properties represent approximately 22.0 million rentable square feet.  The average effective rent per square foot for the portfolio is approximately $23.44 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2011 budgeted operating expense reimbursements, each as of December 31, 2011 related to leases in place as of December 31, 2011 and without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP, divided by the total square footage under commenced leases as of December 31, 2011.

As of December 31, 2011, all of our properties, except the Wanamaker Building, 200 South Wacker, St. Louis Place and Alamo Plaza properties, were consolidated with and into the accounts of our operating partnership.  Substantially all of our properties are encumbered by property debt.  The following table presents certain additional information about our properties as of December 31, 2011:

			Approximate		Our
		Date	Rentable	Approximate	Ownership	Ownership
Property Name	Location	Acquired	Square Footage	% Leased	Interest	Type
10 & 120 South Riverside	Chicago, IL	11/2007	1,411,000	91%	100.00%	fee title
222 South Riverside Plaza	Chicago, IL	06/2006	1,184,000	84%	100.00%	fee title
One Financial Place	Chicago, IL	11/2007	1,041,000	79%	100.00%	fee title
200 South Wacker	Chicago, IL	11/2007	755,000	63%	9.82%	joint venture
Wanamaker Building	Philadelphia, PA	12/2007	1,390,000	99%	60.00%	joint venture
United Plaza	Philadelphia, PA	12/2007	617,000	92%	100.00%	fee title
Three Parkway	Philadelphia, PA	10/2006	561,000	87%	100.00%	fee title
1650 Arch Street	Philadelphia, PA	12/2007-03/2011	553,000	74%	100.00%	fee title
The Terrace Office Park	Austin, TX	06/2006	619,000	96%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025,000	85%	100.00%	fee title
Centreport Office Center	Ft. Worth, TX	06/2007	133,000	100%	100.00%	fee title
One City Centre	Houston, TX	06/2008	609,000	84%	100.00%	fee title
Loop Central	Houston, TX	12/2007	575,000	97%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/2006	519,000	83%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502,000	89%	100.00%	fee title
Three Eldridge Place	Houston, TX	11/2009	305,000	100%	100.00%	fee title
17655 Waterview	Richardson, TX	07/2005	230,000	0%	100.00%	fee title
Buena Vista Plaza	Burbank, CA	07/2005	115,000	100%	100.00%	fee title
4440 El Camino Real	Los Altos, CA	11/2006	97,000	100%	100.00%	fee title
Alamo Plaza	Denver, CO	02/2005-09/2011	191,000	83%	40.66%	TIC interest
1325 G Street	Washington, D.C.	11/2005	307,000	87%	100.00%	fee title
Colorado Building	Washington, D.C.	08/2004-12/2008	128,000	89%	100.00%	fee title
5104 Eisenhower Boulevard	Tampa, FL	12/2007	130,000	100%	100.00%	fee title
Paces West	Atlanta, GA	04/2006	646,000	80%	100.00%	fee title
Ashford Perimeter	Atlanta, GA	01/2005	288,000	36%	100.00%	fee title
Epic Center	Wichita, KS	12/2007	289,000	84%	100.00%	fee title
Two Brittany Place	Wichita, KS	12/2007	58,000	95%	100.00%	fee title
One Brittany Place	Wichita, KS	12/2007	57,000	33%	100.00%	fee title
Forum Office Park	Louisville, KY	12/2007	328,000	81%	100.00%	fee title
Hurstbourne Place	Louisville, KY	12/2007	235,000	74%	100.00%	fee title
One Oxmoor Place	Louisville, KY	12/2007	135,000	97%	100.00%	fee title
Hurstbourne Park	Louisville, KY	12/2007	104,000	83%	100.00%	fee title
Hurstbourne Plaza (1)	Louisville, KY	12/2007	94,000	44%	100.00%	fee title
Steeplechase Place	Louisville, KY	12/2007	77,000	73%	100.00%	fee title
Lakeview	Louisville, KY	12/2007	76,000	78%	100.00%	fee title
Hunnington	Louisville, KY	12/2007	62,000	74%	100.00%	fee title

			Approximate		Our
		Date	Rentable	Approximate	Ownership	Ownership
Property Name	Location	Acquired	Square Footage	% Leased	Interest	Type
Energy Centre	New Orleans, LA	12/2007	757,000	89%	87.86%	joint venture
5 & 15 Wayside	Burlington, MA	12/2006	270,000	72%	100.00%	fee title
One & Two Chestnut Place	Worcester, MA	12/2007	218,000	83%	100.00%	fee title
250 W. Pratt	Baltimore, MD	12/2004-12/2006	368,000	86%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/2007	280,000	99%	100.00%	leasehold interest
801 Thompson	Rockville, MD	12/2007	51,000	100%	100.00%	fee title
Lawson Commons	St. Paul, MN	06/2005	436,000	94%	100.00%	fee title
Minnesota Center	Bloomington, MN	10/2003-12/2008	276,000	57%	100.00%	fee title
St. Louis Place	St. Louis, MO	06/2004	337,000	86%	35.71%	TIC interest
Bank of America Plaza	Charlotte, NC	10/2006	891,000	80%	100.00%	fee title
City Hall Plaza	Manchester, NH	12/2007	210,000	67%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333,000	99%	100.00%	fee title
Tice Building	Woodcliff Lake, NJ	12/2007	120,000	60%	100.00%	fee title
600 & 619 Alexander Road	Princeton, NJ	06/2006	97,000	82%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53,000	49%	100.00%	fee title
One Edgewater Plaza	Staten Island, NY	12/2007	252,000	69%	100.00%	fee title
Fifth Third Center-Cleveland	Cleveland, OH	11/2006	508,000	85%	100.00%	fee title
Fifth Third Center-Columbus	Columbus, OH	12/2007	331,000	75%	100.00%	fee title
Southwest Center	Tigard, OR	07/2005	89,000	66%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/2007	361,000	95%	100.00%	fee title
Riverview Tower	Knoxville, TN	10/2005	334,000	89%	100.00%	fee title
			22,018,000

(1)    Hurstbourne Plaza is a retail shopping center.  All of our other properties are office buildings.

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

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating properties (including our unconsolidated properties) as of December 31, 2011 (square footage and dollar amounts in thousands and reflect our ownership percentage):

		Rentable
	Number	Square Feet	Current	Percentage	Percentage
Year of Lease	of Leases	Subject to	Annualized	of Total	of Annualized
Expiration	Expiring (1)	Expiring Leases	Base Rent (2)	Square Feet	Base Rent
2012	265	1,707	$35,478	8%	9%
2013	179	1,706	$38,012	8%	10%
2014	174	1,949	$41,623	10%	11%
2015	150	1,853	$39,157	9%	10%
2016	116	1,306	$29,823	6%	8%
2017	82	1,563	$37,352	8%	10%
2018	40	1,413	$35,643	7%	9%
2019	27	1,382	$30,944	7%	8%
2020	34	1,191	$28,667	6%	7%
2021	37	1,235	$26,333	6%	7%

(1)                Leases with an expiration on the last day of the year are considered leased at the last day of the year (i.e., expiring on the first day of the following year)

(2)                Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Item 3.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                    Mine Safety Disclosures.

None.

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

Holders

As of February 29, 2012, we had approximately 297,509,293 shares of common stock outstanding held by a total of approximately 67,300 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  Our distributions to our stockholders are declared and paid on a monthly basis.  We have paid all or a portion of our distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings and may continue to pay all or a portion of our distributions from these sources.  For tax purposes, 100% of the amounts distributed by us in both 2011 and 2010 represented a return of capital.  None of the distributions in 2011 or 2010 were distributions from the taxable earnings of real estate operations.

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% assuming the share was purchased for $10.00 and 2.2% based on the December 2011 estimated valuation of $4.64 per share, which increased 2% from our December 2010 estimated valuation.  For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.”

The following table shows our distributions declared to common stockholders and noncontrolling interests for each of the quarters during the years ended December 31, 2011 and 2010 (in thousands):

		Common Stockholders		Noncontrolling
	Total	Cash	DRP	Interests
2011
1st Quarter	$7,402	$4,069	$3,320	$13
2nd Quarter	7,418	4,068	3,336	14
3rd Quarter	7,426	4,093	3,321	12
4th Quarter	7,442	4,120	3,308	14
Total	$29,688	$16,350	$13,285	$53

2010
1st Quarter	$25,957	$12,562	$11,268	$2,127
2nd Quarter	12,886	6,997	5,867	22
3rd Quarter	7,385	4,034	3,330	21
4th Quarter	7,393	4,044	3,334	15
Total	$53,621	$27,637	$23,799	$2,185

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	92,875	$7.77	11,884,500	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	92,875	$7.77	11,884,500	*

* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.

During the quarter ended December 31, 2011, we redeemed 236,368 shares, which represents a pro rata portion of the 654 exceptional exemption requests received as of the November 30, 2011 redemption date.  The price of the shares redeemed during the quarter was $4.55 per share.  Requests to redeem a total of 1,761,260 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,524,892 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the year ended December 31, 2011 were approximately $4.3 million for redemption of approximately 942,000 shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

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

During the quarter ended December 31, 2011, we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
Month	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
October 2011	—	$—	—	(1)
November 2011	236,368	$4.55	236,368	(1)
December 2011	—	$—	—	(1)

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

As of December 31	2011	2010	2009	2008	2007

Total assets	$3,553,768	$4,149,305	$4,680,640	$5,408,600	$5,172,127

Notes payable	$2,367,401	$2,720,858	$2,973,617	$3,066,529	$3,198,143
Other liabilities	224,376	261,949	279,714	397,529	450,338
Stockholders’ equity	955,692	1,160,251	1,418,139	1,926,608	1,505,597
Noncontrolling interests (1)	6,299	6,247	9,170	17,934	18,049
Total liabilities and equity	$3,553,768	$4,149,305	$4,680,640	$5,408,600	$5,172,127

Year Ended December 31	2011	2010	2009	2008	2007

Rental revenue	$479,024	$492,796	$521,753	$523,656	$268,073

Loss from continuing operations before gain on sale of assets	(186,891)	(157,236)	(336,742)	(149,314)	(35,337)
Income (loss) from discontinued operations	3,631	(73,992)	(102,345)	(16,591)	(6,322)
Gain on sale of assets	1,385	—	—	5,253	44
Net loss	(181,875)	(231,228)	(439,087)	(160,652)	(41,615)
Noncontrolling interests in continuing operations	432	619	5,787	259	(7)
Noncontrolling interests in discontinued operations	(7)	110	2,668	(28)	(9)
Net loss attributable to common stockholders	$(181,450)	$(230,499)	$(430,632)	$(160,421)	$(41,631)

Cash provided by operating activities	$2,363	$49,308	$63,010	$68,484	$63,794
Cash provided by (used in) investing activities	$129,040	$33,498	$22,131	$(212,471)	$(1,046,372)
Cash (used in) provided by financing activities	$(258,469)	$(123,250)	$(243,016)	$386,498	$952,577

Basic and diluted income (loss) per common share
Continuing operations	$(0.62)	$(0.53)	$(1.13)	$(0.60)	$(0.20)
Discontinued operations	0.01	(0.25)	(0.34)	(0.07)	(0.04)
Basic and diluted loss per common share	$(0.61)	$(0.78)	$(1.47)	$(0.67)	$(0.24)

Distributions declared to common stockholders’ per share	$0.10	$0.17	$0.40	$0.64	$0.67

Number of properties	57	65 (2)	73 (2)	74	75 (3)
Total rentable square feet	22,018	23,767	25,665	25,570	25,218

(1)   Noncontrolling interests reflects the noncontrolling interests related to certain of our real estate properties and includes 432,586 units of limited partnership interest in Behringer OP.

(2)   At December 31, 2010 and 2009 we owned one unleased non-operating property which is excluded from this number.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.  We made no property acquisitions in 2011 or 2010.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.  For the years ended December 31, 2011 and 2010 we recorded non-cash impairment charges of approximately $92.8 million and $82.7 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded in 2011 and 2010 were related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.  For the year ended December 31, 2009, we recorded non-cash impairment charges of approximately $259.1 million related to the impairment of consolidated real estate assets, including discontinued operations.  During 2009, changes in management’s estimates of the intended hold period for certain of our properties and overall market declines resulted in an assessment of these properties for impairment.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the years ended December 31, 2011 and 2010, we recorded non-cash impairment charges of approximately $0.3 million and $5.1 million, respectively, related to the impairment of our investments in unconsolidated entities.  We had no impairment charges related to our investments in unconsolidated entities for the year ended December 31, 2009.

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

At December 31, 2011 we owned interests in 57 operating properties with approximately 22.0 million rentable square feet.  At December 31, 2010, we owned interests in 65 operating properties with approximately 23.5 million rentable square feet.  During the year ended December 31, 2011 we had one non-operating property that became fully leased and is now classified as an operating property, and we disposed of nine properties.  During the year ended December 31, 2010 we disposed of seven properties.

Adverse economic conditions have impacted and continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of:  (1) a decrease in rental rates for new leases which have been less than the rates for previous leases; (2) the amount of tenant concessions we have been required to provide has increased as compared to historical amounts; and (3) a decline in our overall portfolio occupancy since late 2008.  As a result of the deterioration of our rental revenue, we have operated, and continue to operate, under a strategic plan that includes, conserving cash, refinancing or restructuring debt, strategically selling assets, leasing space to increase occupancy and pursuing property and company level capital and other strategic opportunities.

Cash Conservation.  At December 31, 2011, we had cash and cash equivalents of approximately $12.1 million and restricted cash of approximately $100.6 million.  During 2011, we used our cash in connection with refinancing debt associated with our properties, among other things, and we anticipate using our existing cash and cash equivalents and restricted cash to fund leasing and other property operating costs.  Restricted cash includes restricted money market accounts, as required by our lenders, for anticipated tenant improvements, leasing commissions, property taxes and property insurance.  Given the approximate $64.3 million of commitments we have for future tenant improvements and leasing commissions as of December 31, 2011, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales and draws under our credit facility which, as of December 31, 2011, had $68.5 million in available borrowings.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to protest our real estate taxes on an annual basis, and structured leases to conserve capital. We have also benefited from a partial waiver of asset management fees payable to Behringer Advisors.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred.  In general, in the current market, lenders have increased the amount of equity required to support either new borrowings or refinancing of existing borrowings.  In addition, capitalization rates (or cap rates) for office properties have generally increased since the initial acquisition of our properties.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although positive for new property acquisitions, the overall impact has been negative for us because as we refinanced properties in 2011 many of our properties were viewed as less valuable, thus requiring us to use more cash on hand to refinance or borrow new monies.  However, during 2011 we successfully completed our efforts to refinance approximately $685.0 million of maturing debt through the use of cash we conserved throughout 2011 and in previous periods, the placement of new property level debt at improved leverage ratios and the completion of the $340.0 million credit facility.

As a result of our 2011 refinancing efforts, we reduced our borrowing costs from a blended 5.4% average annual interest rate on the maturing debt to a blended 4.7% average annual interest rate on the new borrowings.  We also have no debt maturing in 2012 and limited amounts of debt maturing in 2013 and 2014, and we believe that our 2011 refinancing efforts have strengthened our balance sheet.

As of December 31, 2011, we had approximately $33.8 million of debt that has matured and remains outstanding.  Specifically, we had a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property that matured in November 2010 and remained outstanding as of December 31, 2011.  However, ownership of this property was transferred to the lender on January 5, 2012, pursuant to a foreclosure.  Our proportionate share of a non-recourse property loan secured by our St. Louis Place TIC investment property is approximately $6.5 million and matured in July 2011 and remained outstanding as of December 31, 2011.  However, ownership of this property was transferred to the lender on February 10, 2012, pursuant to a foreclosure.

The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where our advisor believes the value of a property is not likely to recover, our advisor and board of directors have decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  See “Liquidity and Capital Resources — Notes Payable” for a more detailed discussion.  We are in active negotiations with certain lenders to refinance or restructure debt.  Some of these loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by negotiating agreements conveying the properties to the lender.

Strategic Asset Sales.  In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when a property has limited or no equity, when a property has equity but the projected returns do not justify further investment or when we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  For example, in 2011 we disposed of nine properties totaling approximately 1.7 million square feet, three of which resulted in net cash proceeds of approximately $36.6 million.  The remaining six properties were considered troubled assets with debt that needed to be modified to justify any further investment, and we believe we will preserve cash as a result of the disposition of these six properties due to the negative cash flow of these assets.  Collectively, these six properties represented approximately 6% of the rentable square feet of our portfolio at December 31, 2010.  See “Liquidity and Capital Resources — General” for a more detailed discussion of our strategic asset sales.

As a result of these dispositions, as well as our 2011 refinancings and scheduled principal amortization payments, we reduced our debt balance by approximately $353.5 million and reduced our leverage on the gross book value of real estate assets and related lease intangibles by approximately 2.8%.

Leasing.  Leasing was a key area of focus for us in 2011.  We continue to experience an increased level of concessions required to acquire a new tenant, including free rent, tenant improvement allowances, lower rental rates, or other financial incentives.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 57 properties are comprised of approximately 22.0 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 20.4 million rentable square feet.

During the year ended December 31, 2011, expiring leases comprised approximately 4.0 million square feet.  We executed renewals, expansions and new leases totaling approximately 3.9 million square feet, or 18% of our portfolio’s square footage, including leasing 100% of our Three Eldridge Place property in Houston, Texas and 100% of our 4440 El Camino Real property (which was vacant) in Los Altos, California.  Average net rent was approximately $1.16 per square foot per year, or 7%, lower than expiring rent.  Renewals were approximately 2.6 million square feet with leasing costs of approximately $23.79 per square foot with an average term of approximately 7.3 years.  Expansions were approximately 370,000 square feet with leasing costs of approximately $24.30 per square foot with an average term of approximately 6.4 years. New leases totaled approximately 947,000 square feet with leasing costs of approximately $35.33 per square foot with an average term of approximately 5.8 years.  During the year ended December 31, 2011, our lease renewals represented 63% of expiring leases and 65% of expiring square feet.

During the year ended December 31, 2010, expiring leases comprised approximately 4.0 million square feet.  We executed renewals, expansions and new leases totaling approximately 3.3 million square feet with an average net rent that was approximately $0.67 per square foot per year, or 5%, lower than expiring rent.

Our leasing performance in 2011 came with increased leasing costs, which consist of tenant improvements and leasing commission costs.  Our weighted average leasing costs for the year ended December 31, 2011 were approximately $26.64 per square foot per year as compared to approximately $20.51 per square foot per year for the year ended December 31, 2010.  The average lease term for renewals, expansions and new leases executed in the year ended December 31, 2011 was approximately 6.8 years as compared to approximately 6.1 years for the year ended December 31, 2010.

Our portfolio occupancy was 84% at both December 31, 2011 and December 31, 2010.  We have approximately 1.7 million square feet of scheduled lease expirations in 2012.  We will continue to focus on leasing in 2012 with the objective of increasing occupancy as we overcome 2012 lease expirations.  As free rent concessions moderate and our occupancy increases, we expect our operations to provide increased cash flow in future periods.

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital.  For example, in June 2011, we completed a joint venture arrangement with a third party for our 200 South Wacker property that provided the necessary capital to refinance the property while retaining a 9.82% ownership interest, and in October 2011 we obtained a $340.0 million credit facility.

Other Strategic Opportunities.  Although our primary purpose for conserving cash, strategically selling certain assets and identifying other property and company level capital sources is to have the necessary capital resources available for leasing space in our portfolio, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive.

If market conditions improve or stabilize, and we are successful with our efforts under our strategic plan, we believe we can achieve three important objectives for our stockholders:  (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Currently, our management is reviewing various alternatives that may create liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

Results of Operations

Year ended December 31, 2011 as compared to the year ended December 31, 2010

Rental Revenue.  Rental revenue for the year ended December 31, 2011 was approximately $479.0 million as compared to approximately $492.8 million for the year ended December 31, 2010 and was generated by our consolidated real estate properties.  The $13.8 million decrease was primarily attributable to decreases in tenant rental income of approximately $22.3 million, primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year, a decrease of approximately $9.7 million related to the 2011 deconsolidation of 200 South Wacker, decreased tenant recovery income of approximately $2.2 million, and decreases in other income of approximately $2.9 million.  These decreases were partially offset by a favorable increase in net above- and below-market lease adjustments of approximately $6.7 million primarily as a result of approximately $5.6 million related to the early lease termination of a below-market lease at our Bank of America Plaza property, an increase in straight-line rent adjustments of approximately $13.6 million as a result of recent leasing and an increase in lease termination fee income of approximately $3.0 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2011 were approximately $146.2 million as compared to approximately $152.5 million for the year ended December 31, 2010 and were comprised of property operating expenses from our consolidated real estate properties. The $6.3 million decrease was primarily attributable to a decrease of approximately $3.1 million related to the 2011 deconsolidation of 200 South Wacker, approximately $1.8 million of decreased utility costs, approximately $1.2 million of decreased bad debt expense and decreases in other expenses of approximately $0.2 million.

Interest Expense.  Interest expense for the year ended December 31, 2011 was approximately $146.1 million as compared to approximately $155.0 million for the year ended December 31, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate cap and swap agreements.  The $8.9 million decrease from prior year was primarily a result of overall decreased borrowings resulting in a decrease of approximately $9.4 million and a decrease of approximately $2.7 million due to the deconsolidation of 200 South Wacker, partially offset by a decrease in interest capitalized of approximately $3.2 million.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2011 were approximately $65.0 million as compared to approximately $65.6 million for the year ended December 31, 2010 and were comprised of real estate taxes from our consolidated real estate properties.  The $0.6 million decrease was comprised a decrease of approximately $0.9 million related to the deconsolidation of 200 South Wacker, partially offset by approximately $0.3 million higher property tax expense in 2011 as compared to prior year, primarily resulting from higher property tax rates and value assessments at certain properties.

Property Management Fees. Property management fees for the year ended December 31, 2011 were approximately $13.8 million as compared to approximately $15.0 million for the year ended December 31, 2010 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $1.2 million decrease is comprised of a decrease of approximately $0.8 million primarily due to lower property revenue and a decrease of approximately $0.4 million due to the deconsolidation of 200 South Wacker.

Asset Management Fees. Asset management fees for the year ended December 31, 2011 were approximately $19.2 million as compared to approximately $17.7 million for the year ended December 31, 2010 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  Our advisor waived approximately $6.2 million in asset management fees in the year ended December 31, 2011 as compared to approximately $8.9 million waived in the year ended December 31, 2010.  The $1.5 million increase in asset management fees was primarily attributable to a larger portion of the total 2010 asset management fees being allocated to properties that are included in discontinued operations. The portion of our asset management fees waived is allocated pro rata to all of our properties.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the year ended December 31, 2011 were approximately $54.2 million as compared to approximately $15.1 million for the year ended December 31, 2010.  The $39.1 million increase is due to approximately $44.0 million in increased impairment losses in 2011 as compared to 2010 related to our consolidated real estate properties. These impairment losses were related to assets assessed for impairment primarily due to changes in management’s estimates of intended hold periods.  This increase was partially offset by approximately $4.9 million in reduced impairment losses in 2011 as compared to 2010 related to changes in the estimated fair value of investments in unconsolidated entities.

Goodwill Impairment Losses. In connection with the May 17, 2010 estimation of value of our outstanding common stock, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero; therefore, approximately $11.5 million was recorded as a goodwill impairment loss during the year ended 2010.  During 2011 we had no goodwill or indefinite lived assets.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2011 were approximately $10.8 million as compared to approximately $10.0 million for the year ended December 31, 2010  and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.  The increase of approximately $0.8 million was primarily a result of increases in business and franchise taxes.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2011 was approximately $213.3 million as compared to approximately $216.4 million for the year ended December 31, 2010 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $3.1 million decrease primarily resulted from the 2011 deconsolidation of 200 South Wacker.

Interest and Other Income. Interest and other income for the year ended December 31, 2011 was approximately $3.4 million as compared to approximately $1.5 million for the year ended December 31, 2010.  The $1.9 million increase is due to approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with our sale of 200 South Wacker to a joint venture in which we hold a 9.82% ownership interest.  This increase is partially offset by approximately $1.0 million in decreased interest income due to lower cash and notes receivable balances in the current year.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the year ended December 31, 2011 was approximately $1.0 million as compared to approximately $9.1 million for the year ended December 31, 2010.  Each of these gains is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010.  The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

Benefit (Provision) for Income Taxes.  We had a benefit from income taxes of approximately $0.6 million in the year ended December 31, 2011 as compared to a provision for income taxes of approximately $2.8 million in the year ended December 31, 2010.  The $3.4 million change primarily relates to approximately $1.8 million of federal net operating loss carryovers that are no longer available to us and were expensed in 2010, greater valuation allowances for certain state and local deferred tax assets in 2010 as compared to 2011 of approximately $0.9 million and approximately $0.7 million of other state and local tax benefit.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the year ended December 31, 2011 was a loss of approximately $2.3 million as compared to earnings of approximately $1.0 million for year ended December 31, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.3 million change is primarily related to an impairment loss recorded at St. Louis Place, our TIC investment property, in the year ended December 31, 2011.

Gain on Sale of Assets.  Gain on sale of assets was approximately $1.4 million for the year ended December 31, 2011 and was related to our sale of 200 South Wacker to a joint venture in which we hold a 9.82% ownership interest.  We had no gain on sale of assets for the year ended December 31, 2010.

Net Loss attributable to Noncontrolling Interests.  Net loss attributable to noncontrolling interests was approximately $0.4 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively, and represents the net income or loss attributable to third parties who either have interests in certain of our consolidated properties or own limited partnership units issued by Behringer OP.

Year ended December 31, 2010 as compared to the year ended December 31, 2009

Rental Revenue.  Rental revenue for the year ended December 31, 2010 was approximately $492.8 million as compared to approximately $521.8 million for the year ended December 31, 2009 and was generated by our consolidated real estate properties.  The $29.0 million decrease was primarily attributable to a decrease in tenant rental income of approximately $10.5 million related to reduced rental rates and occupancy as compared to the prior year, a decrease in tenant recovery income of approximately $10.2 million, a decrease in straight-line rent of approximately $6.1 million and a decrease in lease termination fees of approximately $3.4 million.  These decreases were partially offset by various increases totaling approximately $1.2 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2010 were approximately $152.5 million as compared to approximately $158.1 million for the year ended December 31, 2009 and were comprised of property operating expenses from our consolidated real estate properties. The $5.6 million decrease was primarily attributable to a decrease in bad debt expense of approximately $5.9 million, partially offset by various increases totaling approximately $0.3 million.

Interest Expense.  Interest expense for the year ended December 31, 2010 was approximately $155.0 million as compared to approximately $164.0 million for the year ended December 31, 2009 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate swap agreements.  The $9.0 million decrease from prior year was primarily the result of a decrease of approximately $8.6 million in interest incurred as result of our reduced mortgages payable and the 2009 redemption of previously outstanding debentures and approximately $2.1 million of 2009 interest expense related to the termination of a hedge. These decreases were partially offset by approximately $1.7 million of increased default interest in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2010 were approximately $65.6 million as compared to approximately $73.3 million for the year ended December 31, 2009 and were comprised of real estate taxes from our consolidated real estate properties.  The $7.7 million decrease was primarily due to lower real estate tax estimates as compared to prior year, including refunds of previously paid real estate taxes, resulting from lower property assessments across the portfolio.

Property Management Fees. Property management fees for the year ended December 31, 2010 were approximately $15.0 million as compared to approximately $15.3 million for the year ended December 31, 2009 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.3 million decrease was primarily attributable to lower property revenue.

Asset Management Fees. Asset management fees for the year ended December 31, 2010 were approximately $17.7 million as compared to approximately $18.8 million for the year ended December 31, 2009 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  The $1.1 million decrease in asset management fees from the prior year was primarily attributable to more asset management fees waived in 2010 as compared to 2009.  Our advisor waived approximately $8.9 million of asset management fees for the year ended December 31, 2010 as compared to approximately $7.5 million of asset management fees waived for the year ended December 31, 2009.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

Asset Impairment Losses.  Asset impairment losses for the year ended December 31, 2010 were approximately $15.1 million as compared to approximately $184.6 million for the year ended December 31, 2009.  For the year ended December 31, 2010, we had approximately $10.0 million of impairment expense related to assets assessed for impairment due primarily to changes in management’s estimates of intended hold periods and approximately $5.1 million related to other than temporary declines in the estimated fair value of investments in unconsolidated entities.  For the year ended December 31, 2009, the impairment expense was related to assets assessed for impairment due to changes in management’s estimates of intended hold periods and overall market declines for certain of our real estate properties.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2010 was approximately $216.4 million as compared to approximately $233.7 million for the year ended December 31, 2009 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $17.3 million decrease primarily resulted from decreased depreciation and amortization expense due to the impairment of certain of our real estate properties, which results in a lower base from which depreciation and amortization expense is calculated.

Interest and Other Income. Interest and other income for the year ended December 31, 2010 was approximately $1.5 million as compared to approximately $3.3 million for the year ended December 31, 2009 and was comprised of interest income associated with funds on deposit at banks.  The $1.8 million decrease from the prior year was primarily due to lower cash balances.

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

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the year ended December 31, 2010 was approximately $9.1 million and related to our acquisition from the lender at a discount of the approximately $42.8 million note secured by our 1650 Arch Street property.  We had no gain on troubled debt restructuring for the year ended December 31, 2009.

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

Net Loss attributable to Noncontrolling Interest.  Net loss attributable to noncontrolling interest was approximately $0.7 million for the year ended December 31, 2010 as compared to approximately $8.5 million for the year ended December 31, 2009 and represents the net income or loss attributable to third parties who have interests in certain of our consolidated properties and third parties owning limited partnership units issued by Behringer OP.  The $7.8 million decrease is primarily attributable to losses attributable to the noncontrolling interest holders’ share of impairment losses recognized in 2009 on non-wholly owned properties that we consolidated.

Cash Flow Analysis

Year ended December 31, 2011 as compared to year ended December 31, 2010

Cash flows provided by operating activities were approximately $2.4 million for the year ended December 31, 2011 compared to approximately $49.3 million for the year ended December 31, 2010.  The change in cash flows provided by operating activities of approximately $46.9 million is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2011 compared to December 31, 2010, including approximately $10.4 million less earnings from the net results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) increases in cash paid for lease commissions and other lease intangibles of approximately $9.9 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $26.6 million more in net cash outflows from working capital assets and liabilities in 2011 compared to 2010.

Cash flows provided by investing activities for the year ended December 31, 2011 were approximately $129.0 million and were primarily comprised of proceeds from the sale of properties of approximately $183.0 million and proceeds from notes receivable of approximately $10.4 million. These proceeds were partially offset by monies used to fund capital expenditures for existing real estate of approximately $58.6 million and purchases of real estate and investments in unconsolidated entities of approximately $5.1 million.  During the year ended December 31, 2010, cash flows provided by investing activities were approximately $33.5 million and were primarily comprised of proceeds from the sale of properties of approximately $55.3 million and approximately $27.3 million in proceeds from the change in restricted cash, partially offset by monies used to fund capital expenditures for existing real estate of approximately $44.0 million and capital expenditures for real estate development of approximately $6.6 million.

Cash flows used in financing activities for the year ended December 31, 2011 were approximately $258.5 million and were comprised primarily of payments on notes payable of approximately $780.9 million, distributions to our common stockholders of approximately $16.3 million, payment of financing costs of approximately $14.3 million, and redemptions of common stock of approximately $4.3 million, partially offset by proceeds from notes payable of $557.5 million.  During the year ended December 31, 2010, cash flows used in financing activities were approximately $123.3 million and were comprised primarily of payments on notes payable of approximately $83.2 million, distributions to our common stockholders of approximately $30.4 million, redemptions of common stock of approximately $7.2 million and distributions to noncontrolling interests of approximately $2.2 million.

Year ended December 31, 2010 as compared to year ended December 31, 2009

Cash flows provided by operating activities totaled approximately $49.3 million for the year ended December 31, 2010 compared to approximately $63.0 million for the year ended December 31, 2009.  The change in cash flows provided by operating activities of approximately $13.7 million is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2011 compared to December 31, 2010, including approximately $21.9 million less earnings from the net of the results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) increases in cash paid for lease commissions and other lease intangibles of approximately $11.0 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $19.2 million less in net cash outflows from working capital assets and liabilities in 2010 compared to 2009.

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

Cash flows used in financing activities for the year ended December 31, 2010 were approximately $123.3 million and were comprised primarily of payments on notes payable of approximately $83.2 million, distributions to our common stockholders of approximately $30.4 million, redemptions of common stock of approximately $7.2 million and distributions to noncontrolling interest holders of approximately $2.2 million.  During the year ended December 31, 2009, cash flows used in financing activities were approximately $243.0 million and were comprised primarily of payments on notes payable and financing costs, net of proceeds from notes payable, of approximately $95.1 million, distributions to our common stockholders of approximately $59.9 million, purchase of debentures for cash of approximately $52.9 million, and redemptions of common stock of approximately $31.6 million.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper on Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property which we may not recover.

We believe that the use of FFO, together with the required GAAP presentations, is helpful to our stockholders and our management in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairments of depreciable real estate assets, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing and operating expenses.

Since FFO was promulgated, several new accounting pronouncements have been issued, such that management, industry investors and analysts have considered the presentation of FFO alone to be insufficient to evaluate operating performance.  Accordingly, in addition to FFO, we use MFFO, as defined by the Investment Program Association (“IPA”).  MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;
(2)	straight line rent amounts, both income and expense;
(3)	amortization of above- or below-market intangible lease assets and liabilities;
(4)	amortization of discounts and premiums on debt investments;
(5)	impairment charges on real estate related assets (including non-depreciable properties, loans receivable, and equity and debt investments);
(6)	gains or losses from the early extinguishment of debt;
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

We believe that MFFO is a helpful measure of operating performance because it excludes certain non-operating activities and certain recurring non-cash operating adjustments as outlined above.  Accordingly, we believe that MFFO can be a useful metric to assist management, stockholders and analysts in assessing the sustainability of operating performance.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                          Acquisition fees and expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations and investments must be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our advisor or third parties.

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

MFFO also provides useful information in analyzing comparability between reporting periods that also assists stockholders and analysts in assessing the sustainability of our operating performance.  MFFO is primarily affected by the same factors as FFO, but without certain non-operating activities and certain recurring non-cash operating adjustments; therefore, we believe fluctuations in MFFO are more indicative of changes and potential changes in operating activities.  MFFO is also more comparable in evaluating our performance over time.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that do not have a similar level of involvement in acquisition activities or are not similarly affected by impairments and other non-operating charges.

FFO or MFFO should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.  Additionally, the exclusion of impairments limits the usefulness of FFO and MFFO as historical operating performance measures since an impairment charge indicates that operating performance has been permanently affected.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.  Both FFO and MFFO are non-GAAP measurements and should be reviewed in connection with other GAAP measurements.  Our FFO attributable to common stockholders and MFFO attributable to common stockholders as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT or IPA definitions or that interpret the definitions differently.

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the years ended December 31, 2011, 2010 and 2009, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.  Beginning in 2011, our presentation of FFO attributable to common stockholders was modified to exclude impairment of depreciable real estate assets consistent with “Updated Guidance on Reporting FFO: Write-Downs for Impairment” as published by NAREIT on October 31, 2011, with further guidance published on November 4, 2011 and January 6, 2012, and our definition of MFFO was modified to be consistent with the definition established by the IPA.  Prior to these modifications, our primary adjustments to FFO attributable to common stockholders included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.  All periods presented have been modified to reflect these changes.

The table below is presented in thousands, except per share amounts:

	Year Ended December 31,
	2011	2010	2009

Net loss	$(181,875)	$(231,228)	$(439,087)
Net loss attributable to noncontrolling interests	425	729	8,455

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	221,169	238,944	275,045
Real estate depreciation and amortization from unconsolidated properties	7,447	7,027	7,116
Impairment of depreciable real estate assets (2)	96,066	87,825	259,063
Gain on sale of depreciable real estate	(18,086)	(2,920)	—
Noncontrolling interests share of above adjustments	(1,241)	(1,390)	(9,188)
FFO attributable to common stockholders	$123,905	$98,987	$101,404

Impairment of goodwill	—	11,470	—
Fair value adjustments to derivatives	—	(193)	196
Acqusition expenses	238	—	—
Straight-line rent adjustment	(25,498)	(14,383)	(19,515)
Amortization of above- and below-market rents, net	(18,823)	(12,323)	(12,958)
(Gain)/loss on early extinguishment of debt and troubled debt restructuring	(38,911)	(23,539)	3,239
Loss on extinguishment of hedge	—	—	2,101
Noncontrolling interests share of above adjustments	122	58	40
MFFO attributable to common stockholders	$41,033	$60,077	$74,507

Weighted average common shares outstanding - basic	296,351	294,241	291,739
Weighted average common shares outstanding - diluted (3)	296,365	294,241	291,739

Net loss per common share - basic and diluted (3)	$(0.61)	$(0.78)	$(1.47)
FFO per common share - basic and diluted	$0.42	$0.34	$0.35
MFFO per common share - basic and diluted	$0.14	$0.20	$0.26

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.

FFO attributable to common stockholders for the year ended December 31, 2011 was approximately $123.9 million as compared to approximately $99.0 million for the year ended December 31, 2010, an increase of approximately $24.9 million.  The increase is primarily due to increased gains on troubled debt restructuring of approximately $15.4 million, impairment of goodwill losses of approximately $11.5 million in 2010 that were not incurred in 2011, and lower interest expense in continuing operations of approximately $6.1 million due to principal paydowns on debt and lower interest rates obtained in debt refinancings, partially offset by a reduction in FFO attributable to common stockholders of approximately $7.9 million due to the disposition of nine properties in 2011 and seven properties in 2010.

MFFO attributable to common stockholders for the year ended December 31, 2011 was approximately $41.0 million as compared to approximately $60.1 million for the year ended December 31, 2010, a decrease of approximately $19.1 million. Approximately $20.5 million of this decrease is due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions, at the properties included in continuing operations.  In addition, the disposition of nine properties in 2011 and seven properties in 2010, all of which are included in discontinued operations, resulted in an approximate $5.4 million decrease in MFFO attributable to common stockholders.  These decreases were partially offset by approximately $6.1 million in lower interest incurred in continuing operations as a result of principal paydowns on debt and lower interest rates obtained in debt refinancings.

FFO attributable to common stockholders for the year ended December 31, 2010 was approximately $99.0 million as compared to approximately $101.4 million for the year ended December 31, 2009, a decrease of approximately $2.4 million.  The decrease was primarily comprised of an approximate $14.2 million decrease due to a reduction in our properties’ occupancy and lower rental rates on leasing activity included in continuing operations and impairment of goodwill losses of approximately $11.5 million in 2010 that were not incurred in 2009. In addition, the disposition of nine properties in 2011, seven properties in 2010 and two properties in 2009, all of which are included in discontinued operations, resulted in an approximate $9.6 million decrease in FFO attributable to common stockholders.  These decreases were partially offset by approximately $26.8 million in increased gains on troubled debt restructuring and early extinguishment of debt in 2010 as compared to 2009 and lower interest expense in continuing operations of approximately $8.4 million due to principal paydowns on debt.

MFFO attributable to common stockholders for the year ended December 31, 2010 was approximately $60.1 million as compared to approximately $74.5 million for the year ended December 31, 2009, a decrease of approximately $14.4 million.  Approximately $9.9 million of this decrease is due to the disposition of nine properties in 2011, seven properties in 2010 and two properties in 2009, all of which are included in discontinued operations.  In addition, a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions, at the properties included in continuing operations resulted in an approximate $7.6 million decrease in MFFO attributable to common stockholders.  These decreases were partially offset by approximately $5.9 million in lower interest expense in continuing operations primarily as a result of principal paydowns on debt, net of adjustments for loss on extinguishment of hedge.

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, refinancing or restructuring our outstanding indebtedness, asset management fees and payment of distributions.  Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our credit facility will be challenging and is planning accordingly.

Current Liquidity

As of December 31, 2011, we had cash and cash equivalents of $12.1 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

At current operating levels, we anticipate that revenue from our properties, cash and cash equivalents, restricted cash and access to funds under our credit facility will continue to provide adequate capital to fund our short-term liquidity requirements.  Based on our assessment, we anticipate our short-term liquidity requirements to be approximately $495.9 million over the next twelve months, of which we expect approximately $408.9 million to be provided by revenue from our properties, and the remainder to be provided by borrowings and proceeds from the sale of assets.  We will also need to generate additional funds for long-term liquidity requirements.

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

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements.  In 2011, we have sold six properties, two of which were non-strategic properties with equity and four of which were troubled properties with negative cash flow or other potential near-term cash outlay requirements, and we disposed of three additional properties pursuant to either a deed-in-lieu of foreclosure or a foreclosure.  As a result of these sales, we realized approximately $36.6 million in net cash proceeds.  We intend to sell at least five other properties in the near future, each of which we believe have equity value above the mortgage debt.  In the current economic environment, it is difficult to predict whether these sales will be completed.  In addition, in 2012 we have disposed of two troubled properties consisting of our Minnesota Center property and our St. Louis Place TIC investment property pursuant to foreclosures.  There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.

In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  For example, we completed a joint venture arrangement with a third party for our 200 South Wacker property in June 2011, which provided the necessary capital to refinance the property.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We are exploring opportunities and working with various entities to generate both property level and company level capital.  There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.4 billion in principal amount at December 31, 2011.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of December 31, 2011, all of our debt is fixed rate debt, with the exception of $431.5 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At December 31, 2011, the stated annual interest rates on our notes payable ranged from 3.59% to 9.80%, with an effective weighted average interest rate of approximately 5.51%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.67%.

We had a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property, that matured in November 2010 and remained outstanding and in default at December 31, 2011.  However, ownership of this property was transferred to the lender on January 5, 2012, pursuant to a foreclosure.  Our proportionate share of a non-recourse property loan secured by our St. Louis Place TIC investment property is approximately $6.5 million and matured in July 2011 and remained outstanding and in default at December 31, 2011.  However, ownership of this property was transferred to the lender on February 10, 2012, pursuant to a foreclosure.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2011, we were in default on a non-recourse property loan with an outstanding balance of approximately $42.5 million secured by our 17655 Waterview and Southwest Center properties (the “Western Office Portfolio”).  We are currently marketing both of these properties for sale on behalf of the lender.  We can provide no assurance that we will be able to sell these properties, which could result in foreclosure or transfer of ownership of these properties to the lender.  At December 31, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  However, subsequent to December 31, 2011, we had an event of default on an additional non-recourse loan totaling approximately $16.4 million secured by our 600 & 619 Alexander Road property.  We are in discussions with the lender to restructure, purchase or payoff the debt at a discount.  We can provide no assurance that we will be able to restructure, purchase or payoff this debt at a discount which could result in foreclosure or transfer of ownership of the property to the lender.  In addition, we believe another non-recourse loan, totaling approximately $83.4 million and secured by one of our properties, may have an imminent default or event of default and may need to be modified in the near future in order to justify further investment.

At December 31, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from August 2013 to August 2021.  The approximate $42.5 million non-recourse loan secured by our Western Office Portfolio is in default and has a maturity date after 2011, but we have received notification from the lender demanding immediate payment.  We have no debt scheduled to mature in 2012.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders). The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility. The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the new credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of December 31, 2011, the term loan was fully funded and we have drawn $71.5 million under the revolving line of credit.  As of December 31, 2011, the weighted average annual interest rate for the credit agreement, inclusive of the swap, was 3.61%.

As of December 31, 2010, through our operating partnership, Behringer OP, we had a secured credit agreement providing for secured borrowings up to $150.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders).  As of December 31, 2010, there was approximately $149.7 million outstanding under the revolving loans which bore an annual interest rate of LIBOR plus 2.75% per annum, which as of December 31, 2010 equated to an annual interest rate of approximately 3.01%.  The borrowings outstanding under this credit facility, scheduled to mature in December 2011, were paid in full on July 22, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.1 million, of which approximately $9.1 million was recognized in 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

In February 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.

In December 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of One Financial Plaza to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.3 million which is included in income (loss) from discontinued operations.

In December 2010, we sold 222 Bloomingdale and the lender associated with this property agreed to accept a discounted payoff as full settlement of the debt which resulted in a gain on troubled debt restructuring of approximately $4.6 million which is included in income (loss) from discontinued operations.

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million which is included in income (loss) from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $0.9 million which is included in income (loss) from discontinued operations.

In August 2011, we sold our 1300 Main property, which was held in receivership at the date of sale.  All proceeds were used to fully settle the related debt at a discount and resulted in a gain on troubled debt restructuring of approximately $1.6 million which is included in income (loss) from discontinued operations.

In December 2011, pursuant to a foreclosure, we transferred ownership of our Resurgens Plaza property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $34.4 million which is included in income (loss) from discontinued operations.

For the years ended December 31, 2011 and 2010, the gain on troubled debt restructuring of approximately $38.9 million and $23.5 million, respectively, was approximately $0.13 and $0.08 per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended December 31, 2011, we redeemed 236,368 shares, which represents a pro rata portion of the 654 exceptional redemption requests received as of the November 30, 2011 redemption date.  The price of the shares redeemed during the quarter was $4.55 per share.  Requests to redeem a total of 1,761,260 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,524,892 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the year ended December 31, 2011 were approximately $4.3 million for redemption of approximately 0.9 million shares and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is a high level of unemployment, which is widely recognized as the key factor in vacancy levels. Lower occupancy levels in our portfolio have negatively impacted our performance.  Furthermore, in a lower occupancy environment, competitive rental concessions including free rent and reduced rental rates, and increased capital expenditures in the form of tenant improvements and leasing commissions are offered by most office landlords to keep assets leased or attract new tenants necessary to rebuild occupancy.  This further contributes to our need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving capital. Reductions in our properties’ income have impacted our ability to maintain the level of distributions that were paid to our stockholders. Effective since May 2010 the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share.

The total distributions paid to common stockholders for the years ended December 31, 2011 and 2010 were approximately $29.6 million and $56.9 million, respectively.  Of the distributions paid to common stockholders for the years ended December 31, 2011 and 2010, approximately $13.3 million and $26.5 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $16.3 million and $30.4 million to fund the distributions for these periods.  For the years ended December 31, 2011 and 2010, cash provided by operating activities was approximately $2.4 million and $49.3 million, respectively.  For the year ended December 31, 2011, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $13.9 million.  For the year ended December 31, 2010, cash flow provided by operating activities exceeded net cash distributions paid to common stockholders by approximately $18.9 million.

The following are the distributions paid and declared to our common stockholders, and the net loss, FFO, and MFFO attributable to common stockholders during the years ended December 31, 2011 and 2010 (amounts in thousands, except per share amounts):

				Distributions	Total
				Declared	Distributions	Net Loss	FFO	MFFO
				to Common	Declared to	attributable to	attributable to	attributable to
	Distributions Paid to Common Stockholders			Stockholders	Common	Common	Common	Common
	Cash	DRP	Total	Per Share (1)	Stockholders	Stockholders	Stockholders (2)	Stockholders (2)
2011
1st Quarter	$4,063	$3,323	$7,386	$0.025	$7,389	$(30,311)	$31,315	$11,373
2nd Quarter	4,066	3,333	7,399	0.025	7,404	(41,505)	20,739	13,396
3rd Quarter	4,083	3,327	7,410	0.025	7,414	(104,985)	18,820	7,535
4th Quarter	4,111	3,314	7,425	0.025	7,428	(4,649)	53,031	8,729
Total	$16,323	$13,297	$29,620	$0.100	$29,635	$(181,450)	$123,905	$41,033

2010
1st Quarter	$12,434	$11,371	$23,805	$0.081	$23,830	$(27,132)	$36,929	$13,963
2nd Quarter	9,888	8,476	18,364	0.044	12,864	(89,471)	12,875	16,976
3rd Quarter	4,032	3,328	7,360	0.025	7,364	(75,645)	23,222	16,624
4th Quarter	4,042	3,331	7,373	0.025	7,378	(38,251)	25,961	12,514
Total	$30,396	$26,506	$56,902	$0.175	$51,436	$(230,499)	$98,987	$60,077

(1)               Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate for the first four months of 2010 of $0.0271 per share and a declared monthly distribution rate for May 2010 through December 2011 of $0.0083 per share.

(2)               Reconciliations of FFO and MFFO attributable to common stockholders to net loss are provided on page 45.  FFO or MFFO attributable to common stockholders should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

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

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have certain properties that are subject to long-term ground leases where a third party owns and has leased the underlying land to us, an office lease and tenant leasing related commitments.  The following table summarizes our primary contractual obligations as of December 31, 2011 (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Notes payable principal (1) (2)	$2,369,190	$55,627	$229,431	$329,724	$582,660	$949,986	$221,762
Interest expense (3)	526,315	135,721	121,677	110,518	82,093	47,875	28,431
Tenant improvement commitments	60,618	60,618	—	—	—	—	—
Leasing commission commitments	3,640	3,640	—	—	—	—	—
Leases	26,191	809	912	914	921	928	21,707
Total	$2,985,954	$256,415	$352,020	$441,156	$665,674	$998,789	$271,900

(1)         Excludes unamortized net discounts of approximately $1.8 million.

(2)         As of December 31, 2011 we have received notification from the lender of a non-recourse loan secured by our Southwest Center and 17655 Waterview properties demanding immediate payment of this loan, which is currently in default.  The table above reflects this loan using the original maturity date.  If this loan were shown as payable as of January 1, 2012, the principal payments in 2012 would increase by approximately $41.9 million, while principal payments in 2013, 2014 and 2015 would decrease by approximately $0.6 million, $0.6 million and $40.7 million, respectively.

(3)         Includes interest on any variable interest rate debt at rates in effect at December 31, 2011.

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements, but will expand our disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (loss) (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and effectively fix or cap the interest rate on certain of our variable rate debt.

As of December 31, 2011, all of our approximate $2.4 billion debt is fixed rate debt, with the exception of approximately $431.5 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $1.7 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.4 million.

A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $3.4 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $4.6 million.

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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2011, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2011, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

Declaration of Distributions

On March 6, 2012, our board of directors authorized distributions payable to stockholders of record on each of March 31 and April 30, 2012.  Distributions payable to each stockholder of record during a month will be paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On March 6, 2012, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the first quarter of 2012.  In doing so, our advisor waived our obligation to pay approximately $1.1 million in additional asset management fees that would otherwise become due and payable during the first quarter of 2012 (based on assets held as of January 1, 2012).

The information set forth above with respect to the letter agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the letter agreement, which is filed as Exhibit 10.15 hereto and is incorporated into this report by reference.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of Behringer Advisors and its affiliates.  We have posted the policy on the website maintained for us at www.behringerharvard.com.  If in the future we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on the website maintained for us as necessary.

The remainder of the information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2012, which is expected to be filed with the Securities and Exchange Commission prior to April 29, 2012, and is incorporated herein by reference.

Item 11.                                                  Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2012, which is expected to be filed with the Securities and Exchange Commission prior to April 29, 2012, and is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2012, which is expected to be filed with the Securities and Exchange Commission prior to April 29, 2012, and is incorporated herein by reference.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2012, which is expected to be filed with the Securities and Exchange Commission prior to April 29, 2012, and is incorporated herein by reference.

Item 14.                                                  Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 20, 2012, which is expected to be filed with the Securities and Exchange Commission prior to April 29, 2012, and is incorporated herein by reference.

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

(c)                                  Financial Statement Schedules.

All financial statement schedules, except for Schedules II and III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard REIT I, Inc.

Dated:	March 9, 2012	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2012	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board of Directors

March 9, 2012	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and Director
(Principal Executive Officer)

March 9, 2012	/s/ Scott W. Fordham
Scott W. Fordham
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

March 9, 2012	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

March 9, 2012	/s/ Charles G. Dannis
Charles G. Dannis
Director

March 9, 2012	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 9, 2012	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 9, 2012

Behringer Harvard REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2011	2010
Assets
Real estate
Land	$438,079	$463,972
Buildings and improvements, net	2,541,858	2,904,309
Total real estate	2,979,937	3,368,281

Cash and cash equivalents	12,073	139,139
Restricted cash	100,580	99,206
Accounts receivable, net	105,953	94,204
Prepaid expenses and other assets	7,736	10,245
Investments in unconsolidated entities	71,280	68,996
Deferred financing fees, net	22,579	14,916
Notes receivable	—	10,359
Lease intangibles, net	253,630	313,234
Assets associated with real estate held for sale	—	30,725
Total assets	$3,553,768	$4,149,305

Liabilities and equity

Liabilities
Notes payable	$2,367,401	$2,720,858
Accounts payable	1,114	1,543
Payables to related parties	1,397	2,217
Acquired below-market leases, net	68,778	97,902
Distributions payable	2,481	2,464
Accrued liabilities	130,897	137,076
Deferred tax liabilities	2,629	3,067
Other liabilities	17,080	17,680
Total liabilities	2,591,777	2,982,807

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 297,255,771 and 295,276,170 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	30	29
Additional paid-in capital	2,639,720	2,632,290
Cumulative distributions and net loss attributable to common stockholders	(1,683,153)	(1,472,068)
Accumulated other comprehensive loss	(905)	—
Stockholders’ equity	955,692	1,160,251
Noncontrolling interests	6,299	6,247
Total equity	961,991	1,166,498
Total liabilities and equity	$3,553,768	$4,149,305

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share amounts)

	2011	2010	2009

Rental revenue	$479,024	$492,796	$521,753

Expenses
Property operating expenses	146,161	152,513	158,093
Interest expense	146,134	154,958	164,032
Real estate taxes	65,037	65,630	73,322
Property management fees	13,751	14,975	15,345
Asset management fees	19,166	17,712	18,785
Asset impairment losses	54,246	15,125	184,570
Goodwill impairment losses	—	11,470	—
General and administrative	10,828	9,988	11,122
Depreciation and amortization	213,268	216,378	233,730
Total expenses	668,591	658,749	858,999

Interest and other income	3,356	1,455	3,273
Loss on early extinguishment of debt	—	—	(4,477)
Gain on troubled debt restructuring	1,008	9,091	—
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale of assets	(185,203)	(155,407)	(338,450)

Benefit (provision) for income taxes	614	(2,783)	1,424
Equity in earnings (losses) of investments	(2,302)	954	284
Loss from continuing operations before gain on sale of assets	(186,891)	(157,236)	(336,742)

Discontinued operations
Loss from discontinued operations	(13,070)	(76,912)	(102,345)
Gain on sale of discontinued operations	16,701	2,920	—
Income (loss) from discontinued operations	3,631	(73,992)	(102,345)

Gain on sale of assets	1,385	—	—

Net loss	(181,875)	(231,228)	(439,087)

Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	432	619	5,787
Noncontrolling interests in discontinued operations	(7)	110	2,668
Net loss attributable to common stockholders	$(181,450)	$(230,499)	$(430,632)

Basic and diluted weighted average common shares outstanding	296,351,253	294,241,424	291,738,617

Basic and diluted loss per common share:
Continuing operations	$(0.62)	$(0.53)	$(1.13)
Discontinued operations	0.01	(0.25)	(0.34)
Basic and diluted loss per common share	$(0.61)	$(0.78)	$(1.47)

Amounts attributable to common stockholders:
Continuing operations	$(185,074)	$(156,617)	$(330,955)
Discontinued operations	3,624	(73,882)	(99,677)
Net loss attributable to common stockholders	$(181,450)	$(230,499)	$(430,632)

Comprehensive loss:
Net loss	$(181,875)	$(231,228)	$(439,087)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to earnings	—	1,440	3,649
Unrealized gain (loss) on interest rate derivatives	(906)	3,269	2,388
Total other comprehensive income (loss)	(906)	4,709	6,037

Comprehensive loss	(182,781)	(226,519)	(433,050)
Comprehensive loss attributable to noncontrolling interests	426	738	8,447
Comprehensive loss attributable to common stockholders	$(182,355)	$(225,781)	$(424,603)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity

Balance at January 1, 2009	1	$—	288,808	$29	$2,579,030	$(641,704)	$(10,747)	$17,934	$1,944,542

Comprehensive loss:
Net loss	—	—	—	—	—	(430,632)	—	(8,455)	(439,087)
Reclassifications of unrealized loss on interest rate swaps to earnings	—	—	—	—	—	—	3,644	5	3,649
Unrealized gain on interest rate swaps	—	—	—	—	—	—	2,385	3	2,388
Total comprehensive loss									(433,050)

Redemption of common stock	—	—	(3,250)	—	(31,633)	—	—	—	(31,633)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	27	27
Distributions declared	—	—	—	—	—	(117,797)		(344)	(118,141)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	6,936	—	65,900	—	—	—	65,900
Cost of share issuance	—	—	—	—	(336)	—	—	—	(336)

Balance at December 31, 2009	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309

Comprehensive loss:
Net loss	—	—	—	—	—	(230,499)	—	(729)	(231,228)
Reclassifications of unrealized loss on interest rate swaps to earnings	—	—	—	—	—	—	1,447	(7)	1,440
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,271	(2)	3,269
Total comprehensive loss									(226,519)

Redemption of common stock	—	—	(1,017)	—	(7,164)	—	—	—	(7,164)
Distributions declared	—	—	—	—	—	(51,436)	—	(2,185)	(53,621)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,799	—	26,506	—	—	—	26,506
Cost of share issuance	—	—	—	—	(13)	—	—	—	(13)

Balance at December 31, 2010	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Comprehensive loss:
Net loss	—	—	—	—	—	(181,450)	—	(425)	(181,875)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(905)	(1)	(906)
Total comprehensive loss									(182,781)

Redemption of common stock	—	—	(942)	—	(4,288)	—	—	—	(4,288)
Distributions declared	—	—	—	—	—	(29,635)	—	(53)	(29,688)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,922	1	13,296	—	—	—	13,297
Cost of share issuance	—	—	—	—	(11)	—	—	—	(11)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at December 31, 2011	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities
Net loss	$(181,875)	$(231,228)	$(439,087)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	93,080	87,826	259,063
Goodwill impairment losses	—	11,470	—
Gain on sale of assets	(1,385)	—	—
Gain on sale of discontinued operations	(16,701)	(2,920)	—
Loss on early extinguishment of debt	—	—	4,477
Gains on troubled debt restructuring	(39,066)	(23,898)	—
(Gain) loss on derivatives	—	(193)	2,296
Depreciation and amortization	221,169	238,944	275,045
Amortization of lease intangibles	1,831	1,629	1,549
Amortization of above/below market rent	(18,110)	(11,850)	(12,463)
Amortization of deferred financing and mark-to-market costs	5,810	8,316	8,405
Interest income capitalized to notes receivable	—	—	(18)
Equity in (earnings) losses of investments	2,302	(954)	(284)
Distributions from investments	567	934	1,068
Change in accounts receivable	(25,705)	(10,451)	(13,597)
Change in prepaid expenses and other assets	360	(1,131)	(435)
Change in lease commissions	(33,783)	(24,853)	(15,795)
Change in other lease intangibles	(3,291)	(2,300)	(403)
Change in accounts payable	(406)	(74)	(972)
Change in accrued liabilities	(3,499)	6,948	(3,447)
Change in other liabilities	1,885	2,742	1,134
Change in payables to related parties	(820)	351	(3,526)
Cash provided by operating activities	2,363	49,308	63,010

Cash flows from investing activities
Return of investments	780	899	1,482
Purchases of real estate	(1,035)	—	(2,477)
Investments in unconsolidated entities	(4,057)	—	—
Capital expenditures for real estate	(58,609)	(43,972)	(68,463)
Capital expenditures for real estate under development	—	(6,607)	(43,362)
Proceeds from notes receivable	10,355	643	2,126
Insurance proceeds received	—	—	16,000
Proceeds from sale of discontinued operations	89,998	55,271	41,749
Proceeds from sale of assets	92,982	—	—
Change in restricted cash	(1,374)	27,264	75,076
Cash provided by investing activities	129,040	33,498	22,131

Cash flows from financing activities
Financing costs	(14,273)	(225)	(2,456)
Proceeds from notes payable	557,500	—	150,000
Payments on notes payable	(780,939)	(83,184)	(242,660)
Termination of interest rate hedge	—	—	(2,101)
Payments on capital lease obligations	(82)	(75)	(74)
Redemptions of common stock	(4,288)	(7,164)	(31,633)
Offering costs	(11)	(13)	(337)
Distributions to common stockholders	(16,323)	(30,396)	(59,856)
Distributions to noncontrolling interests	(53)	(2,193)	(357)
Contributions from noncontrolling interest	—	—	27
Conversion of debentures	—	—	(52,891)
Change in payables to related parties	—	—	(678)
Cash used in financing activities	(258,469)	(123,250)	(243,016)

Net change in cash and cash equivalents	(127,066)	(40,444)	(157,875)
Cash and cash equivalents at beginning of period	139,139	179,583	337,458
Cash and cash equivalents at end of period	$12,073	$139,139	$179,583

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

1.            Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality office properties that we believe have premier business addresses, are of high quality construction, offer personalized amenities, and are primarily leased to highly creditworthy commercial tenants.  We generally own, or develop, institutional quality office properties located in metropolitan cities and select suburban markets in the United States.  As of December 31, 2011, we owned interests in 57 properties located in 21 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

Substantially all of our business is conducted through Behringer Harvard Operating Partnership I LP (“Behringer OP”), a Texas limited partnership.  Our wholly-owned subsidiary, BHR, Inc., a Delaware corporation, is the sole general partner of Behringer OP.  Our direct and indirect wholly-owned subsidiaries, BHR Business Trust, a Maryland business trust, and BHR Partners, LLC, a Delaware limited liability company, are limited partners holding substantially all of Behringer OP.

Public Offerings

We have completed three primary public offerings of our common stock.  On January 5, 2009, we commenced a public offering of shares of common stock currently offered at a price of $4.64 per share under our Distribution Reinvestment Plan (“DRP”) pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We are offering shares under our DRP until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  As of December 31, 2011, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of these offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2011, we had 297,255,771 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 32,423,390 shares issued through the DRP, and 22,000 shares issued to Behringer Harvard Holdings LLC (“Behringer Harvard Holdings”), offset by 12,063,249 shares redeemed.  As of December 31, 2011, we had no shares of preferred stock issued and outstanding and options to purchase 92,875 shares of common stock outstanding at a weighted average exercise price of $7.77.  At December 31, 2011, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under accounting principles generally accepted in the United States of America (“GAAP”) was less than the nominal value paid for the shares; therefore, the difference is not material.

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets.  Currently, our management is reviewing various alternatives that may create liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.  Anticipated amortization associated with the acquired lease intangibles for each of the next five years is as follows (in thousands):

2012	$28,349
2013	$21,232
2014	$17,717
2015	$12,330
2016	$9,291

As of December 31, 2011 and 2010, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,159,260	$468,960	$34,509	$(141,795)
Less: accumulated depreciation and amortization	(617,402)	(229,211)	(20,628)	73,017
Net	$2,541,858	$239,749	$13,881	$(68,778)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2010	Improvements	Intangibles	Leases	Leases
Cost	$3,430,506	$538,155	$54,013	$(170,912)
Less: accumulated depreciation and amortization	(526,197)	(245,210)	(33,724)	73,010
Net	$2,904,309	$292,945	$20,289	$(97,902)

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Straight-line rental revenue receivable	$94,541	$83,738
Tenant receivables	11,933	12,639
Non-tenant receivables	938	1,025
Allowance for doubtful accounts	(1,459)	(3,198)
Total	$105,953	$94,204

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include our deferred tax assets, prepaid directors’ and officers’ insurance, derivative financial assets, as well as utility and other deposits, prepaid insurance and real estate taxes of the properties we consolidate.

Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenants-in-common (“TIC”) interests in two office buildings, Alamo Plaza and St. Louis Place, our noncontrolling 60% interest in the Wanamaker Building and our noncontrolling 9.82% interest in 200 South Wacker.  Consolidation of these investments is not required as these entities do not qualify as VIEs and do not meet the consolidation requirements based on legal form, economic substance, or control and/or substantive participating rights under the respective ownership agreements.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.  For the years ended December 31, 2011 and 2010 we recorded non-cash impairment charges of approximately $92.8 million and $82.7 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded in 2011 and 2010 were related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.  For the year ended December 31, 2009, we recorded non-cash impairment charges of approximately $259.1 million related to the impairment of consolidated real estate assets, including discontinued operations.  During 2009, changes in management’s estimates of the intended hold period for certain of our properties and overall market declines resulted in an assessment of these properties for impairment.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  For the years ended December 31, 2011 and 2010, we recorded non-cash impairment charges of approximately $0.3 million and $5.1 million, respectively, related to the impairment of our investments in unconsolidated entities.  We had no impairment charges related to our investments in unconsolidated entities for the year ended December 31, 2009.

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

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.  Deferred financing fees, net of

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

accumulated amortization, totaled approximately $22.6 million and $14.9 million at December 31, 2011 and 2010, respectively.  Accumulated amortization of deferred financing fees was approximately $14.1 million and $16.8 million as of December 31, 2011 and 2010, respectively.

Notes Receivable

We had no notes receivable at December 31, 2011. Notes receivable totaled approximately $10.4 million at December 31, 2010 and included a $10.0 million mezzanine loan on the Galleria Office Towers in Houston, Texas and a $0.4 million receivable representing a mortgage loan we made related to unentitled land held by third parties for future development of additional office buildings in the Terrace Office Park located in Austin, Texas.  Each of these loans was paid in full in the first quarter of 2011.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no properties held for sale as of December 31, 2011.  As of December 31, 2010, our Westway One property was classified as held for sale and a sale of the property was completed on January 27, 2011.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of December 31, 2011 and 2010, the balance of our asset retirement obligations was approximately $8.1 million and $9.3 million, respectively, and is included in other liabilities.

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

As of December 31, 2011 and 2010, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2011, 2010 and 2009 was approximately $25.0 million, $13.6 million and $19.2 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the years ended December 31, 2011, 2010 and 2009 was approximately $18.1 million, $11.8 million and $12.5 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $7.2 million, $5.0 million and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, which includes amounts recognized in discontinued operations.

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

Stock Based Compensation

We have a stock-based incentive award plan for our independent directors and consultants and for employees and consultants of our affiliates (as defined in the plan).  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2011, 2010 and 2009, we had no significant compensation cost related to these share-based payments.

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

Noncontrolling Interests

We hold a direct or indirect controlling interest in certain real estate partnerships and thus, consolidate their accounts with and into our accounts.  Noncontrolling interests include noncontrolling interests in real estate properties that represent the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the period.

Noncontrolling interests also include units of limited partnership interest issued by Behringer OP to third parties in conjunction with the acquisition of our Buena Vista Plaza property.  As of December 31, 2011 and 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interests also include 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2011 we had options to purchase 92,875 shares of common stock outstanding at a weighted average exercise price of $7.77 per share.  As of December 31, 2010 we had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share. As of December 31, 2009 we had options to purchase 74,500 shares of common stock outstanding at a weighted average exercise price of $9.29 per share. At

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  The options and units of limited partnership interest are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements, but will expand our disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (loss) (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

4.            Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative financial instruments

Currently, we use interest rate swaps and caps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps and caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Fair value, as defined by GAAP, is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets. The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2011 (in thousands).  We had no derivative financial instruments as of December 31, 2010.

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
Description	Total	Identical Items	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
as of December 31, 2011
Assets:
Derivative financial instruments	$31	$—	$31	$—
Liabilities:
Derivative financial instruments	$(621)	$—	$(621)	$—

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following table summarizes our impaired assets measured at fair value as of December 31, 2011 and 2010 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (1) (2)
as of December 31, 2011
Real estate	$178,500	$—	$31,900	$146,600	$(53,970)
Investments in unconsolidated entitites	$6,304	$—	$—	$6,304	$(276)

as of December 31, 2010
Real estate	$99,282	$—	$—	$99,282	$(42,661)
Real estate held for sale	$30,000	$—	$—	$30,000	$(2,266)
Investments in unconsolidated entitites	$47,909	$—	$—	$47,909	$(5,116)
Goodwill	$—	$—	$—	$—	$(11,470)

(1)	Excludes approximately $38.8 million and $37.8 million in impairment losses of our discontinued operations as of December 31, 2011 and 2010, respectively.

(2)	The December 31, 2010 amount includes approximately $34.9 million in impairment losses for properties that were disposed of and included in discontinued operations subsequent to December 31, 2010.

Fair Value Disclosures

Fair Value of Financial Instruments

Notes payable totaling approximately $2.4 billion in principal amount as of December 31, 2011 had a fair value of approximately $2.3 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2011.  Notes payable totaling approximately $2.7 billion in principal amount as of December 31, 2010 had a fair value of approximately $2.5 billion based upon interest rates for notes with similar terms and remaining maturities that management believes we could have obtained on December 31, 2010.  The carrying value of our notes receivable at December 31, 2010 reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities at December 31, 2010.

Other financial instruments held at December 31, 2011 and 2010 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, payables to related parties, accrued liabilities, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

5.         Real Estate Activities

The following table provides a summary of the properties we disposed of during the years ended December 31, 2011 and 2010 (in thousands):

	Date of		Rentable	Contract	Proceeds
Property Name	Disposal	Location	Square Footage	Sale Price	from Sale (1)
2011
Executive Park (2)	01/06/11	Louisville, KY	109	$—	$—
Westway One (3) (4)	01/27/11	Houston, TX	144	31,000	30,606
Grandview II (2)	02/25/11	Birmingham, AL	149	—	—
AMEC Paragon I & II	06/30/11	Houston, TX	227	25,000	22,108
Downtown Plaza	07/22/11	Long Beach, CA	100	12,800	12,639
1300 Main	08/17/11	Houston, TX	507	38,000	34,556
Gateway 12 & 23 (5)	08/24/11	Diamond Bar, CA	113	19,400	18,986
Resurgens Plaza (2)	12/06/11	Atlanta, GA	400	—	—
Additional costs related to prior year sales					(143)
			1,749	$126,200	$118,752
2010
Keybank Center (2)	02/01/10	Cleveland, OH	478	$—	$—
Crescent Center	07/27/10	Memphis, TN	336	52,600	52,293
Gateway 22	09/03/10	Diamond Bar, CA	55	9,917	9,518
One Financial Plaza (2)	12/03/10	Minneapolis, MN	394	—	—
City Center	12/14/10	St. Petersburg, FL	242	16,500	15,709
Bank of America — Las Vegas	12/15/10	Las Vegas, NV	255	64,000	61,008
222 Bloomingdale Road	12/15/10	White Plains, NY	140	7,000	6,592
			1,900	$150,017	$145,120

(1)

In 2011, proceeds from sale are inclusive of approximately $28.8 million in debt assumed by the purchasers and approximately $53.3 million in property debt paid off with the proceeds of the sale of the collateralized properties. In 2010, proceeds from sale are inclusive of approximately $89.8 million in debt assumed by the purchasers and approximately $31.8 million in property debt paid off with the proceeds of the sale of the collateralized properties.

(2)	Ownership of each of these properties was transferred to the lender pursuant to a foreclosure or deed-in-lieu of foreclosure.

(3)	Westway One was held for sale as of December 31, 2010.

(4)	The proceeds from the sale of this property were used to pay down our previous credit facility.

(5)	Gateway 12 and Gateway 23 were sold together and the sales price and proceeds from sale reflect the combined price and proceeds for the properties.

In addition to the property dispositions outlined above, on June 9, 2011 we sold our 200 South Wacker property for a contract sales price of approximately $95.5 million to a joint venture in which we hold a 9.82% ownership interest.  We used proceeds from the sale to pay off the related mortgage loan of $95.5 million.  The property was deconsolidated and a gain on sale of approximately $1.4 million was recognized in continuing operations. 200 South Wacker is located in Chicago, Illinois, and consists of approximately 755,000 square feet.

6.         Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided TIC interests in two office properties, our noncontrolling 60% interest in the Wanamaker Building and our noncontrolling 9.82% interest in 200 South Wacker.  During the year ended December 31, 2011, we deconsolidated our 200 South Wacker property when we sold the property to a joint venture in which we own a noncontrolling 9.82% interest, and we acquired an additional 6.73% TIC interest in our Alamo Plaza property.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following is a summary of our investments in unconsolidated entities as of December 31 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Property Name	Ownership Interest	Ownership Interest	December 31, 2011	December 31, 2010
Wanamaker Building	60.00%	60.00%	$48,170	$47,826
Alamo Plaza	40.66%	33.93%	13,992	11,568
St. Louis Place	35.71%	35.71%	6,304	9,602
200 South Wacker	9.82%	100.00%	2,814	—
Total			$71,280	$68,996

For the year ended December 31, 2011, we recorded approximately $2.3 million of equity in losses and approximately $1.3 million of distributions from our investments in unconsolidated entities.  For the year ended December 31, 2010, we recorded approximately $1.0 million of equity in earnings and approximately $1.8 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the years ended December 31, 2011 and 2010 from these investments represents our proportionate share of the combined earnings for the period of our ownership.  In 2011, our St. Louis property, a TIC property in which we own a 35.71% interest, recorded a non-cash impairment charge of approximately $8.4 million when it was assessed for impairment due to a change in management’s estimate of our intended hold period.  Our approximate $3.0 million portion of this impairment charge is reflected within our equity in losses of investments in the year ended December 31, 2011.  For the years ended December 31, 2011 and 2010, we recorded non-cash impairment charges of approximately $0.3 million and $5.1 million, respectively, related to the impairment of our investments in unconsolidated entities.

7.         Noncontrolling Interests

As part of our acquisition of the subsidiaries of IPC, we acquired a controlling interest in certain real estate partnerships and thus, consolidate the accounts with and into our accounts.  Noncontrolling interests in real estate properties represent the third-party partners’ proportionate share of the equity in consolidated real estate partnerships.  Income and losses are allocated to noncontrolling interest holders based on their weighted average percentage ownership during the year.  Noncontrolling interests also include units of limited partnership interests issued by Behringer OP to third parties.  In conjunction with the acquisition of our Buena Vista Plaza property units of limited partnership interests in Behringer OP were issued.  At December 31, 2011 and 2010, Behringer OP had 432,586 units of limited partnership interest outstanding.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  Noncontrolling interests also include 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

The following table is a summary of our noncontrolling interest investments as of December 31, 2011 and 2010 (in thousands):

	December 31,	December 31,
	2011	2010

Noncontrolling interests in real estate properties	$5,331	$4,961
Limited partnership units	970	1,280
IPC (US), Inc. preferred shares	(2)	6
Total	$6,299	$6,247

8.         Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which, for the year ended December 31, 2010, included the development of a building at Eldridge Place in Houston, Texas (“Three Eldridge Place”).  For the year ended December 31, 2010, we capitalized a total of approximately $7.2 million in costs associated with real estate under development, including approximately $3.2 million in interest.  We had no real estate under development in the year ended December 31, 2011.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

9.         Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2011, for operating properties we consolidate are as follows (in thousands):

Year	Amount
2012	$306,613
2013	281,308
2014	248,866
2015	213,498
2016	181,460
Thereafter	531,616
Total	$1,763,361

As Lessee

We have certain office properties located on land that is subject to a long-term ground lease and we lease approximately 14,000 square feet of office space from Behringer Harvard Bent Tree, LP, a wholly-owned subsidiary of Behringer Harvard Opportunity REIT I, Inc., an investment program that is also sponsored by Behringer Harvard Holdings, LLC, our sponsor.  Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2012	$809
2013	912
2014	914
2015	921
2016	928
Thereafter	21,707
Total	$26,191

10.      Income Taxes

We have elected to be taxed as a REIT under the Code, and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains).  Our tax returns for the years 2008 through 2010 are still subject to examination by the Internal Revenue Service.

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

On March 14, 2003, the IRS released final regulations concerning the treatment of net built-in gains of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require that unless the C-corporation elects to recognize gains and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value at the time of the transaction, then the REIT will be subject to the rules of Section 1374 of the Code. In general terms, Section 1374 subjects the REIT to the maximum corporate-level tax rate on these built-in gains upon a taxable disposition of these assets that occurs within ten years from the date the REIT acquired the assets.  We have determined that the regulations are applicable to the assets held by IPC (US), Inc. and subsidiaries and are subject to the rules of Section 1374 of the Code for any built-in gains recognized within ten years of our acquisition of IPC (US), Inc. and subsidiaries.  However, based upon our projected hold periods, we believe that we will be able to forego incurring a tax liability attributable to any underlying difference between the tax basis of the acquired assets and the financial reporting basis as a result of applying fair value in purchase accounting.  Accordingly, we have not recorded an income tax provision,

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC.

Post-acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax.  As of December 31, 2011, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at December 31, 2011.  As a result of our electing REIT status for IPC (US), Inc. commencing with 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The acquired NOL carryovers will begin to expire in 2023 and our other NOL carryovers began to expire in 2011.

At December 31, 2011 and 2010, our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets:
C-Corp net operating losses (IPC)	$19,532	$19,532
Net operating losses	2,368	2,251
Depreciation and amortization	2,141	1,889
Other	3	17
Deferred tax assets, gross	24,044	23,689
Valuation allowance	(22,385)	(22,160)
Deferred tax assets, net	$1,659	$1,529

Deferred tax liabilities:
Deferred revenue	$518	$351
Depreciation and amortization	3,469	3,879
Other	5	7
Deferred tax liabilities	$3,992	$4,237

Amounts recognized in the consolidated balance sheets:

Deferred tax assets	$296	$359
Deferred tax liabilities	$2,629	$3,067

During the years ended December 31, 2011, 2010 and 2009, we recorded additions to our valuation allowance of approximately $0.2 million, $1.1 million and $2.1 million, respectively, for certain of our deferred tax assets related to state NOLs.  These charges were necessary based on our determination that it was more likely than not that we will not realize these assets prior to their expiration.

The following table summarizes the changes in our valuation allowance for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$22,160	$21,605	$19,532
Additions charged to expense	225	1,146	2,073
Deductions	—	(591)	—
Balance at end of year	$22,385	$22,160	$21,605

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

statements as a component of the benefit (provision) for income taxes.  The Company has no liability for unrecognized tax benefits at December 31, 2011.  The Company’s liability for unrecognized tax benefits, combined with accrued interest and penalties, at December 31, 2010 is approximately $0.8 million and is reflected as a component of other liabilities.

Our taxable loss differs from net loss attributable to common stockholders for financial reporting purposes primarily due to differences in the timing of recognition of rental revenue, loss on dispositions, impairment losses and depreciation and amortization.  As a result of these differences, the tax basis of our net assets and liabilities exceeds the book value by approximately $161.4 million at December 31, 2011 and approximately $206.5 million at December 31, 2010.

The following table reconciles our net loss attributable to common stockholders to our taxable loss for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss attributable to common stockholders	$(181,450)	$(230,499)	$(430,632)
Depreciation and amortization	67,294	73,114	82,064
Impairment losses	91,788	66,267	91,870
GAAP rent adjustments	(40,753)	(15,510)	(12,960)
Loss on dispositions	(121,676)	(5,808)	—
Gain (loss) on debt extinguishment and troubled debt restructuring	(38,888)	(30,526)	18,673
Unconsolidated tax entities - primarily IPC (US), Inc.	21,032	52,614	201,817
Other	(997)	1,653	3,999
Taxable loss (1)	$(203,650)	$(88,695)	$(45,169)

(1)

Represents our projected taxable loss. As stated above, we elected for our subsidiary, IPC (US), Inc., to be taxed as a REIT beginning with the 2008 tax year. As a result of this election, Behringer Harvard REIT I, Inc. and IPC (US), Inc. file separate tax returns. Our taxable loss includes amounts related to IPC (US), Inc.’s taxable income only to the extent we receive a taxable dividend from IPC (US), Inc. The taxable losses for IPC (US), Inc. for the years ended December 31, 2011, 2010, and 2009 were approximately $8.8 million, $25.0 million and $5.9 million, respectively.

For the years ended December 31, 2011, 2010 and 2009 we recognized a benefit (provision) for income taxes from continuing operations of approximately $0.6 million, ($2.8 million) and $1.4 million, respectively.

The components of the benefit (provision) for income taxes from continuing operations for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(33)	$(119)	$(101)
State	272	(507)	(1,304)
Total current	239	(626)	(1,405)

Deferred:
Federal	(42)	(34)	(185)
State	417	(2,123)	3,014
Total deferred	375	(2,157)	2,829
Total income tax benefit (provision) - continuing operations	$614	$(2,783)	$1,424

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

As of December 31, 2011, we have interest rate cap and swap agreements.  The following table summarizes the notional values of our derivative financial instruments (in thousands) as of December 31, 2011.  The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2011, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets, as of December 31, 2011 and 2010 (in thousands):

	Derivative Assets		Derivative Liabilities
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate caps	$31	$—	$—	$—
Interest rate swaps	—	—	(621)	—
Total derivatives	$31	$—	$(621)	$—

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion)
	for the Year Ended December 31,
	2011	2010	2009
Interest rate caps	$(285)	$—	$—
Interest rate swaps	(621)	3,269	2,388
Total	$(906)	$3,269	$2,388

	Amount reclassified from OCI into income (effective portion)
	for the Year Ended December 31,
Location	2011	2010	2009
Interest expense (1)	$149	$3,574	$4,631
Interest expense (2)	—	1,440	1,105
Total	$149	$5,014	$5,736

(1)

Increase in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of equity and offset dollar for dollar.

(2)	Represents amortization of discontinued cash flow hedge.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

	Amount recognized in income on derivative
	(ineffective portion and amount excluded from effectiveness testing)
	for the Year Ended December 31,
Location	2011	2010	2009
Interest expense (1)	$—	$—	$2,544
Total	$—	$—	$2,544

(1)	Represents the accelerated reclassification of amounts in accumulated OCI to earnings as a result of the previously hedged forecasted transaction becoming not probable to occur.

Derivatives Not Designated as Hedging Instruments

		Amount recognized in income on derivative
		for the Year Ended December 31,
	Location	2011	2010	2009

Interest rate swap	Interest expense	$—	$151	$278
Total		$—	$151	$278

Over time the approximately $0.9 million unrealized loss held in accumulated OCI at December 31, 2011 will be reclassified to earnings, approximately $0.5 million of which is expected to be reclassified over the next twelve months.

12.      Notes Payable

Our notes payable was approximately $2.4 billion in principal amount at December 31, 2011.  Our notes payable was approximately $2.7 billion at December 31, 2010.  As of December 31, 2011, all of our debt is fixed rate debt, with the exception of $431.5 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At December 31, 2011, the stated annual interest rates on our notes payable ranged from 3.59% to 9.80%, with an effective weighted average interest rate of approximately 5.51%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.67%.

We had a non-recourse property loan of approximately $27.3 million, secured by our Minnesota Center property, that matured in November 2010 and remained outstanding and in default at December 31, 2011.  However, ownership of this property was transferred to the lender on January 5, 2012, pursuant to a foreclosure.  Our proportionate share of a non-recourse property loan secured by our St. Louis Place TIC investment property is approximately $6.5 million and matured in July 2011 and remained outstanding and in default at December 31, 2011.  However, ownership of this property was transferred to the lender on February 10, 2012, pursuant to a foreclosure.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2011, we were in default on a non-recourse property loan with an outstanding balance of approximately $42.5 million secured by our 17655 Waterview and Southwest Center properties (the “Western Office Portfolio”).  We are currently marketing both of these properties for sale on behalf of the lender.  We can provide no assurance that we will be able to sell these properties, which could result in foreclosure or transfer of ownership of these properties to the lender.  At December 31, 2011, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  However, subsequent to December 31, 2011, we had an event of default on an additional non-recourse loan totaling approximately $16.4 million secured by our 600 & 619 Alexander Road property.  We are in discussions with the lender to restructure, purchase or pay off the debt at a discount.  We can provide no assurance that we will be able to restructure, purchase or payoff this debt at a discount which could result in foreclosure or transfer of ownership of the property to the lender.  In addition, we believe another non-recourse loan, totaling approximately $83.4 million and secured by one of our properties, may have an imminent default or event of default and may need to be modified in the near future in order to justify further investment.

At December 31, 2011, our notes payable, excluding those notes that have already matured as detailed above, had maturity dates that range from August 2013 to August 2021.

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

The following table summarizes our notes payable as of December 31, 2011, (in thousands):

Principal payments due in:
2012	$55,627
2013	229,431
2014	329,724
2015	582,660
2016	949,986
Thereafter	221,762
unamortized discount	(1,789)
Total	$2,367,401

An approximately $42.5 million non-recourse loan secured by our Western Office Portfolio is in default and has a maturity date in 2015, but we have received notification from the lender demanding immediate payment.  The table above reflects the loan secured by our Western Office Portfolio using the original maturity date.  If this loan were shown as payable as of January 1, 2012, the principal payments in 2012 would increase by approximately $41.9 million, while principal payments in 2013, 2014 and 2015 would decrease by approximately $0.6 million, $0.6 million and $40.7 million, respectively.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the new credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of December 31, 2011, the term loan was fully funded and we have drawn $71.5 million under the revolving line of credit.  As of December 31, 2011, the weighted average annual interest rate for the credit agreement, inclusive of the swap, was 3.61%.

As of December 31, 2010, through our operating partnership, Behringer OP, we had a secured credit agreement providing for secured borrowings up to $150.0 million, available as revolving loans (subject to increase to $300 million upon lender approval and payment of certain activation fees to the agent and lenders).  As of December 31, 2010, there was approximately $149.7 million outstanding under the revolving loans which bore an annual interest rate of LIBOR plus 2.75% per annum, which as of December 31, 2010 equated to an annual interest rate of approximately 3.01%.  The borrowings outstanding under this credit facility, scheduled to mature in December 2011, were paid in full on July 22, 2011.

Troubled Debt Restructuring

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.1 million, of which approximately $9.1 million was recognized in 2010 and $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

In February 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of KeyBank Center to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $6.5 million which is included in income (loss) from discontinued operations.

In December 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of One Financial Plaza to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

gain on troubled debt restructuring of approximately $3.3 million which is included in income (loss) from discontinued operations.

In December 2010, we sold 222 Bloomingdale and the lender associated with this property agreed to accept a discounted payoff as full settlement of the debt which resulted in a gain on troubled debt restructuring of approximately $4.6 million which is included in income (loss) from discontinued operations.

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million which is included in income (loss) from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $0.9 million which is included in income (loss) from discontinued operations.

In August 2011, we sold our 1300 Main property, which was held in receivership at the date of sale.  All proceeds were used to fully settle the related debt at a discount and resulted in a gain on troubled debt restructuring of approximately $1.6 million which is included in income (loss) from discontinued operations.

In December 2011, pursuant to a foreclosure, we transferred ownership of our Resurgens Plaza property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $34.4 million which is included in income (loss) from discontinued operations.

For the years ended December 31, 2011 and 2010, the gain on troubled debt restructuring of approximately $38.9 million and $23.5 million, respectively, was approximately $0.13 and $0.08 per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

13.          Stockholders’ Equity

Capitalization

As of December 31, 2011, we had 297,255,771 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 32,423,390 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, offset by 12,063,249 shares redeemed.  As of December 31, 2011, we had no shares of preferred stock issued and outstanding and had options to purchase 92,875 shares of common stock outstanding at a weighted average exercise price of $7.77.  At December 31, 2011, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012. Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year hold period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

For the years ended December 31, 2011 and 2010, we redeemed approximately 0.9 million and 1.0 million shares for approximately $4.3 million and $7.2 million, respectively.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of December 31, 2011, we had outstanding to the independent members of the board of directors options to purchase 92,875 shares of our common stock at a weighted average exercise price of $7.77 per share. These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the years ended December 31, 2011, 2010 and 2009.

Distributions

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share, which increased 2% from our December 2010 estimated valuation.  From April 2009 to April 2010, the declared distributions rate was equal to a monthly amount of $0.0271 per share of common stock, which is equivalent to an annual distribution rate of 3.25% assuming the share was purchased for $10.00.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  Distributions declared and payable as of December 31, 2011 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for our common stock and noncontrolling interests for each of the quarters during the years ended December 31, 2011 and 2010 (in thousands):

		Common Stockholders		Noncontrolling
	Total	Cash	DRP	Interests
2011
1st Quarter	$7,402	$4,069	$3,320	$13
2nd Quarter	7,418	4,068	3,336	14
3rd Quarter	7,426	4,093	3,321	12
4th Quarter	7,442	4,120	3,308	14
Total	$29,688	$16,350	$13,285	$53

2010
1st Quarter	$25,957	$12,562	$11,268	$2,127
2nd Quarter	12,886	6,997	5,867	22
3rd Quarter	7,385	4,034	3,330	21
4th Quarter	7,393	4,044	3,334	15
Total	$53,621	$27,637	$23,799	$2,185

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

14.          Related Party Transactions

Our advisor and certain of its affiliates have earned fees and compensation in connection with each of our public offerings and earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  We terminated the third and final primary public offering on December 31, 2008.

Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned and we expensed approximately $0.1 million in acquisition and advisory fees or reimbursement of expenses in the year ended December 31, 2011.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the year ended December 31, 2010.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  Behringer Advisors earned approximately $6.1 million of debt financing fees for the year ended December 31, 2011 and no debt financing fees for the year ended December 31, 2010.

HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $14.3 million, $16.7 million and $17.5 million in the years ended December 31, 2011, 2010 and 2009, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management in connection with our real estate and investment properties.

Depending on the nature of the asset at the time the fee is incurred, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  We incurred and expensed approximately $20.1 million, $20.1 million and $21.9 million, respectively, of asset management fees for the years ended December 31, 2011, 2010 and 2009, respectively, inclusive of amounts recorded within discontinued operations.  Asset management fees of approximately $6.2 million, $8.9 million and $7.5 million were waived for the years ended December 31, 2011, 2010 and 2009, respectively.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.  For the years ended December 31, 2011, 2010 and 2009, we incurred and expensed approximately $29.0 million, $31.6 million and $28.2 million, respectively, for reimbursement of these costs and expenses to Behringer Advisors and HPT Management.

At December 31, 2011 and 2010 we had payables to related parties of approximately $1.4 million and $2.2 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

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

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2011, assuming all the conditions above are met, Behringer Advisors would be paid approximately $2.8 million in disposition fees.  On February 20, 2012, we entered into an amendment of our advisory management agreement that removes this subordinated disposition fee.

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

Effective since December 2011, we lease approximately 14,000 square feet of office space from Behringer Harvard Bent Tree, LP, a wholly-owned subsidiary of Behringer Harvard Opportunity REIT I, Inc., an investment program that is also sponsored by Behringer Harvard Holdings, LLC, our sponsor.  Under the terms of the sixty-six month lease, we currently pay annual base rent of approximately $0.2 million.

15.          Commitments and Contingencies

As of December 31, 2011, we had commitments of approximately $64.3 million for future tenant improvements and leasing commissions.

16.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Interest paid, net of amounts capitalized	$143,466	$163,739	$178,072
Income taxes paid	$2,311	$2,063	$2,039

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$27,354	$19,204	$7,411
Transfer of real estate and lease intangibles through cancellation of debt	$65,870	$57,649	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$13,297	$26,506	$65,900
Mortgage notes assumed by the Company	$2,091	$—	$—
Accrual for distributions declared	$2,481	$2,464	$—
Mortgage notes assumed by purchaser	$28,754	$89,849	$—
Cancellation of debt through transfer of real estate	$103,737	$66,368	$—
Cancellation of debt through discounted payoff	$—	$12,475	$—

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

17.          Discontinued Operations and Real Estate Held for Sale

During 2011, we sold six properties and pursuant to deeds-in-lieu of foreclosure or foreclosure, we transferred ownership of three properties to their respective lenders.  During 2010, we sold five properties and, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of two properties to their respective lenders.  During 2009, we sold two properties.

The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2011, 2010 and 2009 as summarized in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009

Rental revenue	$17,212	$59,956	$82,330

Expenses
Property operating expenses	7,091	20,071	26,494
Interest expense	9,436	24,874	24,595
Real estate taxes	3,501	7,077	12,475
Property and asset management fees	1,427	4,057	5,294
Asset impairment losses	38,834	72,700	74,493
Depreciation and amortization	7,901	22,566	41,315
Total expenses	68,190	151,345	184,666

Benefit (provision) for income taxes	—	30	(40)
Gain on troubled debt restructuring	37,903	14,448	—
Interest and other income (expense)	5	(1)	31
Loss from discontinued operations	$(13,070)	$(76,912)	$(102,345)

We had no assets held for sale as of December 31, 2011.  As of December 31, 2010, our Westway One property was held for sale and was sold in January 2011.  The major classes of assets associated with real estate held for sale are as follows (in thousands):

December 31, 2010
Land	$3,400
Buildings and improvements, net	24,267
Accounts receivable and other assets, net	502
Lease intangibles, net	2,556
Assets associated with real estate held for sale	$30,725

Behringer Harvard REIT I, Inc.

Notes to Consolidated Financial Statements

18.          Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

2011 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$126,488	$118,366	$114,746	$119,424

Loss from continuing operations before gain on sale of assets	(28,664)	(38,581)	(81,584)	(38,062)
Income (loss) from discontinued operations	(1,819)	(4,381)	(23,552)	33,383
Gain on sale of assets	—	1,385	—	—
Net loss	(30,483)	(41,577)	(105,136)	(4,679)
Noncontrolling interests in continuing operations	170	66	117	79
Noncontrolling interests in discontinued operations	2	6	34	(49)
Net loss attributable to common stockholders	$(30,311)	$(41,505)	$(104,985)	$(4,649)
Weighted average shares outstanding	295,643	296,091	296,579	297,075
Basic and diluted loss per common share	$(0.10)	$(0.14)	$(0.35)	$(0.02)

2010 Quarters Ended	March 31	June 30	September 30	December 31

Rental revenue	$124,134	$124,174	$122,361	$122,127

Loss from continuing operations	(28,845)	(49,181)	(42,767)	(36,443)
Income (loss) from discontinued operations	1,568	(40,528)	(33,094)	(1,938)
Net loss	(27,277)	(89,709)	(75,861)	(38,381)
Noncontrolling interests in continuing operations	148	178	166	127
Noncontrolling interests in discontinued operations	(3)	60	50	3
Net loss attributable to common stockholders	$(27,132)	$(89,471)	$(75,645)	$(38,251)
Weighted average shares outstanding	293,179	293,963	294,546	295,251
Basic and diluted loss per common share	$(0.09)	$(0.30)	$(0.26)	$(0.13)

19.          Subsequent Events

On January 5, 2012, pursuant to a foreclosure, we transferred ownership of our Minnesota Center property to the lender associated with this property resulting in an expected first quarter 2012 gain on troubled debt restructuring of approximately $5.4 million.  Prior to the transaction, the loan had an outstanding balance of $27.3 million and a scheduled maturity date of November 2010.  Minnesota Center is located in Bloomington, Minnesota and consists of approximately 276,000 square feet.

On February 10, 2012, pursuant to a foreclosure, we transferred our 35.71% ownership interest in St. Louis Place to the lender associated with this property resulting in an expected first quarter 2012 gain on troubled debt restructuring of approximately $0.6 million.  Prior to the transaction, our portion of the loan had an outstanding balance of $6.5 million and a scheduled maturity date of July 2011.  St. Louis Place is located in St. Louis, Missouri and consists of approximately 337,000 square feet.

On March 6, 2012, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the first quarter of 2012.  In doing so, our advisor waived our obligation to pay approximately $1.1 million in additional asset management fees that would otherwise become due and payable during the first quarter of 2012 (based on assets held as of January 1, 2012).

Behringer Harvard REIT I, Inc.

Valuation and Qualifying Accounts

Schedule II

December 31, 2011

(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Year

Year ended December 31, 2011	$3,198	$847	$—	$(2,586)	$1,459
Year ended December 31, 2010	$5,244	$314	$—	$(2,360)	$3,198
Year ended December 31, 2009	$1,746	$6,695	$—	$(3,197)	$5,244

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2011

(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Improvements	to acquisition (2)	close of period (3)	depreciation	construction	acquired
Ashford Perimeter	Atlanta, GA	$31,505		$8,479	$31,662	$(16,608)	$23,533	$8,559	1982	01/2005
Lawson Commons	St. Paul, MN	56,457		2,021	75,881	934	78,836	19,878	1999	06/2005
Southwest Center	Tigard, OR	42,459	(4)	2,106	16,317	(7,361)	11,062	685	2001	07/2005
17655 Waterview	Richardson, TX	—	(4)	2,932	28,876	(22,449)	9,359	860	1998	07/2005
Buena Vista Plaza	Burbank, CA	21,612		3,806	28,368	199	32,373	7,379	1991	07/2005
Riverview Tower	Knoxville, TN	29,925		2,740	35,181	149	38,070	9,357	1985	10/2005
1325 G Street	Washington, D.C.	100,000		71,313	60,681	5,021	137,015	16,346	1969	11/2005
Woodcrest Corporate Center	Cherry Hill, NJ	49,759		5,927	49,977	4,611	60,515	13,168	1960	01/2006
Burnett Plaza	Ft. Worth, TX	107,930		6,239	157,171	14,628	178,038	39,634	1983	02/2006
Paces West	Atlanta, GA	83,392		8,838	88,172	(16,557)	80,453	21,355	1987/89	04/2006
222 South Riverside Plaza	Chicago, IL	200,927		29,787	190,111	16,123	236,021	47,041	1971	06/2006
The Terrace Office Park	Austin, TX	130,438		17,330	124,551	4,956	146,837	28,865	1997-2002	06/2006
600 & 619 Alexander Road	Princeton, NJ	16,427		3,000	16,700	(7,313)	12,387	4,034	1983/85	06/2006
Bank of America Plaza	Charlotte, NC	150,000		26,656	185,215	6,376	218,247	39,668	1974	10/2006
Three Parkway	Philadelphia, PA	67,051		7,905	69,033	5,164	82,102	15,735	1970	10/2006
4440 El Camino Real	Los Altos, CA	271,500	(5)	4,412	30,794	774	35,980	6,395	2000	11/2006
Fifth Third Center-Cleveland	Cleveland, OH	49,250		1,424	52,075	3,945	57,444	11,380	1991	11/2006
5 & 15 Wayside	Burlington, MA	—	(5)	8,917	61,709	905	71,531	12,363	1999/2001	12/2006
One & Two Eldridge Place	Houston, TX	75,000		6,605	89,506	12,053	108,164	19,632	1984/86	12/2006
250 W. Pratt	Baltimore, MD	34,315		6,700	39,861	10,389	56,950	11,737	1986	12/2004-12/2006
Centreport Office Center	Ft. Worth, TX	—	(5)	3,175	12,917	(6,544)	9,548	1,771	1999	06/2007
One Financial Place	Chicago, IL	160,000		23,285	265,099	22,984	311,368	47,934	1984	11/2007
10 & 120 South Riverside	Chicago, IL	—	(5)	40,476	311,716	18,110	370,302	55,685	1965	11/2007
111 Woodcrest	Cherry Hill, NJ	—	(5)	1,000	5,417	(1,439)	4,978	778	1964	11/2007
1650 Arch Street	Philadelphia, PA	—	(5)	24,000	60,825	(32,459)	52,366	6,916	1974	12/2007-03/2011
United Plaza	Philadelphia, PA	62,545		23,736	90,001	5,732	119,469	15,167	1975	12/2007
One Oxmoor Place	Louisville, KY	95,916	(6)	2,851	17,614	567	21,032	3,135	1989	12/2007
Hurstbourne Place	Louisville, KY	—	(6)	4,587	30,203	(15,389)	19,401	3,676	1982	12/2007
Hurstbourne Park	Louisville, KY	—	(6)	2,297	12,728	(3,301)	11,724	1,999	1971	12/2007
Hurstbourne Plaza (7)	Louisville, KY	—	(6)	4,000	10,054	90	14,144	9,592	1971	12/2007
Forum Office Park	Louisville, KY	—	(6)	6,811	32,548	2,678	42,037	5,850	1984	12/2007
Lakeview	Louisville, KY	—	(6)	1,468	8,574	1,093	11,135	1,686	1989	12/2007
Steeplechase Place	Louisville, KY	—	(6)	1,766	7,424	371	9,561	1,276	1989	12/2007
Hunnington	Louisville, KY	—	(6)	978	5,507	(1,354)	5,131	768	1986	12/2007
City Hall Plaza	Manchester, NH	—	(6)	2,516	27,509	391	30,416	4,478	1982	12/2007
One & Two Chestnut Place	Worcester, MA	—	(6)	2,903	15,715	(1,048)	17,570	2,365	1990	12/2007
Energy Centre	New Orleans, LA	47,519		6,134	59,852	27,618	93,604	16,140	1984	12/2007
One Edgewater Plaza	Staten Island, NY	34,229	(8)	12,789	26,292	(13,931)	25,150	4,175	1919	12/2007
Tice Building	Woodcliff Lake, NJ	—	(8)	2,500	18,118	(8,124)	12,494	2,238	1988	12/2007
Fifth Third Center-Columbus	Columbus, OH	51,617		3,500	54,242	1,045	58,787	9,210	1928	12/2007
5104 Eisenhower Boulevard	Tampa, FL	—	(5)	2,602	25,054	—	27,656	4,876	1998	12/2007
Plaza at MetroCenter	Nashville, TN	24,577		3,341	35,333	(1,866)	36,808	6,420	1985	12/2007
Loop Central	Houston, TX	44,672		11,653	86,587	5,927	104,167	17,141	1980-1982	12/2007
Epic Center	Wichita, KS	14,916	(9)	951	19,609	(4,591)	15,969	3,431	1987	12/2007
One Brittany Place	Wichita, KS	—	(9)	926	3,478	(2,011)	2,393	416	1984	12/2007

Behringer Harvard REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2011

(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances (1)		Land	Improvements	to acquisition (2)	close of period (3)	depreciation	construction	acquired
Two Brittany Place	Wichita, KS	—	(9)	926	1,666	(1,001)	1,591	307	1984	12/2007
801 Thompson	Rockville, MD	9,400		3,200	10,578	5	13,783	1,710	1963	12/2007
500 E. Pratt	Baltimore, MD	58,800		—	66,390	1,249	67,639	10,919	2004	12/2007
One City Centre	Houston, TX	73,983		19,747	97,487	10,254	127,488	14,512	1962	06/2008
One BriarLake Plaza	Houston, TX	99,560		9,602	119,660	8,192	137,454	16,563	2000	09/2008
Minnesota Center	Bloomington, MN	27,286		3,500	35,809	(10,556)	28,753	4,719	1987	10/2003-12/2008
Colorado Building	Washington, D.C.	27,235		13,328	28,109	848	42,285	4,657	1903	08/2004-12/2008
Three Eldridge Place	Houston ,TX	—	(5)	3,090	62,181	10,948	76,219	2,821	2009	12/2006-11/2009
Totals		$2,350,202		$470,775	$3,096,137	$30,427	$3,597,339	$617,402

Generally, each of our properties has a depreciable life of 25 years.

(1)  Excludes unamortized discount of approximately $1.8 million and $19.0 million of consolidated TIC notes payable for our TIC properties, St. Louis Place and Alamo Plaza, which are accounted for under the equity method of accounting.

(2)  Includes adjustments to basis, such as impairment losses.

(3)  The aggregate cost for federal income tax purposes is approximately $4.0 billion.

(4)  Southwest Center and 17655 Waterview are each held as collateral for this note payable.

(5)  10&120 South Riverside, 5&15 Wayside, 5104 Eisenhower Boulevard, Centreport Office Center, 111 Woodcrest, 1650 Arch Street, 4440 El Camino Real and Three Eldridge Place are each held as collateral for this note payable.

(6)  One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.

(7)  Hurstborne Plaza is a retail shopping center.  All of our other properties are office buildings.

(8)  One Edgewater Plaza and  the Tice Building (“New York Properties”) are each held as collateral for this note payable.  This note payable is cross collateralized with our Wichita Properties note payable.

(9)  Epic Center, One Brittany Place and Two Brittany Place (“Wichita Properties”) are each held as collateral for this note payable.  This note payable is cross collateralized with our New York Properties note payable.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Real Estate:
Balance at beginning of year	$3,894,478	$4,185,303	$4,368,727
Acquisitions/improvements	68,699	62,126	105,352
Assets disposed/written-off	(365,838)	(352,951)	(288,776)
Balance at end of the year	$3,597,339	$3,894,478	$4,185,303

Accumulated depreciation:
Balance at beginning of year	$526,197	$423,534	$263,794
Depreciation expense	150,338	159,086	165,871
Assets disposed/written-off	(59,133)	(56,423)	(6,131)
Balance at end of the year	$617,402	$526,197	$423,534

*****

EXHIBIT INDEX

Exhibit Number	Description
3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)

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

10.2

Fifth Amended and Restated Advisory Agreement between the Registrant and Behringer Advisors LP (previously filed and incorporated by reference to Form 8-K filed on January 5, 2007), as amended by the First Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008), the Second Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated May 14, 2009, (previously filed and incorporated by reference to Form 10-Q filed on May 15, 2009), and the Third Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated February 20, 2012 (previously filed and incorporated by reference to Form 8-K filed on February 22, 2012)

10.3

Fifth Amended and Restated Property Management and Leasing Agreement, dated May 15, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on May 15, 2008), as amended by the First Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated June 25, 2008 (previously filed and incorporated by reference to Form 8-K filed on June 25, 2008), the Second Amendment to the Fifth Amended and Restated Property Management Agreement, dated August 13, 2008 (previously filed and incorporated by reference to Form 8-K filed on August 13, 2008), the Third Amendment to the Fifth Amended and Restated Property Management Agreement, dated November 9, 2010 (previously filed and incorporated by reference to Form 10-Q filed on November 12, 2010) and the Fourth Amendment to the Fifth Amended and Restated Property Management Agreement, dated February 20, 2012 (previously filed and incorporated by reference to Form 8-K filed on February 22, 2012)

10.4

Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 15, 2005)

10.5

Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.6

Second Amendment to Credit Agreement, dated January 5, 2011, by and among Behringer Harvard Operating Partnership I LP, as borrower, Behringer Harvard REIT I, Inc. and the subsidiary guarantors which are signatories to the agreement, as guarantors, and Keybank National Association, as lender, the other lenders which are parties to the agreement and Keybank National Association, as administrative agent (previously filed and incorporated by reference to Form 8-K filed on January 5, 2011)

10.7

Credit Agreement, dated as of October 25, 2011 among Behringer Harvard Operating Partnership I LP, as Borrower, the several lenders from time to time parties thereto, KeyBank National Association, as Agent, J.P. Morgan Securities LLC and KeyBanc Capital Markets, as Co-Lead Arrangers and Book Runners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association and U.S. Bank National Association as Co-Documentation Agents (previously filed and incorporated by reference to Form 8-K filed on October 31, 2011)

10.8

Unconditional Guaranty of Payment and Performance, dated as of October 25, 2011, by Behringer Harvard REIT I, Inc. and the subsidiary guarantors identified on the signature pages thereto, to and for the benefit of KeyBank National Association for itself and the lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on October 31, 2011)

10.9

Agreement, dated November 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP, Behringer Advisors, LLC, HPT Management Services LP and HPT TIC Management Services LP (previously filed and incorporated by reference to Form 8-K filed on November 18, 2008)

10.10

Reimbursement Agreement, dated October 21, 2010, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (previously filed and incorporated by reference to Form 8-K filed on October 26, 2010)

10.11

Letter Agreement, dated March 3, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-K filed on March 8, 2011)

10.12

Letter Agreement, dated May 5, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 8-K filed on May 9, 2011)

10.13

Letter Agreement, dated August 4, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)

10.14

Letter Agreement, dated November 8, 2011, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on November 10, 2011)

10.15	Letter Agreement, dated March 6, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

99.1	Fourth Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Second Amended and Restated Policy for Estimation of Common Stock Value, effective as of April 13, 2010 (previously filed and incorporated by reference to Form 8-K filed on April 16, 2010)

101**

The following financial information from Behringer Harvard REIT I, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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