Form 10-Q
period 2012-03-31
BEHRINGER HARVARD REIT I INC
filed 2012-05-14
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, Behringer Harvard REIT I, Inc. had 297,976,707 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Behringer Harvard REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Real estate
Land	$435,537	$438,079
Buildings and improvements, net	2,502,897	2,541,858
Total real estate	2,938,434	2,979,937

Cash and cash equivalents	19,718	12,073
Restricted cash	89,780	100,580
Accounts receivable, net	111,954	105,953
Prepaid expenses and other assets	11,552	7,736
Investments in unconsolidated entities	64,823	71,280
Deferred financing fees, net	20,760	22,579
Lease intangibles, net	239,898	253,630
Total assets	$3,496,919	$3,553,768

Liabilities and equity

Liabilities
Notes payable	$2,354,894	$2,367,401
Accounts payable	639	1,114
Payables to related parties	1,987	1,397
Acquired below-market leases, net	64,419	68,778
Distributions payable	2,485	2,481
Accrued liabilities	123,252	130,897
Deferred tax liabilities	2,945	2,629
Other liabilities	17,790	17,080
Total liabilities	2,568,411	2,591,777

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 297,741,545 and 297,255,771 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	30	30
Additional paid-in capital	2,641,970	2,639,720
Cumulative distributions and net loss attributable to common stockholders	(1,718,391)	(1,683,153)
Accumulated other comprehensive loss	(1,348)	(905)
Stockholders’ equity	922,261	955,692
Noncontrolling interests	6,247	6,299
Total equity	928,508	961,991
Total liabilities and equity	$3,496,919	$3,553,768

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Rental revenue	$114,307	$125,488

Expenses
Property operating expenses	34,448	34,497
Interest expense	34,457	36,448
Real estate taxes	17,430	14,786
Property management fees	3,345	3,529
Asset management fees	4,995	4,660
General and administrative	2,393	2,797
Depreciation and amortization	50,688	57,544
Total expenses	147,756	154,261

Interest and other income	202	114
Gain on troubled debt restructuring	201	1,008
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale or transfer of assets	(33,046)	(27,651)

Provision for income taxes	(407)	(224)
Equity in earnings (losses) of investments	(116)	306
Loss from continuing operations before gain on sale of assets	(33,569)	(27,569)

Discontinued operations
Income (loss) from discontinued operations	3,348	(3,553)
Gain on sale or transfer of discontinued operations	2,019	639
Income (loss) from discontinued operations	5,367	(2,914)

Gain on sale or transfer of assets	362	—

Net loss	(27,840)	(30,483)

Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	49	170
Noncontrolling interests in discontinued operations	(8)	2

Net loss attributable to common stockholders	$(27,799)	$(30,311)

Basic and diluted weighted average common shares outstanding	297,645,524	295,642,690

Basic and diluted loss per common share:
Continuing operations	$(0.11)	$(0.09)
Discontinued operations	0.02	(0.01)
Basic and diluted loss per common share	$(0.09)	$(0.10)

Amounts attributable to common stockholders:
Continuing operations	$(33,158)	$(27,399)
Discontinued operations	5,359	(2,912)
Net loss attributable to common stockholders	$(27,799)	$(30,311)

Comprehensive loss:
Net loss	$(27,840)	$(30,483)
Other comprehensive income:
Unrealized loss on interest rate derivatives	(443)	—
Total other comprehensive loss	(443)	—

Comprehensive loss	(28,283)	(30,483)
Comprehensive loss attributable to noncontrolling interests	41	172
Comprehensive loss attributable to common stockholders	$(28,242)	$(30,311)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity
For the three months ended March 31, 2012

Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991

Comprehensive loss:
Net loss	—	—	—	—	—	(27,799)	—	(41)	(27,840)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(443)	—	(443)
Total comprehensive loss									(28,283)

Redemption of common stock	—	—	(221)	—	(1,024)	—	—	—	(1,024)
Distributions declared	—	—	—	—	—	(7,439)	—	(11)	(7,450)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	707	—	3,278	—	—	—	3,278
Cost of share issuance	—	—	—	—	(4)	—	—	—	(4)

Balance at March 31, 2012	1	$—	297,742	$30	$2,641,970	$(1,718,391)	$(1,348)	$6,247	$928,508

For the three months ended March 31, 2011

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Net loss and comprehensive loss	—	—	—	—	—	(30,311)	—	(172)	(30,483)
Redemption of common stock	—	—	(234)	—	(1,066)	—	—	—	(1,066)
Distributions declared	—	—	—	—	—	(7,389)	—	(12)	(7,401)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	730	1	3,322	—	—	—	3,323
Cost of share issuance	—	—	—	—	(3)	—	—	—	(3)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at March 31, 2011	1	$—	295,772	$30	$2,632,976	$(1,509,768)	$—	$6,594	$1,129,832

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net loss	$(27,840)	$(30,483)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on sale or transfer of assets	(362)	—
Gain on sale or transfer of discontinued operations	(2,019)	(639)
Gain on troubled debt restructuring	(3,587)	(3,358)
Loss on derivatives	3	—
Depreciation and amortization	50,688	60,858
Amortization of lease intangibles	236	466
Amortization of above/below market rent	(3,338)	(10,195)
Amortization of deferred financing and mark-to-market costs	1,933	1,236
Equity in (earnings) losses of investments	116	(306)
Ownership portion of management fees from unconsolidated companies	103	—
Distributions from investments	114	228
Change in accounts receivable	(6,833)	(8,917)
Change in prepaid expenses and other assets	(3,859)	(3,109)
Change in lease commissions	(3,295)	(3,404)
Change in other lease intangibles	(1,112)	(1,457)
Change in accounts payable	(476)	(759)
Change in accrued liabilities	(12,324)	(11,307)
Change in other liabilities	923	961
Change in payables to related parties	590	(181)
Cash used in operating activities	(10,339)	(10,366)

Cash flows from investing activities
Return of investments	2,234	193
Purchases of real estate	—	(1,035)
Investments in unconsolidated entities	(370)	(354)
Capital expenditures for real estate	(7,656)	(19,256)
Proceeds from notes receivable	—	10,355
Proceeds from sale of discontinued operations	—	30,611
Change in restricted cash	10,800	844
Cash provided by investing activities	5,008	21,358

Cash flows from financing activities
Financing costs	(21)	(7)
Proceeds from notes payable	26,500	—
Payments on notes payable	(8,284)	(33,862)
Payments on capital lease obligations	(22)	(20)
Redemptions of common stock	(1,024)	(1,066)
Offering costs	(4)	(3)
Distributions to common stockholders	(4,158)	(4,063)
Distributions to noncontrolling interests	(11)	(12)
Change in payables to related parties	—	3
Cash provided by (used in) financing activities	12,976	(39,030)

Net change in cash and cash equivalents	7,645	(28,038)
Cash and cash equivalents at beginning of period	12,073	139,139
Cash and cash equivalents at end of period	$19,718	$111,101

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality real estate.  As of March 31, 2012, we owned interests in 55 properties located in 20 states and the District of Columbia.  We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors” or “our advisor”), a Texas limited liability company.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets.  Our management is reviewing various alternatives that may create future liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

2.                                      Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended March 31, 2012 and 2011 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2012 and December 31, 2011 and our results of operations and our cash flows for the periods ended March 31, 2012 and 2011.  These adjustments are of a normal recurring nature.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Real Estate

As of March 31, 2012 and December 31, 2011, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of March 31, 2012	Improvements	Intangibles	Leases	Leases
Cost	$3,148,977	$465,122	$33,823	$(139,210)
Less: accumulated depreciation and amortization	(646,080)	(238,086)	(20,961)	74,791
Net	$2,502,897	$227,036	$12,862	$(64,419)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,159,260	$468,960	$34,509	$(141,795)
Less: accumulated depreciation and amortization	(617,402)	(229,211)	(20,628)	73,017
Net	$2,541,858	$239,749	$13,881	$(68,778)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from less than one year to more than ten years.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

April - December 2012	$9,025
2013	$20,870
2014	$17,337
2015	$11,985
2016	$8,965

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Straight-line rental revenue receivable	$101,560	$94,541
Tenant receivables	12,377	11,933
Non-tenant receivables	638	938
Allowance for doubtful accounts	(2,621)	(1,459)
Total	$111,954	$105,953

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $20.8 million and $22.6 million at March 31, 2012 and December 31, 2011, respectively.  Accumulated amortization of deferred financing fees was approximately $15.4 million and $14.1 million as of March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2012 and 2011 was approximately $7.4 million and $6.4 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2012 and 2011 was approximately $3.3 million and $10.2 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.6 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively, which includes amounts recognized in discontinued operations.

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

As of March 31, 2012, we have deferred tax liabilities of approximately $2.9 million and deferred tax assets of approximately $0.4 million related to various state taxing jurisdictions.  At December 31, 2011, we had deferred tax liabilities of approximately $2.6 million and deferred tax assets of approximately $0.3 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. For the three months ended

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

March 31, 2012 and 2011 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.4 million and $0.2 million, respectively, related to certain state and local income taxes.

4.                                      New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”)  updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present information separately about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We adopted the remaining guidance on January 1, 2011.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements, but did expand our disclosures.

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

We incorporate credit valuation adjustments (“CVAs”) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2012, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that the CVAs are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets. The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (in thousands).

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Items	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
as of March 31, 2012
Assets:
Derivative financial instruments	$7	$—	$7	$—
Liabilities:
Derivative financial instruments	$(1,043)	$—	$(1,043)	$—

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Items	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
as of December 31, 2011
Assets:
Derivative financial instruments	$31	$—	$31	$—
Liabilities:
Derivative financial instruments	$(621)	$—	$(621)	$—

Fair Value Disclosures

Fair Value of Financial Instruments

Financial instruments held at March 31, 2012 and December 31, 2011 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, distributions payable, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes Payable	$2,354,894	$2,287,641	$2,367,401	$2,269,235

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.                                      Real Estate Activities

On January 5, 2012, pursuant to a foreclosure, we transferred ownership of our Minnesota Center property to the lender associated with this property resulting in a gain on troubled debt restructuring of approximately $3.4 million and a gain on transfer of discontinued operations of approximately $2.0 million.  Prior to the transaction, the loan had an outstanding principal balance of $27.3 million and a scheduled maturity date of November 2010.  Minnesota Center is located in Bloomington, Minnesota and consists of approximately 276,000 square feet.

7.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interest in Alamo Plaza, our noncontrolling 60% interest in the Wanamaker Building and our noncontrolling 9.84% interest in 200 South Wacker.  On February 10, 2012, pursuant to a foreclosure, we transferred our 35.71% TIC interest in St. Louis Place to the lender associated with the property resulting in a gain on troubled debt restructuring of approximately $0.2 million and a gain on transfer of assets of approximately $0.4 million.

The following is a summary of our investments in unconsolidated entities as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Property Name	Ownership Interest	Ownership Interest	March 31, 2012	December 31, 2011
Wanamaker Building	60.00%	60.00%	$48,044	$48,170
Alamo Plaza	40.66%	40.66%	13,867	13,992
St. Louis Place	0.00%	35.71%	—	6,304
200 South Wacker	9.84%	9.82%	2,912	2,814
Total			$64,823	$71,280

For the three months ended March 31, 2012, we recorded approximately $0.1 million of equity in losses and approximately $2.3 million of distributions from our investments in unconsolidated entities.  For the three months ended March 31, 2011, we recorded approximately $0.3 million of equity in earnings and approximately $0.4 million of distributions from our investments in unconsolidated entities.  Our equity in earnings for the three months ended March 31, 2012 and 2011 from these investments represents our proportionate share of the combined earnings for the period of our ownership.

8.                                      Noncontrolling Interests

The following is a summary of our noncontrolling interests as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011

Noncontrolling interests in real estate properties	$5,331	$5,331
Limited partnership units	918	970
IPC (US), Inc. preferred shares	(2)	(2)
Total	$6,247	$6,299

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2012, we have interest rate cap and swap agreements.  The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2012.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2012, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of March 31, 2012 and December 31, 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate caps	$7	$31	$—	$—
Interest rate swaps	—	—	(1,043)	(621)

Total derivatives	$7	$31	$(1,043)	$(621)

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
Interest rate caps	$(21)	$—
Interest rate swap	(422)	—
Total	$(443)	$—

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended
Location	March 31, 2012	March 31, 2011
Interest expense (1)	$200	$—
Total	$200	$—

(1)    Increase in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Over time the approximately $1.3 million unrealized loss held in accumulated OCI at March 31, 2012 will be reclassified to earnings, approximately $0.9 million of which is expected to be reclassified over the next twelve months.

10.                               Notes Payable

Our notes payable was approximately $2.4 billion in principal amount at March 31, 2012 and December 31, 2011.  As of March 31, 2012, all of our debt is fixed rate debt, with the exception of $458.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At March 31, 2012, the stated annual interest rates on our notes payable ranged from 3.24% to 9.80%, with an effective weighted average annual interest rate of approximately 5.47%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.59%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2012, we were in default on a non-recourse property loan with an outstanding balance of approximately $42.5 million secured by our 17655 Waterview and Southwest Center properties (the “Western Office Portfolio”).  We are working with the lender to transfer them ownership of 17655 Waterview, and we are currently marketing Southwest Center for sale on behalf of the lender.  As of March 31, 2012, we were also in default on an additional non-recourse loan totaling approximately $16.4 million secured by our 600 & 619 Alexander Road property.  We are currently marketing this property for sale on behalf of the lender.  We can provide no assurance that we will be able to sell Southwest Center or 600 & 619 Alexander Road, which could result in foreclosure or transfer of ownership of these properties to the lenders.  At March 31, 2012, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  Subsequent to March 31, 2012, three additional loans totaling approximately $132.1 million and secured by six of our properties had events of default.  We believe these loans may be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  We believe other non-recourse loans, totaling approximately $61.3 million and secured by two of our properties, may have imminent defaults or events of default and may need to be modified in the near future in order to justify further investment.  At March 31, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.

The following table summarizes our notes payable as of March 31, 2012, (in thousands):

Principal payments due in (1):
April - December 2012	$16,528
2013	229,431
2014	356,224
2015	582,660
2016	949,986
Thereafter	221,762
unamortized discount	(1,697)
Total	$2,354,894

(1) The approximate $42.5 million non-recourse loan secured by our Western Office Portfolio is in default and has a scheduled maturity date in 2015, but we have received notification from the lender demanding immediate payment.  The table above reflects the required principal payments of this loan using the original maturity date.  If this loan was shown as payable in full on April 1, 2012, the principal payments in 2012 would increase by approximately $41.9 million, while principal payments in 2013, 2014 and 2015 would decrease by approximately $0.6 million, $0.6 million and $40.7 million, respectively.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of March 31, 2012, the term loan was fully funded and we have drawn $98.0 million under the revolving line of credit.  As of March 31, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was 3.52%.

Troubled Debt Restructuring

The following is a discussion of our troubled debt restructurings for the three months ended March 31, 2012 and 2011.

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.1 million, of which $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million for the three months ended March 31, 2011 and is included in income (loss) from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.1 million for the three months ended March 31, 2011 and is included in income (loss) from discontinued operations.

In January 2012, pursuant to a foreclosure, we transferred ownership of our Minnesota Center property to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.4 million for the three months ended March 31, 2012 and is included in income (loss) from discontinued operations.

In February 2012, pursuant to a foreclosure, we transferred our 35.71% ownership interest in St. Louis Place to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $0.2 million for the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, the gain on troubled debt restructuring of approximately $3.6 million and $3.1 million, respectively, were each approximately $0.01 per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

11.                               Stockholders’ Equity

Capitalization

As of March 31, 2012, we had 297,741,545 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 33,129,830 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 12,283,915 shares repurchased.  As of March 31, 2012, we had outstanding options to purchase 92,875 shares of our common stock at a weighted average exercise price of $7.77 per share.  At March 31, 2012, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our distribution reinvestment plan (“DRP”) during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year hold period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) accept or reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program. For the three months ended March 31, 2012 and 2011, we redeemed approximately 0.2 million and 0.2 million shares for approximately $1.0 million and $1.1 million, respectively.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of March 31, 2012, we had outstanding options to purchase 92,875 shares of our common stock at a weighted average exercise price of $7.77 per share. These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Distributions

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  Distributions declared and payable as of March 31, 2012 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and noncontrolling interests during the three months ended March 31, 2012 and 2011 (in thousands):

		Common Stockholders		Noncontrolling
1st Quarter	Total	Cash	DRP	Interests
2012	$7,450	$4,171	$3,268	$11
2011	$7,401	$4,069	$3,320	$12

12.                               Related Party Arrangements

Our advisor and certain of its affiliates earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  Behringer Advisors, or its affiliates, receives acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2)  when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also receives up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of acquisition-related expenses in the three months

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

ended March 31, 2012.  Behringer Advisors earned and we expensed less than $0.1 million in acquisition and advisory fees or reimbursement of acquisition-related expenses in the three months ended March 31, 2011.

We pay Behringer Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We paid no debt financing fees to Behringer Advisors in the three months ended March 31, 2012 and paid less than $0.1 million in debt financing fees for the three months ended March 31, 2011.

HPT Management Services, LLC (“HPT Management”), our property manager and an affiliate of our advisor, receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $3.3 million and $3.7 million in the three months ended March 31, 2012 and 2011, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  We incurred and expensed approximately $5.0 million of asset management fees for each of the three month periods ended March 31, 2012 and 2011, inclusive of amounts recorded within discontinued operations.  Asset management fees of approximately $1.1 million and $1.8 million were waived for the three months ended March 31, 2012 and 2011, respectively.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent the advisor receives a separate fee for the services provided.  HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management, maintenance and leasing of our properties.  For the three months ended March 31, 2012 and 2011, we incurred and expensed approximately $7.0 million and $7.5 million, respectively, for reimbursement of these costs and expenses to Behringer Advisors and HPT Management.

At March 31, 2012 and December 31, 2011 we had payables to related parties of approximately $2.0 million and $1.4 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

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

13.                               Commitments and Contingencies

As of March 31, 2012, we had commitments of approximately $65.6 million for future tenant improvements and leasing commissions.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31, 2012	March 31, 2011
Interest paid, net of amounts capitalized	$31,081	$31,699
Income taxes paid	$136	$461

Non-cash investing activities:
Property and equipment additions in accrued liabilities	$14,906	$5,135
Transfer of real estate and lease intangibles through cancellation of debt	$24,571	$21,346
Transfer of investment through cancellation of debt	$4,259	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,278	$3,323
Mortgage notes assumed	$—	$962
Accrual for distributions declared	$2,485	$2,468
Cancellation of debt through transfer of real estate	$30,814	$22,260

15.                               Discontinued Operations

During the three months ended March 31, 2012, we transferred ownership of Minnesota Center to the lender pursuant to a foreclosure.  During the year ended December 31, 2011, we sold six properties and transferred ownership of three properties to their respective lenders pursuant to deeds-in-lieu of foreclosure or foreclosure.  The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011

Rental revenue	$28	$7,140

Expenses
Property operating expenses	43	3,610
Interest expense	—	4,286
Real estate taxes	—	1,092
Property and asset management fees	23	518
Depreciation and amortization	—	3,314
Total expenses	66	12,820

Gain on troubled debt restructuring	3,386	2,128
Interest and other income (expense)	—	(1)

Income (loss) from discontinued operations	$3,348	$(3,553)

16.                               Subsequent Events

On May 10, 2012, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the second quarter of 2012.  In doing so, our advisor waived our obligation to pay approximately $1.1 million in additional asset management fees that would otherwise become due and payable during the second quarter of 2012 (based on assets held as of April 1, 2012).

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012, and the factors described below:

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

At March 31, 2012 we owned interests in 55 operating properties with approximately 21.4 million rentable square feet.  At March 31, 2011, we owned interests in 62 operating properties with approximately 23.1 million rentable square feet and one non-operating property with approximately 0.3 million square feet.

Adverse economic conditions have impacted and continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings have been and continue to be negatively impacted by a decline of our rental revenue, which has occurred as a result of:  (1) a decrease in rental rates for new leases which have been less than the rates for previous leases; (2) the amount of tenant concessions we have been required to provide has increased as compared to historical amounts; and (3) a decline in our overall portfolio occupancy since late 2008.  As a result of the deterioration of our rental revenue, we have operated, and continue to operate, under a strategic plan that includes, conserving cash, refinancing or restructuring debt, strategically selling assets, leasing space to increase occupancy and pursuing property and company level capital and other strategic opportunities.

Cash Conservation.  At March 31, 2012, we had cash and cash equivalents of approximately $19.7 million and restricted cash of approximately $89.8 million.  Restricted cash includes restricted money market accounts, as required by our lenders, which may be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance.  Given the approximate $65.6 million of commitments we have for future tenant improvements and leasing commissions as of March 31, 2012, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales and draws under our credit facility which, as of March 31, 2012, had $10.6 million in available borrowings.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities, which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital. We have also benefited from a partial waiver of asset management fees payable to Behringer Advisors.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred.  We have no debt maturing in 2012 and limited amounts of debt maturing in 2013 and 2014.  However, the reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where our advisor believes the value of a property is not likely to recover, our advisor and board of directors have decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  See “Liquidity and Capital Resources — Notes Payable” for a more detailed discussion.  We are in active negotiations with certain lenders to restructure debt.  We believe that some of these loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying the properties to the lender.

Strategic Asset Sales.  In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we have limited or no equity in the particular property, when we believe the projected returns on our invested equity do not justify further investment or when we believe the equity in a property can be redeployed within the portfolio in order to achieve better returns or strategic goals.  We intend to sell at least five properties in 2012, each of which we believe have equity value above the mortgage debt.  However, in the current economic environment, it is difficult to predict whether these sales will be completed and, if completed, how much equity may be realized.

Leasing.  Leasing continues to be a key area of focus for us.  We continue to experience an increased level of concessions required to acquire a new tenant, including free rent, tenant improvement allowances, lower rental rates, or other financial incentives.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 55 properties owned at March 31, 2012 are comprised of approximately 21.4 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 20.0 million rentable square feet.

During the three months ended March 31, 2012, expiring leases comprised approximately 0.7 million square feet.  We executed renewals, expansions and new leases totaling approximately 0.9 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $1.03 per square foot per year, or 7%.  During the three months ended March 31, 2011, expiring leases comprised approximately 1.2 million square feet, and we executed renewals, expansions and new leases totaling approximately 1.0 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $1.10 per square foot per year, or 8%.

The weighted average leasing costs for renewals, expansions and new leased executed in the three months ended March 31, 2012 was approximately $36.41 per square foot as compared to approximately $20.71 per square foot for the three months ended March 31, 2011.  The weighted average lease term for renewals, expansions and new leases executed in the three months ended March 31, 2012 was approximately 7.7 years as compared to approximately 6.2 years for the three months ended March 31, 2011.

During the three months ended March 31, 2012, renewals were approximately 465,000 square feet with weighted average leasing costs of approximately $19.01 per square foot with a weighted average lease term of approximately 5.6 years.  Expansions were approximately 202,000 square feet with weighted average leasing costs of approximately $44.59 per square foot with a weighted average lease term of approximately 7.7 years.  New leases totaled approximately 223,000 square feet with weighted average leasing costs of approximately $65.27 per square foot with a weighted average lease term of approximately 12.1 years.  During the three months ended March 31, 2012, our lease renewals represented 62% of expiring leases and 66% of expiring square feet.  However, this level of renewal activity may not continue.  For example, we are aware of two tenants that comprise a total of 396,000 square feet expiring in the third quarter of 2012 that will not renew their leases.

Our portfolio occupancy was 85% at March 31, 2012 as compared to 84% at December 31, 2011.  We have approximately 1.2 million square feet of scheduled lease expirations in the remainder of 2012.  We will continue to focus on leasing in 2012 with the objective of increasing occupancy as we overcome 2012 lease expirations.  If free rent concessions moderate and our occupancy increases, we expect our operations to provide increased cash flow in future periods.

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

If market conditions improve or stabilize, and we are successful with our efforts under our strategic plan, we believe we can achieve three important objectives for our stockholders:  (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Our management is reviewing various alternatives that may create future liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

Results of Operations

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Rental Revenue.  Rental revenue for the three months ended March 31, 2012 was approximately $114.3 million as compared to approximately $125.5 million for the three months ended March 31, 2011 and was generated by our consolidated real estate properties.  The $11.2 million decrease was primarily attributable to a decrease in net above- and below-market lease adjustments of approximately $6.7 million, primarily related to 2011 early lease terminations, a decrease of approximately $3.3 million in lease termination fees, and a decrease of approximately $2.9 million related to the 2011 deconsolidation of 200 South Wacker and a decrease in other revenue of approximately $0.5 million.  These decreases were partially offset by an increase in revenue from our property leases of approximately $2.2 million.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2012 were approximately $34.4 million as compared to approximately $34.5 million for the three months ended March 31, 2011 and were comprised of property operating expenses from our consolidated real estate properties. The $0.1 million decrease was primarily attributable to a decrease of approximately $1.0 million related to the 2011 deconsolidation of 200 South Wacker and approximately $1.4 million of decreased utility costs, partially offset by approximately $2.3 million of increased bad debt expense.

Interest Expense.  Interest expense for the three months ended March 31, 2012 was approximately $34.5 million as compared to approximately $36.4 million for the three months ended March 31, 2011 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, our credit facility and our interest rate cap and swap agreements.  The $1.9 million decrease from prior year was primarily due to the deconsolidation of 200 South Wacker.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2012 were approximately $17.4 million as compared to approximately $14.8 million for the three months ended March 31, 2011 and were comprised of real estate taxes from our consolidated real estate properties.  The $2.6 million increase primarily resulted from $1.9 million in lower property tax refunds received in 2012 as compared to 2011 and a $0.7 million increase in expense, primarily due to higher property tax rates and value assessments at certain properties.

Property Management Fees. Property management fees for the three months ended March 31, 2012 were approximately $3.3 million as compared to approximately $3.5 million for the three months ended March 31, 2011 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.2 million decrease is primarily due to lower property revenue.

Asset Management Fees. Asset management fees for the three months ended March 31, 2012 were approximately $5.0 million as compared to approximately $4.7 million for the three months ended March 31, 2011 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  Our advisor waived approximately $1.1 million in asset management fees in the three months ended March 31, 2012 as compared to approximately $1.8 million waived in the three months ended March 31, 2011.  The $0.3 million increase in asset management fees was primarily attributable to a larger portion of the total 2011 asset management fees being allocated to properties that are included in discontinued operations. The portion of our asset management fees waived is allocated pro rata to all of our properties.  Our advisor determines the amount of any fees waived at its sole discretion, and we can provide no assurance that our advisor will waive additional asset management fees in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2012 were approximately $2.4 million as compared to approximately $2.8 million for the three months ended March 31, 2011 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of our advisor.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2012 was approximately $50.7 million as compared to approximately $57.5 million for the three months ended March 31, 2011 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $6.8 million decrease is primarily related to lower depreciation and amortization expense in 2012 as compared to 2011 of approximately $5.4 million, primarily due to higher lease intangible amortization in 2011 due to early lease terminations, and an approximate $1.4 million decrease due to the 2011 deconsolidation of 200 South Wacker.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the three months ended March 31, 2012 was approximately $0.2 million as compared to approximately $1.0 million for the three months ended March 31, 2011.  The 2012 gain relates to the foreclosure on our TIC interest investment in the St. Louis Place property. The 2011 gain is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010.  The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

Gain on Sale or Transfer of Assets.  Gain on sale or transfer of assets was approximately $0.4 million for the three months ended March 31, 2012 and was related to the transfer of our TIC interest in St. Louis Place to the lender associated with this property. We had no gain on sale or transfer of assets for the three months ended March 31, 2011.

Cash Flow Analysis

Three ended March 31, 2012 as compared to three months ended March 31, 2011

Cash flows used in operating activities were approximately $10.3 million for the three months ended March 31, 2012 compared to approximately $10.4 million for the three months ended March 31, 2011.  The $0.1 decrease in cash flows used in operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the three months ended March 31, 2012 compared to March 31, 2011, including approximately $1.7 million less earnings from the net results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) the timing of receipt of revenues and payment of expenses which resulted in approximately $1.3 million less net cash outflows from working capital assets and liabilities in 2012 compared to 2011; and (3) decreases in cash paid for lease commissions and other lease intangibles of approximately $0.5 million.

Cash flows provided by investing activities for the three months ended March 31, 2012 were approximately $5.0 million and were primarily comprised of proceeds from the change in restricted cash of approximately $10.8 million and return of investments of approximately $2.2 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $7.7 million. During the three months ended March 31, 2011, cash flows provided by investing activities were approximately $21.4 million and were primarily comprised of proceeds from the sale of properties of approximately $30.6 million and proceeds from notes receivable of approximately $10.4 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $19.3 million.

Cash flows provided by financing activities for the three months ended March 31, 2012 were approximately $13.0 million and were comprised primarily of proceeds from notes payable of $26.5 million, partially offset by payments on notes payable of approximately $8.3 million, distributions to our common stockholders of approximately $4.2 million and redemptions of common stock of approximately $1.0 million.  During the three months ended March 31, 2011, cash flows used in financing activities were approximately $39.0 million and were comprised primarily of payments on notes payable of approximately $33.9 million, distributions to our common stockholders of approximately $4.1 million and redemptions of common stock of approximately $1.1 million.

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

•                  Impairment charges and gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting.  Each of these items relates to a fair value adjustment, which, in part, is based on the impact of current market fluctuations and underlying assessments of general market conditions that may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three months ended March 31, 2012 and 2011, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.  Beginning in 2011, our presentation of FFO attributable to common stockholders was modified to exclude impairment of depreciable real estate assets consistent with “Updated Guidance on Reporting FFO: Write-Downs for Impairment” as published by NAREIT on October 31, 2011, with further guidance published on November 4, 2011 and January 6, 2012, and our definition of MFFO was modified to be consistent with the definition established by the IPA.  Prior to these modifications, our primary adjustments to FFO attributable to common stockholders included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.  All periods presented have been modified to reflect these changes.

The table below is presented in thousands, except per share amounts:

	Three Months Ended March 31,
	2012	2011

Net loss	$(27,840)	$(30,483)
Net loss attributable to noncontrolling interests	41	172

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	50,688	60,858
Real estate depreciation and amortization from unconsolidated properties	1,989	1,720
Gain on sale or transfer of depreciable real estate	(2,381)	(639)

Noncontrolling interests share of above adjustments	(253)	(313)
FFO attributable to common stockholders	$22,244	$31,315

Acquisition expenses	—	35
Straight-line rent adjustment	(7,618)	(6,498)
Amortization of above- and below-market rents, net	(3,540)	(10,372)
Gain on early extinguishment of debt and troubled debt restructuring	(3,587)	(3,136)

Noncontrolling interests share of above adjustments	21	29

MFFO attributable to common stockholders	$7,520	$11,373

Weighted average common shares outstanding - basic	297,646	295,643
Weighted average common shares outstanding - diluted (2)	297,659	295,643

Net loss per common share - basic and diluted (2)	$(0.09)	$(0.10)
FFO per common share - basic and diluted	$0.07	$0.11
MFFO per common share - basic and diluted	$0.03	$0.04

(1)          Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)          There are no dilutive securities for purposes of calculating the net loss per common share.

FFO attributable to common stockholders for the three months ended March 31, 2012 was approximately $22.2 million as compared to approximately $31.3 million for the three months ended March 31, 2011, a decrease of approximately $9.1 million.  Approximately $15.9 million of this decrease is due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions, partially offset by approximately $6.3 million in lower interest incurred as a result of principal paydowns on debt and lower interest rates obtained in debt refinancings.

MFFO attributable to common stockholders for the three months ended March 31, 2012 was approximately $7.5 million as compared to approximately $11.4 million for the three months ended March 31, 2011, a decrease of approximately $3.9 million. Approximately $10.0 million of this decrease is due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions, partially offset by approximately $6.3 million in lower interest incurred as a result of principal paydowns on debt and lower interest rates obtained in debt refinancings.

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

Current Liquidity

As of March 31, 2012, we had cash and cash equivalents of $19.7 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our short-term liquidity requirements to be approximately $487.5 million over the next twelve months.  At current operating levels, we anticipate that revenue from our properties over the next twelve months will generate approximately $408.1 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties.  We will also need to generate additional funds for long-term liquidity requirements.

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

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements.  We intend to sell at least five properties in 2012, each of which we believe have equity value above the mortgage debt.  However, in the current economic environment, it is difficult to predict whether these sales will be completed.  In addition, in the first quarter of 2012 we have disposed of two troubled properties consisting of our Minnesota Center property and our St. Louis Place TIC investment property pursuant to foreclosures.  There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.

In addition, we may seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party.  For example, we completed a joint venture arrangement with a third party for our 200 South Wacker property in June 2011, which provided the necessary capital to refinance the property.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

We are exploring opportunities and working with various entities to generate both property level and company level capital.  There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.4 billion in principal amount at March 31, 2012 and December 31, 2011.  As of March 31, 2012, all of our debt is fixed rate debt, with the exception of $458.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At March 31, 2012, the stated annual interest rates on our notes payable ranged from 3.24% to 9.80%, with an effective weighted average annual interest rate of approximately 5.47%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.59%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2012, we were in default on a non-recourse property loan with an outstanding balance of approximately $42.5 million secured by our 17655 Waterview and Southwest Center properties (the “Western Office Portfolio”).  We are working with the lender to transfer them ownership of 17655 Waterview, and we are currently marketing Southwest Center for sale on behalf of the lender.  As of March 31, 2012, we were also in default on an additional non-recourse loan totaling approximately $16.4 million secured by our 600 & 619 Alexander Road property.  We are currently marketing this property for sale on behalf of the lender.  We can provide no assurance that we will be able to sell Southwest Center or 600 & 619 Alexander Road, which could result in foreclosure or transfer of ownership of these properties to the lenders.  At March 31, 2012, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  Subsequent to March 31, 2012, three additional loans totaling approximately $132.1 million and secured by six of our properties had events of default.  We believe these loans may be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  We believe other non-recourse loans, totaling approximately $61.3 million and secured by two of our properties, may have imminent defaults or events of default and may need to be modified in the near future in order to justify further investment.  At March 31, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.  The approximate $42.5 million non-recourse loan secured by our Western Office Portfolio is in default and has a scheduled maturity date in 2015, but we have received notification from the lender demanding immediate payment.  We have no debt scheduled to mature in 2012.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of March 31, 2012, the term loan was fully funded and we have drawn $98.0 million under the revolving line of credit.  As of March 31, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was 3.52%.

Troubled Debt Restructuring

The following is a discussion of our troubled debt restructurings for the three months ended March 31, 2012 and 2011.

In February 2010, we completed a discounted purchase, through a wholly-owned subsidiary, of the note totaling approximately $42.8 million associated with our 1650 Arch Street property, resulting in a gain on troubled debt restructuring of approximately $10.1 million, of which $1.0 million was deferred until March 2011, when we acquired the outstanding 10% ownership in the 1650 Arch Street property held by our partner, an unaffiliated third party, for a cash payment of approximately $1.0 million.

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million for the three months ended March 31, 2011 and is included in income (loss) from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.1 million for the three months ended March 31, 2011 and is included in income (loss) from discontinued operations.

In January 2012, pursuant to a foreclosure, we transferred ownership of our Minnesota Center property to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.4 million for the three months ended March 31, 2012 and is included in income (loss) from discontinued operations.

In February 2012, pursuant to a foreclosure, we transferred our 35.71% ownership interest in St. Louis Place to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $0.2 million for the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, the gain on troubled debt restructuring of approximately $3.6 million and $3.1 million, respectively, were each approximately $0.01 per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended March 31, 2012, we redeemed 220,666 shares, which represents a pro rata portion of the 781 exceptional redemption requests received as of the February 29, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,021,568 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,800,902 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period, any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the three months ended March 31, 2012 were approximately $1.0 million and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

The general indicators of performance in the commercial office market have shown signs of continued weakness as a result of the global recession and the inherent lagging nature of commercial office real estate recovery compared to the broader economy.  Contributing to this is a high level of unemployment, which is widely recognized as the key factor in vacancy levels. Lower occupancy levels in our portfolio have negatively impacted our performance.  Furthermore, in a lower occupancy environment, competitive rental concessions including free rent and reduced rental rates, and increased capital expenditures in the form of tenant improvements and leasing commissions are offered by most office landlords, ourselves included, to keep assets leased or attract new tenants necessary to rebuild occupancy.  This further contributes to our need to preserve cash and has the effect of reducing cash available for distributions.  The board of directors continues to monitor these and other indicators consistent with its previously stated objective of preserving capital. Reductions in our properties’ income have impacted our ability to maintain the level of distributions that were paid to our stockholders. Effective since May 2010 the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share.

The total distributions paid to common stockholders for each of the three month periods ended March 31, 2012 and 2011 were approximately $7.4 million.  Of the distributions paid to common stockholders for each of the three month periods ended March 31, 2012 and 2011, approximately $3.3 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan (“DRP”).  We thus used net cash of approximately $4.1 million to fund the distributions for each of these periods.  For the three months ended March 31, 2012 and 2011, cash used by operating activities was approximately $10.3 million and $10.4 million, respectively.  For the three months ended March 31, 2012 and 2011, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $14.4 million and $14.5 million.

The following are the distributions paid and declared to our common stockholders, and the net loss, FFO, and MFFO attributable to common stockholders during the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share amounts):

				Distributions	Total
				Declared	Distributions	Net Loss	FFO	MFFO
				to Common	Declared to	attributable to	attributable to	attributable to
	Distributions Paid to Common Stockholders			Stockholders	Common	Common	Common	Common
1st Quarter	Cash	DRP	Total	Per Share (1)	Stockholders	Stockholders	Stockholders (2)	Stockholders (2)

2012	$4,158	$3,278	$7,436	$0.025	$7,439	$(27,799)	$22,244	$7,520
2011	$4,063	$3,323	$7,386	$0.025	$7,389	$(30,311)	$31,315	$11,373

(1)                Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate of $0.0083 per share.

(2)                Reconciliations of FFO and MFFO attributable to common stockholders to net loss are provided on page 27.  FFO or MFFO attributable to common stockholders should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

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

As of March 31, 2012, all of our approximate $2.4 billion debt is fixed rate debt, with the exception of approximately $458.0 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $1.9 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.4 million.

A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $2.0 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $4.0 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended March 31, 2012, we redeemed 220,666 shares, which represents a pro rata portion of the 781 exceptional redemption requests received as of the February 29, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,021,568 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 1,800,902 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period, any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the three months ended March 31, 2012 were approximately $1.0 million and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

During the quarter ended March 31, 2012 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
Month	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
January 2012	—	$—	—		(1)
February 2012	220,666	$4.64	220,666		(1)
March 2012	—	$—	—		(1)

(1)         A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                         Defaults upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

None.

Item 5.                                                         Other Information.

Declaration of Distributions

On May 10, 2012, our board of directors authorized distributions payable to stockholders of record on May 31, 2012.  Distributions payable to each stockholder of record are paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Waiver of Asset Management Fees

On May 10, 2012, we entered into a letter agreement with Behringer Advisors, in which our advisor set our obligation to pay asset management fees for services rendered under the Fifth Amended and Restated Advisory Management Agreement, dated December 29, 2006, as amended, at $5.0 million for the second quarter of 2012.  In doing so, our advisor waived our obligation to pay approximately $1.1 million in additional asset management fees that would otherwise become due and payable during the second quarter of 2012 (based on assets held as of April 1, 2012).

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

BEHRINGER HARVARD REIT I, INC.

Dated: May 14, 2012	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)

3.2	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)

4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1

Third Amendment to the Fifth Amended and Restated Advisory Management Agreement, dated February 20, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 8-K filed on February 22, 2012)

10.2

Fourth Amendment to the Fifth Amended and Restated Property Management and Leasing Agreement, dated February 20, 2012, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services, LLC (previously filed and incorporated by reference to Form 8-K filed on February 22, 2012)

10.3

Letter Agreement, dated March 6, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-K filed on March 9, 2012)

10.4	Letter Agreement, dated May 10, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

101 **

The following financial information from Behringer Harvard REIT I, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v)  Notes to Condensed Consolidated Financial Statements.

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