Form 10-Q
period 2012-06-30
BEHRINGER HARVARD REIT I INC
filed 2012-08-09
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, Behringer Harvard REIT I, Inc. had 298,461,977 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

Behringer Harvard REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Real estate
Land	$408,090	$438,079
Buildings and improvements, net	2,347,319	2,541,858
Total real estate	2,755,409	2,979,937

Cash and cash equivalents	10,750	12,073
Restricted cash	83,479	100,580
Accounts receivable, net	107,459	105,953
Prepaid expenses and other assets	11,120	7,736
Investments in unconsolidated entities	65,875	71,280
Deferred financing fees, net	18,862	22,579
Lease intangibles, net	219,010	253,630
Assets associated with real estate held for sale	126,100	—
Total assets	$3,398,064	$3,553,768

Liabilities and equity

Liabilities
Notes payable	$2,220,835	$2,367,401
Accounts payable	6,943	1,114
Payables to related parties	1,917	1,397
Acquired below-market leases, net	58,561	68,778
Distributions payable	2,489	2,481
Accrued liabilities	123,040	130,897
Deferred tax liabilities	2,858	2,629
Other liabilities	17,607	17,080
Obligations associated with real estate held for sale	75,343	—
Total liabilities	2,509,593	2,591,777

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 298,226,993 and 297,255,771 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	30	30
Additional paid-in capital	2,644,219	2,639,720
Cumulative distributions and net loss attributable to common stockholders	(1,759,947)	(1,683,153)
Accumulated other comprehensive loss	(1,665)	(905)
Stockholders’ equity	882,637	955,692
Noncontrolling interests	5,834	6,299
Total equity	888,471	961,991
Total liabilities and equity	$3,398,064	$3,553,768

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Rental revenue	$108,960	$113,403	$217,317	$234,900

Expenses
Property operating expenses	32,812	34,037	65,946	67,187
Interest expense	33,489	34,338	66,088	68,847
Real estate taxes	15,874	16,353	32,436	30,353
Property management fees	3,292	3,313	6,493	6,773
Asset management fees	4,775	4,556	9,529	9,000
Asset impairment losses	16,186	6,527	16,186	6,527
General and administrative	3,204	2,713	5,597	5,510
Depreciation and amortization	46,654	50,206	95,293	105,745
Total expenses	156,286	152,043	297,568	299,942

Interest and other income	195	3,029	176	3,143
Gain on troubled debt restructuring	—	—	201	1,008
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale or transfer of assets	(47,131)	(35,611)	(79,874)	(60,891)

Benefit (provision) for income taxes	(109)	169	(516)	(55)
Equity in earnings of investments	1,045	287	929	593
Loss from continuing operations before gain on sale of assets	(46,195)	(35,155)	(79,461)	(60,353)

Discontinued operations
Income (loss) from discontinued operations	(751)	(7,807)	2,294	(13,731)
Gain on sale or transfer of discontinued operations	12,808	—	14,827	639
Income (loss) from discontinued operations	12,057	(7,807)	17,121	(13,092)

Gain on sale or transfer of assets	—	1,385	362	1,385

Net loss	(34,138)	(41,577)	(61,978)	(72,060)

Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	51	66	100	235
Noncontrolling interests in discontinued operations	(17)	6	(25)	9

Net loss attributable to common stockholders	$(34,104)	$(41,505)	$(61,903)	$(71,816)

Basic and diluted weighted average common shares outstanding	298,112,802	296,090,715	297,879,163	295,867,940

Basic and diluted income (loss) per common share:
Continuing operations	$(0.15)	$(0.11)	$(0.27)	$(0.20)
Discontinued operations	0.04	(0.03)	0.06	(0.04)
Basic and diluted loss per common share	$(0.11)	$(0.14)	$(0.21)	$(0.24)

Amounts attributable to common stockholders:
Continuing operations	$(46,144)	$(33,704)	$(78,999)	$(58,733)
Discontinued operations	12,040	(7,801)	17,096	(13,083)
Net loss attributable to common stockholders	$(34,104)	$(41,505)	$(61,903)	$(71,816)

Comprehensive loss:
Net loss	$(34,138)	$(41,577)	$(61,978)	$(72,060)
Other comprehensive income:
Unrealized loss on interest rate derivatives	(318)	—	(761)	—
Total other comprehensive loss	(318)	—	(761)	—

Comprehensive loss	(34,456)	(41,577)	(62,739)	(72,060)
Comprehensive loss attributable to noncontrolling interests	35	72	76	244
Comprehensive loss attributable to common stockholders	$(34,421)	$(41,505)	$(62,663)	$(71,816)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss
	Convertible Stock		Common Stock		Additional	Attributable to	Accumulated Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity
For the six months ended June 30, 2012

Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991

Comprehensive loss:
Net loss	—	—	—	—	—	(61,903)	—	(75)	(61,978)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(760)	(1)	(761)
Total comprehensive loss									(62,739)

Redemption of common stock	—	—	(441)	—	(2,047)	—	—	—	(2,047)
Distributions declared	—	—	—	—	—	(14,891)	—	(389)	(15,280)
Shares issued pursuant to Distribution
Reinvestment Plan	—	—	1,412	—	6,553	—	—	—	6,553
Cost of share issuance	—	—	—	—	(7)	—	—	—	(7)

Balance at June 30, 2012	1	$—	298,227	$30	$2,644,219	$(1,759,947)	$(1,665)	$5,834	$888,471

For the six months ended June 30, 2011

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Net loss and comprehensive loss	—	—	—	—	—	(71,816)	—	(244)	(72,060)
Redemption of common stock	—	—	(471)	—	(2,145)	—	—	—	(2,145)
Distributions declared	—	—	—	—	—	(14,793)	—	(26)	(14,819)
Shares issued pursuant to Distribution
Reinvestment Plan	—	—	1,462	1	6,655	—	—	—	6,656
Cost of share issuance	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at June 30, 2011	1	$—	296,267	$30	$2,635,225	$(1,558,677)	$—	$6,508	$1,083,086

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net loss	$(61,978)	$(72,060)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	16,785	6,998
Gain on sale or transfer of assets	(362)	(1,385)
Gain on sale or transfer of discontinued operations	(14,827)	(639)
Gain on troubled debt restructuring	(3,587)	(3,358)
Loss on derivatives	10	—
Depreciation and amortization	99,476	116,054
Amortization of lease intangibles	446	956
Amortization of above/below market rent	(6,048)	(12,527)
Amortization of deferred financing and mark-to-market costs	3,868	2,389
Equity in earnings of investments	(929)	(593)
Ownership portion of management fees from unconsolidated companies	216	—
Distributions from investments	345	496
Change in accounts receivable	(8,597)	(10,693)
Change in prepaid expenses and other assets	(3,283)	(2,488)
Change in lease commissions	(7,952)	(6,556)
Change in other lease intangibles	(1,926)	(1,848)
Change in accounts payable	242	1,153
Change in accrued liabilities	(4,820)	(11,143)
Change in other liabilities	1,187	1,980
Change in payables to related parties	520	(729)
Cash provided by operating activities	8,786	6,007

Cash flows from investing activities
Return of investments	2,243	387
Purchases of real estate	—	(1,035)
Investments in unconsolidated entities	(730)	(3,515)
Capital expenditures for real estate	(31,082)	(29,988)
Proceeds from notes receivable	—	10,355
Proceeds from sale of discontinued operations	57,344	36,378
Proceeds from sale of assets	—	93,050
Change in restricted cash	17,101	1,220
Cash provided by investing activities	44,876	106,852

Cash flows from financing activities
Financing costs	(26)	(729)
Proceeds from notes payable	26,500	—
Payments on notes payable	(70,641)	(132,640)
Payments on capital lease obligations	(44)	(40)
Redemptions of common stock	(2,047)	(2,145)
Offering costs	(7)	(8)
Distributions to common stockholders	(8,330)	(8,129)
Distributions to noncontrolling interests	(390)	(26)
Cash used in financing activities	(54,985)	(143,717)

Net change in cash and cash equivalents	(1,323)	(30,858)
Cash and cash equivalents at beginning of period	12,073	139,139
Cash and cash equivalents at end of period	$10,750	$108,281

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      Business

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. We primarily own institutional quality real estate. As of June 30, 2012, we owned interests in 53 properties located in 19 states and the District of Columbia. We are externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors”), a Texas limited liability company. Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

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

Our common stock is not listed on a national securities exchange. However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets. Our management continues to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

2.                                      Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended June 30, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2012 and December 31, 2011 and our results of operations and our cash flows for the periods ended June 30, 2012 and 2011. These adjustments are of a normal recurring nature.

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

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Real Estate

As of June 30, 2012 and December 31, 2011, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of June 30, 2012	Improvements	Intangibles	Leases	Leases
Cost	$2,949,419	$437,105	$33,562	$(131,712)
Less: accumulated depreciation and amortization	(602,100)	(229,935)	(21,722)	73,151
Net	$2,347,319	$207,170	$11,840	$(58,561)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,159,260	$468,960	$34,509	$(141,795)
Less: accumulated depreciation and amortization	(617,402)	(229,211)	(20,628)	73,017
Net	$2,541,858	$239,749	$13,881	$(68,778)

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

July - December 2012	$12,429
2013	$19,703
2014	$16,189
2015	$11,087
2016	$8,151

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Straight-line rental revenue receivable	$98,705	$94,541
Tenant receivables	10,854	11,933
Non-tenant receivables	694	938
Allowance for doubtful accounts	(2,794)	(1,459)
Total	$107,459	$105,953

Impairment

For our consolidated real estate assets, we monitor events and changes in circumstances that may indicate that carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For the six months ended June 30, 2012 and 2011, we recorded non-cash impairment charges of approximately $16.8 million and $7.0 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations. Primarily, changes in management’s estimate of the intended hold periods for certain of our properties resulted in an assessment of these properties for impairment for both the current year and the prior year periods.

If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets. In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the assets upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt. Deferred financing fees, net of accumulated amortization, totaled approximately $18.9 million and $22.6 million at June 30, 2012 and December 31, 2011, respectively. Accumulated amortization of deferred financing fees was approximately $17.1 million and $14.1 million as of June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. The total net increase to rental revenues due to straight-line rent adjustments for the three months ended June 30, 2012 and 2011 was approximately $3.7 million and $4.8 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2012 and 2011 was approximately $11.1 million and $11.3 million, respectively, and includes amounts recognized in discontinued operations. As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2012 and 2011 was approximately $2.7 million and $2.3 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2012 and 2011 was approximately $6.0 million and $12.5 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term. We recognized lease termination fees of approximately $0.4 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, which includes amounts recognized in discontinued operations. We recognized lease termination fees of approximately $1.0 million and $5.6

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

million for the six months ended June 30, 2012 and 2011, respectively, which includes amounts recognized in discontinued operations.

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

We acquired IPC (US), Inc. on December 12, 2007 and have elected that it be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008. We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election. Prior to acquisition, IPC (US), Inc. was a taxable C-corporation, and for the balance of the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

As of June 30, 2012, we have deferred tax liabilities of approximately $2.9 million and deferred tax assets of approximately $0.4 million related to various state taxing jurisdictions.  At December 31, 2011, we had deferred tax liabilities of approximately $2.6 million and deferred tax assets of approximately $0.3 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. For the three months ended June 30, 2012 and 2011 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.1 million and $0.3 million, respectively, related to certain state and local income taxes. For both of the six month periods ended June 30, 2012 and 2011 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.5 million, related to certain state and local income taxes.

3.                                      New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted. This guidance was effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements, but did expand our disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (loss) (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

4.                                      Fair Value Measurements

Fair value, as defined by GAAP, is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the fair value hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the fair value hierarchy) has been established.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that the CVAs are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets. The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011 (in thousands).

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
Description	Total	Identical Items	Inputs	Inputs
as of June 30, 2012	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivative financial instruments	$1	$—	$1	$—
Liabilities:
Derivative financial instruments	$(1,362)	$—	$(1,362)	$—

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
Description	Total	Identical Items	Inputs	Inputs
as of December 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivative financial instruments	$31	$—	$31	$—
Liabilities:
Derivative financial instruments	$(621)	$—	$(621)	$—

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
Description	Fair Value	Identical Items	Inputs	Inputs	Total
as of June 30, 2012	of Assets	(Level 1)	(Level 2)	(Level 3)	Losses (1) (2)
Real estate	$20,971	$—	$—	$20,971	$(16,186)

as of December 31, 2011
Real estate	$178,500	$—	$31,900	$146,600	$(53,970)
Investments in unconsolidated entitites	$6,304	$—	$—	$6,304	$(276)

(1) Excludes approximately $0.6 million and $38.8 million in impairment losses of our discontinued operations as of June 30, 2012 and December 31, 2011, respectively.

(2) The December 31, 2011 amount includes approximately $2.1 million in impairment losses for properties that were disposed of and included in discontinued operations subsequent to December 31, 2011.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 real estate, which is recorded at fair value as of June 30, 2012 (in thousands):

	Fair Value at	Valuation	Unobservable
	June 30, 2012	Technique	Input	Range
Real estate on which impairment losses were recognized	$20,971	Discounted Cash Flow	Discount rate	9.53% - 11.61%
			Terminal capitalization rate	8.28% - 8.75%
			Market rent growth rate	0% - 2.57%
			Expense growth rate	0% - 2.57%

Fair Value Disclosures

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2012 and December 31, 2011 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, distributions payable, accrued liabilities and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes Payable	$2,220,835	$2,173,437	$2,367,401	$2,269,235

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.                                      Real Estate Activities

Dispositions

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

On May 15, 2012, we sold our Southwest Center property, a building located in Tigard, Oregon, consisting of 89,000 square feet to an unaffiliated third party for a contract sales price of $10.6 million. The sale generated proceeds of $10.3 million which were used to pay down the associated debt.

On June 28, 2012, we sold our 4440 El Camino Real property, a building located in Los Altos, California, consisting of 97,000 square feet to an unaffiliated third party for a contract sales price of $48.0 million. The sale generated proceeds of $47.0 million which were used to pay down our credit facility.

Held for Sale

As of June 30, 2012, our One City Centre property met each of the held for sale classification criteria and is classified as held for sale. The results of operations are reflected as discontinued operations for all periods presented. One City Centre is located in Houston, Texas, and consists of approximately 609,000 square feet.

6.                                      Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests and noncontrolling interests in certain properties. The following is a summary of our investments in unconsolidated entities as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Property Name	Ownership Interest	Ownership Interest	June 30, 2012	December 31, 2011
Wanamaker Building	60.00%	60.00%	$48,761	$48,170
Alamo Plaza	40.66%	40.66%	13,858	13,992
St. Louis Place	0.00%	35.71%	—	6,304
200 South Wacker	9.86%	9.82%	3,256	2,814
Total			$65,875	$71,280

On February 10, 2012, pursuant to a foreclosure, we transferred our TIC interest in St. Louis Place to the lender associated with the property resulting in a gain on troubled debt restructuring of approximately $0.2 million and a gain on transfer of assets of approximately $0.4 million. For the three months ended June 30, 2012 and 2011, we recorded approximately $1.0 million and $0.3 million, respectively, in equity in earnings of investments. For the six months ended June 30, 2012 and 2011, we recorded approximately $0.9 million and $0.6 million, respectively, in equity in earnings of investments. For the six months ended June 30, 2012 and 2011, we recorded approximately $2.6 million and $0.9 million of distributions from our investments in unconsolidated entities. Our equity in earnings of investments for the three and six months ended June 30, 2012 and 2011 from these investments represents our proportionate share of the combined earnings for the period of our ownership.

As of June 30, 2012, Alamo Plaza is under contract to sell to an unaffiliated third party. Alamo Plaza is located in Denver, Colorado, and consists of approximately 191,000 square feet.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.                                      Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and preferred stock issued by IPC (US), Inc.  The following is a summary of our noncontrolling interests as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011

Noncontrolling interests in real estate properties	$4,981	$5,331
Limited partnership units	858	970
IPC (US), Inc. preferred shares	(5)	(2)
Total	$5,834	$6,299

8.                                      Derivative Instruments and Hedging Activities

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

As of June 30, 2012, we have interest rate cap and swap agreements.  The following table summarizes the notional values of our derivative financial instruments (in thousands) as of June 30, 2012.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2012, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of June 30, 2012 and December 31, 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December31, 2011
Derivatives designated as hedging instruments:
Interest rate caps	$1	$31	$—	$—
Interest rate swaps	—	—	(1,362)	(621)

Total derivatives	$1	$31	$(1,362)	$(621)

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate caps	$1	$—	$(20)	$—
Interest rate swap	(319)	—	(741)	—
Total	$(318)	$—	$(761)	$—

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest expense (1)	$217	$—	$417	$—
Total	$217	$—	$417	$—

(1)         Increases in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income.  Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

Approximately $1.0 million of the unrealized loss held in accumulated OCI at June 30, 2012 will be reclassified to earnings over the next twelve months.

9.                                      Notes Payable

Our notes payable was approximately $2.2 billion in principal amount at June 30, 2012 as compared to approximately $2.4 billion at December 31, 2011.  As of June 30, 2012, all of our debt is fixed rate debt, with the exception of $411.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At June 30, 2012, the stated annual interest rates on our notes payable ranged from 3.24% to 9.80%, with an effective weighted average annual interest rate of approximately 5.49%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.69%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2012, we were in default on four non-recourse property loans with a combined outstanding balance of approximately $97.5 million secured by seven of our properties.  Subsequent to June 30, 2012, we received notice of defaults on two additional non-recourse loans, secured by two properties, with a combined outstanding balance of approximately $61.2 million.  We believe each of these loans may be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At June 30, 2012, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  We believe an additional non-recourse loan, totaling approximately $82.8 million and secured by one of our properties, may have an imminent default or event of default and may need to be modified in the near future in order to justify further investment.  At June 30, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes our notes payable as of June 30, 2012, (in thousands):

Principal payments due in:
July - December 2012	$10,132
2013	227,670
2014	307,359
2015	503,839
2016	950,065
Thereafter	221,762
unamortized premium	8
Total	$2,220,835

(1)         An approximate $32.1 million non-recourse loan secured by our 17655 Waterview property is in default and has a scheduled maturity date in 2015, but we have received notification from the lender demanding immediate payment.  The table above reflects the required principal payments of this loan using the original maturity date.  If this loan was shown as payable in full on July 1, 2012, the principal payments in 2012 would increase by approximately $32.1 million, while principal payments in 2013, 2014 and 2015 would decrease by approximately $0.1 million, $0.1 million and $31.9 million, respectively.

(2)         The table above excludes an approximately $71.8 million loan secured by our One City Centre property which is held for sale at June 30, 2012.  This loan has a maturity date of July 2015.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of June 30, 2012, the term loan was fully funded, and we have drawn $51.0 million under the revolving line of credit net of pay downs.  As of June 30, 2012, we had approximately $77.6 million of available borrowings under our revolving line of credit of which approximately $26.5 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of June 30, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was 3.57%.

Troubled Debt Restructuring

The following is a discussion of our troubled debt restructurings for the three and six months ended June 30, 2012 and 2011.

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

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million and is included in income (loss) from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.1 million and is included in income (loss) from discontinued operations.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2012, pursuant to a foreclosure, we transferred ownership of our Minnesota Center property to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.4 million and is included in income (loss) from discontinued operations.

In February 2012, pursuant to a foreclosure, we transferred our 35.71% ownership interest in St. Louis Place to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $0.2 million.

We had no gain on troubled debt restructuring for the three months ended June 30, 2012.  For the three months ended June 30, 2011, the gain on troubled debt restructuring was less than $0.1 million and had no impact on gain or loss per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the six months ended June 30, 2012 and 2011, the gain on troubled debt restructuring of approximately $3.6 million and $3.1 million, respectively, were each approximately $0.01 per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

10.                               Stockholders’ Equity

Capitalization

As of June 30, 2012, we had 298,226,993 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 33,835,763 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 12,504,400 shares repurchased.  As of June 30, 2012, we had outstanding options to purchase 107,875 shares of our common stock at a weighted average exercise price of $7.34 per share.  At June 30, 2012, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  Pursuant to its terms, the convertible stock is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by stockholders plus a 9% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.

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

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our distribution reinvestment plan (“DRP”) during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year hold period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) accept or reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program. For the six months ended June 30, 2012 and 2011, we redeemed approximately 0.4 million and 0.5 million shares for approximately $2.0 million and $2.1 million, respectively.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our independent directors and consultants and to employees and consultants of affiliates (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Under our 2005 Incentive Award Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of June 30, 2012, we had outstanding options to purchase 107,875 shares of our common stock at a weighted average exercise price of $7.34 per share. These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Distributions

Effective since May 2010, the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share.

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  Distributions declared and payable as of June 30, 2012 were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our common stock and noncontrolling interests during the six months ended June 30, 2012 and 2011 (in thousands):

		Common Stockholders		Noncontrolling
	Total	Cash	DRP	Interests
2012
1st Quarter	$7,450	$4,171	$3,268	$11
2nd Quarter	7,830	4,177	3,275	378
	$15,280	$8,348	$6,543	$389
2011
1st Quarter	$7,401	$4,069	$3,320	$12
2nd Quarter	7,418	4,068	3,336	14
	$14,819	$8,137	$6,656	$26

11.                               Related Party Arrangements

We are in discussions with Behringer Advisors and HPT Management Services, LLC (“HPT Management”) regarding amendments to our agreements with these entities and other related arrangements that, if agreed upon, would (among other things) result in us having the right to hire certain persons who are performing services for Behringer Advisors on our behalf.  If we are successful in concluding these discussions and hiring these people, we would then be able to begin the process of having our own employees perform certain of the functions currently performed by Behringer Advisors.  Further, if the amendments and other related arrangements are agreed upon, we would no longer be required to pay subsequent asset management fees to Behringer Advisors.  We would, however, receive from Behringer Advisors, and pay for, certain administrative services, such as human resources, shareholder services and information technology.  We would become responsible for paying all of the costs, including salaries and benefits, of any person we employ.  We also would amend the agreement with HPT Management, but continue utilizing HPT Management to manage our properties.  The revised property management agreement being discussed with HPT Management would (among other things) give us, starting in mid-2015, certain rights to become self-managed with respect to property management,  including the right to solicit for hire certain employees providing services to HPT Management on our behalf.  In return, if we exercise this right, we would pay HPT Management an amount based upon a percentage of the management fees earned by HPT Management for a certain period prior to exercise of such right.  Also in return for providing such right to become self-managed with respect to property management, we would provide HPT Management with a minimum aggregate monthly management fee during the term of the agreement. Further, in connection with and as consideration for the proposed amendments and related arrangements, Behringer Advisors would surrender for cancellation the existing convertible stock owned by it in exchange for shares of a new series of convertible preferred stock to be issued by us.  The threshold for converting the new convertible preferred stock would be more favorable to Behringer Advisors than the threshold for the existing convertible stock.  These potential amendments and other related arrangements are the subject of ongoing discussion and negotiation and have not been agreed upon, and there can be no assurance that such will be completed.

Behringer Advisors and certain of its affiliates earn fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  Specifically, Behringer Advisors, or its affiliates, receive acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of real estate investments held by that entity.  Behringer Advisors or its affiliates also receive up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors earned no acquisition and advisory fees or reimbursement of acquisition-related expenses in the six months ended June 30, 2012.  Behringer Advisors earned and we expensed less than $0.1 million in acquisition and advisory fees or reimbursement of acquisition-related expenses in the six months ended June 30, 2011.

Behringer Advisors or its affiliates is also entitled to a debt financing fee equal to 1% of the amount of any debt made available to us.  We did not pay any debt financing fees to Behringer Advisors in the six months ended June 30, 2012 and paid less than $0.1 million in debt financing fees for the six months ended June 30, 2011.

Depending on the nature of the asset, we pay Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  We incurred and expensed approximately $10.0 million and $10.1 million of asset management fees for the six month periods ended June 30, 2012 and 2011, respectively, inclusive of amounts recorded within discontinued operations.  Asset management fees of approximately $2.2 million and $3.5 million were waived for the six months ended June 30, 2012 and 2011, respectively.

Behringer Advisors requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement is made for salaries and benefits to the extent Behringer Advisors receives a separate fee for the services provided.  For the six months ended June 30, 2012 and 2011, we incurred and expensed approximately $1.9 million and $2.1 million, respectively, for reimbursement of these costs and expenses to Behringer Advisors.

HPT Management receives fees for management, leasing and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property; leasing commissions are based upon the customary leasing commission applicable to the geographic location of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred fees of approximately $6.8 million and $7.3 million in the six months ended June 30, 2012 and 2011, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management.

HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management and maintenance of our properties.  For the six months ended June 30, 2012 and 2011, we incurred and expensed approximately $12.2 million and $12.8 million, respectively, for reimbursement of these costs and expenses to HPT Management.

At June 30, 2012 and December 31, 2011 we had payables to related parties of approximately $1.9 million and $1.4 million, respectively, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Effective since December 2011, we lease approximately 14,000 square feet of office space from Behringer Harvard Bent Tree, LP, a wholly-owned subsidiary of Behringer Harvard Opportunity REIT I, Inc., an investment program that is sponsored by Behringer Harvard Holdings, LLC, the indirect owner of Behringer Advisors and HPT Management.  Under the terms of the sixty-six month lease, we currently pay annual base rent of approximately $0.2 million.

12.                               Commitments and Contingencies

As of June 30, 2012, we had commitments of approximately $53.8 million for future tenant improvements and leasing commissions.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Interest paid, net of amounts capitalized	$61,300	$71,088
Income taxes paid	$1,065	$1,438

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$22,425	$12,539
Transfer of real estate and lease intangibles through cancellation of debt	$24,571	$21,346
Transfer of investment through cancellation of debt	$4,259	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$6,553	$6,656
Mortgage notes assumed	$—	$962
Accrual for distributions declared	$2,489	$2,472
Mortgage notes assumed by purchaser	$—	$16,269
Cancellation of debt through transfer of real estate	$30,814	$22,260

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.                               Discontinued Operations and Real Estate Held for Sale

During the six months ended June 30, 2012, we transferred ownership of one property to the lender pursuant to a foreclosure and we sold two properties. Additionally, we have one property classified as held for sale as of June 30, 2012.  During the year ended December 31, 2011, we sold six properties and transferred ownership of three properties to their respective lenders pursuant to deeds-in-lieu of foreclosures or foreclosures.

The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental revenue	$5,924	$10,559	$11,902	$21,690

Expenses
Property operating expenses	1,527	3,456	2,884	8,413
Interest expense	1,315	5,726	3,173	11,951
Real estate taxes	719	2,436	1,587	4,314
Asset impairment losses	599	471	599	471
Property and asset management fees	376	866	784	1,669
Depreciation and amortization	2,134	4,990	4,183	10,309
Total expenses	6,670	17,945	13,210	37,127

Provision for income taxes	(5)	(431)	(5)	(431)
Gain on troubled debt restructuring	—	13	3,386	2,141
Interest and other income (expense)	—	(3)	221	(4)

Income (loss) from discontinued operations	$(751)	$(7,807)	$2,294	$(13,731)

As of June 30, 2012, our One City Centre property was classified as held for sale.  We had no properties classified as held for sale at December 31, 2011. The major classes of assets and liabilities of real estate held for sale as of June 30, 2012 are as follows (in thousands).

June 30, 2012
Land	$19,747
Buildings, net	92,800
Accounts receivable, net	3,673
Lease intangibles, net	9,880
Assets associated with real estate held for sale	$126,100

Notes payable	$71,799
Acquired below-market leases, net	2,141
Accrued liabilities	949
Other liabilities	454
Obligations associated with real estate held for sale	$75,343

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012, and the factors described below:

•                                          our ability to reach agreement on the potential amendments and other related arrangements with Behringer Advisors and HPT Management;

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

•                                          the ability of Behringer Advisors, HPT Management and their affiliates to retain key personnel that perform services for us;

•                                          conflicts of interest arising out of our relationships with Behringer Advisors, HPT Management and their affiliates;

•                                          changes in the level of financial assistance or support provided by Behringer Harvard Holdings, LLC or its affiliates;

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

Overview

We are externally managed and advised by Behringer Advisors.  Behringer Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.  We are in discussions with Behringer Advisors and HPT Management regarding amendments to our agreements with these entities and other related arrangements that, if agreed upon, would (among other things) result in us having the right to hire certain persons who are performing services for Behringer Advisors on our behalf.  If we are successful in concluding these discussions and hiring these people, we would then be able to begin the process of having our own employees perform certain of the functions currently performed by Behringer Advisors.  Further, if the amendments and other related arrangements are agreed upon, we would no longer be required to pay subsequent asset management fees to Behringer Advisors.  We would, however, receive from Behringer Advisors, and pay for, certain administrative services, such as human resources, shareholder services and information technology.  We would become responsible for paying all of the costs, including salaries and benefits, of any person we employ.  We also would amend the agreement with HPT Management, but continue utilizing HPT Management to manage our properties.  The revised property management agreement being discussed with HPT Management would (among other things) give us, starting in mid-2015, certain rights to become self-managed with respect to property management,  including the right to solicit for hire certain employees providing services to HPT Management on our behalf.  In return, if we exercise this right, we would pay HPT Management an amount based upon a percentage of the management fees earned by HPT Management for a certain period prior to exercise of such right.  Also in return for providing such right to become self-managed with respect to property management, we would provide HPT Management with a minimum aggregate monthly management fee during the term of the agreement. Further, in connection with and as consideration for the proposed amendments and related arrangements, Behringer Advisors would surrender for cancellation the existing convertible stock owned by it in exchange for shares of a new series of convertible preferred stock to be issued by us.  The threshold for converting the new convertible preferred stock would be more favorable to Behringer Advisors than the threshold for the existing convertible stock.  These potential amendments and other related arrangements are the subject of ongoing discussion and negotiation and have not been agreed upon, and there can be no assurance that such will be completed.

At June 30, 2012 we owned interests in 53 operating properties with approximately 21.2 million rentable square feet, including our One City Centre property which was classified as held for sale as of June 30, 2012.  At June 30, 2011, we owned interests in 61 operating properties with approximately 22.8 million rentable square feet and one non-operating property with approximately 0.3 million square feet.

Adverse economic conditions have impacted and continue to impact our business, results of operations and financial condition.  As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings have been and continue to be negatively impacted by a decline of our rental revenue, which has occurred as a result of:  (1) a decrease in rental rates for new leases which have been less than the rates for previous leases; (2) the significant tenant concessions we provide in connection with leases; and (3) a decline in our overall portfolio occupancy as compared to late 2008.  As a result of the deterioration of our rental revenue, we have operated, and continue to operate, under a strategic plan that includes, conserving cash, refinancing or restructuring debt, strategically selling assets, leasing space to increase occupancy and pursuing property and company level capital and other strategic opportunities.

Cash Conservation.  At June 30, 2012, we had cash and cash equivalents of approximately $10.8 million and restricted cash of approximately $83.5 million.  Restricted cash includes restricted money market accounts, as required by our lenders, which may be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance.  Given the approximate $53.8 million of commitments we have for future tenant improvements and leasing commissions as of June 30, 2012, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases due to strategic asset sales and draws under our credit facility. As of June 30, 2012, we had approximately $77.6 million of available borrowings under our revolving line of credit of which approximately $26.5 million may only be used for leasing and capital expenditures at the Collateral Properties.  In order to conserve cash, we have reduced distributions, limited share redemptions, re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital. We have also benefited from a partial waiver of asset management fees payable to Behringer Advisors.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred.  We have no scheduled debt maturities in 2012 and limited amounts of debt maturing in 2013 and 2014.  However, the reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where we believe the value of a property is not likely to recover, our board of directors has decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  See “Liquidity and Capital Resources — Notes Payable” for a more detailed discussion.  We are in active negotiations with certain lenders to restructure debt.  We believe that some of these loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying the properties to the lender.

Strategic Asset Sales.  In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we have limited or no equity in the particular property, when we believe the projected returns on our invested equity do not justify further investment or when we believe the equity in a property can be redeployed within the portfolio in order to achieve better returns or other strategic goals.  In addition to One City Centre, which was held for sale as of June 30, 2012, we intend to sell at least two additional properties in 2012, each of which we believe have equity value above the mortgage debt.  However, in the current economic environment, it is difficult to predict whether these sales will be completed and, if completed, how much equity may be realized.

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

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 53 properties owned at June 30, 2012 are comprised of approximately 21.2 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 19.8 million rentable square feet.

During the three months ended June 30, 2012, expiring leases comprised approximately 0.5 million square feet.  We executed renewals, expansions and new leases totaling approximately 0.7 million square feet at weighted average net rental rates that were approximately $0.58 per square foot per year, or 4%, lower than expiring rents.  During the three months ended June 30, 2011, expiring leases comprised approximately 0.8 million square feet, and we executed renewals, expansions and new leases totaling approximately 0.8 million square feet at weighted average net rental rates that were approximately $0.82 per square foot per year, or 6%, lower than expiring rents.

During the three months ended June 30, 2012, renewals were approximately 243,000 square feet with weighted average leasing costs of approximately $16.84 per square foot and a weighted average lease term of approximately 4.4 years.  Expansions were approximately 166,000 square feet with weighted average leasing costs of approximately $49.24 per square foot and a weighted average lease term of approximately 9.8 years.  New leases totaled approximately 267,000 square feet with weighted average leasing costs of approximately $33.24 per square foot and a weighted average lease term of approximately 6.8 years.  During the three months ended June 30, 2012, our lease renewals represented 51% of expiring leases and 46% of expiring square feet.

During the six months ended June 30, 2012, expiring leases comprised approximately 1.2 million square feet.  We executed renewals, expansions and new leases totaling approximately 1.6 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.33 per square foot per year, or 2%.  During the six months ended June 30, 2011, expiring leases comprised approximately 2.0 million square feet, and we executed renewals, expansions and new leases totaling approximately 1.8 million square feet at weighted average net rental rates that were approximately $0.88 per square foot per year, or 6%, lower than expiring rents.

The weighted average leasing costs for renewals, expansions and new leases executed in the six months ended June 30, 2012 was approximately $34.19 per square foot as compared to approximately $23.88 per square foot for the six months ended June 30, 2011.  The weighted average lease term for renewals, expansions and new leases executed in the six months ended June 30, 2012 was approximately 7.3 years as compared to approximately 6.8 years for the six months ended June 30, 2011.

During the six months ended June 30, 2012, renewals were approximately 708,000 square feet with weighted average leasing costs of approximately $18.27 per square foot and a weighted average lease term of approximately 5.2 years.  Expansions were approximately 368,000 square feet with weighted average leasing costs of approximately $46.69 per square foot and a weighted average lease term of approximately 8.6 years.  New leases totaled approximately 490,000 square feet with weighted average leasing costs of approximately $47.82 per square foot and a weighted average lease term of approximately 9.2 years.  During the six months ended June 30, 2012, our lease renewals represented 58% of expiring leases and 58% of expiring square feet.  However, this level of renewal activity may not continue.  For example, as previously disclosed, we are aware of two tenants that comprise a total of 396,000 square feet expiring in the third quarter of 2012 that will not renew their leases.

Our portfolio occupancy was 86% at June 30, 2012 as compared to 85% at March 31, 2012.  We have approximately 1.7 million square feet of scheduled lease expirations in the next twelve months.  We will continue to focus on leasing in 2012 with the objective of increasing occupancy as we overcome 2012 lease expirations.  If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

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

If market conditions improve or stabilize, and we are successful with our efforts under our strategic plan, we believe we can achieve the following three important objectives for our stockholders:  (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Our management continues to review various alternatives that may create future liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, unless a majority of the board of directors extends such date, our charter requires us to liquidate our assets.

Results of Operations

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Rental Revenue.  Rental revenue for the three months ended June 30, 2012 was approximately $109.0 million as compared to approximately $113.4 million for the three months ended June 30, 2011 and was generated by our consolidated real estate properties.  The $4.4 million decrease was primarily attributable to a decrease of approximately $4.0 million related to the

2011 deconsolidation of 200 South Wacker and a decrease of approximately $1.3 million in lease termination fees. These decreases were partially offset by an increase in revenue from our property leases of approximately $0.9 million.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2012 were approximately $32.8 million as compared to approximately $34.0 million for the three months ended June 30, 2011 and were comprised of property operating expenses from our consolidated real estate properties. The $1.2 million decrease was primarily attributable to a decrease of approximately $1.1 million related to the 2011 deconsolidation of 200 South Wacker.

Interest Expense.  Interest expense for the three months ended June 30, 2012 was approximately $33.5 million as compared to approximately $34.3 million for the three months ended June 30, 2011 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, credit facility and interest rate cap and swap agreements.  The $0.8 million decrease was primarily attributable to a decrease of approximately $1.6 million related to the 2011 deconsolidation of 200 South Wacker, partially offset by an increase in amortization of deferred financing fees of approximately $0.8 million due to new borrowings entered into during the second half of 2011.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2012 were approximately $15.9 million as compared to approximately $16.4 million for the three months ended June 30, 2011 and were comprised of real estate taxes from our consolidated real estate properties.

Property Management Fees. Property management fees were approximately $3.3 million for each of the three month periods ended June 30, 2012 and 2011 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended June 30, 2012 were approximately $4.8 million as compared to approximately $4.6 million for the three months ended June 30, 2011 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  Behringer Advisors waived approximately $1.1 million in asset management fees in the three months ended June 30, 2012 as compared to approximately $1.7 million waived in the three months ended June 30, 2011.  The $0.2 million increase in asset management fees was primarily attributable to a larger portion of the total 2011 asset management fees being allocated to properties that are included in discontinued operations. The portion of our asset management fees waived is allocated pro rata to all of our properties.  As of the date of this Report, Behringer Advisors has not waived any asset management fees for the third quarter of 2012 or any future periods. If the potential amendments and other related arrangements with Behringer Advisors and HPT Management noted above are entered into, we would no longer be required to pay asset management fees to Behringer Advisors.  We would, however, continue to pay Behringer Advisors to perform certain administrative services, such as human resources, shareholder services and information technology.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2012 were approximately $3.2 million as compared to approximately $2.7 million for the three months ended June 30, 2011 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of Behringer Advisors.  The increase in general and administrative expenses for the three months ended June 30, 2012 includes approximately $0.9 million in costs associated with evaluating and negotiating the proposed arrangements with Behringer Advisors and HPT Management; however, this increase was partially offset primarily with decreased business and franchise tax expense.

Asset Impairment Losses.  Asset impairment losses were approximately $16.2 million for the three months ended June 30, 2012 as compared to approximately $6.5 million in losses for the three months ended June 30, 2011.  The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2012 was approximately $46.7 million as compared to approximately $50.2 million for the three months ended June 30, 2011 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $3.5 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $2.1 million, primarily due to higher lease intangible amortization in 2011 due to early lease terminations, and an approximate $1.4 million decrease due to the 2011 deconsolidation of 200 South Wacker.

Interest and Other Income. Interest and other income for the three months ended June 30, 2012 was approximately $0.2 million as compared to approximately $3.0 million for the three months ended June 30, 2011.  The three months ended June 30, 2011 amount includes approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with the sale of 200 South Wacker.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Rental Revenue.  Rental revenue for the six months ended June 30, 2012 was approximately $217.3 million as compared to approximately $234.9 million for the six months ended June 30, 2011 and was generated by our consolidated real estate properties.  The $17.6 million decrease was primarily attributable to a decrease of approximately $6.9 million related to the 2011 deconsolidation of 200 South Wacker, a decrease in net above- and below-market lease adjustments of approximately $6.3 million, primarily related to 2011 early lease terminations, and a decrease of approximately $4.6 million in lease termination fees and other decreases of approximately $2.4 million.  The decreases were partially offset by an increase in straight-line rent adjustments of approximately $2.6 million.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2012 were approximately $65.9 million as compared to approximately $67.2 million for the six months ended June 30, 2011 and were comprised of property operating expenses from our consolidated real estate properties. The $1.3 million decrease was primarily attributable to a decrease of approximately $2.5 million related to the 2011 deconsolidation of 200 South Wacker and approximately $1.9 million of decreased utility costs, partially offset by approximately $2.5 million of increased bad debt expense.

Interest Expense.  Interest expense for the six months ended June 30, 2012 was approximately $66.1 million as compared to approximately $68.8 million for the six months ended June 30, 2011 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, credit facility and interest rate cap and swap agreements.  The $2.7 million decrease from prior year was primarily due a decrease of approximately $3.5 million due to the deconsolidation of 200 South Wacker, and a decrease in interest expense, primarily due to lower borrowings, of approximately $0.8 million, partially offset by an increase of approximately $1.6 million due to higher 2012 amortization of deferred financing fees due to new borrowings entered into during the second half of 2011.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2012 were approximately $32.4 million as compared to approximately $30.4 million for the six months ended June 30, 2011 and were comprised of real estate taxes from our consolidated real estate properties.  The $2.0 million increase primarily resulted from $1.6 million in lower property tax refunds received in 2012 as compared to 2011 and a $0.8 million increase in expense, primarily due to higher property tax rates and value assessments at certain properties, partially offset by a decrease of approximately $0.4 million related to the deconsolidation of 200 South Wacker.

Property Management Fees. Property management fees for the six months ended June 30, 2012 were approximately $6.5 million as compared to approximately $6.8 million for the six months ended June 30, 2011 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.3 million decrease is primarily due to lower property revenue.

Asset Management Fees. Asset management fees for the six months ended June 30, 2012 were approximately $9.5 million as compared to approximately $9.0 million for the six months ended June 30, 2011 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  Behringer Advisors waived approximately $2.2 million in asset management fees in the six months ended June 30, 2012 as compared to approximately $3.5 million waived in the six months ended June 30, 2011.  The $0.5 million increase in asset management fees was primarily attributable to a larger portion of the total 2011 asset management fees being allocated to properties that are included in discontinued operations.  The portion of our asset management fees waived is allocated pro rata to all of our properties.  As of the date of this Report, Behringer Advisors has not waived any asset management fees for the third quarter of 2012 or any future periods. If the potential amendments and other related arrangements with Behringer Advisors and HPT Management noted above are entered into, we would no longer be required to pay asset management fees to Behringer Advisors.  We would, however, continue to pay Behringer Advisors to perform certain administrative services, such as human resources, shareholder services and information technology.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2012 were approximately $5.6 million as compared to approximately $5.5 million for the six months ended June 30, 2011 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of Behringer Advisors.  The increase in general and administrative expenses for the six months ended June 30, 2012 includes approximately $0.9 million in costs associated with evaluating and negotiating the proposed arrangements with Behringer Advisors and HPT Management; however, this increase was partially offset primarily with decreased business and franchise tax expense.

Asset Impairment Losses.  Asset impairment losses were approximately $16.2 million for the six months ended June 30, 2012 as compared to approximately $6.5 million in losses for the six months ended June 30, 2011.  The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2012 was approximately $95.3 million as compared to approximately $105.7 million for the six months ended June 30, 2011 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $10.4 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $7.6 million, primarily due to higher lease intangible amortization in 2011 due to early lease terminations, and an approximate $2.8 million decrease due to the 2011 deconsolidation of 200 South Wacker.

Interest and Other Income. Interest and other income for the six months ended June 30, 2012 was approximately $0.2 million as compared to approximately $3.1 million for the six months ended June 30, 2011.  The six months ended June 30, 2011 amount includes approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with the sale of 200 South Wacker.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the six months ended June 30, 2012 was approximately $0.2 million as compared to approximately $1.0 million for the six months ended June 30, 2011.  The 2012 gain relates to the foreclosure on our TIC interest investment in the St. Louis Place property. The 2011 gain is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010.  The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

Cash Flow Analysis

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

Cash flows provided by operating activities were approximately $8.8 million for the six months ended June 30, 2012 as compared to approximately $6.0 million for the six months ended June 30, 2011.  The $2.8 million increase in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $7.2 million less net cash outflows from working capital assets and liabilities in 2012 compared to 2011; (2) the factors discussed in our analysis of results of operations for the six months ended June 30, 2012 compared to June 30, 2011, including approximately $2.9 million less earnings from the net results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses;  and (3) increases in cash paid for lease commissions and other lease intangibles of approximately $1.5 million.

Cash flows provided by investing activities for the six months ended June 30, 2012 were approximately $44.9 million and were primarily comprised of proceeds from the sale of discontinued operations of approximately $57.3 million, a change in restricted cash of approximately $17.1 million and return of investments of approximately $2.2 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $31.1 million.  During the six months ended June 30, 2011, cash flows provided by investing activities were approximately $106.9 million and were primarily comprised of proceeds from the sale of properties of approximately $129.4 million and proceeds from notes receivable of approximately $10.4 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $30.0 million and purchases of real estate and investments in unconsolidated entities of approximately $4.6 million.

Cash flows used in financing activities for the six months ended June 30, 2012 were approximately $55.0 million and were comprised primarily of payments on notes payable, net of proceeds from notes payable, of approximately $44.1 million, distributions to our common stockholders of approximately $8.3 million and redemptions of common stock of approximately $2.0 million.  During the six months ended June 30, 2011, cash flows used in financing activities were approximately $143.7 million and were comprised primarily of payments on notes payable of approximately $132.6 million, distributions to our common stockholders of approximately $8.1 million and redemptions of common stock of approximately $2.1 million.

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•                  Acquisition fees and expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations and investments must be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to Behringer Advisors or third parties.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three and six months ended June 30, 2012 and 2011, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.  Beginning in 2011, our presentation of FFO attributable to common stockholders was modified to exclude impairment of depreciable real estate assets consistent with “Updated Guidance on Reporting FFO: Write-Downs for Impairment” as published by NAREIT on October 31, 2011, with further guidance published on November 4, 2011 and January 6, 2012, and our definition of MFFO was modified to be consistent with the definition established by the IPA.  Prior to these modifications, our primary adjustments to FFO attributable to common stockholders included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.  All periods presented have been modified to reflect these changes.

The table below is presented in thousands, except per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(34,138)	$(41,577)	$(61,978)	$(72,060)
Net loss attributable to noncontrolling interests	34	72	75	244

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	48,788	55,196	99,476	116,054
Real estate depreciation and amortization from unconsolidated properties	1,742	1,732	3,731	3,452
Impairment of depreciable real estate assets	16,785	6,998	16,785	6,998
Gain on sale or transfer of depreciable real estate	(12,808)	(1,385)	(15,189)	(2,024)
Noncontrolling interests share of above adjustments	(266)	(297)	(519)	(610)
FFO attributable to common stockholders	$20,137	$20,739	$42,381	$52,054

Acquisition expenses	—	140	—	175
Straight-line rent adjustment	(3,946)	(4,983)	(11,564)	(11,481)
Amortization of above- and below-market rents, net	(2,913)	(2,498)	(6,453)	(12,870)
Gain on early extinguishment of debt and troubled debt restructuring	—	(13)	(3,587)	(3,149)
Noncontrolling interests share of above adjustments	10	11	31	40
MFFO attributable to common stockholders	$13,288	$13,396	$20,808	$24,769

Weighted average common shares outstanding - basic	298,113	296,091	297,879	295,868
Weighted average common shares outstanding - diluted (2)	298,141	296,105	297,908	295,882

Net loss per common share - basic and diluted (2)	$(0.11)	$(0.14)	$(0.21)	$(0.24)
FFO per common share - basic and diluted	$0.07	$0.07	$0.14	$0.18
MFFO per common share - basic and diluted	$0.04	$0.05	$0.07	$0.08

(1)          Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)          There are no dilutive securities for purposes of calculating the net loss per common share.

FFO attributable to common stockholders for the three months ended June 30, 2012 was approximately $20.1 million as compared to approximately $20.7 million for the three months ended June 30, 2011, a decrease of approximately $0.6 million.  Approximately $3.5 million of this decrease is primarily due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions and lower interest and other income of approximately $2.8 million, partially offset by approximately $5.3 million in lower interest incurred as a result of reductions in the principal balance on debt and lower interest rates obtained in debt refinancings.

MFFO attributable to common stockholders for the three months ended June 30, 2012 was approximately $13.3 million as compared to approximately $13.4 million for the three months ended June 30, 2011, a decrease of approximately $0.1 million. Approximately $2.8 million of this decrease is primarily due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions and lower interest and other income of approximately $2.8 million, partially offset by approximately $5.3 million in lower interest incurred as a result of reductions in the principal balance on debt and lower interest rates obtained in debt refinancings.

FFO attributable to common stockholders for the six months ended June 30, 2012 was approximately $42.4 million as compared to approximately $52.1 million for the six months ended June 30, 2011, a decrease of approximately $9.7 million.  Approximately $19.4 million of this decrease is primarily due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions and lower interest and other income of approximately $2.7 million, partially offset by approximately $11.5 million in lower interest incurred as a result of reductions in the principal balance on debt and lower interest rates obtained in debt refinancings.

MFFO attributable to common stockholders for the six months ended June 30, 2012 was approximately $20.8 million as compared to approximately $24.8 million for the six months ended June 30, 2011, a decrease of approximately $4.0 million.

Approximately $13.0 million of this decrease is primarily due to a reduction in our properties’ occupancy and lower rental rates on leasing activity, including significant free rent concessions and lower interest and other income of approximately $2.7 million, partially offset by approximately $11.5 million in lower interest incurred as a result of reductions in the principal balance on debt and lower interest rates obtained in debt refinancings.

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

Current Liquidity

As of June 30, 2012, we had cash and cash equivalents of $10.8 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our short-term liquidity requirements to be approximately $485.3 million from July 2012 through June 2013.  At current operating levels, we anticipate that revenue from our properties over the same period will generate approximately $397.2 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties.  We will also need to generate additional funds for long-term liquidity requirements.

Liquidity Strategies

Our expected actual and potential liquidity sources are, among others: cash and cash equivalents and restricted cash; revenue from our properties; proceeds from our available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings; proceeds from asset dispositions; proceeds received from contributing existing assets to joint ventures; and proceeds from public or private issuances of debt or equity securities.

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements.  In the first six months of 2012, we sold two properties resulting in gross proceeds of approximately $57.3 million.  We intend to sell at least three additional properties in 2012, each of which we believe have equity value above the mortgage debt.  However, in the current economic environment, it is difficult to predict whether these sales will be completed.  In addition, in the first six months of 2012 we have disposed of two troubled properties consisting of our Minnesota Center property and our St. Louis Place TIC investment property pursuant to foreclosures.  There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.

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

Notes Payable

Our notes payable was approximately $2.2 billion in principal amount at June 30, 2012 as compared to approximately $2.4 billion at December 31, 2011.  As of June 30, 2012, all of our debt is fixed rate debt, with the exception of $411.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At June 30, 2012, the stated annual interest rates on our notes payable ranged from 3.24% to 9.80%, with an effective weighted average annual interest rate of approximately 5.49%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.69%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2012, we were in default on four non-recourse property loans with a combined outstanding balance of approximately $97.5 million secured by seven of our properties.  Subsequent to June 30, 2012, we received notice of defaults on two additional non-recourse loans, secured by two properties, with a combined outstanding balance of approximately $61.2 million.  We believe each of these loans may be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At June 30, 2012, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  We believe an additional non-recourse loan, totaling approximately $82.8 million and secured by one of our properties, may have an imminent default or event of default and may need to be modified in the near future in order to justify further investment.  At June 30, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.  As of June 30, 2012, the approximate $32.1 million non-recourse loan secured by our 11655 Waterview property is in default and has a scheduled maturity date in 2015, but we have received notification from the lender demanding immediate payment.  We have no debt scheduled to mature in 2012.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of June 30, 2012, the term loan was fully funded, and we have drawn $51.0 million under the revolving line of credit net of pay downs.  As of June 30, 2012, we had approximately $77.6 million of available borrowings under our revolving line of credit of which approximately $26.5 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of June 30, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was 3.57%.

Troubled Debt Restructuring

The following is a discussion of our troubled debt restructurings for the three and six months ended June 30, 2012 and 2011.

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

In January 2011, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our Executive Park property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.0 million and is included in income (loss) from discontinued operations.

In February 2011, pursuant to a foreclosure, we transferred ownership of our Grandview II property to the lender associated with the property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $1.1 million and is included in income (loss) from discontinued operations.

In January 2012, pursuant to a foreclosure, we transferred ownership of our Minnesota Center property to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $3.4 million and is included in income (loss) from discontinued operations.

In February 2012, pursuant to a foreclosure, we transferred our 35.71% ownership interest in St. Louis Place to the lender associated with this property.  This transaction was accounted for as a full settlement of debt and resulted in a gain on troubled debt restructuring of approximately $0.2 million.

We had no gain on troubled debt restructuring for the three months ended June 30, 2012.  For the three months ended June 30, 2011, the gain on troubled debt restructuring was less than $0.1 million and had no impact on gain or loss per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the six months ended June 30, 2012 and 2011, the gain on troubled debt restructuring of approximately $3.6 million and $3.1 million, respectively, were each approximately $0.01 per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended June 30, 2012, we redeemed 220,485 shares, which represents a pro rata portion of the 890 exceptional redemption requests received as of the May 31, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,242,014 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 2,021,529 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period, any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the six months ended June 30, 2012 were approximately $2.0 million and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand and general financial and market conditions.  The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status.  Effective since May 2010 the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share.

The total distributions paid to common stockholders for each of the six month periods ended June 30, 2012 and 2011 were approximately $14.9 million and $14.8 million.  Of the distributions paid to common stockholders for each of the six month periods ended June 30, 2012 and 2011, approximately $6.6 million and $6.7 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan (“DRP”).  We thus used net cash of approximately $8.3 million and $8.1 million to fund the distributions for each of these periods.  For the six months ended June 30, 2012 and 2011, cash provided by operating activities was approximately $8.8 million and $6.0 million, respectively.  For the six months ended June 30, 2012, cash flows from operating activities exceeded net cash distributions paid to common stockholders by approximately $0.5 million.  For the six months ended June 30, 2011, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $2.1 million.

The following are the distributions paid and declared to our common stockholders, and the net loss, FFO, and MFFO attributable to common stockholders during the six months ended June 30, 2012 and 2011 (amounts in thousands, except per share amounts):

				Distributions	Total
				Declared	Distributions	Net Loss	FFO	MFFO
				to Common	Declared to	attributable to	attributable to	attributable to
	Distributions Paid to Common Stockholders			Stockholders	Common	Common	Common	Common
	Cash	DRP	Total	Per Share (1)	Stockholders	Stockholders	Stockholders (2)	Stockholders (2)
2012
1st Quarter	$4,158	$3,278	$7,436	$0.025	$7,439	$(27,799)	$22,244	$7,520
2nd Quarter	4,172	3,275	7,447	0.025	7,452	(34,104)	20,137	13,288
	$8,330	$6,553	$14,883	$0.050	$14,891	$(61,903)	$42,381	$20,808

2011
1st Quarter	$4,063	$3,323	$7,386	$0.025	$7,389	$(30,311)	$31,315	$11,373
2nd Quarter	4,066	3,333	7,399	0.025	7,404	(41,505)	20,739	13,396
	$8,129	$6,656	$14,785	$0.050	$14,793	$(71,816)	$52,054	$24,769

(1)                Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate of $0.0083 per share.

(2)                Reconciliations of FFO and MFFO attributable to common stockholders to net loss are provided on page 32.  FFO or MFFO attributable to common stockholders should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio.  As a result, future distributions paid and declared could continue to exceed cash provided by operating activities.  We can provide no assurances that the level of our distributions is sustainable or if we will continue to pay distributions at all, and we may pay some or all of our distributions from other sources.

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

As of June 30, 2012, all of our approximate $2.2 billion debt is fixed rate debt, with the exception of approximately $411.0 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $1.4 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.2 million.

A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $1.4 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $3.5 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

The risk factors set forth below supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  Additionally, we delete the following existing risk factors:  “If we internalize our management functions, your interest in us could be diluted and we may be unable to retain key personnel,” “If we pursue the acquisition of our advisor and property manager, there is no assurance that we will reach an agreement with these parties as to the terms of the transaction,” and “If we seek to internalize our management functions other than by acquiring our advisor and property manager, we could incur greater costs and lose key personnel.”

We may not be able to conclude an agreement to revise our existing agreements with Behringer Advisors and HPT Management.

We are currently in discussions with Behringer Advisors and HPT Management regarding amendments to our existing agreements with these entities and other related arrangements that, if completed, would (among other things) result in us having the immediate right to hire certain persons who are performing services for Behringer Advisors on our behalf.  We also would get the right at some future point in time to solicit for hire certain persons providing services to HPT Management on our behalf.  There is no assurance, however, that these amendments and other related transactions will be agreed upon. If they are not agreed upon, our board would have to consider other alternatives, if it concludes that becoming self-managed is in our best interest.  These other alternatives may or may not be feasible and may ultimately prove to be more costly than being able to hire the persons that currently provide services to us, including certain of our executive officers.

Becoming self-managed may increase our costs.

If we become partially or fully self-managed, our overhead will increase.  Our executive officers currently are paid by an affiliate of Behringer Advisors for their services relating to the Company, as well as for their services relating to other Behringer Harvard entities and the pursuit of other activities on behalf of Behringer Harvard.  We do not reimburse Behringer Advisors for costs related to our executive officers or HPT Management for the costs related to senior management personnel, other than through the general fees and expense reimbursements we pay to Behringer Advisors and HPT Management under the existing agreements, which have been waived in part by Behringer Advisors. If we hire our own employees, we would be responsible for paying the salaries and benefits (including any employee benefit plans) of all of these persons.  We would not be able to defer paying the salaries and benefits of these employees like we are now able to defer paying certain fees to Behringer Advisors.  We would also be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended June 30, 2012, we redeemed 220,485 shares, which represents a pro rata portion of the 890 exceptional redemption requests received as of the May 31, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,242,014 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 2,021,529 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period, any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.  If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the three months ended June 30, 2012 were approximately $1.0 million and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

During the quarter ended June 30, 2012 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
Month	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
April 2012	—	$—	—		(1)
May 2012	220,485	$4.64	220,485		(1)
June 2012	—	$—	—		(1)

(1)          A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Mine Safety Disclosures.

None.

Item 5.                    Other Information.

Declaration of Distributions

On August 2, 2012, our board of directors authorized distributions payable to stockholders of record on July 31 and August 31, 2012.  Distributions payable to each stockholder of record are paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: August 9, 2012	By:	/s/ James E. Sharp
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

Letter Agreement, dated May 10, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on May 14, 2012)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

101 **

The following financial information from Behringer Harvard REIT I, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v)  Notes to Condensed Consolidated Financial Statements.

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

**To be furnished by amendment.