Form 10-Q
period 2012-09-30
BEHRINGER HARVARD REIT I INC
filed 2012-11-09
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(972) 931-4300

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

As of October 31, 2012, Behringer Harvard REIT I, Inc. had 298,945,798 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Behringer Harvard REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Real estate
Land	$402,635	$438,079
Buildings and improvements, net	2,322,631	2,541,858
Real estate under development	3,617	—
Total real estate	2,728,883	2,979,937

Cash and cash equivalents	4,032	12,073
Restricted cash	85,120	100,580
Accounts receivable, net	110,629	105,953
Prepaid expenses and other assets	10,356	5,235
Investments in unconsolidated entities	65,919	71,280
Deferred financing fees, net	16,663	22,579
Lease intangibles, net	213,547	253,630
Other intangible assets, net	3,813	2,501
Total assets	$3,238,962	$3,553,768

Liabilities and equity

Liabilities
Notes payable	$2,173,749	$2,367,401
Accounts payable	716	1,114
Payables to related parties	1,427	1,397
Acquired below-market leases, net	54,352	68,778
Distributions payable	2,493	2,481
Accrued liabilities	134,373	130,897
Deferred tax liabilities	2,284	2,629
Other liabilities	17,844	17,080
Total liabilities	2,387,238	2,591,777

Commitments and contingencies

Series A Convertible Preferred Stock	2,700	—

Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none issued and outstanding at September 30, 2012 and 1,000 shares issued and outstanding at December 31, 2011	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 298,712,342 and 297,255,771 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	30	30
Additional paid-in capital	2,643,769	2,639,720
Cumulative distributions and net loss attributable to common stockholders	(1,798,639)	(1,683,153)
Accumulated other comprehensive loss	(1,890)	(905)
Stockholders’ equity	843,270	955,692
Noncontrolling interests	5,754	6,299
Total equity	849,024	961,991
Total liabilities and equity	$3,238,962	$3,553,768

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Rental revenue	$111,200	$108,986	$328,517	$343,886

Expenses
Property operating expenses	34,094	33,740	100,040	100,927
Interest expense	33,991	33,990	100,079	102,837
Real estate taxes	16,295	16,044	48,731	46,397
Property management fees	3,109	3,261	9,602	10,034
Asset management fees	436	4,452	9,965	13,452
Asset impairment losses	8,301	41,267	24,487	47,794
General and administrative	5,402	2,503	10,999	8,013
Depreciation and amortization	46,694	48,337	141,987	154,082
Total expenses	148,322	183,594	445,890	483,536

Interest and other income	453	171	629	3,314
Gain on troubled debt restructuring	—	—	201	1,008
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale or transfer of assets	(36,669)	(74,437)	(116,543)	(135,328)

Benefit (provision) for income taxes	546	(128)	30	(183)
Equity in earnings (losses) of investments	398	(2,779)	1,327	(2,186)
Loss from continuing operations before gain on sale or transfer of assets	(35,725)	(77,344)	(115,186)	(137,697)

Discontinued operations
Income (loss) from discontinued operations	(612)	(43,139)	1,682	(56,870)
Gain on sale or transfer of discontinued operations	5,041	15,347	19,868	15,986
Income (loss) from discontinued operations	4,429	(27,792)	21,550	(40,884)

Gain on sale or transfer of assets	—	—	362	1,385

Net loss	(31,296)	(105,136)	(93,274)	(177,196)

Noncontrolling interests in continuing operations	75	117	175	352
Noncontrolling interests in discontinued operations	(6)	34	(31)	43

Net loss attributable to common stockholders	$(31,227)	$(104,985)	$(93,130)	$(176,801)

Basic and diluted weighted average common shares outstanding	298,617,928	296,578,847	298,127,216	296,107,513

Basic and diluted income (loss) per common share:
Continuing operations	$(0.11)	$(0.26)	$(0.38)	$(0.46)
Discontinued operations	0.01	(0.09)	0.07	(0.14)
Basic and diluted loss per common share	$(0.10)	$(0.35)	$(0.31)	$(0.60)

Amounts attributable to common stockholders:
Continuing operations	$(35,650)	$(77,227)	$(114,649)	$(135,960)
Discontinued operations	4,423	(27,758)	21,519	(40,841)
Net loss attributable to common stockholders	$(31,227)	$(104,985)	$(93,130)	$(176,801)

Comprehensive loss:
Net loss	$(31,296)	$(105,136)	$(93,274)	$(177,196)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(543)	(277)	(986)	(277)

Comprehensive loss	(31,839)	(105,413)	(94,260)	(177,473)
Comprehensive loss attributable to noncontrolling interests	104	151	145	395

Comprehensive loss attributable to common stockholders	$(31,735)	$(105,262)	$(94,115)	$(177,078)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(unaudited)

						Cumulative
						Distributions
						and
						Net Loss	Accumulated
	Convertible Stock		Common Stock		Additional	Attributable to	Other
	Number	Par	Number	Par	Paid-in	Common	Comprehensive	Noncontrolling	Total
	of Shares	Value	of Shares	Value	Capital	Stockholders	Loss	Interests	Equity
For the nine months ended September 30, 2012

Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991

Comprehensive loss:
Net loss	—	—	—	—	—	(93,130)	—	(144)	(93,274)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(985)	(1)	(986)
Total comprehensive loss									(94,260)

Redemption of common stock	—	—	(660)	—	(3,062)	—	—	—	(3,062)
Cancellation of convertible stock	(1)	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	(22,356)	—	(400)	(22,756)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,116	—	9,820	—	—	—	9,820
Cost of share issuance	—	—	—	—	(9)	—	—	—	(9)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	(2,700)	—	—	—	(2,700)
Balance at September 30, 2012	—	$—	298,712	$30	$2,643,769	$(1,798,639)	$(1,890)	$5,754	$849,024

For the nine months ended September 30, 2011

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498

Comprehensive loss:
Net loss	—	—	—	—	—	(176,801)	—	(395)	(177,196)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(277)	—	(277)
Total comprehensive loss									(177,473)

Redemption of common stock	—	—	(706)	—	(3,212)	—	—	—	(3,212)
Distributions declared	—	—	—	—	—	(22,207)	—	(38)	(22,245)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,194	1	9,983	—	—	—	9,984
Cost of share issuance	—	—	—	—	(11)	—	—	—	(11)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)

Balance at September 30, 2011	1	$—	296,764	$30	$2,637,483	$(1,671,076)	$(277)	$6,345	$972,505

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net loss	$(93,274)	$(177,196)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	25,086	88,986
Gain on sale or transfer of assets	(362)	(1,385)
Gain on sale or transfer of discontinued operations	(19,868)	(15,986)
Gain on troubled debt restructuring	(3,591)	(4,907)
Loss on derivatives	28	—
Depreciation and amortization	147,856	168,515
Amortization of lease intangibles	592	1,297
Amortization of above/below market rent	(9,411)	(15,400)
Amortization of deferred financing and mark-to-market costs	5,800	4,045
Equity in (earnings) losses of investments	(1,327)	2,186
Ownership portion of management fees from unconsolidated companies	333	—
Distributions from investments	556	501
Change in accounts receivable	(11,818)	(16,269)
Change in prepaid expenses and other assets	(4,988)	(2,416)
Change in lease commissions	(13,808)	(24,476)
Change in other lease intangibles	(2,311)	(2,243)
Change in other intangibles	(1,445)	—
Change in accounts payable	(388)	1,600
Change in accrued liabilities	4,618	(2,386)
Change in other liabilities	944	2,398
Change in payables to related parties	30	(685)
Cash provided by operating activities	23,252	6,179

Cash flows from investing activities
Return of investments	2,270	561
Purchases of real estate	—	(1,035)
Investments in unconsolidated entities	(730)	(4,057)
Capital expenditures for real estate	(51,415)	(42,893)
Capital expenditures for real estate under development	(454)	—
Proceeds from notes receivable	—	10,355
Proceeds from sale of discontinued operations	111,142	91,367
Proceeds from sale of assets	—	92,982
Change in restricted cash	15,460	2,600
Cash provided by investing activities	76,273	149,880

Cash flows from financing activities
Financing costs	(40)	(6,174)
Proceeds from notes payable	34,500	286,000
Payments on notes payable	(125,989)	(524,377)
Payments on capital lease obligations	(44)	(61)
Redemptions of common stock	(3,062)	(3,212)
Offering costs	(9)	(11)
Distributions to common stockholders	(12,522)	(12,212)
Distributions to noncontrolling interests	(400)	(38)
Cash used in financing activities	(107,566)	(260,085)

Net change in cash and cash equivalents	(8,041)	(104,026)
Cash and cash equivalents at beginning of period	12,073	139,139
Cash and cash equivalents at end of period	$4,032	$35,113

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Business

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality real estate.  As of September 30, 2012, we owned interests in 52 properties located in 19 states and the District of Columbia.  Prior to August 31, 2012, we were externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors”), a Texas limited liability company.  Behringer Advisors was responsible for managing our day-to-day affairs and for identifying and making acquisitions and dispositions of investments on our behalf.

On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements, with Behringer Advisors, HPT Management Services, LLC (“HPT Management”), Behringer Harvard Holdings, LLC (“BHH”), and Behringer Harvard REIT I Services Holdings, LLC (“Services Holdings”), a subsidiary of BHH.  BHH, through one or more of its subsidiaries, owns and controls Behringer Advisors and HPT Management.  As a result of the agreements and amendments, we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors.  In particular, we have hired personnel previously employed by affiliates of Behringer Advisors.  Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza).  We continue to purchase on a transitional basis certain services, such as human resources, shareholder services and information technology, from Behringer Advisors.  HPT Management continues to manage our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however, our agreement was amended to, among other things, provide us with the ability in the future to obtain the right to hire their employees providing property management functions on our behalf subject to certain conditions.

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

Our common stock is not listed on a national securities exchange.  However, between 2013 and 2017, management anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets.  Our management continues to review various alternatives that may create future liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended September 30, 2012 and 2011 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2012 and December 31, 2011 and our results of operations and our cash flows for the periods ended September 30, 2012 and 2011.  These adjustments are of a normal recurring nature.

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

Real Estate

As of September 30, 2012 and December 31, 2011, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of September 30, 2012	Improvements	Intangibles	Leases	Leases
Cost	$2,953,655	$421,767	$28,595	$(125,520)
Less: accumulated depreciation and amortization	(631,024)	(219,126)	(17,689)	71,168
Net	$2,322,631	$202,641	$10,906	$(54,352)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2011	Improvements	Intangibles	Leases	Leases
Cost	$3,159,260	$468,960	$34,509	$(141,795)
Less: accumulated depreciation and amortization	(617,402)	(229,211)	(20,628)	73,017
Net	$2,541,858	$239,749	$13,881	$(68,778)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of October 2012 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

October - December 2012	$5,809
2013	$19,777
2014	$16,265
2015	$11,167
2016	$8,232

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

For the three months ended September 30, 2012 and 2011, we recorded non-cash impairment charges of approximately $8.3 million and $82.0 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  For the nine months ended September 30, 2012 and 2011, we recorded non-cash impairment charges of approximately $25.1 million and $89.0 million, respectively, related to the impairment of consolidated real estate assets, including discontinued

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

operations.  Primarily, changes in management’s estimate of the intended hold periods for certain of our properties resulted in an assessment of these properties for impairment for both the current year and the prior year periods.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Straight-line rental revenue receivable	$101,179	$94,541
Tenant receivables	11,808	11,933
Non-tenant receivables	542	938
Allowance for doubtful accounts	(2,900)	(1,459)
Total	$110,629	$105,953

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $16.7 million and $22.6 million at September 30, 2012 and December 31, 2011, respectively.  Accumulated amortization of deferred financing fees was approximately $18.4 million and $14.1 million as of September 30, 2012 and December 31, 2011, respectively.

Other Intangible Assets

Other intangible assets include our license to use the Behringer Harvard name and logo and a ground lease on one of our properties.  As of September 30, 2012 and December 31, 2011, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	September 30,	December 31,
Other Intangible Assets	2012	2011
Cost	$4,422	$2,977
Less: accumulated depreciation and amortization	(609)	(476)
Net	$3,813	$2,501

We amortize the value of other intangible assets to expense over their estimated remaining useful lives which range from an ending date of June 2015 to an ending date of January 2050.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

October - December 2012	$157
2013	$629
2014	$629
2015	$374
2016	$119

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

As of September 30, 2012 and December 31, 2011, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended September 30, 2012 and 2011 was approximately $2.6 million and $6.7 million, respectively, and includes amounts recognized in discontinued operations.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2012 and 2011 was approximately $13.7 million and $17.9 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2012 and 2011 was approximately $3.4 million and $2.9 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2012 and 2011 was approximately $9.4 million and $15.4 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.2 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, which includes amounts recognized in discontinued operations.  We recognized lease termination fees of approximately $1.2 million and $6.4 million for the nine months ended September 30, 2012 and 2011, respectively, which includes amounts recognized in discontinued operations.

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

As of September 30, 2012, we have deferred tax liabilities of approximately $2.3 million and deferred tax assets, net of related valuation allowances, of approximately $0.5 million related to various state taxing jurisdictions.  At December 31, 2011, we had deferred tax liabilities of approximately $2.6 million and deferred tax assets, net of related valuation allowances, of approximately $0.3 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. For the three months ended September 30, 2012 and 2011, we recognized a benefit from income taxes, including amounts recognized in discontinued operations, of approximately $0.5 million and $0.3 million, respectively, related to certain state and local income taxes.  For the

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

nine months ended September 30, 2012 we recognized a benefit from income taxes of less than $0.1 million, including amounts recognized in discontinued operations.  For the nine months ended September 30, 2011 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.2 million, related to certain state and local income taxes.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2012, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011 (in thousands).

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Items	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
as of September 30, 2012
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(1,604)	$—	$(1,604)	$—

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Total	Identical Items	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
as of December 31, 2011
Assets:
Derivative financial instruments	$31	$—	$31	$—
Liabilities:
Derivative financial instruments	$(621)	$—	$(621)	$—

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

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Items	Inputs	Inputs	Total
Description	of Assets	(Level 1)	(Level 2)	(Level 3)	Losses (1) (2)
as of September 30, 2012
Real estate	$40,154	$—	$—	$40,154	$(24,487)

as of December 31, 2011
Real estate	$178,500	$—	$31,900	$146,600	$(53,970)
Investments in unconsolidated entitites	$6,304	$—	$—	$6,304	$(276)

(1) Excludes approximately $0.6 million and $38.8 million in impairment losses of our discontinued operations as of September 30, 2012 and December 31, 2011, respectively.

(2) The December 31, 2011 amount includes approximately $2.1 million in impairment losses for properties that were disposed of and included in discontinued operations subsequent to December 31, 2011.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth quantitative information about the unobservable inputs of our Level 3 real estate, which is recorded at fair value as of September 30, 2012 (in thousands):

	Fair Value at	Valuation	Unobservable
	September 30, 2012	Technique	Input	Range
Real estate on which impairment losses were recognized	$40,154	Discounted Cash Flow	Discount rate	9.53% - 13.00%
			Terminal capitalization rate	8.28% - 10.00%
			Market rent growth rate	0% - 3.00%
			Expense growth rate	0% - 3.00%

Fair Value Disclosures

Financial Instruments not Reported at Fair Value

Financial instruments held at September 30, 2012 and December 31, 2011 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, distributions payable, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes Payable	$2,173,749	$2,157,714	$2,367,401	$2,269,235

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

On May 15, 2012, we sold our Southwest Center property, a building located in Tigard, Oregon, consisting of 89,000 square feet to an unaffiliated third party for a contract sales price of $10.6 million.  The sale generated proceeds of $10.3 million which were used to pay down debt associated with this property.

On June 28, 2012, we sold our 4440 El Camino Real property, a building located in Los Altos, California, consisting of 97,000 square feet to an unaffiliated third party for a contract sales price of $48.0 million.  The sale generated proceeds of $47.0 million which were used to pay down our credit facility.

On September 20, 2012, we sold our One City Centre property, a building located in Houston, Texas, consisting of 609,000 square feet to an unaffiliated third party for a contract sales price of $131.0 million.  The sale generated proceeds of $53.8 million, of which $50.7 million were used to pay down our credit facility.

6.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our undivided tenant-in-common (“TIC”) interests and noncontrolling interests in certain properties.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a summary of our investments in unconsolidated entities as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Property Name	Ownership Interest	Ownership Interest	September 30, 2012	December 31, 2011
Wanamaker Building	60.00%	60.00%	$48,985	$48,170
Alamo Plaza	40.66%	40.66%	13,831	13,992
St. Louis Place	0.00%	35.71%	—	6,304
200 South Wacker	9.86%	9.82%	3,103	2,814
Total			$65,919	$71,280

On February 10, 2012, pursuant to a foreclosure, we transferred our TIC interest in St. Louis Place to the lender associated with the property resulting in a gain on troubled debt restructuring of approximately $0.2 million and a gain on transfer of assets of approximately $0.4 million.  For the three months ended September 30, 2012 and 2011, we recorded approximately $0.4 million in equity in earnings of investments and $2.8 million in equity in losses of investments, respectively.   For the nine months ended September 30, 2012 and 2011, we recorded approximately $1.3 million in equity in earnings of investments and $2.2 million in equity in losses of investments, respectively.  For the nine months ended September 30, 2012 and 2011, we recorded approximately $2.8 million and $1.1 million of distributions from our investments in unconsolidated entities.  For the nine months ended September 30, 2012 and 2011, we made additional investments in unconsolidated entities of approximately $0.7 million and $4.1 million, respectively.  The equity in losses in 2011 were primarily due to a non-cash impairment charge recorded on our former TIC interest in the St. Louis Place property.  Our equity in earnings (losses) of investments for the three and nine months ended September 30, 2012 and 2011 from these investments represents our proportionate share of the combined earnings for the period of our ownership.  On October 16, 2012, we sold our interest in Alamo Plaza to an unaffiliated third party.  Our ownership interest in the total contract sales price was approximately $21.8 million and generated approximately $8.8 million in net cash proceeds to us.

7.             Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and preferred stock issued by IPC (US), Inc.  The following is a summary of our noncontrolling interests as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011

Noncontrolling interests in real estate properties	$4,958	$5,331
Limited partnership units	801	970
IPC (US), Inc. preferred shares	(5)	(2)
Total	$5,754	$6,299

8.             Real Estate Under Development

We capitalize interest, property taxes, insurance and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the three and nine month periods ended September 30, 2012 we capitalized a total of approximately $1.1 million for the development of Two BriarLake Plaza, including less than $0.1 million in interest.  We had no capitalized costs associated with real estate under development for the nine months ended September 30, 2011. Total real estate under development at September 30, 2012 was approximately $3.6 million, which includes previously purchased land of approximately $2.5 million.

9.             Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we have used interest rate caps and swaps as part of our interest rate risk management strategy.  Our interest rate caps and swaps involve the receipt of variable rate amounts from counterparties in

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

exchange for us making capped rate or fixed rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce to the extent possible the volatility of cash flows.

As of September 30, 2012, we have interest rate cap and swap agreements.  The following table summarizes the notional values of these derivative financial instruments (in thousands) as of September 30, 2012.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2012, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of September 30, 2012 and December 31, 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments:	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Interest rate caps	$—	$31	$—	$—
Interest rate swaps	—	—	(1,604)	(621)

Total derivatives	$—	$31	$(1,604)	$(621)

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate caps	$17	$(277)	$(3)	$(277)
Interest rate swap	(242)	—	(983)	—
Total	$(225)	$(277)	$(986)	$(277)

	Amount reclassified from OCI into income
	(effective portion)
	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest expense (1)	$228	$—	$645	$—
Total	$228	$—	$645	$—

(1)   Increases in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income.  Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

Approximately $1.2 million of the unrealized loss held in accumulated OCI at September 30, 2012 will be reclassified to earnings over the next twelve months.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.          Notes Payable

Our notes payable was approximately $2.2 billion in principal amount at September 30, 2012 as compared to approximately $2.4 billion at December 31, 2011.  As of September 30, 2012, all of our debt is fixed rate debt, with the exception of $368.3 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At September 30, 2012, the stated annual interest rates on our notes payable ranged from 3.23% to 9.80%, with an effective weighted average annual interest rate of approximately 5.53%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.77%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2012, we were in default on six non-recourse property loans with a combined outstanding balance of approximately $158.8 million secured by nine of our properties, including one property for which a receiver was appointed in August 2012 and a second property for which a receiver was appointed in October 2012.  We believe each of the loans noted above may be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At September 30, 2012, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  We believe an additional non-recourse loan, totaling approximately $82.6 million and secured by one of our properties, may have an imminent default or event of default and may need to be modified in the near future in order to justify further investment.  At September 30, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.

The following table summarizes our notes payable as of September 30, 2012, (in thousands):

Principal payments due in: (1) (2)
October - December 2012	$5,799
2013	227,670
2014	264,633
2015	503,839
2016	950,065
Thereafter	221,762
unamortized discount	(19)
Total	$2,173,749

(1)   Approximately $93.4 million of non-recourse loans secured by our 17655 Waterview, Ashford Perimeter and Riverview Tower properties are in default and have scheduled maturity dates after 2012, but as of September 30, 2012 we have received notification from these lenders demanding immediate payment.  The table above reflects the required principal payments of these loans using the original maturity dates.  If these loans were shown as payable in full on October 1, 2012, the principal payments in 2012 would increase by approximately $93.1 million, while principal payments in 2013, 2014, 2015 and 2016 would decrease by approximately $0.5 million, $0.5 million, $32.4 million and $59.7 million, respectively.

(2)   Subsequent to September 30, 2012, we received notification from the lender demanding immediate payment of approximately $49.0 million of non-recourse loans secured by our Epic Center, One Brittany, Two Brittany, Tice Building and One Edgewater Plaza properties.  The impact of accelerating the payment requirements of these loans is not reflected in the table above.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of September 30, 2012, the term loan was fully funded, and approximately $8.3 million was outstanding under the revolving line of credit.  As of September 30, 2012, we had approximately $125.9 million of available borrowings under our revolving line of credit of which approximately $22.7 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of September 30, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was 3.63%.

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

We had no gain on troubled debt restructuring for the three months ended September 30, 2012.  For the three months ended September 30, 2011, the gain on troubled debt restructuring was approximately $1.4 million and had no impact on gain or loss per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the nine months ended September 30, 2012 and 2011, the gain on troubled debt restructuring of approximately $3.6 million and $4.6 million, respectively, were approximately $0.01 and $0.02 per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

11.          Capitalization

As of September 30, 2012, we had 298,712,342 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 34,539,889 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 12,723,177 shares repurchased.  As of September 30, 2012, we had outstanding options to purchase 107,875 shares of our common stock at a weighted average exercise price of $7.34 per share.   At September 30, 2012, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006.  However, in connection with the August 31, 2012 self-management transaction, Behringer Advisors surrendered for cancellation the existing 1,000 shares of convertible stock owned by it in exchange for 10,000 shares of Series A participating,

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) issued by us to Services Holdings for an aggregate price of $1.00.  Each share of the Series A Convertible Preferred Stock will participate in dividends and other distributions on par with each share of our common stock.  In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period ending August 31, 2017.  The determination of the number of shares of our common stock into which the Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance date of the shares.  If the shares of Series A Convertible Preferred Stock are not otherwise converted into common stock prior to August 31, 2017, then they will be redeemed for $100,000 which represents $10.00 per share.  Since the number of shares of common stock that would be issued upon conversion of the Series A Convertible Preferred Stock cannot be determined prior to the conversion date and may exceed the currently available number of unissued shares of common stock, the settlement of these shares is considered to be outside the control of the Company. Therefore, as required by GAAP, the shares of Series A Convertible Preferred Stock are recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our condensed consolidated balance sheets.  Management determined the fair value of the shares to be approximately $2.7 million at September 30, 2012.  In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model.  Future changes in the estimated fair value of these convertible shares will be recorded as adjustments between stockholders’ equity and temporary equity on our condensed consolidated balance sheets.

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

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided that in no event may the funds used for redemption during any period exceed the proceeds from our distribution reinvestment plan (“DRP”) during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year hold period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through our DRP, (2) accept or reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program. For the nine months ended September 30, 2012 and 2011, we redeemed approximately 0.7 million and 0.7 million shares for approximately $3.1 million and $3.2 million, respectively.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan which allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Prior to an amendment to the 2005 Incentive Award Plan on August 31, 2012, each non-employee director was automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of September 30, 2012, we had outstanding options to purchase 107,875 shares of our common stock at a weighted average exercise price of $7.34 per share. These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

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

Pursuant to our DRP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record a liability for distributions when declared.  The stock issued through the DRP is recorded to equity when the shares are issued.  Distributions declared and payable as of both September 30, 2012 and December 31, 2011, were approximately $2.5 million, which included approximately $1.4 million of cash distributions payable and approximately $1.1 million of DRP distributions payable.

The following are the distributions declared for both our stock and noncontrolling interests during the nine months ended September 30, 2012 and 2011 (in thousands):

		Common Stockholders		Preferred	Noncontrolling
	Total	Cash	DRP	Stockholders	Interests
2012
1st Quarter	$7,450	$4,171	$3,268	$—	$11
2nd Quarter	7,830	4,177	3,275	—	378
3rd Quarter	7,476	4,204	3,261	—	11
	$22,756	$12,552	$9,804	$—	$400

2011
1st Quarter	$7,401	$4,069	$3,320	$—	$12
2nd Quarter	7,418	4,068	3,336	—	14
3rd Quarter	7,426	4,093	3,321	—	12
	$22,245	$12,230	$9,977	$—	$38

12.          Related Party Arrangements

On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements, with Behringer Advisors, HPT Management, BHH and Services Holdings. BHH, through one or more of its subsidiaries, owns and controls Behringer Advisors and HPT Management.  As a result of the agreements and amendments, we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors.  In particular, we have hired personnel previously employed by affiliates of Behringer Advisors.  We are responsible for paying all of the costs, including salaries and benefits, of any person we employ.  Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza).   We continue to purchase on a transitional basis certain services, such as human resources, shareholder services and information technology from Behringer Advisors.  HPT Management continues to manage our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however; our agreement was amended to include a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the amended management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf.  We may exercise this buyout option on or after June 30, 2015 and prior to February 14, 2017, by delivering to HPT Management a notice of our irrevocable intent to exercise this option.  Upon the closing of the buyout, we would be required to pay HPT Management an amount, in cash, equal to 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the amended management agreement for the trailing consecutive 12-month period, ending with the last full month prior to delivery of the buyout notice.

In connection with the August 31, 2012 self-management transaction, we issued 10,000 shares of Series A Convertible Preferred Stock to Services Holdings for an aggregate price of $1.00.  Each share of the Series A Convertible Preferred Stock will participate in dividends and other distributions on par with each share of our common stock.  In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period ending August 31, 2017.  The determination of the number of

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

shares of our common stock into which each of the Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance date of the shares.  If the shares of Series A Convertible Preferred Stock are not otherwise converted into common stock prior to August 31, 2017, then they will be redeemed for $100,000 which represents $10.00 per share.  The estimated fair value of the Series A Convertible Preferred Stock at September 30, 2012 was determined to be approximately $2.7 million.

Prior to August 31, 2012, depending on the nature of the asset, we paid Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable).  We incurred and expensed approximately $10.5 million and $15.1 million of asset management fees for the nine month periods ended September 30, 2012 and 2011, respectively, inclusive of amounts recorded within discontinued operations.  Effective as of August 31, 2012, we are no longer required to pay asset management fees to Behringer Advisors.  Asset management fees of approximately $5.7 million and $4.9 million were waived for the nine months ended September 30, 2012 and 2011, respectively.

On August 31, 2012 we paid Behringer Advisors $1.5 million in consideration for certain tangible assets located at our corporate offices and used in our business, such as IT equipment and office furniture, for the license under the license agreement regarding our use of the “Behringer Harvard” name and logo and for the other agreements, covenants and obligations of Services Holdings and its affiliates in connection with the transaction.

Prior to August 31, 2012, Behringer Advisors and certain of its affiliates earned fees and compensation in connection with the acquisition, debt financing, management and sale of our assets.  Specifically, Behringer Advisors, or its affiliates, received acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments, or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity.  Behringer Advisors or its affiliates also received up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment.  Behringer Advisors or its affiliates were also entitled to a debt financing fee equal to 1% of the amount of any debt made available to us.  The agreement to receive these fees after August 31, 2012, remains in full force and effect with respect only to the development of Two BriarLake Plaza until the earlier to occur of: (1) our ceasing development in a manner that is reasonably consistent with the approved development plan; and (2) Behringer Advisors having received the last payment from us in connection with that development.  We expect to pay approximately $2.2 million in acquisition and advisory fees and approximately $0.7 million in debt financing fees in connection with the development of Two BriarLake Plaza.

Behringer Advisors earned no acquisition and advisory fees, reimbursement of acquisition-related expenses or debt financing fees in the nine months ended September 30, 2012.  Behringer Advisors earned and we expensed approximately $0.1 million in acquisition and advisory fees or reimbursement of acquisition-related expenses in the nine months ended September 30, 2011.  Behringer Advisors earned approximately $2.7 million in debt financing fees for the nine months ended September 30, 2011.

Under the previous advisory agreement, Behringer Advisors required us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement was made for salaries and benefits to the extent Behringer Advisors received a separate fee for the services provided.  Effective August 31, 2012, we and Behringer Advisors amended and restated the advisory agreement as an Administrative Services Agreement (the “Services Agreement”). Under the Services Agreement, Behringer Advisors is no longer responsible for performing the day-to-day management services it had been required to perform under the advisory agreement, except as otherwise set forth in the agreement.  Pursuant to the Services Agreement, Behringer Advisors, directly or through its affiliates, continues to provide standard human resources services, shareholder services and information technology services, collectively referred to herein as the “Core Services,” to us through the term of the Services Agreement or the respective Core Services. In addition, we may request that Behringer Advisors, directly or through its affiliates, provide certain additional services, collectively referred to herein as the “Non-Core Services,” which include non-standard human resources services, shareholder services and information technology services, as well as real estate transactional support, information management, internal audit, risk management, marketing and cash management services.  Behringer Advisors has agreed to perform, or cause its affiliates to perform, these services in the manner and at the locations and level of service consistent with past practice and with the same standard of care as historically provided under the advisory agreement. We are required to pay Behringer Advisors for services performed on our behalf, based upon either

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

fixed or flat fee amounts or the hourly billing rate of the persons providing the services. These amounts and rates will increase by 1.5% on January 1, 2013 and by 3% on an annual basis thereafter throughout the term of the Services Agreement. In addition, we are required to reimburse Behringer Advisors for: (1) the costs of subcontractors retained on our behalf or for our benefit and paid by Behringer Advisors or its affiliates including, but not limited to, their products, services, materials and expenses; (2) the cost of materials, provided, that the aggregate amount of reimbursements from us and any other entities that receive similar services from Behringer Advisors or its affiliates may not exceed the aggregate cost of those materials; and (3) any out-of-pocket travel and other expenses, consistent with past practice under the advisory agreement.  For the nine months ended September 30, 2012 and 2011, we incurred and expensed approximately $3.2 million and $2.9 million, respectively, for reimbursement of costs and expenses to Behringer Advisors, inclusive of amounts incurred after August 31, 2012.

The Services Agreement terminates on February 14, 2017. However, specific categories of services may be terminated earlier.  In connection with any termination of the Services Agreement or a particular service, in addition to any reimbursable costs due, we are required to reimburse Behringer Advisors for “exit costs,” comprised of any cost, including early termination charges and transition fees, incurred by Behringer Advisors and its affiliates as a result of any cessation of the service or services, subject to certain limitations.  On October 1, 2012, we notified Behringer Advisors that we would be terminating the following Non-Core Services effective December 29, 2012: information management, risk management, marketing and cash management services.

HPT Management receives fees for management and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  The management fees are generally equal to approximately 3% of gross revenues of the respective property, and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for management of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred fees of approximately $10.4 million and $10.8 million in the nine months ended September 30, 2012 and 2011, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management.

HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management and maintenance of our properties.  For the nine months ended September 30, 2012 and 2011, we incurred and expensed approximately $17.7 million and $18.7 million, respectively, for reimbursement of these costs and expenses to HPT Management.

At both September 30, 2012 and December 31, 2011 we had payables to related parties of approximately $1.4 million, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

In December 2011, we leased approximately 14,000 square feet of office space in Bent Tree Green, a property owned by Behringer Harvard Bent Tree, LP, a wholly-owned subsidiary of Behringer Harvard Opportunity REIT I, Inc., an investment program that is sponsored by BHH.  Under the terms of the sixty-six month lease, we currently pay annual base rent of approximately $0.2 million.  In October 2012, Behringer Harvard Opportunity REIT I, Inc. sold Bent Tree Green to an unaffiliated third party.

13.          Commitments and Contingencies

As of September 30, 2012, we had commitments of approximately $59.9 million for future tenant improvements and leasing commissions.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our Chief Operating and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement commenced on September 1, 2012 and ends on December 31, 2015, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for acceleration of vesting of compensation received under the long-term incentive plan and lump sum payments upon termination of employment without cause.  In the event the Company terminated all of these agreements, approximately $4.8 million would be due in the form of lump sum payments.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition.

On September 17, 2012, a lawsuit, seeking class action status, was filed in the United States District Court for the Northern District of Texas (Dallas Division).  Neither we nor any of the other defendants believe the suit has merit and each intend to defend it vigorously.  The named plaintiff, Ms. Lillian Hohenstein, purports to file the suit individually and on behalf of all others similarly situated.  Ms. Hohenstein and the persons that she claims are similarly situated persons are referred to below as “Plaintiffs.”

Plaintiffs named us, BHH (our previous sponsor) as well as each of our directors: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”) and Scott W. Fordham, the Company’s Chief Operating and Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (individually an “Officer” and collectively the “Officers”), as defendants.

Plaintiffs allege that the Directors violated Sections 14(a) and (e) and Rules 14a-9 and 14e-2(b) of and under federal securities law in connection with: (1) the recommendations made to the shareholders in response to certain tender offers made by CMG Partners, LLC and its affiliates; and (2) the solicitation of proxies for our annual meeting of shareholders held on June 24, 2011.

Plaintiffs also allege that we, BHH, the Directors and Officers each individually breached various fiduciary duties purportedly owed to Plaintiffs.  Plaintiffs also allege that we, BHH, the Directors and Officers were unjustly enriched by the purported failures to provide complete and accurate disclosure regarding, among other things, the value of our common stock and the source of funds used to pay distributions.  Finally, Plaintiffs allege that we, BHH, the Directors and Officers were also negligent in permitting us to make what Plaintiffs allege were misleading disclosures.

Plaintiffs seek the following relief: (1) that the court declare the proxy to be materially false and misleading; (2) that the filings on Schedule 14D-9 were false and misleading; (3) that the authorization secured pursuant to the proxy be found null and void and that we be required to re-solicit a shareholder vote pursuant to court supervision and court approved proxy materials; (4) that the defendants have violated their fiduciary duties to the shareholders who purchased our shares from February 19, 2003 to the present; (5) that the defendants be required to account to Plaintiffs for damages suffered by Plaintiffs; and (6) that Plaintiffs be awarded costs of the action including reasonable allowance for attorneys and experts fees.

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Interest paid, net of amounts capitalized	$61,300	$108,537
Income taxes paid	$1,065	$2,026

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$18,055	$14,042
Transfer of real estate and lease intangibles through cancellation of debt	$24,571	$21,346
Transfer of investment through cancellation of debt	$4,259	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$9,820	$9,983
Mortgage notes assumed by the Company	$—	$2,092
Accrual for distributions declared	$2,493	$2,477
Mortgage notes assumed by purchaser	$73,119	$28,754
Cancellation of debt through transfer of real estate	$30,814	$22,260
Issuance of Series A Convertible Preferred Stock	$2,700	$—

15.          Discontinued Operations

During the nine months ended September 30, 2012, we transferred ownership of one property to the lender pursuant to a foreclosure and we sold three properties. During the year ended December 31, 2011, we sold six properties and transferred ownership of three properties to their respective lenders pursuant to deeds-in-lieu of foreclosures or foreclosures.

The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Rental revenue	$3,745	$9,587	$15,647	$31,277

Expenses
Property operating expenses	1,016	3,494	3,900	11,907
Interest expense	1,006	3,748	4,179	15,699
Real estate taxes	544	1,805	2,131	6,119
Asset impairment losses	—	40,721	599	41,192
Property and asset management fees	112	702	896	2,371
Depreciation and amortization	1,686	4,124	5,869	14,433
Total expenses	4,364	54,594	17,574	91,721

Benefit (provision) for income taxes	—	431	(5)	—
Gain on troubled debt restructuring	—	1,441	3,386	3,582
Interest and other income (expense)	7	(4)	228	(8)

Income (loss) from discontinued operations	$(612)	$(43,139)	$1,682	$(56,870)

Behringer Harvard REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.          Subsequent Events

On October 2, 2012, we entered into a construction loan agreement for borrowings of up to $66.0 million for the development of Two BriarLake Plaza in Houston, Texas.  Construction on Two BriarLake Plaza is expected to be completed in 2014 and will consist of a 12-story office building with approximately 318,000 square feet.

On October 16, 2012, we sold our interest in Alamo Plaza to an unaffiliated third party.  Our ownership interest in the total contract sales price was approximately $21.8 million and generated approximately $8.8 million in net cash proceeds to us.

*****

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, our intentions to sell certain properties, our need to modify certain property loans in order to justify further investment, the value of our assets, our actual and anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

•                                          the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their businesses;

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

•                                          our ability to retain our executive officers and other key personnel;

•                                          the increase in our direct overhead, as a result of becoming a self-managed company;

•                                          conflicts of interest and competing demands faced by certain of our directors;

•                                          limitations on our ability to terminate our property management agreement and certain services under our administrative services agreement;

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

Overview

On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements, with Behringer Advisors, LLC (“Behringer Advisors”), HPT Management Services, LLC (“HPT Management”), Behringer Harvard Holdings, LLC (“BHH”), and Behringer Harvard REIT I Services Holdings, LLC (“Services Holdings”), a subsidiary of BHH.  BHH, through one or more of its subsidiaries, owns and controls Behringer Advisors and HPT Management.  As a result of the agreements and amendments, we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors.  In particular, we have hired personnel previously employed by affiliates of Behringer Advisors.  Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except as it related to the development and construction financing of Two BriarLake Plaza).  We continue to purchase on a transitional basis certain services, such as human resources, shareholder services and information technology, from Behringer Advisors.  HPT Management continues to manage our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however, our agreement was amended to, among other things, provide us with the ability in the future to obtain the right to hire their employees providing property management functions on our behalf subject to certain conditions.  We anticipate that the agreements and amendments will result in substantial cost savings, net of the increase in direct employee costs, primarily from the fact that we will no longer be required to pay asset management fees to Behringer Advisors.

At September 30, 2012 we owned interests in 52 operating properties with approximately 20.6 million rentable square feet.  At September 30, 2011, we owned interests in 58 operating properties with approximately 22.4 million rentable square feet.

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

Cash Conservation.  At September 30, 2012, we had cash and cash equivalents of approximately $4.0 million and restricted cash of approximately $85.1 million.  Restricted cash includes restricted money market accounts, as required by our lenders, which may be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance.  As of September 30, 2012, we had approximately $125.9 million of available borrowings under our revolving line of credit of which approximately $22.7 million may only be used for leasing and capital expenditures at the Collateral Properties, as defined in our credit facility agreement.  Given the approximate $59.9 million of commitments we have for future tenant improvements and leasing commissions as of September 30, 2012, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases that we may realize from strategic asset sales and draws under our credit facility. Over the last few years, in order to conserve cash, we have reduced distributions and limited share redemptions in comparison to amounts paid in 2008.  We have also re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital.

Refinance and Restructure Debt.  Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred.  Excluding debt that has an accelerated maturity because it is in default, we have no scheduled debt maturities in the fourth quarter of 2012 and limited amounts of debt maturing in 2013 and 2014.  However, the reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our initial long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions.  In those cases where we believe the value of a property is not likely to recover, our board of directors has decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements.  See “Liquidity and Capital Resources — Notes Payable” for a more detailed discussion.  We are in active negotiations with certain lenders to restructure debt.  We believe that some of these loans will be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, other loans will be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying the properties to the lender.

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

Leasing.  Leasing continues to be a key area of focus for us.  We continue to experience an increased level of concessions required to acquire a new tenant, including a combination of free rent, tenant improvement allowances, lower rental rates, or other financial incentives.  Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.  If these trends continue, we expect the decline in our property net operating income to continue.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 52 properties owned at September 30, 2012 are comprised of approximately 20.6 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 19.2 million rentable square feet.

During the three months ended September 30, 2012, expiring leases comprised approximately 1.0 million square feet.  We executed renewals, expansions and new leases totaling approximately 0.7 million square feet at weighted average net rental rates that were approximately $0.81 per square foot per year, or 5%, higher than expiring rents.  During the three months ended September 30, 2011, expiring leases comprised approximately 0.9 million square feet, and we executed renewals, expansions and new leases totaling approximately 1.2 million square feet at weighted average net rental rates that were approximately $2.33 per square foot per year, or 13%, lower than expiring rents.

During the three months ended September 30, 2012, renewals were approximately 400,000 square feet with weighted average leasing costs of approximately $22.31 per square foot and a weighted average lease term of approximately 5.0 years.  Expansions were approximately 89,000 square feet with weighted average leasing costs of approximately $37.26 per square foot and a weighted average lease term of approximately 7.5 years.  New leases totaled approximately 231,000 square feet with weighted average leasing costs of approximately $23.43 per square foot and a weighted average lease term of approximately 4.5 years.  During the three months ended September 30, 2012, our lease renewals represented 46% of expiring leases and 41% of expiring square feet.

During the nine months ended September 30, 2012, expiring leases comprised approximately 2.2 million square feet.  We executed renewals, expansions and new leases totaling approximately 2.3 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.49 per square foot per year, or 3%.  During the nine months ended September 30, 2011, expiring leases comprised approximately 2.9 million square feet, and we executed renewals, expansions and new leases totaling approximately 3.0 million square feet at weighted average net rental rates that were approximately $1.47 per square foot per year, or 9%, lower than expiring rents.

The weighted average leasing costs for renewals, expansions and new leases executed in the nine months ended September 30, 2012 was approximately $31.15 per square foot as compared to approximately $27.48 per square foot for the nine months ended September 30, 2011.  The weighted average lease term for renewals, expansions and new leases executed in the nine months ended September 30, 2012 was approximately 6.6 years as compared to approximately 7.0 years for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, renewals were approximately 1.1 million square feet with weighted average leasing costs of approximately $19.72 per square foot and a weighted average lease term of approximately 5.1 years.  Expansions were approximately 457,000 square feet with weighted average leasing costs of approximately $44.85 per square foot and a weighted average lease term of approximately 8.4 years.  New leases totaled approximately 721,000 square feet with weighted average leasing costs of approximately $40.03 per square foot and a weighted average lease term of approximately 7.7 years.  During the nine months ended September 30, 2012, our lease renewals represented 53% of expiring leases and 50% of expiring square feet.

Our portfolio occupancy was 85% at September 30, 2012 as compared to 86% at June 30, 2012.  We have approximately 1.6 million square feet of scheduled lease expirations in the next twelve months.  We will continue to focus on leasing with the objective of increasing occupancy as we overcome 2012 and 2013 lease expirations.  If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

Property and Company Level Capital Sources.  We believe that the optimal value for most of our properties will be achieved by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital.  For example, in June 2011, we completed a joint venture arrangement with a third party for our previously wholly-owned 200 South Wacker property that provided the necessary capital to refinance the property while retaining a 9.82% ownership interest, and in October 2011 we obtained a $340.0 million credit facility.

Other Strategic Opportunities.  Although our primary purpose for conserving cash, strategically selling certain assets and identifying other property and company level capital sources is to have the necessary capital resources available for leasing space in our portfolio, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive.  For example, in July 2012 we commenced development of Two BriarLake Plaza, a 318,000 square foot Class A commercial office building in the Westchase district of Houston, Texas because we believe it will be accretive to the value of the Company.

If market conditions improve or stabilize, and we are successful with our efforts under our strategic plan, we believe we can achieve the following three important objectives for our stockholders:  (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders.  Our management continues to review various alternatives that may create future liquidity for our stockholders.  In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

Results of Operations

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Rental Revenue.  Rental revenue for the three months ended September 30, 2012 was approximately $111.2 million as compared to approximately $109.0 million for the three months ended September 30, 2011 and was generated by our consolidated real estate properties.  The $2.2 million increase was primarily attributable an increase in revenue from our property leases.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2012 were approximately $34.1 million as compared to approximately $33.7 million for the three months ended September 30, 2011 and were comprised of property operating expenses from our consolidated real estate properties.

Interest Expense.  Interest expense for each of the three month periods ended September 30, 2012 and 2011 were approximately $34.0 million and were comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, credit facility and interest rate cap and swap agreements.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2012 were approximately $16.3 million as compared to approximately $16.0 million for the three months ended September 30, 2011 and were comprised of real estate taxes from our consolidated real estate properties.

Property Management Fees. Property management fees were approximately $3.1 million and $3.3 million for each of three months ended September 30, 2012 and 2011 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.

Asset Management Fees. Asset management fees for the three months ended September 30, 2012 were approximately $0.4 million as compared to approximately $4.5 million for the three months ended September 30, 2011 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  Behringer Advisors waived approximately $3.5 million in asset management fees in the three months ended September 30, 2012 as compared to approximately $1.4 million waived in the three months ended September 30, 2011.  The $4.1 million decrease in asset management fees was primarily attributable to an approximate $2.1 million increase in the fee waiver received from Behringer Advisors and, an approximately $2.0 million decrease in asset management fees incurred as a result of becoming self-managed and no longer paying asset management fees to Behringer Advisors, effective as of August 31, 2012.

Asset Impairment Losses.  Asset impairment losses were approximately $8.3 million for the three months ended September 30, 2012 as compared to approximately $41.3 million in losses for the three months ended September 30, 2011.  The impairment losses in each period primarily related to changes in expected holding periods of certain of our real estate properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2012 were approximately $5.4 million as compared to approximately $2.5 million for the three months ended September 30, 2011 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and prior to August 31, 2012, reimbursement of certain expenses of Behringer Advisors before we became self-managed.  After August 31, 2012, we incurred new expenses that had previously been paid by Behringer Advisors, such as payroll costs.  The $2.9 million increase in general and administrative expenses for the three months ended September 30, 2012 is primarily due to approximately $1.5 million of added payroll costs and $1.2 million in costs associated with evaluating and negotiating the transactions with Behringer Advisors and HPT Management that became effective August 31, 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2012 was approximately $46.7 million as compared to approximately $48.3 million for the three months ended September 30, 2011 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $1.6 million decrease is primarily related to overall lower depreciation and amortization expense, primarily due to higher lease intangible amortization in 2011 due to early lease terminations and lower asset values due to impairment.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the three months ended September 30, 2012 was earnings of approximately $0.4 million as compared to a loss of approximately $2.8 million for three months ended September 30, 2011 and was comprised of our share of equity in the earnings (losses) of unconsolidated investments.  The $3.2 million change is primarily related to an impairment loss recorded at St. Louis Place, our TIC investment property, in the three months ended September 30, 2011.

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Rental Revenue.  Rental revenue for the nine months ended September 30, 2012 was approximately $328.5 million as compared to approximately $343.9 million for the nine months ended September 30, 2011 and was generated by our consolidated real estate properties.  The $15.4 million decrease was primarily attributable to a decrease of approximately $6.8 million related to the 2011 deconsolidation of 200 South Wacker, a decrease in net above- and below-market lease adjustments of approximately $5.8 million, primarily related to 2011 early lease terminations, and a decrease of approximately $5.2 million in lease termination fees.  The decreases were partially offset by an increase in revenue of approximately $2.4 million, primarily from revenue from our property leases.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2012 were approximately $100.0 million as compared to approximately $100.9 million for the nine months ended September 30, 2011 and were comprised of property operating expenses from our consolidated real estate properties. The $0.9 million decrease was primarily attributable to a decrease of approximately $2.6 million related to the 2011 deconsolidation of 200 South Wacker and approximately $2.2 million of decreased utility costs, partially offset by approximately $2.8 million of increased bad debt expense and $1.0 million of increased payroll costs.

Interest Expense.  Interest expense for the nine months ended September 30, 2012 was approximately $100.1 million as compared to approximately $102.8 million for the nine months ended September 30, 2011 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, credit facility and interest rate cap and swap agreements.  The $2.7 million decrease from prior year was primarily due a decrease of approximately $3.5 million due to the deconsolidation of 200 South Wacker, and a decrease in interest expense of approximately $1.1 million, primarily due to lower borrowings, partially offset by an increase of approximately $1.9 million due to higher 2012 amortization of deferred financing fees due to new borrowings entered into during the second half of 2011.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2012 were approximately $48.7 million as compared to approximately $46.4 million for the nine months ended September 30, 2011 and were comprised of real estate taxes from our consolidated real estate properties.  The $2.3 million increase primarily resulted from $1.0 million in lower property tax refunds received in 2012 as compared to 2011 and a $1.7 million increase in expense, primarily due to higher property tax rates and value assessments at certain properties, partially offset by a decrease of approximately $0.4 million related to the deconsolidation of 200 South Wacker.

Property Management Fees. Property management fees for the nine months ended September 30, 2012 were approximately $9.6 million as compared to approximately $10.0 million for the nine months ended September 30, 2011 and were comprised of property management fees related to both our consolidated and unconsolidated real estate properties.  The $0.4 million decrease is primarily due to lower property revenue.

Asset Management Fees. Asset management fees for the nine months ended September 30, 2012 were approximately $10.0 million as compared to approximately $13.5 million for the nine months ended September 30, 2011 and were comprised of asset management fees associated with both our consolidated and unconsolidated real estate assets.  Behringer Advisors waived approximately $5.7 million in asset management fees in the nine months ended September 30, 2012 as compared to approximately $4.9 million waived in the nine months ended September 30, 2011.  The $3.5 million decrease in asset management fees was primarily attributable to becoming self-managed and no longer paying asset management fees to Behringer Advisors, effective as of August 31, 2012, which resulted in approximately $2.0 million less asset management fees incurred and an approximate $0.8 million increase in the fee waiver received from Behringer Advisors.

Asset Impairment Losses.  Asset impairment losses were approximately $24.5 million for the nine months ended September 30, 2012 as compared to approximately $47.8 million in losses for the nine months ended September 30, 2011.  The impairment losses in each period primarily related to changes in expected holding periods of certain of our real estate properties.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2012 were approximately $11.0 million as compared to approximately $8.0 million for the nine months ended September 30, 2011 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and prior to August 31, 2012, reimbursement of certain expenses of Behringer Advisors before we became self-managed.  After August 31, 2012, we incurred new expenses that had previously been paid by Behringer Advisors, such as payroll costs.  The $3.0 million increase in general and administrative expenses for the nine months ended September 30, 2012 is primarily due to approximately $1.5 million of added payroll costs and $2.1 million in costs associated with evaluating and negotiating the transactions with Behringer Advisors and HPT Management that became effective August 31, 2012, partially offset by a decrease of approximately $0.4 million in business and franchise taxes.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2012 was approximately $142.0 million as compared to approximately $154.1 million for the nine months ended September 30, 2011 and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $12.1 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $9.3 million, primarily due to higher lease intangible amortization in 2011 due to early lease terminations and lower asset values due to impairment, and an approximate $2.8 million decrease due to the 2011 deconsolidation of 200 South Wacker.

Interest and Other Income. Interest and other income for the nine months ended September 30, 2012 was approximately $0.6 million as compared to approximately $3.3 million for the nine months ended September 30, 2011, a decrease of approximately $2.7 million.  The nine months ended September 30, 2011 amount includes approximately $2.3 million in proceeds from a litigation settlement related to one of our properties and approximately $0.6 million in fees received in connection with the sale of 200 South Wacker.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the nine months ended September 30, 2012 was approximately $0.2 million as compared to approximately $1.0 million for the nine months ended September 30, 2011.  The 2012 gain relates to the foreclosure on our TIC interest investment in the St. Louis Place property. The 2011 gain is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010.  The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the nine months ended September 30, 2012 was earnings of approximately $1.3 million as compared to a loss of approximately $2.2 million for the nine months ended September 30, 2011 and was comprised of our share of equity in the earnings (losses) of unconsolidated investments.  The $3.5 million change is primarily related to an impairment loss recorded at St. Louis Place, our TIC investment property, in the nine months ended September 30, 2011.

Cash Flow Analysis

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

Cash flows provided by operating activities were approximately $23.3 million for the nine months ended September 30, 2012 as compared to approximately $6.2 million for the nine months ended September 30, 2011.  The $17.1 million increase in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $4.7 million less net cash outflows from working capital assets and liabilities in 2012 compared to 2011; (2) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2012 compared to September 30, 2011, which resulted in approximately $1.8 million more earnings from the results of our consolidated real estate property operations, net of interest expense, asset management fees and general and administrative expenses;  and (3) decreases in lease commissions and other lease intangibles of approximately $10.6 million.

Cash flows provided by investing activities for the nine months ended September 30, 2012 were approximately $76.3 million and were primarily comprised of proceeds from the sale of discontinued operations of approximately $111.1 million, a change in restricted cash of approximately $15.5 million and return of investments of approximately $2.3 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $51.9 million.  During the nine months ended September 30, 2011, cash flows provided by investing activities were approximately $149.9 million and were primarily comprised of proceeds from the sale of properties of approximately $184.3 million and proceeds from notes receivable of approximately $10.4 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $42.9 million and purchases of real estate and investments in unconsolidated entities of approximately $5.1 million.

Cash flows used in financing activities for the nine months ended September 30, 2012 were approximately $107.6 million and were comprised primarily of payments on notes payable, net of proceeds from notes payable, of approximately $91.5 million, distributions to our common stockholders of approximately $12.5 million and redemptions of common stock of approximately $3.1 million.  During the nine months ended September 30, 2011, cash flows used in financing activities were approximately $260.1 million and were comprised primarily of payments on notes payable, net of proceeds from notes payable of approximately $238.4 million, distributions to our common stockholders of approximately $12.2 million, payment of deferred financing costs of approximately $6.2 million and redemptions of common stock of approximately $3.2 million.

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

The IPA definition of MFFO excludes from FFO the following items:

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

•                  Adjustments for amortization of above- or below-market intangible lease assets.  Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of our real estate assets and aligns results with management’s analysis of operating performance.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.  Beginning in 2011, our presentation of FFO attributable to common stockholders was modified to exclude impairment of depreciable real estate assets consistent with “Updated Guidance on Reporting FFO: Write-Downs for Impairment” as published by NAREIT on October 31, 2011, with further guidance published on November 4, 2011 and January 6, 2012, and our definition of MFFO was modified to be consistent with the definition established by the IPA.  Prior to these modifications, our primary adjustments to FFO attributable to common stockholders included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.   All periods presented have been modified to reflect these changes.

The table below is presented in thousands, except per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(31,296)	$(105,136)	$(93,274)	$(177,196)
Net loss attributable to noncontrolling interests	69	151	144	395

Adjustments (1):
Real estate depreciation and amortization from consolidated properties	48,338	52,461	147,814	168,515
Real estate depreciation and amortization from unconsolidated properties	1,784	2,080	5,515	5,532
Impairment of depreciable real estate assets	8,301	84,974	25,086	91,972
Gain on sale or transfer of depreciable real estate	(5,041)	(15,347)	(20,230)	(17,371)
Noncontrolling interests share of above adjustments	(275)	(363)	(794)	(973)
FFO attributable to common stockholders	$21,880	$18,820	$64,261	$70,874

Acquisition expenses	—	63	—	238
Straight-line rent adjustment	(2,939)	(6,873)	(14,503)	(18,354)
Amortization of above- and below-market rents, net	(3,556)	(3,051)	(10,009)	(15,921)
Gain on early extinguishment of debt and troubled debt restructuring	—	(1,441)	(3,587)	(4,590)
Noncontrolling interests share of above adjustments	9	17	40	57
MFFO attributable to common stockholders	$15,394	$7,535	$36,202	$32,304

Weighted average common shares outstanding - basic	298,618	296,579	298,127	296,108
Weighted average common shares outstanding - diluted (2)	298,646	296,593	298,156	296,122

Net loss per common share - basic and diluted (2)	$(0.10)	$(0.35)	$(0.31)	$(0.60)
FFO per common share - basic and diluted	$0.07	$0.06	$0.22	$0.24
MFFO per common share - basic and diluted	$0.05	$0.03	$0.12	$0.11

(1)         Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)         There are no dilutive securities for purposes of calculating the net loss per common share.

FFO attributable to common stockholders for the three months ended September 30, 2012 was approximately $21.9 million as compared to approximately $18.8 million for the three months ended September 30, 2011, an increase of approximately $3.1 million.  This increase is primarily related to lower asset management fees of $4.5 million, partially offset by higher general and administrative expense of $2.9 million in third quarter 2012 as compared to third quarter 2011, each as a result of the self-management transaction, and $2.7 million in lower interest expense in third quarter 2012 as compared to third quarter 2011, partially offset by a gain on troubled debt restructuring of $1.4 million that we had in third quarter of 2011.  We had no gain on troubled debt restructuring in the third quarter of 2012.

MFFO attributable to common stockholders for the three months ended September 30, 2012 was approximately $15.4 million as compared to approximately $7.5 million for the three months ended September 30, 2011, an increase of approximately $7.9 million. This increase is primarily related to lower asset management fees of $4.5 million, partially offset by higher general and administrative expense of $2.9 million in third quarter 2012 as compared to third quarter 2011, each as a result of the self-management transaction, higher property net operating income (excluding the impact of non-cash adjustments, such as straight-line rent and amortization of above- and below-market lease intangibles) of $3.4 million in the third quarter 2012 as compared to third quarter 2011, and lower interest expense of $2.7 million in third quarter 2012 as compared to third quarter 2011.

FFO attributable to common stockholders for the nine months ended September 30, 2012 was approximately $64.3 million as compared to approximately $70.9 million for the nine months ended September 30, 2011, a decrease of approximately $6.6 million.  This decrease is primarily related to approximately $19.6 million of lower property operating income primarily due to lower rental rates, increased general and administrative expense of approximately $3.0 million, primarily as a result of the self-management transaction, and lower interest and other income of approximately $2.4 million.  These decreases were partially offset by approximately $14.3 million in lower interest incurred as a result of reductions in the principal balance on debt and lower interest rates obtained in debt refinancings and approximately $4.6 million of lower asset management fees as a result of the self-management transaction.

MFFO attributable to common stockholders for the nine months ended September 30, 2012 was approximately $36.2 million as compared to approximately $32.3 million for the nine months ended September 30, 2011, an increase of approximately $3.9 million.  This increase was primarily related to $14.3 million in lower interest incurred as a result of reductions in the principal balance on debt and lower interest rates obtained in debt refinancings and approximately $4.6 million related to lower asset management fees as a result of the self-management transaction.  These increases were partially offset by approximately $9.9 million of lower property operating income primarily due to lower rental rates, increased general and administrative expense of approximately $3.0 million, primarily as a result of the self-management transaction and lower interest and other income of approximately $2.4 million.

Liquidity and Capital Resources

General

Our business requires continued access to adequate capital to fund our liquidity needs.  Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements, refinancing or restructuring our outstanding indebtedness and payment of distributions.  Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs.  Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our credit facility will be challenging and is planning accordingly.  We anticipate that becoming self-managed, effective August 31, 2012, will result in substantial cost savings. In particular, we anticipate annual savings in the range of approximately $10.0 million to $12.0 million beginning in 2013.  The anticipated cost savings result primarily from the fact that we will no longer be required to pay asset management fees to Behringer Advisors.

Current Liquidity

As of September 30, 2012, we had cash and cash equivalents of approximately $4.0 million and restricted cash of approximately $85.1 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our short-term liquidity requirements to be approximately $463.6 million from October 2012 through September 2013.  At current operating levels, we anticipate that revenue from our properties over the same period will generate approximately $395.5 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties.  We will also need to generate additional funds for long-term liquidity requirements.

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

One of our liquidity strategies is to dispose of certain properties, which we expect will help us (1) generate cash through the disposition of identified properties in non-core markets or non-strategic properties that we believe have equity value above the mortgage debt and (2) preserve cash through the disposition of properties with negative cash flow or other potential near-term cash outlay requirements.  In the first nine months of 2012, we sold three properties resulting in gross proceeds of approximately $111.1 million, net of any loan assumptions.  In addition, in the first nine months of 2012 we have disposed of two troubled properties consisting of our Minnesota Center property and our St. Louis Place TIC investment property pursuant to foreclosures.  Subsequent to September 30, 2012, we sold our TIC interest in our Alamo Plaza building resulting in net cash proceeds of approximately $8.8 million.  There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.

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

Notes Payable

Our notes payable was approximately $2.2 billion in principal amount at September 30, 2012 as compared to approximately $2.4 billion at December 31, 2011.  As of September 30, 2012, all of our debt is fixed rate debt, with the exception of $368.3 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At September 30, 2012, the stated annual interest rates on our notes payable ranged from 3.23% to 9.80%, with an effective weighted average annual interest rate of approximately 5.53%.  For each of our loans that are in default, as detailed below, we incur default interest rates which are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.77%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2012, we were in default on six non-recourse property loans with a combined outstanding balance of approximately $158.8 million secured by nine of our properties, including one property for which a receiver was appointed in August 2012 and a second property for which a receiver was appointed in October 2012.  We believe each of the loans noted above may be resolved through a discounted purchase or payoff of the debt or a write-down or subordination of a portion of the debt by the lender and, in certain situations, may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At September 30, 2012, other than the defaults discussed above, we believe we were in compliance with each of the debt covenants under each of our other loan agreements.  We believe an additional non-recourse loan, totaling approximately $82.6 million and secured by one of our properties, may have an imminent default or event of default and may need to be modified in the near future in order to justify further investment.  At September 30, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.  Approximately $93.4 million of non-recourse loans secured by our 17655 Waterview, Ashford Perimeter and Riverview Tower properties are in default and have scheduled maturity dates after 2012, but as of September 30, 2012 we received notification from these lenders demanding immediate payment.  Subsequent to September 30, 2012, we received notification from the lender demanding immediate payment of approximately $49.0 million of non-recourse loans secured by our Epic Center, One Brittany, Two Brittany, Tice Building and One Edgewater Plaza properties.  Excluding debt that has an accelerated maturity because it is in default, we have no debt scheduled to mature in the fourth quarter of 2012.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of September 30, 2012, the term loan was fully funded, and approximately $8.3 million was outstanding under the revolving line of credit.  As of September 30, 2012, we had approximately $125.9 million of available borrowings under our revolving line of credit of which approximately $22.7 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of September 30, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was 3.63%.

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

We had no gain on troubled debt restructuring for the three months ended September 30, 2012.  For the three months ended September 30, 2011, the gain on troubled debt restructuring was approximately $1.4 million and had no impact on gain or loss per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the nine months ended September 30, 2012 and 2011, the gain on troubled debt restructuring of approximately $3.6 million and $4.6 million, respectively, were approximately $0.01 and $0.02 per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended September 30, 2012, we redeemed 218,777 shares, which represents a pro rata portion of the 1,037 exceptional redemption requests received as of the August 31, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,633,939 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 2,415,162 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period, any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.   If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the nine months ended September 30, 2012 were approximately $3.1 million and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand and general financial and market conditions.  The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status.  Effective since May 2010 the declared distribution rate has been equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.2% based on the December 2011 estimated valuation of $4.64 per share.  In connection with the August 31, 2012 self-management transaction, we issued 10,000 shares of Series A Convertible Preferred Stock that participate in distributions on par with each share of our common stock.

The total distributions paid to common stockholders for each of the nine month periods ended September 30, 2012 and 2011 were approximately $22.3 million and $22.2 million.  Of the distributions paid to common stockholders for each of the nine month periods ended September 30, 2012 and 2011, approximately $9.8 million and $10.0 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan (“DRP”).  We thus used net cash of approximately $12.5 million and $12.2 million to fund the distributions for each of these periods.  For the nine months ended September 30, 2012 and 2011, cash provided by operating activities was approximately $23.3 million and $6.2 million, respectively.  For the nine months ended September 30, 2012, cash flows from operating activities exceeded net cash distributions paid to common stockholders by approximately $10.8 million.  For the nine months ended September 30, 2011, net cash distributions paid to common stockholders exceeded cash flows from operating activities by approximately $6.0 million.

The following are the distributions paid and declared to our common stockholders, and the net loss, FFO, and MFFO attributable to common stockholders during the nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share amounts):

				Distributions	Total
				Declared	Distributions	Net Loss	FFO	MFFO
				to Common	Declared to	attributable to	attributable to	attributable to
	Distributions Paid to Common Stockholders			Stockholders	Common	Common	Common	Common
	Cash	DRP	Total	Per Share (1)	Stockholders	Stockholders	Stockholders (2)	Stockholders (2)
2012
1st Quarter	$4,158	$3,278	$7,436	$0.025	$7,439	$(27,799)	$22,244	$7,520
2nd Quarter	4,172	3,275	7,447	0.025	7,452	(34,104)	20,137	13,288
3rd Quarter	4,192	3,267	7,459	0.025	7,465	(31,227)	21,880	15,394
	$12,522	$9,820	$22,342	$0.075	$22,356	$(93,130)	$64,261	$36,202

2011
1st Quarter	$4,063	$3,323	$7,386	$0.025	$7,389	$(30,311)	$31,315	$11,373
2nd Quarter	4,066	3,333	7,399	0.025	7,404	(41,505)	20,739	13,396
3rd Quarter	$4,083	$3,327	$7,410	0.025	$7,414	$(104,985)	$18,820	$7,535
	$12,212	$9,983	$22,195	$0.075	$22,207	$(176,801)	$70,874	$32,304

(1)               Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate of $0.0083 per share.

(2)               Reconciliations of FFO and MFFO attributable to common stockholders to net loss are provided on page 35.  FFO or MFFO attributable to common stockholders should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

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

As of September 30, 2012, all of our approximate $2.2 billion debt is fixed rate debt, with the exception of approximately $368.3 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.   A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $1.0 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.1 million.

A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $0.8 million.  A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $3.1 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition.

On September 17, 2012, a lawsuit, seeking class action status, was filed in the United States District Court for the Northern District of Texas (Dallas Division).  Neither we nor any of the other defendants believe the suit has merit and each intend to defend it vigorously.  The named plaintiff, Ms. Lillian Hohenstein, purports to file the suit individually and on behalf of all others similarly situated.  Ms. Hohenstein and the persons that she claims are similarly situated persons are referred to below as “Plaintiffs.”

Plaintiffs named us, BHH, our previous sponsor, as well as each of our directors: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”) and Scott W. Fordham, the Company’s Chief Operating and Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (individually an “Officer” and collectively the “Officers”), as defendants.

Plaintiffs allege that the Directors violated Sections 14(a) and (e) and Rules 14a-9 and 14e-2(b) of and under federal securities law in connection with: (1) the recommendations made to the shareholders in response to certain tender offers made by CMG Partners, LLC and its affiliates; and (2) the solicitation of proxies for our annual meeting of shareholders held on June 24, 2011.

Plaintiffs also allege that we, BHH, the Directors and Officers each individually breached various fiduciary duties purportedly owed to Plaintiffs.  Plaintiffs also allege that we, BHH, the Directors and Officers were unjustly enriched by the purported failures to provide complete and accurate disclosure regarding, among other things, the value of our common stock and the source of funds used to pay distributions.  Finally, Plaintiffs allege that we, BHH, the Directors and Officers were also negligent in permitting us to make what Plaintiffs allege were misleading disclosures.

Plaintiffs seek the following relief: (1) that the court declare the proxy to be materially false and misleading; (2) that the filings on Schedule 14D-9 were false and misleading; (3) that the authorization secured pursuant to the proxy be found null and void and that we be required to re-solicit a shareholder vote pursuant to court supervision and court approved proxy materials; (4) that the defendants have violated their fiduciary duties to the shareholders who purchased our shares from February 19, 2003 to the present; (5) that the defendants be required to account to Plaintiffs for damages suffered by Plaintiffs; and (6) that Plaintiffs be awarded costs of the action including reasonable allowance for attorneys and experts fees.

Item 1A.                                                Risk Factors.

The risk factors set forth below supplement or revise the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.   As disclosed in our Current Report on Form 8-K, as filed with the SEC on September 6, 2012, we are now self-managed and as a result perform certain functions previously provided to us by Behringer Advisors and therefore some of the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 no longer exist in whole or in part. Thus, we: (i) delete the following existing risk factors:  “We may not be able to conclude an agreement to revise our existing agreements with Behringer Advisors and HPT Management,”  “If we internalize our management functions, your interest in us could be diluted and we may be unable to retain key personnel,” “If we pursue the acquisition of our advisor and property manager, there is no assurance that we will reach an agreement with these parties as to the terms of the transaction,” “If we seek to internalize our management functions other than by acquiring our advisor and property manager, we could incur greater costs and lose key personnel”; (ii) delete all of the risk factors set forth under the caption “Risks Related to Conflicts of Interest” and replace them with other risks now applicable; and (iii) revise certain risk factors by replacing them in their entirety to remove the risks related to our external management and highlight other risks now applicable following our transition to self-management.

If we lose or are unable to obtain key personnel, our ability to implement our business strategies could be delayed or hindered.

Our ability to achieve our objectives depends, to a significant degree, upon the continued contributions of our executive officers and our other key personnel. Any employment agreements that we have with our executive officers are terminable upon notice, and we cannot guarantee that we will retain our executive officers. We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel.  Competition for persons with managerial and operational skills is intense, and we cannot assure you that we will be successful in retaining or attracting skilled personnel.  If we lose or are unable to obtain the services of our executive officers and other key personnel, or do not establish or maintain the necessary strategic relationships, our ability to implement our business strategy could be delayed or hindered, and our operations and financial results could suffer.  Additionally, under the consulting agreement entered into with Mr. Aisner at the time we became self-managed, Mr. Aisner is only required to devote approximately 20% of his working time to our matters.  Further, due to Mr. Aisner’s responsibilities with other entities affiliated with Behringer Advisors, there is no assurance he would be able to provide us with any additional time if needed.

Becoming self-managed has increased our employee costs.

On August 31, 2012, we entered into a series of agreements with Behringer Advisors and Services Holdings, a subsidiary of Behringer Harvard Holdings, LLC and the owner of Behringer Advisors, pursuant to which we became a self-managed company.  We are now responsible for paying the salaries and benefits (including any employee benefit plan costs) of all of our employees.  Further, prior to becoming self-managed, certain of our current executive officers were paid by an affiliate of Behringer Advisors and not reimbursed by the Company for, among other things, their services relating to the Company.  As a result, our direct overhead related to employees, on a consolidated basis, has increased.  There is no assurance that the cost savings we expect to realize from becoming self-managed will be realized.  Thus, on a net basis, our overall expenses may increase as a result of the actual increase in these direct overhead expenses.  We will also be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances.

Two of our five directors face conflicts of interest because of their positions or affiliations with our property manager and our former advisor.

Mr. Aisner, a director and our Chief Executive Officer, and Mr. Behringer, a director and our Chairman, also serve as officers and directors of Behringer Advisors, HPT Management and other entities affiliated with Behringer Advisors, including Services Holdings.  We continue to pay fees to Behringer Advisors and its affiliates for performing certain administrative services for us on a transitional basis, including human resources, shareholder services and information technology, and to HPT Management for managing our properties.  Further, Services Holdings holds 10,000 shares of our Series A participating, voting, convertible preferred stock.

Messrs. Aisner and Behringer’s affiliation with these other entities could result in conflicts with our business and interests that are most likely to arise in their participating in deliberations or voting on matters by our board of directors related to:

•                                          enforcing our agreements with Behringer Advisors, HPT Management and their affiliates, including the administrative services agreement and the property management agreement;

•                                          property sales, which reduce the amount of property management fees payable to HPT Management;

•                                          establishing the estimated value of the Company’s common stock;

•                                          whether and when we seek to list our common stock on a national securities exchange, which could entitle Services Holdings to the issuance of shares of our common stock through the conversion of the Series A Convertible Preferred Stock; and

•                                          whether and when we seek to sell the company or its assets, which sale could entitle Services Holdings to the issuance of shares of our common stock through the conversion of the Series A Convertible Preferred Stock.

We may be unable to terminate the property management agreement or the administrative services agreement at the desired time or without significant costs, which may adversely affect our operations and the distributions we are able to pay to our stockholders.

Under the terms of our recently amended property management agreement with HPT Management, we have limited rights to terminate the agreement.  Specifically, we have the right to terminate the agreement only in the event of a showing of willful misconduct, gross negligence, or deliberate malfeasance by HPT Management in performing its duties.  Otherwise, we may terminate the property management agreement only upon its expiration in February 2017 or by exercising the buyout option included thereunder, which may not be exercised until June 30, 2015.

Further, we may not terminate the Core Services provided under the administrative services agreement prior to February 14, 2017 without paying termination fees to Behringer Advisors.  Thus, even if one of our long-term liquidity strategies would be furthered by performing these services internally, we will not be able to do so unless the cost, including the applicable termination fees, is less than the amounts paid to Behringer Advisors for these services.  The termination fees cannot be estimated at this time, but they could be significant.

The percentage of our shares that you own will be diluted upon conversion of our Series A Convertible Preferred Stock.

In connection with the self-management transaction, we have issued 10,000 shares of Series A Convertible Preferred Stock to Services Holdings.  Each share of Series A Convertible Preferred Stock will participate in dividends and other distributions on par with each share of our common stock.  In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period ending August 31, 2017.  The determination of the number of shares of our common stock into which Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance of the shares.  In addition, the conversion feature of the Series A Convertible Preferred Stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board determined to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  In November 2011, the board set a funding limit of the lesser of $1.0 million or 220,000 shares for exceptional redemptions considered for each redemption period in 2012.  During the quarter ended September 30, 2012, we redeemed 218,777 shares, which represents a pro rata portion of the 1,037 exceptional redemption requests received as of the August 31, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,633,939 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem approximately 2,415,162 shares were not fulfilled.  If redemption requests exceed the budget for the applicable redemption period, any excess shares are treated as a request for redemption in the following period and combined with all subsequent requests received, unless the requesting shareholder withdraws the redemption request.   If the remaining unredeemed balance of a request falls below 200 shares, the remaining shares are redeemed in full.  We have not kept a record of ordinary redemption requests received since the March 2009 suspension.  Cash amounts paid to stockholders for redemption requests during the three months ended September 30, 2012 were approximately $1.0 million and were funded from cash on hand.  Our board maintains its right to redeem additional shares, subject to the limits set forth in our share redemption program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also maintains the right to further amend, suspend or terminate the program at any time.

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

During the quarter ended September 30, 2012 we redeemed shares as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
Month	Number of Shares Redeemed	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	That May Yet be Purchased Under the Plans or Programs
July 2012	—	$—	—	(1)
August 2012	218,777	$4.64	218,777	(1)
September 2012	—	$—	—	(1)

(1)         A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                         Defaults upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

None.

Item 5.                                                         Other Information.

On November 5, 2012, our board of directors authorized distributions payable to stockholders of record on November 30.  Distributions payable to each stockholder of record are paid in cash on or before the 16th day of the following month.  The declared distributions equal a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% on a purchase price of $10.00 per share.  Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will continue or be paid at any particular rate.  All or a portion of the distributions may constitute return of capital for tax purposes.

Item 6.                                                         Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEHRINGER HARVARD REIT I, INC.

Dated: November 9, 2012	By:	/s/ James E. Sharp
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

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1***

Master Modification Agreement, dated as of August 31, 2012, by and among Behringer Harvard REIT I, Inc., Behringer Harvard REIT I Services Holdings, LLC, Behringer Advisors, LLC and HPT Management Services, LLC (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.2***

Administrative Services Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.3

Sixth Amended and Restated Property Management Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.4

Behringer Harvard Holdings License Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.5

Registration Rights Agreement, dated as of August 31, 2012, among Behringer Harvard REIT I, Inc. and the shareholders party thereto (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.6

Third Amended and Restated Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP, dated as of August 31, 2012 (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.7

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.8

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.9

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.10

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Thomas P. Simon (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.11

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.12

Interim CEO Consulting Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Robert S. Aisner (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

101 **

The following financial information from Behringer Harvard REIT I, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

***   Confidential treatment has been requested for certain portions of this exhibit. These portions were omitted from the Form 8-K and submitted separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.