Form 10-K
period 2012-12-31
BEHRINGER HARVARD REIT I INC
filed 2013-03-07
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    __________to ____________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no established market for the registrant’s common stock.  The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.4 billion, based on the estimated per share value of $4.64 per share, as established by the registrant’s board of directors as of December 31, 2011, pursuant to the registrant’s Second Amended and Restated Policy for Estimation of Common Stock Value.

As of February 28, 2013, the registrant had 299,621,421 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 26, 2013, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD REIT I, INC.
FORM 10-K
Year Ended December 31, 2012

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, our need to modify certain property loans in order to justify further investment, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

PART I

Item 1.                    Business.

Organization

Behringer Harvard REIT I, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality office properties.  As of December 31, 2012, we owned interests in 50 properties located in 18 states and the District of Columbia.  Prior to August 31, 2012, we were externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors”), a Texas limited liability company. Behringer Advisors was responsible for managing our day-to-day affairs and for identifying, acquiring, developing and disposing of investments on our behalf.
On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements (the “Self-Management Transaction”), with Behringer Harvard Holdings, LLC (“BHH”) and each of Behringer Advisors, HPT Management Services, LLC (“HPT Management”), and Behringer Harvard REIT I Services Holdings, LLC (“Services Holdings”), each a direct or indirect subsidiary of BHH. As a result of the agreements and amendments, we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors. In particular, we have hired personnel previously employed by affiliates of Behringer Advisors. Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza). We continue to purchase certain services from Behringer Advisors on a transitional basis, such as human resources, shareholder services and information technology. HPT Management continues to provide property management services for our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however, our agreement was amended to, among other things, provide us with the ability in the future to obtain the right to hire their employees providing property management functions on our behalf subject to certain conditions.

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

Our office is located at 17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248, and our telephone number is (972) 931-4300.  The name Behringer Harvard is the property of BHH and is used by permission.

Our common stock is not listed on a national securities exchange.  However, prior to 2017, management and our board anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets.  Our management continues to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

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

Operational and Investment Policies

We primarily own institutional quality office properties located in metropolitan cities and select suburban markets that we believe have premier business addresses, are of high quality construction, offer personalized amenities, and are primarily leased to highly creditworthy commercial tenants.  We also develop institutional quality office properties. Our investment strategy is intended to provide stockholders with a geographically diversified portfolio of office properties.

Our real estate investments are owned in fee title or a long-term leasehold estate through Behringer OP or indirectly through limited liability companies or limited partnerships or through investments in joint ventures.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2012, we have borrowed approximately 54.5% of the aggregate value of our assets.  This percentage would increase if we borrow additional amounts secured by our existing real estate assets.  Our board of directors reviews our aggregate borrowings at least quarterly.

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

From May 2010 to November 2012, the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual rate of 1.0% based on a purchase price of $10.00 per share and 2.5% based on the December 2012 estimated valuation of $4.01 per share. On December 19, 2012, our board of directors approved the suspension of distribution payments to stockholders. Given the costs resulting from our recent leasing efforts, the anticipated cost of increasing our occupancy and the upcoming refinancing of our One Financial Place property in Chicago, Illinois, that will likely require additional equity, the board of directors believed it was prudent to preserve capital and protect our financial position by suspending distributions. There is no assurance that distributions will be declared again in any future periods or at any particular rate.

Public Offerings

We have completed three primary public offerings of our common stock.  On January 5, 2009, we commenced an additional public offering of shares of common stock under our Distribution Reinvestment Plan (“DRP”) pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We may offer shares under this registration statement until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering.  However, we will not issue any additional shares under the DRP until such time that distributions are reinstated, if at all. As of December 31, 2012, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

As of December 31, 2012, we had 299,191,861 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 35,239,357 shares issued through the DRP, and 22,000 shares issued to BHH, offset by 12,943,126 shares redeemed.  Net proceeds for the shares outstanding after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $2.6 billion.

Tax Status

We have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.  As of December 31, 2012, and the date of this filing, we believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

We elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008.  IPC (US), Inc. is our indirect subsidiary that we acquired December 12, 2007 as part of our acquisition of the subsidiaries of IPC US Real Estate Investment Trust (“IPC”).

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for highly creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements and provide other inducements at a high level.  Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would further adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties due to the lack of an acceptable investment return.  Further, we may compete with other buyers and developers who are interested in properties we may acquire or develop, which may result in an increase in the amount that we would pay for such properties or may result in us ultimately not being able to acquire or develop such properties.  Some of our competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

Employees

As of December 31, 2012, we had 54 employees. We continue to purchase certain services from Behringer Advisors on a transitional basis, such as human resources, shareholder services and information technology. HPT Management continues to provide property management services for our properties.

Financial Information About Industry Segments

Our current business consists of owning, operating, acquiring, developing, investing in and disposing of real estate assets.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC a registration statement in connection with our current DRP offering.  Copies of our filings with the SEC may be obtained from the website maintained for us at www.behringerharvard.com/reit1 or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating any information from our website into this Form 10-K.

Item 1A.            Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition and results of operations and could affect our ability to pay distributions in any future periods, if at all.  Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to Our Business and Operations

Recent market disruptions have, and may continue to, adversely impact many aspects of our operating results and operating condition.

The financial and real estate markets have undergone pervasive and fundamental disruptions. The disruptions have had and may continue to have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and have resulted in and could lead to further weakening of the U.S. and global economies.  Our business is affected by market and other forces impacting the U.S. economy and real estate industry as a whole and by the local economic conditions in the markets in which our properties are located. Although the real estate debt financing markets are more readily available today versus recent years, sovereign debt issues and slower than anticipated economic recovery may jeopardize continued availability and could create potential for future disruptions.  These conditions have and may continue to materially affect the value of our investment properties, and will likely continue to affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to refinance any outstanding debt when due.  These challenging economic conditions may also continue to impact the ability of certain of our tenants to enter into new leasing transactions on terms acceptable to us or satisfy rental payments under existing leases.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.  Further, in light of the current economic conditions, we cannot provide assurance that we will be able to pay distributions in any future periods or at any particular rate.

Leases representing approximately 9% of the rentable area within our portfolio are scheduled to expire in 2013.  We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2012, leases representing approximately 9% of the rentable area within our portfolio were scheduled to expire in 2013, and an additional 14% of the rentable area within our portfolio was available for lease.  We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below the expiring rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones.  Portions of our properties may remain vacant for extended periods of time.  Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants.

We expect that, upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring or to attract new tenants. Additionally, we may need to raise capital to fund these expenditures. If we are unable to do so or if other capital is unavailable, we will not be able to fund the required expenditures. This could result in non-renewals by tenants upon expiration of their leases or inhibit our ability to attract new or replacement tenants, which would result in declines in revenues from operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own properties located in metropolitan cities and suburban markets in the United States.  We compete with numerous developers, owners and operators of office properties, many of which own properties similar to, and in the same market areas as, our properties.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire.  Also, if our competitors develop additional office properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made or further reduce rents.

We depend on tenants for our revenue, and accordingly, lease terminations and tenant defaults could adversely affect the income produced by our properties.

The success of our investments materially depends on the financial stability of our tenants, many of which are financial, legal and other professional firms and many of whom may experience a change in their business at any time.  The current economic conditions have adversely affected, and may continue to adversely affect, one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.  Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages.  An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We have experienced aggregate net losses attributable to our common stockholders for the years ended December 31, 2012, 2011 and 2010, and we may experience future losses.

We had net losses attributable to our common stockholders of approximately $152.1 million, $181.5 million and, $230.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and pay distributions to our stockholders will be materially and adversely affected.

We are uncertain of our sources for funding of all of our future capital needs.

We require capital on an ongoing basis to fund tenant improvements, leasing commissions and capital expenditures.  Specifically, we may be required to expend substantial funds to improve or refurbish leasable space either to retain existing tenants or to attract new tenants.  The reserves we have established for capital improvements may not be sufficient, which would require us to seek funds from other sources.  Moreover, certain reserves required by lenders are designated for specific uses and may not be available to use for tenant improvements.  Our ability to fund future property capital needs may depend on our ability to borrow, to raise capital, including through the disposition of certain of our assets or interests in assets or equity offerings, or to generate additional cash flows from operations.  There can be no assurance that any of these sources will be available, and some of these strategies pose additional risks.  For example, if we sell assets, it will likely have the effect of reducing cash flow from operating activities.  Alternatively, if we decide to raise capital by offering shares of common or preferred stock, or any other securities that are convertible into, exercisable or exchangeable for our capital stock, the issuance could have the effect of diluting the proportionate equity interest and voting power of our existing stockholders.  Ultimately, if we are unable to fund our capital needs, we may be required to, among other things, defer necessary improvements to our properties, which may cause the properties to suffer from a greater risk of obsolescence or a decline in value, or we may experience decreased cash flow as a result of fewer tenants being attracted to a property.  If this happens, we may not be able to maintain projected rental rates for affected properties.

One of our liquidity strategies involves the disposition of assets; however, we may be unable to sell a property on acceptable terms and conditions, if at all.

One of our liquidity strategies is to sell or otherwise dispose of certain properties.  We believe it makes economic sense to do so in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, where we believe we have limited or no equity in a property that secures debt with a near-term maturity, when we do have equity in a property but the projected returns do not justify further investment or where we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  However, the economic climate generally, and property specific issues such as vacancies and lease terminations, have negatively affected the value of our investment properties and therefore reduced our ability to sell or otherwise dispose of these properties on acceptable terms.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly, particularly when coupled with a debt assumption.  In addition, the capitalization rates at which properties may be sold have generally risen since our acquisition of the properties, thereby reducing our potential proceeds from sale.  Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership may have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required, under provisions of the Code applicable to REITs, to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors limit our ability to effectuate this particular liquidity strategy.

Our indebtedness adversely affects our financial health and operating flexibility.

As of December 31, 2012, we had total outstanding indebtedness of approximately $2.1 billion.  As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes.  In addition, we have not generated sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions.  Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

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

If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, it is unlikely we would reinstate distributions to our stockholders. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline even if the income from the property has declined.  The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

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

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Chicago, Houston and Philadelphia generated approximately 48% of the net operating income, which represents rental revenue less property operating expenses, real estate taxes, and property management expenses from our properties owned as of December 31, 2012, during the year ended December 31, 2012.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in that sector.

Substantially all of our properties are institutional quality office properties.  As a result, we are subject to risks inherent in operating a single type of property.  The impact of the downturn in demand for institutional quality office properties has been more pronounced than if we owned a more fully diversified portfolio of investments.

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

A part of our business strategy contemplates strategic expansion through the acquisition and development of institutional quality office properties.  We may not be successful in identifying suitable properties or other assets or in consummating these transactions on satisfactory terms, if at all. We would likely need access to capital in order to fund any of these types of transactions. There is no assurance we would be able to raise capital on acceptable terms and conditions, if at all.

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
On August 31, 2012, we entered into the Self-Management Transaction. We are now responsible for paying the salaries and benefits (including any employee benefit plan costs) of all of our employees. Further, prior to becoming self-managed, certain of our current executive officers were paid by an affiliate of Behringer Advisors and not reimbursed by the Company for, among other things, their services relating to the Company. As a result, our direct overhead related to employees, on a consolidated basis, has increased. Although we are no longer required to pay certain fees to Behringer Advisors, our overall costs resulting from becoming self-managed may increase. We will also be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or to pay distributions or make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of our deposits that exceed the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available for our operations or to pay distributions or make additional investments.

An increase in real estate taxes may decrease our income from properties.

Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.  An increase in the assessed valuation of a property for real estate tax purposes results in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through the tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income and our cash available to pay distributions, if any.

We may suffer uninsured losses relating to real property or pay excessively expensive premiums for insurance coverage.

Although we attempt to ensure that all of our properties are adequately insured to cover casualty losses, there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans.  We cannot be certain that this coverage will continue to be available, or available at reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties.  We may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for any losses we may suffer.  In addition, other than any capital reserve we may establish, we will have limited sources of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that those reserves will be sufficient.

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

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for our operations or to pay distributions or make additional investments.

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

Risks Related to Our Common Stock

Our common stock is not currently listed on an exchange and cannot be readily sold. If you are able to sell your shares, you will likely have to sell them at a substantial discount from the price you paid to acquire them.

There is no established public trading market for our shares of common stock, and we cannot assure you that one will develop. Therefore, you may not be able to sell your shares. We may never list the shares of our common stock for trading on a national stock exchange. Further, our board is not required to list our shares of common stock or liquidate prior to February 2017. Market conditions and other factors could cause us to delay a liquidity event beyond this period and to defer a stockholder vote or any liquidation event indefinitely.  As a result, there is no assurance that we will provide stockholders with a liquidity event during the period contemplated by our business plan, if at all.

If you are able to sell your shares, the price you receive is likely to be less than the proportionate value of our investments or our estimated value per share. On December 19, 2012, our board of directors suspended all redemptions under our share redemption program until further notice. Therefore, it will be difficult for you to sell your shares promptly or at all, and you may not be able to sell your shares in the event of an emergency. If you are able to sell your shares, you will likely have to sell them at a substantial discount from the price you paid to acquire your shares.

We have ceased paying distributions.

We recently ceased paying distributions and cannot estimate when we may reinstate distributions or the amount of any future distributions. There can be no assurance that we will pay any distributions in the future.

As of December 19, 2012, our board of directors suspended our share redemption program for all stockholders, and it is unlikely that we will resume the share redemption program in the near future. Therefore, you will likely not be able to sell your shares under the program.

On December 19, 2012, our board suspended all redemptions until further notice, and we have no current plans to resume the share redemption program in the near future. Therefore, until further notice, you will not be able to sell any of your shares back to us pursuant to our share redemption program. Should we resume the share redemption program, our board of directors may amend, suspend or terminate the program at any time. Our board of directors may also reject any request for redemption of shares. Further, our share redemption program contains many other restrictions and limitations that restrict your ability to sell your shares back to us under the program.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.

We adopted a valuation policy in respect of estimating the per share value of our common stock, effective May 14, 2009 and amended on June 25, 2009. On December 17, 2012, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock of $4.01 per share. This estimate was determined by our board of directors after consultation with an independent, third party real estate research, valuation and advisory firm, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount you would obtain if you were to sell your shares or if we engaged in a liquidity event, including a liquidation of assets or sale of the Company.

Risks Related to Conflicts of Interest

Two of our five directors face conflicts of interest because of their positions or affiliations with our property manager and our former advisor.

Two of our directors, Messrs. Aisner and Mattox, also serve as officers and directors of Behringer Advisors, HPT Management and other entities affiliated with Behringer Advisors, including Services Holdings. We continue to pay fees to Behringer Advisors and its affiliates for performing certain administrative services for us on a transitional basis, including human resources, shareholder services and information technology, and to HPT Management for managing our properties. Further, Services Holdings owns 10,000 shares of our Series A participating, voting, convertible preferred stock.

Messrs. Aisner and Mattox’s affiliation with these other entities could result in conflicts with our business and interests that are most likely to arise in their participating in deliberations or voting on matters by our board of directors related to:

•	enforcing our agreements with Behringer Advisors, HPT Management and their affiliates, including the administrative services agreement and the property management agreement;

•	property sales, which reduce the amount of property management fees payable to HPT Management;

•establishing the estimated value of the Company’s common stock;

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

We may be unable to terminate the property management agreement or the administrative services agreement at the desired time or without significant costs.

Under the terms of our recently amended property management agreement with HPT Management, we may terminate the property management agreement upon its expiration in February 2017 or by exercising the buyout option included thereunder, which may not be exercised until June 30, 2015. Otherwise, we may only terminate the agreement upon a showing of willful misconduct, gross negligence, or deliberate malfeasance by HPT Management in performing its duties.

Further, we may not terminate the “Core Services” provided under the administrative services agreement with Behringer Advisors prior to February 14, 2017 without paying termination fees to Behringer Advisors. Thus, even if one of our long-term liquidity strategies would be furthered by performing these services internally, we will not be able to do so unless the cost, including the applicable termination or buy-out fees, is less than the amounts due to Behringer Advisors or HPT Management, as applicable, for these services. The termination or buy-out fees cannot be estimated at this time, but they could be significant.

The percentage of our shares that you own will be diluted upon conversion of our Series A Convertible Preferred Stock.

In connection with the Self-Management Transaction, we issued 10,000 shares of Series A Convertible Preferred Stock to Services Holdings.  Each share of Series A Convertible Preferred Stock participates in dividends and other distributions on par with each share of our common stock. In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period ending August 31, 2017. The determination of the number of shares of our common stock into which Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance of the shares.

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

Existing stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock, 17,490,000 shares are designated as preferred stock, and 10,000 shares are designated as Series A Convertible Preferred Stock.  Subject to any preferential rights in favor of any class of preferred stock, our board of directors may increase the number of authorized shares of capital stock that we have the authority to issue or increase or decrease the number of shares of equity stock of any class or series of stock designated.  Shares may be issued in the discretion of our board of directors.  The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) issue or sell additional shares of our common stock in the future, including if any additional shares are issued pursuant to the DRP; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities; (4) issue shares of our common stock upon the conversion of the Series A Convertible Preferred Stock; (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or upon issuance of restricted stock or other awards under our 2005 Incentive Award Plan to our independent directors, employees or consultants; or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer OP.  In addition, the partnership agreement for Behringer OP contains provisions that would allow, under certain circumstances, other entities to merge into, or cause the exchange or conversion of their interest for interests of, Behringer OP.  Because the limited partnership interests of Behringer OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders.  Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a liquidity event for our stockholders.

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person or group may own more than 9.8% of our outstanding common or preferred stock, in value or number of shares, whichever is more restrictive.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with a liquidity event.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the holder becomes an “interested stockholder.”  These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An “interested stockholder” is defined as:

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

Maryland law contains a second statute that may also have an anti-takeover effect.  This statute, known as the Control Share Acquisition Act, provides that persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation’s disinterested stockholders.  Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are not considered disinterested for these purposes.  “Control Shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

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

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff.  These no-action positions were issued in response to factual situations that may be substantially different from our factual situation, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC staff will concur with how we classify our assets.  In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act.  If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our rights, and the rights of our stockholders, to recover claims against our officers and directors are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property, or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter and bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for any claim or liability to which they may become subject or which they may incur by reason of their service as directors or officers, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property, or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent or grossly negligent manner. In addition, we may be obligated to fund the defense costs incurred by our officers and directors in some cases.

Risks Related to Financing

Our borrowings may increase our business risks.

Principal and interest payments reduce cash that would otherwise be available for other purposes.  Further, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  We have experienced defaults resulting in our having to transfer properties to the respective lenders, and may do so again if our loans do not support the underlying asset values.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  From time to time, we provide full or partial guarantees to lenders of mortgage debt to our indirect subsidiaries that own our properties.  When we guarantee debt on behalf of an entity that owns one of our properties, we are thus responsible to the lender for satisfaction of the debt if it is not paid by the entity.  To date, we have not been required to fund any of the guarantees that we have provided.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  We have faced significant challenges refinancing our debt due to (1) the reduced value of our real estate assets; (2) limited cash flows from operating activities; (3) our debt level; (4) the cost and terms of new or refinanced indebtedness; and (5) material changes in lending parameters, including lower loan-to-value ratios.

Failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt would likely result in an event of default and potentially the loss of the property or properties securing the debt.  We have experienced, and may continue to experience, defaults or events of default on our existing indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying values of the property or properties collateralizing the debt or to purchase or pay off the debt at a discount.  If we are not able to repay or restructure our indebtedness, or to purchase or pay it off at a discount, the lender may accelerate the debt or foreclose on the property or properties securing the debt.  We have experienced this result with several properties where we ultimately transferred the underlying properties to the lenders pursuant to deeds-in-lieu of foreclosure or foreclosures losing our entire investment in these properties.  In cases where our debt is accelerated, the value of our assets may not be sufficient to repay the debt in full.

Existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt.  Our credit facility, for example, restricts us from paying distributions if the aggregate distributions paid or declared during a period of four consecutive quarters exceeds 95% of our funds from operations during that period and restricts us from paying any distributions, other than as required to maintain our REIT qualification.  Funds from operations, as defined in the credit facility agreement, is equal to net income (or loss), computed in accordance with accounting principals generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property during the applicable period and charges for impairment of real estate, plus depreciation and amortization, plus fees paid to Behringer Advisors pursuant to the administrative services agreement, plus other non-cash items, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be recalculated to reflect funds from operations on the same basis.  In addition, a breach of the financial and operating covenants in our debt agreements, including our credit facility agreement, could cause a default and accelerate payment under these agreements which could have a material adverse effect on our results of operations and financial condition.  Specifically, violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees or an acceleration of the maturity date of advances under the credit facility agreement.

Interest-only indebtedness may increase our risk of default.

We have obtained, and continue to incur interest on interest-only mortgage indebtedness.  Of our approximately $2.1 billion of outstanding debt at December 31, 2012, approximately $708.6 million currently requires interest only payments.  During the interest-only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan, and the principal balance of the mortgage loan is not being reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will otherwise reduce the funds available for other purposes, including funding capital expenditures or any future distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2012, approximately $368.3 million of our debt bore interest at variable rates.  Thus, we are exposed to increases in costs in a rising interest rate environment.  Increased payments will reduce the funds available for other purposes including funding capital expenditures or distributions to our stockholders.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against interest rate fluctuations, we may use derivative financial instruments.  Derivative financial instruments may be costly.

From time to time we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.  There is no assurance that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, particularly in light of current market conditions.  Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations.  We may be unable to manage these risks effectively.

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

We elected to be taxed as a REIT commencing with our 2004 tax year.  In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and maintain other facts and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify, as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying as a REIT.

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.  We cannot assure you that we will satisfy the REIT requirements in the future because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control.  In addition, we currently hold certain of our properties through a subsidiary that has elected to be taxed as a REIT and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fail to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

If we fail to qualify as a REIT for any taxable year, then unless certain relief provisions apply, we will face serious tax consequences that could substantially reduce the funds available for payment of distributions for each of the years involved because:

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

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all profit that we derive from such sale would be subject to a 100% penalty tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax.  Two principal requirements of the safe harbor include: (a) that the REIT must hold the applicable property for not less than two years prior to its sale; and (b) that the number of such sales must be limited.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the IRS might successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the net income proceeds from such sale will be distributable by us to our stockholders or available for investment by us. Moreover, we may then owe additional state income taxes.

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

As a REIT, the value of the non-mortgage securities we hold in TRSs may not exceed 25% (20% for our 2008 taxable year and before) of the value of all of our assets at the end of any calendar quarter.  If the IRS were to determine that the value of our interests in TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% (20% for our 2008 taxable year and before) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than real estate-related assets.  Distributions paid to us from a TRS are typically considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  As stated above, our failure to qualify as a REIT would adversely affect our ability to pay any future distributions and the return on your investment.

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

If we reinstate distributions in any future periods, if at all, stockholders that participate in our distribution reinvestment plan will be deemed to receive, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested is not a tax-free return of capital.  In addition, these stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value.  As a result, these stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to tax at corporate rates.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes.  However, if the IRS were to challenge successfully the status of the operating partnership as an entity taxable as a partnership, the operating partnership would be taxable as a corporation, reducing the amount of distributions that the operating partnership could make to Behringer Harvard REIT I, Inc.  This might also result in our losing REIT status, which, in addition to the consequences stated above, would subject us to a corporate level tax on our own income. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the entity would be subject to tax as a corporation, thereby reducing distributions to the operating partnership.  Recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

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

•
We will be subject to a 100% penalty tax on certain amounts if the economic arrangements between our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties.

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

The maximum tax rate on qualified dividends paid by corporations to individuals is 20.0%.  REIT distributions generally are not eligible for this rate.  Therefore, our stockholders will pay federal income tax on our dividends (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%.  In addition, this income also might be subject to the 3.8% Medicare surtax on certain investment income. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. In some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2012, we owned interests in 50 properties located in 18 states and the District of Columbia.  As of December 31, 2012, the properties are approximately 86% leased to tenants.  In the aggregate, these properties represent approximately 20.2 million rentable square feet.  The average effective rent per square foot for the portfolio is approximately $25.14 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2012 budgeted operating expense reimbursements, each as of December 31, 2012 related to leases in place as of December 31, 2012 and without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP, divided by the total square footage under commenced leases as of December 31, 2012.

As of December 31, 2012, all of our properties, except the Wanamaker Building and 200 South Wacker properties which are accounted for under the equity method, were consolidated with and into the accounts of our operating partnership.  Substantially all of our properties are encumbered by property debt.

The following table presents certain additional information about our properties as of December 31, 2012:

		Date Acquired	Approximate Rentable Square Footage	Approximate % Leased	Our Ownership Interest	Ownership Type
Property Name	Location
10 & 120 South Riverside	Chicago, IL	11/2007	1,411,000	90%	100.00%	fee title
222 South Riverside Plaza	Chicago, IL	06/2006	1,184,000	91%	100.00%	fee title
One Financial Place	Chicago, IL	11/2007	1,041,000	73%	100.00%	fee title
200 South Wacker	Chicago, IL	11/2007	755,000	77%	9.87%	joint venture
Wanamaker Building	Philadelphia, PA	12/2007	1,390,000	98%	60.00%	joint venture
United Plaza	Philadelphia, PA	12/2007	617,000	97%	100.00%	fee title
Three Parkway	Philadelphia, PA	10/2006	561,000	92%	100.00%	fee title
1650 Arch Street	Philadelphia, PA	12/2007-03/2011	553,000	81%	100.00%	fee title
The Terrace Office Park	Austin, TX	06/2006	619,000	67%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025,000	86%	100.00%	fee title
Centreport Office Center	Ft. Worth, TX	06/2007	133,000	100%	100.00%	fee title
Loop Central	Houston, TX	12/2007	575,000	78%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/2006	519,000	97%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502,000	95%	100.00%	fee title
Three Eldridge Place	Houston, TX	11/2009	305,000	100%	100.00%	fee title
Buena Vista Plaza	Burbank, CA	07/2005	115,000	100%	100.00%	fee title
1325 G Street	Washington, D.C.	11/2005	307,000	82%	100.00%	fee title
Colorado Building	Washington, D.C.	08/2004-12/2008	128,000	80%	100.00%	fee title
5104 Eisenhower Boulevard	Tampa, FL	12/2007	130,000	100%	100.00%	fee title
Paces West	Atlanta, GA	04/2006	646,000	84%	100.00%	fee title
Ashford Perimeter	Atlanta, GA	01/2005	288,000	38%	100.00%	fee title
Epic Center	Wichita, KS	12/2007	289,000	85%	100.00%	fee title
Two Brittany Place	Wichita, KS	12/2007	58,000	100%	100.00%	fee title
One Brittany Place	Wichita, KS	12/2007	57,000	56%	100.00%	fee title
Forum Office Park	Louisville, KY	12/2007	328,000	80%	100.00%	fee title
Hurstbourne Place	Louisville, KY	12/2007	235,000	75%	100.00%	fee title
One Oxmoor Place	Louisville, KY	12/2007	135,000	97%	100.00%	fee title
Hurstbourne Park	Louisville, KY	12/2007	104,000	87%	100.00%	fee title
Hurstbourne Plaza (1)	Louisville, KY	12/2007	94,000	44%	100.00%	fee title
Steeplechase Place	Louisville, KY	12/2007	77,000	69%	100.00%	fee title
Lakeview	Louisville, KY	12/2007	76,000	86%	100.00%	fee title
Hunnington	Louisville, KY	12/2007	62,000	79%	100.00%	fee title
Energy Centre	New Orleans, LA	12/2007	757,000	91%	87.86%	joint venture
5 & 15 Wayside	Burlington, MA	12/2006	270,000	96%	100.00%	fee title
One & Two Chestnut Place	Worcester, MA	12/2007	218,000	86%	100.00%	fee title
250 W. Pratt	Baltimore, MD	12/2004-12/2006	368,000	87%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/2007	280,000	100%	100.00%	leasehold
801 Thompson	Rockville, MD	12/2007	51,000	100%	100.00%	fee title
Lawson Commons	St. Paul, MN	06/2005	436,000	91%	100.00%	fee title
Bank of America Plaza	Charlotte, NC	10/2006	891,000	93%	100.00%	fee title
City Hall Plaza	Manchester, NH	12/2007	210,000	74%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333,000	99%	100.00%	fee title
Tice Building	Woodcliff Lake, NJ	12/2007	120,000	56%	100.00%	fee title
600 & 619 Alexander Road (2)	Princeton, NJ	06/2006	97,000	82%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53,000	60%	100.00%	fee title
One Edgewater Plaza	Staten Island, NY	12/2007	252,000	71%	100.00%	fee title
Fifth Third Center-Cleveland	Cleveland, OH	11/2006	508,000	81%	100.00%	fee title
Fifth Third Center-Columbus	Columbus, OH	12/2007	331,000	69%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/2007	361,000	98%	100.00%	fee title
Riverview Tower	Knoxville, TN	10/2005	334,000	87%	100.00%	fee title
			20,189,000
____________
(1)    Hurstbourne Plaza is a retail shopping center.  All of our other properties are office buildings.
(2) 600 & 619 Alexander Road is held for sale at December 31, 2012.

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

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating properties (including our unconsolidated properties) as of December 31, 2012 (square footage and dollar amounts in thousands and reflect our ownership percentage):

	Number of Leases Expiring (1)	Rentable Square Feet	Current Annualized Base Rent (2)	Percentage of Total Square Feet	Percentage of Annualized Base Rent
Year of Lease Expiration

2013	274	1,713	$35,883	9%	10%
2014	150	1,755	$36,677	9%	10%
2015	152	1,764	$36,963	9%	10%
2016	117	1,251	$28,814	7%	8%
2017	118	1,846	$44,054	10%	12%
2018	49	1,298	$30,531	7%	8%
2019	44	1,500	$34,402	8%	9%
2020	43	1,270	$31,942	7%	9%
2021	48	996	$21,584	5%	6%
2022	38	931	$25,509	5%	7%
 ____________
(1)    Leases with an expiration on the last day of the year are considered leased at the last day of the year (i.e., expiring on the first day of the following year).
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
On each of September 17 and November 28, 2012, lawsuits seeking class action status were filed in the United States District Court for the Northern District of Texas (Dallas Division).  On January 4, 2013, these two lawsuits were consolidated by the Court. The plaintiffs purport to file the suit individually and on behalf of all others similarly situated, referred to herein as “Plaintiffs.”
Plaintiffs named us, BHH, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”); and Scott W. Fordham, the Company’s President and Chief Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
Plaintiffs allege that the Directors each individually breached various fiduciary duties purportedly owed to Plaintiffs.  Plaintiffs also allege that the Directors violated Sections 14(a) and (e) and Rules 14a-9 and 14e-2(b) of and under federal securities law in connection with (1) the recommendations made to the shareholders in response to certain tender offers made by CMG

Partners, LLC and its affiliates; and (2) the solicitation of proxies for our annual meeting of shareholders held on June 24, 2011. Plaintiffs further allege that the defendants were unjustly enriched by the purported failures to provide complete and accurate disclosure regarding, among other things, the value of our common stock and the source of funds used to pay distributions.
Plaintiffs seek the following relief: (1) that the court declare the proxy to be materially false and misleading; (2) that the filings on Schedule 14D-9 were false and misleading; (3) that the defendants’ conduct be declared to be in violation of law; (4) that the authorization secured pursuant to the proxy be found null and void and that we be required to re-solicit a shareholder vote pursuant to court supervision and court approved proxy materials; (5) that the defendants have violated their fiduciary duties to the shareholders who purchased our shares from February 19, 2003 to the present; (6) that the defendants be required to account to Plaintiffs for damages suffered by Plaintiffs; and (7) that Plaintiffs be awarded costs of the action including reasonable allowance for attorneys and experts fees. Neither we nor any of the other defendants believe the consolidated suit has merit and each intend to defend it vigorously.
Item 4.                    Mine Safety Disclosures.

None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock and no assurance that one will develop or that the shares will be listed on a national securities exchange.  A stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, if at all.

Estimated Per Share Value

On December 17, 2012, pursuant to our Second Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of the Company’s common stock equal to $4.01 per share.

Process and Methodology

Our board of directors’ objective in determining an estimated value per share was to arrive at a value that it believes is reasonable and supportable using what the board of directors deems, after consultation with Altus Group U.S., Inc. (“Altus”) and the Company’s management team, to be appropriate valuation methodologies and assumptions under then current circumstances and appropriate processes and procedures in accordance with the Estimated Valuation Policy. Altus is an independent, third party real estate research, valuation and advisory firm engaged by the Company. Altus does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party, and there are no material conflicts of interest between Altus, on one hand, and the Company or any of our officers or directors, on the other.

Altus was engaged to appraise substantially all of our real estate assets individually, as well as to estimate the fair value of our notes payable. The Company’s management team estimated the fair value of the other net assets. In arriving at the estimated value per share, the board reviewed the valuation analysis and methodologies used by Altus for the real estate assets and the notes payable and used by the Company’s management team for other net assets, which methodologies the board believed were standard and acceptable in the real estate industry for the types of assets held and liabilities owed by the Company. The board of directors conferred with both Altus and the Company’s management team regarding the methodologies and assumptions used. The board of directors, including a majority of the independent directors not otherwise interested in the estimated valuation, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $4.01 per share.

The estimated valuation of $4.01 per share as of December 17, 2012, reflects a decrease from the estimated valuation of $4.64 per share as of December 2011. Four factors primarily contributed to this decrease. First, there has been very little economic recovery in the Company’s real estate markets over the 12 months leading up to the estimate. As a result, subsequent to the 2011 estimated valuation, we did not experience the annual market rent growth that was anticipated to occur in 2012, and therefore the market rent anticipated in future periods is lower than that anticipated in the prior valuation which contributed to a decline in the estimated value of our real estate of $0.13 per share. Second, the impact to our debt obligations of significantly lower interest rates contributed to a decline in the estimated valuation of $0.25 per share. Third, the payment of distributions to our stockholders resulted in a decline of $0.10 per share, and finally, the use of our other assets, primarily cash and cash equivalents and restricted cash, to fund leasing and other operating costs resulted in a decrease in other net assets of $0.15 per share as compared to 2011.

The following is a summary of the valuation methodologies used for each type of asset:

Investments in Real Estate. Altus estimated the value of our investments in real estate by using a discounted cash flow analysis, supported by a sales comparison approach analysis, to estimate values of substantially all of the properties in our portfolio. Altus calculated the value of our investments in real estate using management-prepared cash flow estimates beginning with actual results for the nine months ended September 30, 2012, and giving effect to forecasted cash flows for the fourth quarter of 2012. Altus then employed a range of terminal capitalization rates, discount rates, growth rates and other variables that fell within ranges Altus and the board believe would be used by similar investors to value the properties we own. Altus used assumptions in developing these estimates that were specific to each property (including holding periods) and that were determined based on a number of factors, including the market in which the property is located, the specific location of the property within the market, the quality of the property compared to its competitive set, the available space at the property and in the market, tenant demand for space and investor demand and return requirements. These cash flow estimates and other assumptions were developed for each property by

Altus with input from the Company’s management team based on their industry knowledge and expertise in managing commercial real estate, and Altus confirmed that the data, techniques, assumptions and resulting estimates were supported by information gathered from peer properties housed in their extensive proprietary database. To further support the assumptions and the results of the discounted cash flow analysis, Altus researched and analyzed comparable sales transactions in each of the individual markets.

While we believe a discounted cash flow analysis is standard in the real estate industry and an acceptable valuation methodology to determine fair value in accordance with GAAP, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with GAAP. Real estate is currently carried at its amortized cost basis in our consolidated financial statements, subject to any adjustments applicable under GAAP.

Notes Payable. Altus estimated the value of our notes payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The board reviewed the assumptions employed and determined they were appropriate and reasonable in estimating the value of our notes payable.

Other Assets and Liabilities. The carrying values of a majority of our other assets and liabilities, consisting of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, are considered to be equal to fair value due to their short maturities. Certain balances, such as acquired above/below market leases, have been eliminated for the purpose of estimating the per share value due to the fact that the value of those assets and liabilities were already considered in the valuation of the respective investments.

Our estimated value per share was calculated by aggregating the value of our real estate, notes payable and other net assets, and dividing the total by the number of common shares and limited partnership units outstanding at the determination date of December 17, 2012. Our estimated share value does not reflect “enterprise value,” which generally could include a premium for:

•	the large size of our portfolio given that some buyers may be willing to pay more for a large portfolio than they are willing to pay for each property in the portfolio separately;

•	the value related to an in-place workforce;

•	any other intangible value associated with a going concern; or

•	the possibility that our shares could trade at a premium to net asset value if we listed them on a national securities exchange.

The estimated per share value also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of our debt, a discount for our leverage amount, or a discount for our corporate level overhead.

Allocation of Estimated Value

Our estimated per share value was allocated amongst our asset types as follows for 2012 as compared to 2011:

	2012	2011
Real estate assets, including investments in real estate entities (1)	$11.24	$12.24
Debt, including obligations of real estate investment activities	(7.25)	(7.77)
Other net assets	0.02	0.17
Estimated net asset value per share (2)	$4.01	$4.64
__________

(1)
The following are the key assumptions (shown on a weighted average basis) that were used in the discounted cash flow models to estimate the value of the real estate assets we currently own (excluding nine properties valued at $164.1 million that are encumbered by non-recourse debt estimated to be valued at the same amount) within the December 2012 and 2011 valuations:

	2012	2011
Exit capitalization rate	7.04%	7.12%
Discount rate	8.06%	8.43%
Annual market rent growth rate (a)	3.52%	3.46%
Annual holding period	9.81 years	9.76 years

(a) Rates reflect estimated average annual growth rates for market rents over the holding period.

While the board believes that these assumptions are reasonable, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted average discount rate of 25 basis points would yield a decrease in the value of our real estate assets of 1.9%, while a decrease in the weighted average discount rate of 25 basis points would yield an increase in the value of our real estate assets of 1.9%. Likewise, an increase in the weighted average exit capitalization rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.2%, while a decrease in the weighted average exit capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 2.4%.

(2)	Based on 299,624,447 and 297,688,357 common shares and limited partnership units outstanding at December 17, 2012, and December 28, 2011, respectively.

The aggregate purchase price of our properties owned as of December 17, 2012, including capital expenditures made subsequent to the acquisition date, was approximately $4.4 billion, or approximately $4.1 billion after adjustment for our ownership interest. As of December 17, 2012, the estimated value of the Company’s real estate assets, including investments in real estate activities was approximately $3.6 billion, or approximately $3.4 billion after adjustment for our ownership interest.

Limitations of Estimated Value Per Share

As with any valuation methodology, our methodology was based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share. The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•a stockholder would be able to resell his shares at this estimated value;

•
a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale or merger of the Company;

•	our shares would trade at the estimated value per share on a national securities exchange; or

•
the methodologies used to estimate our value per share would be acceptable to FINRA or the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

For further information regarding the limitations of the estimated value per share, see the Second Amended and Restated Policy for Estimation of Common Stock Value filed as Exhibit 99.2. Although our Estimated Valuation Policy requires us to update our estimated per share value at least every 18 months, we intend to update our estimated per share value on an annual basis.

The estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital market activities, and specific attributes of the properties and leases in our portfolio.

Holders

As of February 28, 2013, we had approximately 299,621,421 shares of common stock outstanding held by a total of approximately 68,000 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  We have paid all or a portion of our previous distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings. For tax purposes, 100% of the amounts distributed by us in both 2012 and 2011 represented a return of capital.

From May 2010 to November 2012, the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% assuming the share was purchased for $10.00 and 2.5% based on the December 2012 estimated valuation of $4.01 per share.  As previously noted, distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. On December 19, 2012, our board of directors approved the suspension of monthly distribution payments to stockholders. Given the costs resulting from our recent leasing efforts, the anticipated cost of increasing our occupancy and the upcoming refinancing of our One Financial Place property in Chicago, Illinois, that will likely require additional equity, the board of directors believed it was prudent to preserve capital and protect the Company’s financial position by suspending distributions. There is no assurance that distributions will be declared again in any future periods or at any particular rate.

The following table shows our distributions declared on our stock and noncontrolling interests for each of the quarters during the years ended December 31, 2012 and 2011 (in thousands):

		Common Stockholders		Preferred Stockholders	Noncontrolling Interests
	Total	Cash	DRP
2012
1st Quarter	$7,450	$4,171	$3,268	$—	$11
2nd Quarter	7,830	4,177	3,275	—	378
3rd Quarter	7,476	4,204	3,261	—	11
4th Quarter	4,991	2,820	2,161	—	10
Total	$27,747	$15,372	$11,965	$—	$410

2011
1st Quarter	$7,402	$4,069	$3,320	$—	$13
2nd Quarter	7,418	4,068	3,336	—	14
3rd Quarter	7,426	4,093	3,321	—	12
4th Quarter	7,442	4,120	3,308	—	14
Total	$29,688	$16,350	$13,285	$—	$53

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	97,250	$7.17	11,900,750	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	97,250	$7.17	11,900,750	*
* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and on December 19, 2012, the board of directors made a determination to suspend all redemptions until further notice.

During the quarter ended December 31, 2012, we redeemed 219,949 shares, which represents a pro rata portion of the 1,179 exceptional exemption requests received as of the November 30, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,978,664 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem 2,758,715 shares were not fulfilled.  We have not kept a record of ordinary redemption requests received since March 2009 and have not kept, and will not keep going forward, a record of redemption requests received since the December 2012 suspension of redemptions.  If the board of directors determines at a later time that circumstances permit the share redemption program to resume, we will communicate the pertinent information regarding the share redemption program to all stockholders at that time. Cash amounts paid to stockholders for redemption requests during the year ended December 31, 2012 were approximately $4.1 million for redemption of 879,877 shares and were funded from cash on hand.  Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company and its stockholders.

Two of the limits of the share redemption program, which is currently suspended, are that we will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption, and in no event may the funds used for redemption during any period exceed the proceeds from our DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any redemptions during the same period.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program.

During the quarter ended December 31, 2012, we redeemed shares as follows:

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2012	—	$—	—	(1)
November 2012	219,949	$4.64	219,949	(1)
December 2012	—	$—	—	(1)
____________
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

As of December 31	2012	2011	2010	2009	2008
Total assets	$3,125,294	$3,553,768	$4,149,305	$4,680,640	$5,408,600

Notes payable	$2,107,380	$2,367,401	$2,720,858	$2,973,617	$3,066,529
Other liabilities	227,829	224,376	261,949	279,714	397,529
Series A convertible preferred stock	2,700	—	—	—	—
Stockholders’ equity	781,757	955,692	1,160,251	1,418,139	1,926,608
Noncontrolling interests (1)	5,628	6,299	6,247	9,170	17,934
Total liabilities and equity	$3,125,294	$3,553,768	$4,149,305	$4,680,640	$5,408,600

Year Ended December 31	2012	2011	2010	2009	2008
Rental revenue	$437,197	$454,007	$462,223	$487,775	$501,410

Loss from continuing operations before gain on sale or transfer of assets	(209,347)	(152,487)	(132,975)	(314,567)	(143,787)
Income (loss) from discontinued operations	48,903	(30,773)	(98,253)	(124,520)	(22,118)
Gain on sale or transfer of assets	8,083	1,385	—	—	5,253
Net loss	(152,361)	(181,875)	(231,228)	(439,087)	(160,652)

Noncontrolling interests in continuing operations	330	380	586	5,753	259
Noncontrolling interests in discontinued operations	(70)	45	143	2,702	(28)
Net loss attributable to common stockholders	$(152,101)	$(181,450)	$(230,499)	$(430,632)	$(160,421)

Cash provided by operating activities	$48,534	$2,363	$49,308	$63,010	$68,484
Cash provided by (used in) investing activities	$84,981	$129,040	$33,498	$22,131	$(212,471)
Cash (used in) provided by financing activities	$(135,842)	$(258,469)	$(123,250)	$(243,016)	$386,498

Basic and diluted income (loss) per common share
Continuing operations	$(0.67)	$(0.51)	$(0.45)	$(1.05)	$(0.58)
Discontinued operations	0.16	(0.10)	(0.33)	(0.42)	(0.09)
Basic and diluted loss per common share	$(0.51)	$(0.61)	$(0.78)	$(1.47)	$(0.67)

Distributions declared to common stockholders per share	$0.09	$0.10	$0.17	$0.40	$0.64

Number of properties (2)	50	57	65	73	74
Total rentable square feet	20,189	22,018	23,767	25,665	25,570
___________
(1)   Noncontrolling interests reflects the noncontrolling interests related to certain of our real estate properties and includes 432,586 units of limited partnership interest in Behringer OP.
(2)   At December 31, 2010 and 2009, we owned one unleased, newly developed, non-operating property which is excluded from these numbers.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.  We made no property acquisitions in 2012 or 2011.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2012, 2011 and 2010 we recorded non-cash impairment charges of approximately $98.1 million, $92.8 million and $82.7 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, undivided tenant-in-common (“TIC”) interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recorded non-cash impairment charges of approximately $0.3 million and $5.1 million, respectively, related to the impairment of our investments in unconsolidated entities.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition and sales price for each property, the estimated future cash flows of each property during our estimated ownership period, and for unconsolidated investments, the estimated future distributions from the investment.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments which could be material to our financial statements.

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

Overview
On August 31, 2012, we entered into the Self-Management Transaction, and as a result we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors. In particular, we have hired personnel previously employed by affiliates of Behringer Advisors. Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except as it related to the development and construction financing of Two BriarLake Plaza). We continue to purchase certain services from Behringer Advisors on a transitional basis, such as human resources, shareholder services and information technology. HPT Management continues to provide property management services for our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however, our agreement was amended to, among other things, provide us with the ability in the future to obtain the right to hire their employees providing property management functions on our behalf subject to certain conditions. We anticipate that the Self-Management Transaction will result in substantial cost savings, net of the increase in direct employee costs, primarily from the fact that we are no longer required to pay asset management fees to Behringer Advisors.

At December 31, 2012 we owned interests in 50 operating properties with approximately 20.2 million rentable square feet.  At December 31, 2011, we owned interests in 57 operating properties with approximately 22.0 million rentable square feet.  During the year ended December 31, 2012 we disposed of seven properties, which included two TIC investment properties, and as of December 31, 2012, we had one property held for sale.   During the year ended December 31, 2011 we had one non-operating property that became fully leased and became classified as an operating property, and we disposed of nine properties.
Adverse economic conditions have impacted and continue to impact our business, results of operations and financial condition. As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. Our earnings have been and continue to be negatively impacted by a decline of our rental revenue, which has occurred as a result of (1) a decrease in rental rates for new leases which have been less than the rates for previous leases in certain of our markets, (2) the significant tenant concessions we provide in connection with leases, and (3) a decline in our overall portfolio occupancy as compared to late 2008.  As a result of the deterioration of our rental revenue, we have operated, and continue to operate, under a strategic plan that includes, conserving cash, refinancing or restructuring debt, strategically selling assets, leasing space to increase occupancy and pursuing property and company level capital and other strategic opportunities.

Cash Conservation.  At December 31, 2012, we had cash and cash equivalents of approximately $9.7 million and restricted cash of approximately $78.2 million.  Restricted cash includes restricted money market accounts, as required by our lenders or under certain lease agreements, which may be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance. As of December 31, 2012, we had approximately $127.9 million of available borrowings under our revolving line of credit of which approximately $18.1 million may only be used for leasing and capital expenditures at the collateral properties under our credit facility agreement. Given the approximate $54.7 million of commitments we have as of December 31, 2012, for future tenant improvements and leasing commissions, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases that we may realize from strategic asset sales and draws under our credit facility. Over the last few years, in order to conserve cash, we have reduced and then suspended paying distributions and limited and then suspended share redemptions in comparison to amounts funded in 2008. We have also re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital.
Refinance and Restructure Debt. Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred. Excluding debt that has an accelerated maturity because it is in default, we have approximately $206.5 million and $244.1 million of debt maturing in 2013 and 2014, respectively. However, certain loans maturing in those periods will likely require additional equity to be invested in the collateralized property upon refinancing, such as our One Financial Place property in Chicago, Illinois. The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our initial long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions. In those cases where we believe the value of a property is not likely to recover, our board of directors has decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements. See “Liquidity and Capital Resources - Notes Payable” for a more detailed discussion. We are in active negotiations with certain lenders, and we believe that some of these loans may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying the properties to the lender.
Strategic Asset Sales. In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we have limited or no equity in the particular property, when we believe the projected returns on our invested equity do not justify further investment or when we believe the equity in a property can be redeployed within the portfolio in order to achieve better returns or other strategic goals. For example, in 2012 we sold three consolidated properties and a TIC investment property which resulted in combined cash proceeds of approximately $132.4 million net of any loan assumptions.
Leasing. Leasing continues to be a key area of focus for us. In certain markets, we continue to experience an increased level of concessions required to acquire a new tenant, including a combination of free rent, tenant improvement allowances, lower rental rates, or other financial incentives. Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions. If these trends continue, we expect the decline in our property net operating income to continue.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 50 properties are comprised of approximately 20.2 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 18.9 million rentable square feet.

During the year ended December 31, 2012, expiring leases comprised approximately 2.7 million square feet.  We executed renewals, expansions and new leases totaling approximately 2.8 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.73 per square foot per year, or 5%. During the year ended December 31, 2011, expiring leases comprised approximately 4.0 million square feet, and we executed renewals, expansions and new leases totaling approximately 3.9 million square feet at weighted average net rental rates that were approximately $1.16 per square foot per year, or 7%, lower than expiring rents.

The weighted average leasing costs for renewals, expansions and new leases executed in the year ended December 31, 2012 was approximately $29.45 per square foot as compared to approximately $26.64 per square foot for the year ended December 31, 2011. The weighted average lease term for renewals, expansions and new leases executed in the year ended December 31, 2012 was approximately 6.5 years as compared to approximately 6.8 years for the year ended December 31, 2011.

During the year ended December 31, 2012, renewals were approximately 1.4 million square feet with weighted average leasing costs of approximately $19.17 per square foot and a weighted average lease term of approximately 5.1 years. Expansions were approximately 0.6 million square feet with weighted average leasing costs of approximately $38.67 per square foot and a weighted average lease term of approximately 8.0 years. New leases totaled approximately 0.8 million square feet with weighted average leasing costs of approximately $40.29 per square foot and a weighted average lease term of approximately 7.7 years. During the year ended December 31, 2012, our lease renewals represented 55% of expiring leases and 52% of expiring square feet.

Our portfolio occupancy was 86% at December 31, 2012 as compared to 84% at December 31, 2011. We have approximately 1.7 million square feet of scheduled lease expirations in 2013. We will continue to focus on leasing with the objective of increasing occupancy as we seek to overcome lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

Property and Company Level Capital Sources.  We believe that the value for most of our properties may be increased by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital.  For example, in January 2013, we completed a joint venture arrangement with a third party for our Paces West property that provided the necessary capital to restructure the property’s debt while retaining a 10% ownership interest, and in October 2011 we obtained a $340.0 million credit facility. Obtaining additional property or company level capital may result, however, in significant dilution of our interest in a property or our existing stockholders’ equity interests.

Other Strategic Opportunities. Although our primary purpose for conserving cash, strategically selling certain assets and identifying other property and company level capital sources is to have the necessary capital resources available for leasing space in our portfolio, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive. For example, in July 2012 we commenced development of Two BriarLake Plaza, a 333,000 square foot Class A commercial office building in the Westchase district of Houston, Texas, because we believe it will be accretive.

 If market conditions stabilize or improve and we are successful with our efforts under our strategic plan, we believe we can achieve the following three important objectives for our stockholders: (1) increase our estimated value per share; (2) increase distributable cash flow; and (3) provide liquidity to our stockholders. Our management continues to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

Results of Operations

During 2012, we disposed of five consolidated properties, and as of December 31, 2012, we had one consolidated property held for sale.  During 2011 and 2010, we disposed of nine and seven consolidated properties, respectively. The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2012, 2011 and 2010, and are excluded from the discussions below.

Year ended December 31, 2012 as compared to the year ended December 31, 2011

Rental Revenue.  We generated rental revenue from our consolidated real estate properties for the year ended December 31, 2012 of approximately $437.2 million as compared to approximately $454.0 million for the year ended December 31, 2011.  The $16.8 million decrease was primarily attributable to a decrease of approximately $6.8 million related to the deconsolidation of 200 South Wacker as a result of a partial sale in 2011, a decrease in net above- and below-market lease adjustments of approximately $6.1 million, primarily related to 2011 early lease terminations, a decrease in lease termination fee income of approximately $6.0 million, a decrease in the straight-line rent adjustment of approximately $2.8 million and a decrease in tenant recovery income of approximately $3.1 million.  These decreases were partially offset by an increase in revenue of approximately $6.9 million primarily due to an increase in revenue from our property leases.

Property Operating Expenses. Property operating expenses from our consolidated properties for the year ended December 31, 2012 were approximately $134.1 million as compared to approximately $137.1 million for the year ended December 31, 2011. The $3.0 million decrease was primarily attributable to a decrease of approximately $2.6 million related to the 2011 deconsolidation of 200 South Wacker, a decrease of approximately $2.3 million in utility costs, and a decrease of approximately $1.1 million in repairs and maintenance, partially offset by increases of approximately $1.4 million in bad debt expense and approximately $1.0 million in engineering costs.

Interest Expense.  Interest expense for the year ended December 31, 2012 was approximately $129.1 million as compared to approximately $132.5 million for the year ended December 31, 2011 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, credit facility and interest rate cap and swap agreements.  The $3.4 million decrease from prior year was primarily a result of a decrease of approximately $3.5 million due to the deconsolidation of 200 South Wacker and a decrease in interest expense of approximately $2.1 million primarily due to lower principal borrowings, partially offset by an increase in amortization of deferred financing fees of approximately $2.2 million due to fees incurred related to new borrowings entered into during the second half of 2011.

Real Estate Taxes.  Real estate taxes for our consolidated real estate properties for the year ended December 31, 2012 were approximately $62.5 million as compared to approximately $60.2 million for the year ended December 31, 2011.  The $2.3 million increase primarily resulted from approximately $1.1 million in lower property tax refunds received in 2012 as compared to 2011 and a $1.5 million increase in expense primarily due to higher property tax rates and value assessments at certain properties, partially offset by a decrease of approximately $0.4 million related to the deconsolidation of 200 South Wacker.

Property Management Fees. Property management fees for both our consolidated real estate properties and TIC investments for the year ended December 31, 2012 were approximately $12.8 million as compared to approximately $13.2 million for the year ended December 31, 2011.  The $0.4 million decrease is comprised of a decrease of approximately $0.3 million primarily due to lower rooftop management fees and a decrease of approximately $0.1 million due to the deconsolidation of 200 South Wacker.

Asset Management Fees. Asset management fees, net of amounts waived, for both our consolidated real estate properties and TIC investments for the year ended December 31, 2012 were approximately $9.8 million as compared to approximately $17.8 million for the year ended December 31, 2011.  Behringer Advisors waived approximately $5.7 million in asset management fees in the year ended December 31, 2012 as compared to approximately $6.2 million waived in the year ended December 31, 2011.  The $8.0 million decrease in asset management fees was primarily attributable to becoming self-managed and no longer paying asset management fees to Behringer Advisors, effective as of August 31, 2012.

Asset Impairment Losses.  Asset impairment losses for the year ended December 31, 2012 were approximately $97.3 million for seven consolidated properties as compared to approximately $33.3 million for the year ended December 31, 2011 for four consolidated properties and an investment in an unconsolidated entity.  These impairment losses were primarily related to properties assessed for impairment primarily due to changes in management’s estimates of intended hold periods.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2012 were approximately $15.5 million as compared to approximately $10.8 million for the year ended December 31, 2011  and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and prior to August 31, 2012, reimbursement of certain expenses of Behringer Advisors incurred before we became self-managed. After August 31, 2012, we incurred new expenses that had previously been paid by Behringer Advisors, such as payroll costs. The increase of approximately $4.7 million is primarily due to approximately $2.5 million of payroll costs and $2.3 million in costs associated with evaluating and negotiating the Self-Management Transaction that became effective August 31, 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense from each of our consolidated real estate properties for the year ended December 31, 2012 was approximately $188.2 million as compared to approximately $201.9 million for the year ended December 31, 2011.  The $13.7 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $10.9 million primarily due to higher lease intangible amortization in 2011 resulting from early lease terminations and lower depreciable asset values due to asset impairments. In addition, approximately $2.8 million of the decrease was due to the 2011 deconsolidation of 200 South Wacker.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the year ended December 31, 2012 was approximately $0.2 million as compared to approximately $1.0 million for the year ended December 31, 2011.  The 2012 gain relates to the foreclosure on our former TIC interest investment in the St. Louis Place property. The 2011 gain is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010. The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount, and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the year ended December 31, 2012 was earnings of approximately $1.7 million as compared to a loss of approximately $2.3 million for year ended December 31, 2011 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $4.0 million change is primarily related to a 2011 impairment loss of approximately $3.0 million recorded at St. Louis Place, our former TIC investment property, and an approximate $1.0 million increase in 2012 earnings primarily related to increased revenue at the Wanamaker Building.

Gain on Sale or Transfer of Assets.  Gain on sale or transfer of assets was approximately $8.1 million for the year ended December 31, 2012 and was primarily related to the sale of our TIC interest in Alamo Plaza.  Gain on sale or transfer of assets was approximately $1.4 million for the year ended December 31, 2011 and was primarily related to our sale of 200 South Wacker to a joint venture in which we hold an ownership interest.

Year ended December 31, 2011 as compared to the year ended December 31, 2010

Rental Revenue.  We generated rental revenue from our consolidated real estate properties for the year ended December 31, 2011 of approximately $454.0 million as compared to approximately $462.2 million for the year ended December 31, 2010.  The $8.2 million decrease was primarily attributable to decreases in tenant rental income of approximately $10.1 million primarily related to free rent, reduced rental rates and lower occupancy as compared to the prior year; a decrease of approximately $9.7 million related to the 2011 deconsolidation of 200 South Wacker; a decrease in tenant recovery income of approximately $1.3 million; and a decrease in other income of approximately $2.8 million.  These decreases were partially offset by a favorable increase in net above- and below-market lease adjustments of approximately $4.5 million primarily as a result of an early lease termination of a below-market lease at our Bank of America Plaza property, an increase in straight-line rent adjustments of approximately $8.2 million as a result of increased leasing and an increase in lease termination fee income of approximately $3.0 million.

Property Operating Expenses. Property operating expenses from our consolidated real estate properties for the year ended December 31, 2011 were approximately $137.1 million as compared to approximately $143.5 million for the year ended December 31, 2010. The $6.4 million decrease was primarily attributable to a decrease of approximately $3.1 million related to the 2011 deconsolidation of 200 South Wacker, a decrease of approximately $1.9 million in utility costs, a decrease of approximately $1.1 million in bad debt expense and a decrease in other expenses of approximately $0.3 million.

Interest Expense.  Interest expense for the year ended December 31, 2011 was approximately $132.5 million as compared to approximately $140.4 million for the year ended December 31, 2010 and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC interest investments, credit facility and interest rate swap agreements.  The $7.9 million decrease from prior year was primarily a result of overall decreased principal borrowings resulting in a decrease of approximately $8.4 million and a decrease of approximately $2.7 million due to the deconsolidation of 200 South Wacker, partially offset by a decrease in interest capitalized of approximately $3.2 million.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the year ended December 31, 2011 were approximately $60.2 million as compared to approximately $61.0 million for the year ended December 31, 2010.  The $0.8 million decrease was comprised of a decrease of approximately $0.9 million related to the deconsolidation of 200 South Wacker, partially offset by an increase of approximately $0.1 million in 2011 as compared to 2010 primarily resulting from higher property tax rates and value assessments at certain properties.

Property Management Fees. Property management fees for both our consolidated real estate properties and TIC investments for the year ended December 31, 2011 were approximately $13.2 million as compared to approximately $14.1 million for the year ended December 31, 2010.  The $0.9 million decrease is comprised of a decrease of approximately $0.5 million primarily due to lower property revenue and a decrease of approximately $0.4 million due to the deconsolidation of 200 South Wacker.

Asset Management Fees. Asset management fees, net of amounts waived, for both our consolidated real estate properties and TIC investments for the year ended December 31, 2011 were approximately $17.8 million as compared to approximately $16.5 million for the year ended December 31, 2010.  Behringer Advisors waived approximately $6.2 million in asset management fees in the year ended December 31, 2011 as compared to $8.9 million waived in the year ended December 31, 2010. The $1.3 million increase in asset management fees was primarily attributable to a larger portion of the total 2010 asset management fees being allocated to properties that are included in discontinued operations. The portion of our asset management fees waived was allocated pro rata to all of our properties.

Asset Impairment Losses.  Asset impairment losses for the year ended December 31, 2011 were approximately $33.3 million for four consolidated properties and an investment in an unconsolidated entity as compared to approximately $5.1 million for the year ended December 31, 2010 for an investment in an unconsolidated entity.  The $28.2 million increase is due to approximately $33.1 million in increased impairment losses in 2011 as compared to 2010 related to our consolidated real estate properties. These impairment losses were related to assets assessed for impairment primarily due to changes in management’s estimates of intended hold periods.  This increase was partially offset by approximately $4.9 million in reduced impairment losses in 2011 as compared to 2010 related to changes in the estimated fair value of investments in unconsolidated entities.

Goodwill Impairment Losses. In connection with the May 17, 2010 estimation of value of our outstanding common stock, we evaluated our goodwill for impairment between annual tests and determined that the implied fair value of goodwill was equal to zero; therefore, approximately $11.5 million was recorded as a goodwill impairment loss during 2010.  During 2011 we had no goodwill or indefinite lived assets.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2011 were approximately $10.8 million as compared to approximately $10.0 million for the year ended December 31, 2010 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of Behringer Advisors.  The $0.8 million increase was primarily a result of increases in business and franchise taxes.

Depreciation and Amortization Expense. Depreciation and amortization expense from each of our consolidated properties for each of the years ended December 31, 2011 and December 31, 2010 was approximately $201.9 million. There was a $3.2 million decrease in depreciation and amortization expense due to the 2011 deconsolidation of 200 South Wacker, offset by a $3.2 million increase primarily due to increased amortization due to early lease terminations in 2011.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the year ended December 31, 2011 was approximately $1.0 million as compared to approximately $9.1 million for the year ended December 31, 2010. Each of these gains is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010.  The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount, and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

Benefit (Provision) for Income Taxes.  We had a benefit from income taxes of approximately $0.6 million for the year ended December 31, 2011 as compared to a provision for income taxes of approximately $2.8 million for the year ended December 31, 2010.  The $3.4 million change primarily relates to approximately $1.8 million of federal net operating loss carryovers that are no longer available to us and were expensed in 2010, greater valuation allowances for certain state and local deferred tax assets in 2010 as compared to 2011 of approximately $0.9 million and an increase of approximately $0.7 million in other state and local tax benefit.

 Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the year ended December 31, 2011 was a loss of approximately $2.3 million as compared to earnings of approximately $1.0 million for year ended December 31, 2010 and was comprised of our share of equity in the earnings of unconsolidated investments.  The $3.3 million decrease is primarily related to an impairment loss recorded at St. Louis Place, our former TIC investment property, in the year ended December 31, 2011.

Gain on Sale or Transfer of Assets.  Gain on sale or transfer of assets was approximately $1.4 million for the year ended December 31, 2011 and was primarily related to our sale of 200 South Wacker to a joint venture in which we hold an ownership interest.  We had no gain on sale or transfer of assets for the year ended December 31, 2010.

Cash Flow Analysis

During 2012, we disposed of five consolidated properties, and as of December 31, 2012, we had one consolidated property held for sale.  During 2011 and 2010, we disposed of nine and seven consolidated properties, respectively. The discussions below include cash flows from both our continuing and discontinued operations.

Year ended December 31, 2012 as compared to year ended December 31, 2011

Cash flows provided by operating activities were approximately $48.5 million for the year ended December 31, 2012 compared to approximately $2.4 million for the year ended December 31, 2011.  The $46.1 million increase in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $28.3 million more net cash inflows from working capital assets and liabilities in 2012 compared to 2011; (2) the factors discussed in our analysis of results of operations for the year ended December 31, 2012 as compared to December 31, 2011, which resulted in approximately $5.2 million more cash received from the results of our consolidated real estate property operations, net of interest expense, asset management fees and general and administrative expenses; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $12.6 million.

Cash flows provided by investing activities for the year ended December 31, 2012 were approximately $85.0 million and were primarily comprised of proceeds from the sale of properties of approximately $132.4 million and a change in restricted cash of approximately $21.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $69.4 million. During the year ended December 31, 2011, cash flows provided by investing activities were approximately $129.0 million and were primarily comprised of proceeds from the sale of properties of approximately $183.0 million and proceeds from notes receivable of approximately $10.4 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $58.6 million and purchases of real estate and investments in unconsolidated entities of approximately $5.1 million.

Cash flows used in financing activities for the year ended December 31, 2012 were approximately $135.8 million and were comprised primarily of payments on notes payable of approximately $147.5 million, distributions to our common stockholders of approximately $16.7 million, and redemptions of common stock of approximately $4.1 million, partially offset by proceeds from notes payable of approximately $34.5 million.  During the year ended December 31, 2011, cash flows used in financing activities were approximately $258.5 million and were comprised primarily of payments on notes payable of approximately $780.9 million, distributions to our common stockholders of approximately $16.3 million, payment of financing costs of approximately $14.3 million, and redemptions of common stock of approximately $4.3 million, partially offset by proceeds from notes payable of approximately $557.5 million.

Year ended December 31, 2011 as compared to year ended December 31, 2010

Cash flows provided by operating activities totaled approximately $2.4 million for the year ended December 31, 2011 compared to approximately $49.3 million for the year ended December 31, 2010.  The reduction in cash flows provided by operating activities of approximately $46.9 million is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2011 compared to December 31, 2010, including approximately $10.4 million less cash received from the net of the results of our consolidated real estate property operations, interest expense, asset management fees and general and administrative expenses; (2) increases in cash paid for lease commissions and other lease intangibles of approximately $9.9 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $26.6 million more in net cash outflows from working capital assets and liabilities in 2011 compared to 2010.

Cash flows provided by investing activities for the year ended December 31, 2011 were approximately $129.0 million and were primarily comprised of proceeds from the sale of discontinued operations of approximately $183.0 million and proceeds from notes receivable of approximately $10.4 million. These proceeds were partially offset by monies used to fund capital expenditures for existing real estate of approximately $58.6 million and purchases of real estate and investments in unconsolidated entities of approximately $5.1 million.  During the year ended December 31, 2010, cash flows provided by investing activities were approximately $33.5 million and were primarily comprised of proceeds from the sale of properties of approximately $55.3 million and approximately $27.3 million in proceeds from the change in restricted cash, partially offset by monies used to fund capital expenditures for existing real estate of approximately $44.0 million and capital expenditures for real estate development of approximately $6.6 million.

Cash flows used in financing activities for the year ended December 31, 2011 were approximately $258.5 million and were comprised primarily of payments on notes payable of approximately $780.9 million, distributions to our common stockholders of approximately $16.3 million, payment of financing costs of approximately $14.3 million, and redemptions of common stock of approximately $4.3 million, partially offset by proceeds from notes payable of approximately $557.5 million. During the year ended December 31, 2010, cash flows used in financing activities were approximately $123.3 million and were comprised primarily of payments on notes payable of approximately $83.2 million, distributions to our common stockholders of approximately $30.4 million, redemptions of common stock of approximately $7.2 million and distributions to noncontrolling interests of approximately $2.2 million.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper on Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property which we may not recover.

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

(5)
impairment charges on real estate related assets to the extent not already excluded from net income in the calculation of FFO, such as impairments of non-depreciable properties, loans receivable, and equity and debt investments;

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•
Acquisition fees and expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. GAAP requires acquisition costs related to business combinations and investments be expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to Behringer Advisors or third parties.

•
Adjustments for straight line rents and amortization of discounts and premiums on debt investments.  In the application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than the underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

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

•
Impairment charges and gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting.  Each of these items relates to a fair value adjustment, which, in part, is based on the impact of current market fluctuations and underlying assessments of general market conditions, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because in most circumstances GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

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

FFO or MFFO should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.  Additionally, the exclusion of impairments limits the usefulness of FFO and MFFO as historical operating performance measures since an impairment charge indicates that operating performance has been permanently affected.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.  Both FFO and MFFO are non-GAAP measurements and should be reviewed in connection with other GAAP measurements.  Our FFO attributable to common stockholders and MFFO attributable to common stockholders as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT or IPA definitions or that interpret those definitions differently.

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the years ended December 31, 2012, 2011 and 2010, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.  Beginning in 2011, our presentation of FFO attributable to common stockholders was modified to exclude impairment of depreciable real estate assets consistent with “Updated Guidance on Reporting FFO: Write-Downs for Impairment” as published by NAREIT on October 31, 2011, with further guidance published on November 4, 2011 and January 6, 2012, and our definition of MFFO was modified to be consistent with the definition established by the IPA.  Prior to these modifications, our primary adjustments to FFO attributable to common stockholders in arriving at MFFO attributable to common stockholders included acquisition expenses, impairment charges and fair value adjustments for derivatives not qualifying for hedge accounting.  All periods presented have been modified to reflect these changes.

The table below is presented in thousands, except per share amounts:

	Year Ended December 31,
	2012	2011	2010
Net loss	$(152,361)	$(181,875)	$(231,228)
Net loss attributable to noncontrolling interests	260	425	729
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	194,908	221,169	238,944
Real estate depreciation and amortization from unconsolidated properties	7,021	7,447	7,027
Impairment of depreciable real estate assets (2)	98,050	96,066	87,825
Gain on sale of depreciable real estate	(28,213)	(18,086)	(2,920)
Noncontrolling interests share of above adjustments	(1,152)	(1,241)	(1,390)
FFO attributable to common stockholders	$118,513	$123,905	$98,987

Impairment of goodwill	—	—	11,470
Fair value adjustments to derivatives	—	—	(193)
Acquisition expenses	—	238	—
Straight-line rent adjustment	(17,263)	(25,498)	(14,383)
Amortization of above- and below-market rents, net	(12,507)	(18,823)	(12,323)
Gain on troubled debt restructuring	(35,622)	(38,911)	(23,539)
Noncontrolling interests share of above adjustments	94	122	58
MFFO attributable to common stockholders	$53,215	$41,033	$60,077

Weighted average common shares outstanding - basic	298,372	296,351	294,241
Weighted average common shares outstanding - diluted (3)	298,372	296,365	294,241

Net loss per common share - basic and diluted (3)	$(0.51)	$(0.61)	$(0.78)
FFO per common share - basic and diluted	$0.40	$0.42	$0.34
MFFO per common share - basic and diluted	$0.18	$0.14	$0.20
____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.

FFO attributable to common stockholders for the year ended December 31, 2012 was approximately $118.5 million as compared to approximately $123.9 million for the year ended December 31, 2011, a decrease of approximately $5.4 million.  The decrease in FFO attributable to common stockholders is primarily comprised of a decrease of approximately $6.1 million due to lower rental rates on leasing activity at the properties included in continuing operations, a decrease in lease termination fees of approximately $6.0 million, an increase in general and administrative expenses, primarily as a result of our becoming self-managed in 2012, of approximately $4.7 million and a decrease of approximately $0.8 million in gain on troubled debt restructuring. The decrease is partially offset by a decrease in asset management fees as a result of our becoming self-managed in 2012 of approximately $7.9 million and a decrease of approximately $7.6 million due to the disposition of properties included in discontinued operations.

MFFO attributable to common stockholders for the year ended December 31, 2012 was approximately $53.2 million as compared to approximately $41.0 million for the year ended December 31, 2011, an increase of approximately $12.2 million. The increase in MFFO attributable to common stockholders is primarily comprised of an increase of approximately $15.8 million due to the disposition of properties included in discontinued operations and a decrease in asset management fees as a result of our becoming self-managed in 2012 of approximately $7.9 million.  The increase was partially offset by a decrease in lease termination fees of approximately $6.0 million and an increase in general and administrative expenses, primarily as a result of our becoming self-managed in 2012, of approximately $4.7 million.

FFO attributable to common stockholders for the year ended December 31, 2011 was approximately $123.9 million as compared to approximately $99.0 million for the year ended December 31, 2010, an increase of approximately $24.9 million.  The increase in FFO attributable to common stockholders is primarily comprised of an increase of approximately $11.0 million due to the disposition of properties included in discontinued operations, a decrease of approximately $11.5 million due to impairment of goodwill losses in 2010 that were not incurred in 2011 and lower interest expense in continuing operations of approximately $7.1 million due to principal paydowns on debt and lower interest rates obtained in debt refinancings.  The increase is partially offset by a decrease in troubled debt restructuring of approximately $8.1 million.

MFFO attributable to common stockholders for the year ended December 31, 2011 was approximately $41.0 million as compared to approximately $60.1 million for the year ended December 31, 2010, a decrease of approximately $19.1 million.  The decrease in MFFO attributable to common stockholders is primarily comprised of a decrease of approximately $17.5 million due to the disposition of properties included in discontinued operations and a decrease of approximately $9.0 million due to a reduction in occupancy and lower rental rates on leasing activity, including significant free rent concessions, at the properties included in continuing operations.  The decrease is partially offset by approximately $7.3 million in lower interest incurred in continuing operations as a result of principal paydowns on debt and lower interest rates obtained in debt refinancings.

Liquidity and Capital Resources

General

Our business requires continued access to capital to fund our needs. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties, including commitments for future tenant improvements and repaying or refinancing our outstanding indebtedness. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our credit facility will be challenging and is planning accordingly. We anticipate that becoming self-managed, effective August 31, 2012, will result in substantial cost savings. In particular, we anticipate annual savings in the range of approximately $10.0 million to $12.0 million beginning in 2013. The anticipated cost savings result primarily from the fact that we will no longer be required to pay asset management fees to Behringer Advisors. There is no assurance, however, that these savings will be realized. On December 19, 2012, our board of directors made a determination to suspend all distributions and redemptions until further notice. This is expected to result in annual cash savings in excess of $20.0 million.

Current Liquidity

As of December 31, 2012, we had cash and cash equivalents of $9.7 million and restricted cash of approximately $78.2 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our 2013 liquidity requirements to be approximately $433.8 million. At current operating levels, we anticipate that revenue from our properties over the same period will generate approximately $390.6 million and the remainder of our 2013 liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties. We will also need to generate additional funds for long-term liquidity requirements.

Liquidity Strategies

Our expected actual and potential liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from our available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from asset dispositions, proceeds received from contributing existing assets to joint ventures and proceeds from public or private issuances of debt or equity securities.

One of our liquidity strategies is to sell or otherwise dispose of certain properties. We believe that selling or otherwise disposing of certain properties located in non-core markets and certain other non-strategic properties can help us to either (1) generate cash when we believe the property being disposed has equity value above the mortgage debt, or (2) preserve cash through the sale or other disposition of properties with negative cash flow or other potential near-term cash outlay requirements. In 2012, we sold three consolidated properties and a TIC investment property resulting in combined net proceeds of approximately $132.4 million, net of any loan assumptions. In addition, in 2012 we disposed of three additional properties (each of which was troubled) pursuant to foreclosures. There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.
We may seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. For example, we completed a joint venture arrangement with a third party for our Paces West property in January 2013 that provided the necessary capital to restructure the property’s debt. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.
We are exploring opportunities and working with various entities to generate both property level and company level capital. There is, however, no assurance that we will be able to realize any capital from these initiatives.

Notes Payable

Our notes payable was approximately $2.1 billion and $2.4 billion in principal amount at December 31, 2012 and 2011, respectively. As of December 31, 2012, all of our debt is fixed rate debt, with the exception of $368.3 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At December 31, 2012, the stated annual interest rates on our notes payable ranged from 3.10% to 9.80%, with an effective weighted average interest rate of approximately 5.53%.  For each of our loans that are in default, as detailed below, we incur default interest rates that are 400 to 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.77%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2012, we were in default on four non-recourse property loans with a combined outstanding balance of approximately $110.2 million secured by seven of our properties, including two properties for which receivers have been appointed.  We believe each of these loans may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  As of December 31, 2012, we were also in default on the approximate $16.4 million non-recourse property loan secured by 600 & 619 Alexander Road. The property and related debt are classified as assets and obligations associated with real estate held for sale, respectively, at December 31, 2012. On February 15, 2013, this property was sold to an unaffiliated third party, and the proceeds were used to fully satisfy the related debt at a discount. At December 31, 2012, other than the defaults discussed above, we believe we were in compliance with the debt covenants under each of our other loan agreements.

At December 31, 2012, our notes payable had maturity dates that range from August 2013 to August 2021.  We have approximately $110.2 million of non-recourse loans secured by seven of our properties in default with scheduled maturity dates after 2013, but we have received notification from the lenders demanding immediate payment.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility. The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate,” (ii) 0.5% above the Federal Funds Effective Rate or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin. The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%. In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of December 31, 2012, the term loan was fully funded and approximately $8.3 million was outstanding under the revolving line of credit. As of December 31, 2012, we had approximately $127.9 million of available borrowings under our revolving line of credit of which approximately $18.1 million may only be used for leasing and capital expenditures at the Collateral Properties. As of December 31, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was approximately 3.63%.

Troubled Debt Restructuring

In 2010, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of KeyBank Center and One Financial Plaza to the associated lenders. These transactions were each accounted for as a full settlement of debt. We also sold 222 Bloomingdale, and the associated lender agreed to accept a discounted payoff as full settlement of the debt. Finally, we completed a discounted purchase through a wholly-owned subsidiary of the note associated with our 1650 Arch Street property.

In 2011, pursuant to foreclosures or deeds-in-lieu of foreclosure, we transferred ownership of Executive Park, Grandview II and Resurgens Plaza to the associated lenders.  These transactions were each accounted for as a full settlement of debt. We also sold 1300 Main which was held in receivership at the date of sale, and the proceeds were used to fully settle the related debt at a discount.

In 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and 17655 Waterview and our ownership interest in St. Louis Place to the associated lenders. These transactions were each accounted for as a full settlement of debt.

For the years ended December 31, 2012, 2011 and 2010, the above transactions resulted in gain on troubled debt restructuring of approximately $35.6 million, $38.9 million and $23.5 million, respectively, which was equal to approximately $0.12, $0.13 and $0.08 in earnings per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and on December 19, 2012, the board of directors made a determination to suspend all redemptions until further notice.

During the quarter ended December 31, 2012, we redeemed 219,949 shares, which represents a pro rata portion of the 1,179 exceptional redemption requests received as of the November 30, 2012 redemption date.  The price of the shares redeemed during the quarter was $4.64 per share.  Requests to redeem a total of 2,978,664 shares of common stock for the period were received.  Because the total shares requested for redemption exceeded the limit set by our board for the period, we fulfilled the requests pro rata, and accordingly requests to redeem 2,758,715 shares were not fulfilled.  We have not kept a record of ordinary redemption requests received since March 2009 and have not kept, and will not keep going forward, a record of redemption requests received since the December 2012 suspension of redemptions.  If the board of directors determines at a later time that circumstances permit the share redemption program to resume, we will communicate the pertinent information regarding the share redemption program to all stockholders at that time.  Cash amounts paid to stockholders for redemption requests during the year ended December 31, 2012 were approximately $4.1 million for redemption of 879,877 shares and were funded from cash on hand.  Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status. From May 2010 to November 2012 the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.5% based on the December 2012 estimated valuation of $4.01 per share. On December 19, 2012, the board of directors approved the suspension of monthly distribution payments to stockholders. Given the costs resulting from our recent leasing efforts, the anticipated cost of increasing our occupancy and the upcoming refinancing of our One Financial Place property in Chicago, Illinois, that will likely require additional equity, the board of directors believed it was prudent to preserve capital and protect the Company’s financial position by eliminating distributions.

The total distributions paid to common stockholders for the years ended December 31, 2012 and 2011 were approximately $29.8 million and $29.6 million, respectively.  Of the distributions paid to common stockholders for the years ended December 31, 2012 and 2011, approximately $13.1 million and $13.3 million, respectively, were reinvested in shares of our common stock pursuant to our DRP.  We thus used net cash of approximately $16.7 million and $16.3 million to fund the distributions for these periods.  For the years ended December 31, 2012 and 2011, cash provided by operating activities was approximately $48.5 million and $2.4 million, respectively.  For the year ended December 31, 2012, cash flows provided by operating activities exceeded net cash distributions paid to common stockholders by approximately $31.8 million.  For the year ended December 31, 2011 net cash distributions paid to common stockholders exceeded cash flows provided by operating activities by approximately $13.9 million.

The following are the distributions paid and declared to our common stockholders, and the net loss, FFO, and MFFO attributable to common stockholders during the years ended December 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	Distributions Paid to Common Stockholders			Distributions Declared to Common Stockholders per Share (1)	Total Distributions Declared to Common Stockholders	Net Loss attributable to Common Stockholders	FFO attributable to Common Stockholders (2)	MFFO attributable to Common Stockholders (2)

	Cash	DRP	Total
2012
1st Quarter	$4,158	$3,278	$7,436	$0.025	$7,439	$(27,799)	$22,244	$7,520
2nd Quarter	4,172	3,275	7,447	0.025	7,452	(34,104)	20,137	13,288
3rd Quarter	4,192	3,267	7,459	0.025	7,465	(31,227)	21,880	15,394
4th Quarter	4,226	3,246	7,472	0.017	4,981	(58,971)	54,252	17,013
Total	$16,748	$13,066	$29,814	$0.092	$27,337	$(152,101)	$118,513	$53,215

2011
1st Quarter	$4,063	$3,323	$7,386	$0.025	$7,389	$(30,311)	$31,315	$11,373
2nd Quarter	4,066	3,333	7,399	0.025	7,404	(41,505)	20,739	13,396
3rd Quarter	4,083	3,327	7,410	0.025	7,414	(104,985)	18,820	7,535
4th Quarter	4,111	3,314	7,425	0.025	7,428	(4,649)	53,031	8,729
Total	$16,323	$13,297	$29,620	$0.100	$29,635	$(181,450)	$123,905	$41,033
 ____________
(1)             Distributions declared per share assumes the share was issued and outstanding as of the record date and is based on a declared monthly distribution rate of $0.0083 per share through November 2012.
(2)             Reconciliations of FFO and MFFO attributable to common stockholders to net loss are provided on page 44.  FFO or MFFO attributable to common stockholders should neither be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio. There is no assurance that distributions will be declared again in any future periods or at any particular rate.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have land that is subject to long-term ground leases, we lease space and office equipment for our corporate office, and we have tenant leasing related commitments.  The following table summarizes our primary contractual obligations as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Notes payable principal (1) (2)	$2,107,426	$227,373	$264,126	$459,778	$934,387	$130,021	$91,741
Notes payable principal on note associated with real estate held for sale	16,400	290	209	223	15,678	—	—
Interest expense (3)	373,790	116,230	101,817	79,434	47,878	7,604	20,827
Tenant improvement commitments	47,016	47,016	—	—	—	—	—
Leasing commission commitments	7,649	7,649	—	—	—	—	—
Leases	26,316	1,153	1,147	1,151	1,158	770	20,937
Total (4)	$2,578,597	$399,711	$367,299	$540,586	$999,101	$138,395	$133,505
____________
(1)    Excludes unamortized net discounts of less than $0.1 million.
(2)    As of December 31, 2012, we have received notification from the lenders of four non-recourse loans secured by seven properties demanding immediate payment of these loans, which are currently in default.  The table above reflects these loans using the original maturity dates.  If these loans were shown as payable as of January 1, 2013, the principal payments in 2013 would increase by approximately $108.3 million, while principal payments in 2014, 2015 and 2016 would decrease by approximately $1.4 million, $47.2 million and $59.7 million, respectively.
(3)    Includes interest on any variable interest rate debt at rates in effect at December 31, 2012.
(4) Excludes commitments related to our development of Two BriarLake Plaza since this construction contract is cancelable at any time with no future payments required.

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements but did expand our disclosures.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed or capped the interest rate on certain of our variable rate debt.

As of December 31, 2012, all of our approximate $2.1 billion debt is fixed rate debt, with the exception of approximately $368.3 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.9 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.1 million.

A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $2.6 million. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $0.7 million.

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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our President and Chief Financial Officer, evaluated as of December 31, 2012, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our internal controls, as of December 31, 2012, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees.  We have posted the policy on the website maintained for us at www.behringerharvard.com/reit1.  If in the future we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on the website maintained for us as necessary.

The remainder of the information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2013, which is expected to be filed with the Securities and Exchange Commission prior to April 26, 2013, and is incorporated herein by reference.

Item 11.                                                  Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2013, which is expected to be filed with the Securities and Exchange Commission prior to April 26, 2013, and is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2013, which is expected to be filed with the Securities and Exchange Commission prior to April 26, 2013, and is incorporated herein by reference.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2013, which is expected to be filed with the Securities and Exchange Commission prior to April 26, 2013, and is incorporated herein by reference.

Item 14.                                                  Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2013 which is expected to be filed with the Securities and Exchange Commission prior to April 26, 2013, and is incorporated herein by reference.

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

Behringer Harvard REIT I, Inc.

Dated:	March 7, 2013	By:	/s/ Scott W. Fordham
Scott W. Fordham
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2013	/s/ Scott W. Fordham
Scott W. Fordham
President and Chief Financial Officer
(Principal Executive and Financial Officer)

March 7, 2013	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

March 7, 2013	/s/ Robert S. Aisner
Robert S. Aisner
Director

March 7, 2013	/s/ Charles G. Dannis
Charles G. Dannis
Chairman of the Board and Director

March 7, 2013	/s/ M. Jason Mattox
M. Jason Mattox
Director

March 7, 2013	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 7, 2013	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard REIT I, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 7, 2013

Behringer Harvard REIT I, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Real estate
Land	$392,736	$438,079
Buildings and improvements, net	2,230,283	2,541,858
Real estate under development	5,950	—
Total real estate	2,628,969	2,979,937
Cash and cash equivalents	9,746	12,073
Restricted cash	78,166	100,580
Accounts receivable, net	111,950	105,953
Prepaid expenses and other assets	7,302	5,235
Investments in unconsolidated entities	52,948	71,280
Deferred financing fees, net	16,251	22,579
Lease intangibles, net	205,587	253,630
Other intangible assets, net	3,657	2,501
Assets associated with real estate held for sale	10,718	—
Total assets	$3,125,294	$3,553,768

Liabilities and equity

Liabilities
Notes payable	$2,107,380	$2,367,401
Accounts payable	1,652	1,114
Payables to related parties	1,398	1,397
Acquired below-market leases, net	51,218	68,778
Distributions payable	—	2,481
Accrued liabilities	135,072	130,897
Deferred tax liabilities	2,192	2,629
Other liabilities	17,914	17,080
Obligations associated with real estate held for sale	18,383	—
Total liabilities	2,335,209	2,591,777

Commitments and contingencies

Series A Convertible Preferred Stock	2,700	—

Equity
Preferred stock, $.0001 par value per share; 17,490,000 and 17,500,000 shares authorized at December 31, 2012 and 2011, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none and 1,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,191,861 and 297,255,771 shares issued and outstanding at December 31, 2012 and 2011, respectively	30	30
Additional paid-in capital	2,645,994	2,639,720
Cumulative distributions and net loss attributable to common stockholders	(1,862,591)	(1,683,153)
Accumulated other comprehensive loss	(1,676)	(905)
Stockholders’ equity	781,757	955,692
Noncontrolling interests	5,628	6,299
Total equity	787,385	961,991
Total liabilities and equity	$3,125,294	$3,553,768

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share and per share amounts)

	2012	2011	2010
Rental revenue	$437,197	$454,007	$462,223
Expenses
Property operating expenses	134,107	137,112	143,502
Interest expense	129,076	132,544	140,401
Real estate taxes	62,516	60,233	61,006
Property management fees	12,788	13,230	14,101
Asset management fees	9,842	17,787	16,470
Asset impairment losses	97,323	33,257	5,116
Goodwill impairment losses	—	—	11,470
General and administrative	15,480	10,828	9,988
Depreciation and amortization	188,216	201,896	201,873
Total expenses	649,348	606,887	603,927
Interest and other income	940	1,073	1,467
Gain on troubled debt restructuring	201	1,008	9,091
Loss from continuing operations before income taxes, equity in earnings (losses) of investments and gain on sale or transfer of assets	(211,010)	(150,799)	(131,146)
Benefit (provision) for income taxes	(62)	614	(2,783)
Equity in earnings (losses) of investments	1,725	(2,302)	954
Loss from continuing operations before gain on sale or transfer of assets	(209,347)	(152,487)	(132,975)
Discontinued operations
Income (loss) from discontinued operations	28,773	(47,474)	(101,173)
Gain on sale or transfer of discontinued operations	20,130	16,701	2,920
Income (loss) from discontinued operations	48,903	(30,773)	(98,253)
Gain on sale or transfer of assets	8,083	1,385	—
Net loss	(152,361)	(181,875)	(231,228)
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	330	380	586
Noncontrolling interests in discontinued operations	(70)	45	143
Net loss attributable to common stockholders	$(152,101)	$(181,450)	$(230,499)
Basic and diluted weighted average common shares outstanding	298,372,324	296,351,253	294,241,424
Basic and diluted income (loss) per common share:
Continuing operations	$(0.67)	$(0.51)	$(0.45)
Discontinued operations	0.16	(0.10)	(0.33)
Basic and diluted loss per common share	$(0.51)	$(0.61)	$(0.78)
Net income (loss) attributable to common stockholders:
Continuing operations	$(200,934)	$(150,722)	$(132,389)
Discontinued operations	48,833	(30,728)	(98,110)
Net loss attributable to common stockholders	$(152,101)	$(181,450)	$(230,499)
Comprehensive loss:
Net loss	$(152,361)	$(181,875)	$(231,228)
Other comprehensive income (loss):
Reclassification of unrealized loss on interest rate derivatives to earnings	—	—	1,440
Unrealized gain (loss) on interest rate derivatives	(772)	(906)	3,269
Total other comprehensive income (loss)	(772)	(906)	4,709
Comprehensive loss	(153,133)	(182,781)	(226,519)
Comprehensive loss attributable to noncontrolling interests	261	426	738
Comprehensive loss attributable to common stockholders	$(152,872)	$(182,355)	$(225,781)

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders
	Convertible Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value				Noncontrolling Interests	Total Equity

Balance at January 1, 2010	1	$—	292,494	$29	$2,612,961	$(1,190,133)	$(4,718)	$9,170	$1,427,309
Net loss	—	—	—	—	—	(230,499)	—	(729)	(231,228)
Reclassifications of unrealized loss on interest rate swaps to earnings	—	—	—	—	—	—	1,447	(7)	1,440
Unrealized gain on interest rate swaps	—	—	—	—	—	—	3,271	(2)	3,269
Redemption of common stock	—	—	(1,017)	—	(7,164)	—	—	—	(7,164)
Distributions declared	—	—	—	—	—	(51,436)	—	(2,185)	(53,621)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	3,799	—	26,506	—	—	—	26,506
Cost of share issuance	—	—	—	—	(13)	—	—	—	(13)
Balance at December 31, 2010	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498
Net loss	—	—	—	—	—	(181,450)	—	(425)	(181,875)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(905)	(1)	(906)
Redemption of common stock	—	—	(942)	—	(4,288)	—	—	—	(4,288)
Distributions declared	—	—	—	—	—	(29,635)	—	(53)	(29,688)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,922	1	13,296	—	—	—	13,297
Cost of share issuance	—	—	—	—	(11)	—	—	—	(11)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)
Balance at December 31, 2011	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991
Net loss	—	—	—	—	—	(152,101)	—	(260)	(152,361)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(771)	(1)	(772)
Redemption of common stock	—	—	(880)	—	(4,083)	—	—	—	(4,083)
Cancellation of convertible stock	(1)	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	(27,337)	—	(410)	(27,747)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,816	—	13,066	—	—	—	13,066
Cost of share issuance	—	—	—	—	(9)	—	—	—	(9)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	(2,700)	—	—	—	(2,700)
Balance at December 31, 2012	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities
Net loss	$(152,361)	$(181,875)	$(231,228)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	98,050	93,080	87,826
Goodwill impairment losses	—	—	11,470
Gain on sale or transfer of assets	(8,083)	(1,385)	—
Gain on sale or transfer of discontinued operations	(20,130)	(16,701)	(2,920)
Gain on troubled debt restructuring	(35,635)	(39,066)	(23,898)
(Gain) loss on derivatives	66	—	(193)
Depreciation and amortization	195,077	221,169	238,944
Amortization of lease intangibles	757	1,831	1,629
Amortization of above/below market rent	(11,741)	(18,110)	(11,850)
Amortization of deferred financing and mark-to-market costs	7,569	5,810	8,316
Equity in (earnings) losses of investments	(1,725)	2,302	(954)
Ownership portion of management fees from unconsolidated companies	446	—	—
Distributions from investments	581	567	934
Change in accounts receivable	(13,632)	(25,705)	(10,451)
Change in prepaid expenses and other assets	(1,945)	360	(1,131)
Change in lease commissions	(21,942)	(33,783)	(24,853)
Change in other lease intangibles	(2,508)	(3,291)	(2,300)
Change in other intangible assets	(1,445)	—	—
Change in accounts payable	436	(406)	(74)
Change in accrued liabilities	14,880	(3,499)	6,948
Change in other liabilities	1,469	1,885	2,742
Change in payables to related parties	350	(820)	351
Cash provided by operating activities	48,534	2,363	49,308

Cash flows from investing activities
Return of investments	2,278	780	899
Purchases of real estate	—	(1,035)	—
Investments in unconsolidated entities	(1,330)	(4,057)	—
Capital expenditures for real estate	(67,301)	(58,609)	(43,972)
Capital expenditures for real estate under development	(2,065)	—	(6,607)
Proceeds from notes receivable	—	10,355	643
Proceeds from sale of discontinued operations	111,142	89,998	55,271
Proceeds from sale of assets	21,235	92,982	—
Change in restricted cash	21,022	(1,374)	27,264
Cash provided by investing activities	84,981	129,040	33,498

Cash flows from financing activities
Financing costs	(1,550)	(14,273)	(225)
Proceeds from notes payable	34,501	557,500	—
Payments on notes payable	(147,494)	(780,939)	(83,184)
Payments on capital lease obligations	(44)	(82)	(75)
Redemptions of common stock	(4,083)	(4,288)	(7,164)
Offering costs	(9)	(11)	(13)
Distributions to common stockholders	(16,748)	(16,323)	(30,396)
Distributions to noncontrolling interests	(415)	(53)	(2,193)
Cash used in financing activities	(135,842)	(258,469)	(123,250)

Net change in cash and cash equivalents	(2,327)	(127,066)	(40,444)
Cash and cash equivalents at beginning of period	12,073	139,139	179,583
Cash and cash equivalents at end of period	$9,746	$12,073	$139,139

See Notes to Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Consolidated Financial Statements

1.            Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality office properties located in metropolitan cities and select suburban markets that we believe have premier business addresses, are of high quality construction, offer personalized amenities, and are primarily leased to highly creditworthy commercial tenants.  We also develop institutional quality office properties.  As of December 31, 2012, we owned interests in 50 properties located in 18 states and the District of Columbia.  Prior to August 31, 2012, we were externally managed and advised by Behringer Advisors, LLC (referred to herein as “Behringer Advisors”), a Texas limited liability company. Behringer Advisors was responsible for managing our day-to-day affairs and for identifying, acquiring, developing and disposing of investments on our behalf.
On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements (the “Self-Management Transaction”), with Behringer Harvard Holdings, LLC (“BHH”) and each of Behringer Advisors, HPT Management Services, LLC (“HPT Management”), and Behringer Harvard REIT I Services Holdings, LLC (“Services Holdings”), each a direct or indirect subsidiary of BHH. As a result of the agreements and amendments, we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors. In particular, we have hired personnel previously employed by affiliates of Behringer Advisors. Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza). We continue to purchase certain services from Behringer Advisors on a transitional basis, such as human resources, shareholder services and information technology. HPT Management continues to provide property management services for our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however, our agreement was amended to, among other things, provide us with the ability in the future to obtain the right to hire their employees providing property management functions on our behalf subject to certain conditions.

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

Public Offerings

We have completed three primary public offerings of our common stock.  On January 5, 2009, we commenced an additional public offering of shares of common stock under our Distribution Reinvestment Plan (“DRP”) pursuant to a Registration Statement on Form S-3 filed under the Securities Act.  We may offer shares under this registration statement until the earlier of January 5, 2014 or the date we sell all $570 million worth of shares in this offering. However, we will not issue any additional shares under the DRP until such time that distributions are reinstated, if at all. As of December 31, 2012, we had raised a total of approximately $2.9 billion of gross offering proceeds as a result of these offerings (inclusive of distribution reinvestments and net of redemptions).

Our common stock is not listed on a national securities exchange. However, prior to 2017, management and our board anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets. Our management and board continues to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

2.            Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of assets, timing of asset dispositions, duration of lease terms, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ materially from those estimates.

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
We had no VIEs as of December 31, 2012, 2011 or 2010.

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired intangibles related to that tenant would be charged to expense.  The estimated remaining useful lives for acquired lease intangibles range from an ending date of January 2013 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the next five years is as follows (in thousands):

2013	$19,929
2014	$15,928
2015	$10,938
2016	$8,047
2017	$4,802

As of December 31, 2012 and 2011, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2012
Cost	$2,823,672	$420,399	$27,539	$(124,060)
Less: accumulated depreciation and amortization	(593,389)	(224,705)	(17,646)	72,842
Net	$2,230,283	$195,694	$9,893	$(51,218)

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2011
Cost	$3,159,260	$468,960	$34,509	$(141,795)
Less: accumulated depreciation and amortization	(617,402)	(229,211)	(20,628)	73,017
Net	$2,541,858	$239,749	$13,881	$(68,778)

Real Estate Development

We capitalize project costs related to the development and construction of real estate (including interest and related loan fees, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect costs not clearly related to development and construction are expensed as incurred. Capitalization begins when we determine that the development is probable and significant development activities are underway. We cease capitalization when the development is completed and ready for its intended use, or if the intended use changes such that capitalization is no longer appropriate.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2012, 2011 and 2010 we recorded non-cash impairment charges of approximately $98.1 million, $92.8 million and $82.7 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.

For our unconsolidated real estate assets, including those we own through an investment in a joint venture, undivided tenants-in-common (“TIC”) interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010 we recorded non-cash impairment charges of approximately $0.3 million and $5.1 million, respectively, related to the impairment of our investments in unconsolidated entities.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition and sales price for each property, the estimated future cash flows of each property during our estimated ownership period, and for unconsolidated investments, the estimated future distributions from the investment.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments which could be material to our financial statements.

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

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders or as required by a lease, for anticipated tenant expansions and improvements, property taxes and insurance and certain tenant security deposits for our consolidated properties.

Accounts Receivable, net

The following is a summary of our accounts receivable as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Straight-line rental revenue receivable	$102,789	$94,541
Tenant receivables	9,374	11,933
Non-tenant receivables	1,050	938
Allowance for doubtful accounts	(1,263)	(1,459)
Total	$111,950	$105,953

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance, prepaid real estate taxes, utility and other deposits of the properties we consolidate, as well as our deferred tax assets, prepaid directors’ and officers’ insurance and derivative financial assets.

Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2012 consist of our noncontrolling interests in the Wanamaker Building and 200 South Wacker properties.  At December 31, 2011, investments in unconsolidated entities also included our TIC interests in Alamo Plaza and St. Louis Place, each of which were disposed of during 2012.

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

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.  Deferred financing fees, net of accumulated amortization, totaled approximately $16.3 million and $22.6 million at December 31, 2012 and 2011, respectively.  Accumulated amortization of deferred financing fees was approximately $19.8 million and $14.1 million as of December 31, 2012 and 2011, respectively.

Other Intangible Assets
Other intangible assets include our license to use the Behringer Harvard name and logo and an above-market ground lease intangible asset on a property where a third party owns and has leased the underlying land to us. As of December 31, 2012 and 2011, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	December 31, 2012	December 31, 2011
Cost	$4,422	$2,977
Less: accumulated depreciation and amortization	(765)	(476)
Net	$3,657	$2,501
We amortize the value of other intangible assets to expense over their estimated remaining useful lives which range from an ending date of June 2015 to an ending date of January 2050. Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

2013	$629
2014	$629
2015	$374
2016	$119
2017	$119

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value less estimated costs to sell.  As of December 31, 2012, our 600 & 619 Alexander Road property was classified as held for sale. We had no properties held for sale as of December 31, 2011.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of December 31, 2012 and 2011, the balance of our asset retirement obligations was approximately $7.8 million and $8.1 million, respectively, and was included in other liabilities.

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

As of December 31, 2012 and 2011, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Valuation of Series A Convertible Preferred Stock

In connection with the Self-Management Transaction, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Services Holdings as described further in Footnote 13 Stockholders’ Equity - Capitalization. The shares of Series A Convertible Preferred Stock are initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our consolidated balance sheets. In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model. Subsequent to the date of issuance, the Series A Convertible Preferred Stock is adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Convertible Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. The maximum redemption value of the Series A Convertible Preferred Stock at December 31, 2012, is not greater than the fair value of these shares at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2012, 2011 and 2010 was approximately $16.1 million, $25.0 million and $13.6 million, respectively, and includes amounts recognized in discontinued operations.  Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the years ended December 31, 2012, 2011 and 2010 was approximately $11.7 million, $18.1 million and $11.8 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $1.2 million, $7.2 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, which includes amounts recognized in discontinued operations.

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

Stock Based Compensation

We have a stock-based incentive award plan for our employees, independent directors and consultants.  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2012, 2011 and 2010, we had no significant compensation cost related to these share-based payments.

401(k) Plan

Effective August 31, 2012, we established a 401(k) defined contribution plan ( our “401(k) Plan”) for the benefit of our eligible employees. Each employee may contribute up to 100% of their annual compensation, subject to specific limitations under the Code.  Our 401(k) Plan allows us to make discretionary contributions during each plan year. We made no employer contributions during the year ended December 31, 2012.

Redeemable Common Stock

Our board of directors has authorized a share redemption program to provided limited interim liquidity to stockholders.  On December 19, 2012, our board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company and its stockholders.

GAAP requires securities that are convertible for cash at the option of the holder to be classified outside of equity.  Accordingly, we did not reclassify the shares to be redeemed from equity to a liability until such time as the redemption was formally approved.

Concentration of Credit Risk

We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to significant credit risk in cash and cash equivalents or restricted cash.

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

Noncontrolling interests also include units of limited partnership interest issued by Behringer OP to third parties in conjunction with the acquisition of our Buena Vista Plaza property.  As of December 31, 2012 and 2011, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Noncontrolling interests also include 124 shares of preferred stock issued by IPC (US), Inc. in order for it to qualify as a REIT for federal income tax purposes.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2012, we had options to purchase 97,250 shares of common stock outstanding at a weighted average exercise price of $7.17 per share.  As of December 31, 2011, we had options to purchase 92,875 shares of common stock outstanding at a weighted average exercise price of $7.77 per share. As of December 31, 2010, we had options to purchase 89,500 shares of common stock outstanding at a weighted average exercise price of $8.45 per share. At December 31, 2012, 2011 and 2010, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  As of December 31, 2012, we had 10,000 shares of Series A participating, voting, convertible preferred stock outstanding. The options, units of limited partnership interest and convertible preferred stock are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

Reportable Segments

Our current business consists of owning, operating, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  Our chief operating decision maker evaluates operating performance on an individual property level and views all of our real estate assets as one industry segment. Accordingly, all of our properties are aggregated into one reportable segment.

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

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements but did expand our disclosures.

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

4.            Fair Value Measurements

Fair value, as defined by GAAP, is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, as of December 31, 2012, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets.
The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2012 and 2011 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
December 31, 2012
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(1,427)	$—	$(1,427)	$—

December 31, 2011
Assets:
Derivative financial instruments	$31	$—	$31	$—
Liabilities:
Derivative financial instruments	$(621)	$—	$(621)	$—

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

The following table summarizes those assets which were measured at fair value and impaired during the periods presented (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (1) (2)
2012
Real estate	$303,254	$—	$—	$303,254	$(97,323)

2011
Real estate	$178,500	$—	$31,900	$146,600	$(53,970)
Investments in unconsolidated entities	$6,304	$—	$—	$6,304	$(276)
 ____________

(1)	Excludes approximately $0.7 million and $38.8 million in impairment losses of our discontinued operations as of December 31, 2012 and 2011, respectively.

(2)
The December 31, 2011 amount includes approximately $21.0 million in impairment losses for properties that were disposed of or held for sale and included in discontinued operations subsequent to December 31, 2011.

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment during the year ended December 31, 2012 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Range
Real estate on which impairment losses were recognized	$303,254	Discounted Cash Flow	Discount rate	7.05% - 13.00%
			Terminal capitalization rate	6.10% - 10.00%
			Market rent growth rate	0% - 3.00%
			Expense growth rate	0% - 3.00%

Financial Instruments not Reported at Fair Value

Financial instruments held at December 31, 2012 and 2011 but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, distributions payable, accrued liabilities and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable	$2,107,380	$2,128,724	$2,367,401	$2,269,235

5.             Real Estate Activities

The following table provides a summary of the consolidated properties we disposed of during the years ended December 31, 2012 and 2011 (in thousands):

	Date of Disposal		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale (1)
Property Name		Location
2012
Minnesota Center (2)	1/5/2012	Bloomington, MN	276	$—	$—
Southwest Center	5/15/2012	Tigard, OR	89	10,600	10,334
4440 El Camino Real	6/28/2012	Los, Altos, CA	97	48,000	46,988
One City Centre	9/20/2012	Houston, TX	609	131,000	126,939
17655 Waterview (2)	12/4/2012	Richardson, TX	230	—	—
			1,301	$189,600	$184,261
2011
Executive Park (2)	1/6/2011	Louisville, KY	109	$—	$—
Westway One	1/27/2011	Houston, TX	144	31,000	30,606
Grandview II (2)	2/25/2011	Birmingham, AL	149	—	—
AMEC Paragon I & II	6/30/2011	Houston, TX	227	25,000	22,108
Downtown Plaza	7/22/2011	Long Beach, CA	100	12,800	12,639
1300 Main	8/17/2011	Houston, TX	507	38,000	34,556
Gateway 12 & 23 (3)	8/24/2011	Diamond Bar, CA	113	19,400	18,986
Resurgens Plaza (2)	12/6/2011	Atlanta, GA	400	—	—
Additional costs related to prior year sales					(143)
			1,749	$126,200	$118,752
 ____________

(1)
In 2012, proceeds from sale are inclusive of approximately $73.1 million in debt assumed by the purchasers and approximately $108.1 million in debt paid off with the proceeds of the sale of the properties. In 2011, proceeds from sale are inclusive of approximately $28.8 million in debt assumed by the purchasers and approximately $53.3 million in debt paid off with the proceeds of the sale of the properties.

(2)	Ownership of each of these properties was transferred to the lender pursuant to a foreclosure or deed-in-lieu of foreclosure.

(3)	Gateway 12 and Gateway 23 were sold together and the sales price and proceeds from sale reflect the combined price and proceeds for the properties.

In addition to the property dispositions outlined above, in 2011 we sold our 200 South Wacker property for a contract sales price of approximately $95.5 million to a joint venture in which we hold an ownership interest.  We used proceeds from the sale to pay off the related mortgage loan of $95.5 million.  The property was deconsolidated and a gain on sale of approximately $1.4 million was recognized in continuing operations. 200 South Wacker is located in Chicago, Illinois, and consists of approximately 755,000 square feet.

6.            Investments in Unconsolidated Entities

As of December 31, 2012, investments in unconsolidated entities consists of our noncontrolling interests in the Wanamaker Building and the 200 South Wacker properties.  In 2011, investments in unconsolidated entities also included our TIC interests in two properties, each of which were disposed in 2012.

The following is a summary of our investments in unconsolidated entities as of December 31, 2012 and 2011 (in thousands):

	Ownership Interest
Property Name	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Wanamaker Building	60.00%	60.00%	$49,332	$48,170
200 South Wacker	9.87%	9.82%	3,616	2,814
Alamo Plaza (1)	0.00%	40.66%	—	13,992
St. Louis Place (1)	0.00%	35.71%	—	6,304
Total			$52,948	$71,280
__________

(1)
Each of the TIC investors, including us, was a borrower under the debt agreements associated with the TIC properties. As such, our portion of debt associated with Alamo Plaza of approximately $12.5 million and our portion of debt associated with St. Louis Place of approximately $6.5 million was included in notes payable on our consolidated balance sheet at December 31, 2011.

For the year ended December 31, 2012, we recorded approximately $1.7 million of equity in earnings and approximately $2.9 million of distributions from our investments in unconsolidated entities.  For the year ended December 31, 2011 we recorded approximately $2.3 million of equity in losses and approximately $1.3 million of distributions from our investments in unconsolidated entities.  Our equity in earnings (losses) for the years ended December 31, 2012 and 2011 from these investments represents our proportionate share of the combined earnings (losses) for the period of our ownership.  In the years ended December 31, 2012 and 2011, we made additional investments in unconsolidated entities of approximately $1.3 million and $4.1 million, respectively. The equity in losses in 2011 were primarily due to a non-cash impairment charge recorded on our former TIC interest in the St. Louis Place property. In February 2012, pursuant to a foreclosure, we transferred our ownership interest in the St. Louis Place property to the associated lender. On October 16, 2012, we sold our interest in Alamo Plaza to an unaffiliated third party. Our ownership interest in the total contract sales price of Alamo Plaza was approximately $21.8 million and generated approximately $8.9 million in net cash proceeds to us.

7.             Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and preferred stock issued by IPC (US), Inc. The following table is a summary of our noncontrolling interest investments as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Noncontrolling interests in real estate properties	$4,929	$5,331
Limited partnership units	709	970
IPC (US), Inc. preferred shares	(10)	(2)
Total	$5,628	$6,299

8.             Real Estate Under Development

We capitalize interest, property taxes, insurance and direct construction costs on our real estate under development, which includes the development of a new commercial office building located at 2050 W. Sam Houston Parkway in Houston, Texas (“Two BriarLake Plaza”). For the year ended December 31, 2012, we capitalized a total of approximately $3.5 million for the development of Two BriarLake Plaza, including approximately $0.1 million in interest. Total real estate under development at December 31, 2012 was approximately $6.0 million, which includes previously purchased land of approximately $2.5 million. We had no real estate under development in the year ended December 31, 2011.

9.             Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2012, for operating properties we consolidate and excluding properties held for sale are as follows (in thousands):

Year	Amount
2013	$293,023
2014	265,512
2015	237,960
2016	209,574
2017	174,771
Thereafter	516,263
Total	$1,697,103

As Lessee

We have land that is subject to long-term ground leases and we lease space and office equipment for our corporate office. Total rent expense for the years ended December 31, 2012, 2011 and 2010, was approximately $1.1 million, $1.2 million and $1.2 million, respectively. Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2013	$1,153
2014	1,147
2015	1,151
2016	1,158
2017	770
Thereafter	20,937
Total	$26,316

10.         Income Taxes

We have elected to be taxed as a REIT under the Code, and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains).  Generally the Internal Revenue Service can include returns filed within the last three years in an audit.  Therefore, our tax returns filed for the years 2009 through 2011 are still subject to such examination.  If a return filed was examined and a substantial error was discovered, the Internal Revenue Service has the right to add additional years to their audit, but will not go back more than six years.

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

Post-acquisition federal net operating losses (“NOL”) do not reduce the built-in gain subject to the Section 1374 tax.  However, with some limitation, any federal NOL carryovers that existed within IPC (US), Inc. and subsidiaries at the time of acquisition are generally available for future use and can offset some or all of the realized built-in gain subject to tax.  As of December 31, 2012, IPC (US), Inc. and subsidiaries had approximately $55.8 million of federal NOL carryovers, and the deferred tax assets associated with the federal NOL carryovers is approximately $19.5 million at December 31, 2012.  As a result of our electing REIT status for IPC (US), Inc. commencing with 2008 and our expectation to not recognize any built-in gain during the ten year period after the IPC acquisition in excess of available federal NOL carryovers, a valuation allowance has been established for approximately $19.5 million, as we do not expect to realize the deferred tax assets associated with the acquired federal NOL carryovers.  The acquired NOL carryovers will begin to expire in 2023 and our other NOL carryovers began to expire in 2011.

At December 31, 2012 and 2011, our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets:
C-Corp net operating losses (IPC)	$19,532	$19,532
Net operating losses	2,626	2,368
Depreciation and amortization	2,402	2,141
Other	358	3
Deferred tax assets, gross	24,918	24,044
Valuation allowance	(22,315)	(22,385)
Deferred tax assets, net	$2,603	$1,659
Deferred tax liabilities:
Deferred revenue	$645	$518
Depreciation and amortization	3,652	3,469
Other	7	5
Deferred tax liabilities	$4,304	$3,992
Amounts recognized in the consolidated balance sheets:
Deferred tax assets	$491	$296
Deferred tax liabilities	$2,192	$2,629

The following table summarizes the changes in our valuation allowance for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$22,385	$22,160	$21,605
Additions charged to expense	—	225	1,146
Deductions	(70)	—	(591)
Balance at end of year	$22,315	$22,385	$22,160

Additions to our valuation allowance for certain of our deferred tax assets related to state NOLs were necessary based on our determination that it was more likely than not that we will not realize these assets prior to their expiration.

We recognize the impact of our tax return positions in our financial statements if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the benefit (provision) for income taxes.  At both December 31, 2012 and December 31, 2011, the Company has no liability for unrecognized tax benefits.

Our taxable loss differs from net loss attributable to common stockholders for financial reporting purposes primarily due to differences in the timing of recognition of rental revenue, loss on dispositions, impairment losses and depreciation and amortization.  As a result of these differences, the tax basis of our net assets and liabilities exceeds the book value by approximately $331.1 million at December 31, 2012 and approximately $161.4 million at December 31, 2011.

The following table reconciles our net loss attributable to common stockholders to our taxable loss for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(152,101)	$(181,450)	$(230,499)
Depreciation and amortization	57,385	67,294	73,114
Impairment losses	73,431	91,788	66,267
GAAP rent adjustments	(22,093)	(40,753)	(15,510)
Loss on dispositions	(31,538)	(121,676)	(5,808)
Gain on troubled debt restructuring	(35,757)	(38,888)	(30,526)
Unconsolidated tax entities - primarily IPC (US), Inc.	48,940	21,032	52,614
Other	(1,684)	(997)	1,653
Taxable loss (1)	$(63,417)	$(203,650)	$(88,695)
____________

(1)
Represents our projected taxable loss. As stated above, we elected for our subsidiary, IPC (US), Inc., to be taxed as a REIT beginning with the 2008 tax year. As a result of this election, Behringer Harvard REIT I, Inc. and IPC (US), Inc. file separate tax returns. Our taxable loss includes amounts related to IPC (US), Inc.’s taxable income only to the extent we receive a taxable dividend from IPC (US), Inc. The projected taxable losses for IPC (US), Inc. for the years ended December 31, 2012, 2011, and 2010 were approximately $3.9 million, $8.8 million and $25.0 million, respectively.

The components of the benefit (provision) for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$(33)	$(119)
State	(694)	272	(507)
Total current	(694)	239	(626)
Deferred:
Federal	181	(42)	(34)
State	451	417	(2,123)
Total deferred	632	375	(2,157)
Total income tax benefit (provision) - continuing operations	$(62)	$614	$(2,783)

11.          Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of our operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we have used interest rate caps and swaps as part of our interest rate risk management strategy.  Our interest rate caps and swaps involve the receipt of variable-rate amounts from counterparties in exchange for us making capped-rate or fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

As of December 31, 2012, we have interest rate cap and swap agreements.  The following table summarizes the notional values of our derivative financial instruments (in thousands) as of December 31, 2012.  The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2012, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets, as of December 31, 2012 and 2011 (in thousands):

	Derivative Assets		Derivative Liabilities
	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate caps	$—	$31	$—	$—
Interest rate swaps	—	—	(1,427)	(621)
Total derivatives	$—	$31	$(1,427)	$(621)

The tables below present the effect of the change in fair value of our derivative financial instruments in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion) for the Year Ended December 31,
	2012	2011	2010
Interest rate caps	$34	$(285)	$—
Interest rate swaps	(806)	(621)	3,269
Total	$(772)	$(906)	$3,269

	Amount of loss reclassified from OCI into income (effective portion) for the Year Ended December 31,
Location	2012	2011	2010
Interest expense (1)	$903	$149	$3,574
Interest expense (2)	—	—	1,440
Total	$903	$149	$5,014
 ____________

(1)
Increase in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of equity and offset dollar for dollar.

(2)	Represents amortization of discontinued cash flow hedge.

Derivatives Not Designated as Hedging Instruments

		Amount of loss recognized in income on derivative for the Year Ended December 31,
	Location	2012	2011	2010
Interest rate swap	Interest expense	$—	$—	$151
Total		$—	$—	$151

Over time the approximately $1.7 million unrealized loss held in accumulated OCI at December 31, 2012 will be reclassified to earnings, approximately $1.1 million of which is expected to be reclassified over the next 12 months.

12.          Notes Payable

Our notes payable was approximately $2.1 billion and $2.4 billion in principal amount at December 31, 2012 and 2011, respectively.  As of December 31, 2012, all of our debt is fixed rate debt, with the exception of $368.3 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At December 31, 2012, the stated annual interest rates on our notes payable ranged from 3.10% to 9.80%, with an effective weighted average interest rate of approximately 5.53%.  For each of our loans that are in default, as detailed below, we incur default interest rates that are 400 to 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of approximately 5.77%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2012, we were in default on four non-recourse property loans with a combined outstanding balance of approximately $110.2 million secured by seven of our properties, including two properties for which receivers have been appointed.  We believe each of these loans may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders. As of December 31, 2012, we were also in default on the approximate $16.4 million non-recourse property loan secured by 600 & 619 Alexander Road. The property and related debt are classified as assets and obligations associated with real estate held for sale, respectively, at December 31, 2012. On February 15, 2013, this property was sold to an unaffiliated third party, and the proceeds were used to fully satisfy the related debt at a discount. At December 31, 2012, other than the defaults discussed above, we believe we were in compliance with the debt covenants under each of our other loan agreements.

At December 31, 2012, our notes payable had maturity dates that range from August 2013 to August 2021. The following table summarizes our notes payable as of December 31, 2012, (in thousands):

Principal payments due in: (1)
2013	$227,373
2014	264,126
2015	459,778
2016	934,387
2017	130,021
Thereafter	91,741
unamortized discount	(46)
Total	$2,107,380
____________
(1) Approximately $110.2 million of non-recourse loans secured by seven of our properties are in default and have scheduled maturity dates after 2013, but as of December 31, 2012, we have received notification from the lenders demanding immediate payment.  The table above reflects these loans using the original maturity dates.  If these loan were shown as payable as of January 1, 2013, the principal payments in 2013 would increase by approximately $108.3 million, while principal payments in 2014, 2015 and 2016 would decrease by approximately $1.4 million, $47.2 million and $59.7 million, respectively.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by additional collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of December 31, 2012, the term loan was fully funded and approximately $8.3 million was outstanding under the revolving line of credit.  As of December 31, 2012, we had approximately $127.9 million of available borrowings under our revolving line of credit of which approximately $18.1 million may only be used for leasing and capital expenditures at the Collateral Properties. As of December 31, 2012, the weighted average annual interest rate for draws under the credit agreement, inclusive of the swap, was approximately 3.63%.

Troubled Debt Restructuring
In 2010, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of KeyBank Center and One Financial Plaza to the associated lenders. These transactions were each accounted for as a full settlement of debt. We also sold 222 Bloomingdale and the associated lender agreed to accept a discounted payoff as full settlement of the debt. Finally, we completed a discounted purchase, through a wholly-owned subsidiary, of the note associated with our 1650 Arch Street property.

In 2011, pursuant to foreclosures or deeds-in-lieu of foreclosure, we transferred ownership of Executive Park, Grandview II and Resurgens Plaza to the associated lenders.  These transactions were each accounted for as a full settlement of debt. We also sold 1300 Main which was held in receivership at the date of sale, and the proceeds were used to fully settle the related debt at a discount.

In 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and 17655 Waterview and our ownership interest in St. Louis Place to the associated lenders. These transaction were each accounted for as a full settlement of debt.

For the years ended December 31, 2012, 2011 and 2010, the above transactions resulted in gain on troubled debt restructuring of approximately $35.6 million, $38.9 million and $23.5 million, respectively, which was equal to approximately $0.12, $0.13 and $0.08 in earnings per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

13.             Stockholders’ Equity

Capitalization

At December 31, 2012, we had 299,191,861 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of our 10% stock dividend in October 2005, 35,239,357 shares issued through distribution reinvestment and 22,000 shares issued to BHH, offset by 12,943,126 shares redeemed.  At December 31, 2012, we had options to purchase 97,250 shares of common stock outstanding at a weighted average exercise price of $7.17. At December 31, 2012, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

We sold 1,000 shares of our non-participating, non-voting convertible stock to Behringer Advisors for $1,000 on March 22, 2006. In connection with the Self-Management Transaction, Behringer Advisors surrendered for cancellation the existing 1,000 shares of convertible stock owned by it in exchange for 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) issued by us to Services Holdings for an aggregate price of $1.00. Each share of the Series A Convertible Preferred Stock will participate in dividends and other distributions on par with each share of our common stock. In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period that began on August 31, 2012, and ended on August 31, 2017. The determination of the number of shares of our common stock into which the Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance date of the shares. If the shares of Series A Convertible Preferred Stock are not otherwise converted into common stock prior to August 31, 2017, then they will be redeemed for $100,000 which represents $10.00 per share. Since the number of shares of common stock that would be issued upon conversion of the Series A Convertible Preferred Stock cannot be determined prior to the conversion date and may exceed the currently available number of unissued shares of common stock, the settlement of these shares is considered to be outside the control of the Company. Therefore, as required by GAAP, the shares of Series A Convertible Preferred Stock are initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section on our consolidated balance sheets. Management determined the fair value of the shares to be approximately $2.7 million at the date of issuance. In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model.  The maximum redemption value of the Series A Convertible Preferred Stock at December 31, 2012, is not greater than the fair value of these shares at the date of issuance. Therefore no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Share Redemption Program

Our board of directors has authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and on December 19, 2012, our board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption;

(2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program.

For the years ended December 31, 2012 and 2011, we redeemed approximately 879,877 shares and 942,412 shares for approximately $4.1 million and $4.3 million, respectively.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan, which allows for equity-based incentive awards to be granted to our employees, independent directors or consultants.  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Prior to an amendment to the 2005 Incentive Award Plan on August 31, 2012, each non-employee director was automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of December 31, 2012, we had outstanding to the independent members of the board of directors options to purchase 97,250 shares of our common stock at a weighted average exercise price of $7.17 per share. These options have a maximum term of ten years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the years ended December 31, 2012, 2011 and 2010.

Distributions

From May 2010 until November 2012, the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.5% based on the December 2012 estimated valuation of $4.01 per share. On December 19, 2012, our board of directors approved the suspension of distribution payments. As noted in previous filings, distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance that distributions will be declared again in any future periods or at any particular rate.

The following are the distributions declared for our stock and noncontrolling interests for each of the quarters during the years ended December 31, 2012 and 2011 (in thousands):

		Common Stockholders		Preferred	Noncontrolling
	Total	Cash	DRP	Stockholders	Interests
2012
1st Quarter	$7,450	$4,171	$3,268	$—	$11
2nd Quarter	7,830	4,177	3,275	—	378
3rd Quarter	7,476	4,204	3,261	—	11
4th Quarter	4,991	2,820	2,161	—	10
Total	$27,747	$15,372	$11,965	$—	$410

2011
1st Quarter	$7,402	$4,069	$3,320	$—	$13
2nd Quarter	7,418	4,068	3,336	—	14
3rd Quarter	7,426	4,093	3,321	—	12
4th Quarter	7,442	4,120	3,308	—	14
Total	$29,688	$16,350	$13,285	$—	$53

14.          Related Party Transactions

On August 31, 2012, we entered into the Self-Management Transaction and as a result we now perform certain functions, including the advisory function, previously provided to us by Behringer Advisors. In particular, we have hired personnel previously employed by affiliates of Behringer Advisors. We are responsible for paying all of the costs, including salaries and benefits, of any person we employ. Also, effective as of August 31, 2012, we are no longer required to pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza). We continue to purchase certain services from Behringer Advisors on a transitional basis, such as human resources, shareholder services and information technology. HPT Management continues to provide property management services for our properties on substantially the same terms and conditions as our prior agreement with HPT Management; however; our agreement was amended to include a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the amended management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We may exercise this buyout option on or after June 30, 2015 and prior to February 14, 2017, by delivering to HPT Management a notice of our irrevocable intent to exercise this option. Upon the closing of the buyout, we would be required to pay HPT Management an amount, in cash, equal to 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the amended management agreement for the trailing consecutive 12 months period, ending with the last full month prior to delivery of the buyout notice.

In connection with the Self-Management Transaction, we issued 10,000 shares of Series A Convertible Preferred Stock to Services Holdings for an aggregate price of $1.00. See “Footnote 13 Stockholders’ Equity - Capitalization” for a more detailed discussion of this transaction.
Prior to August 31, 2012, depending on the nature of the asset, we paid Behringer Advisors an annual asset management fee of either (1) 0.6% of aggregate asset value for operating assets or (2) 0.6% of total contract purchase price plus budgeted improvement costs for development or redevelopment assets (each fee payable monthly in an amount equal to one-twelfth of 0.6% of such total amount as of the date it is determinable). Asset management fees of approximately $5.7 million, $6.2 million, and $8.9 million were waived for the years ended December 31, 2012, 2011 and 2010, respectively. We incurred and expensed approximately $10.5 million, $20.1 million and $20.1 million of asset management fees for the year ended December 31, 2012, 2011 and 2010, respectively, inclusive of amounts recorded within discontinued operations. Effective as of August 31, 2012, we are no longer required to pay asset management fees to Behringer Advisors.

On August 31, 2012 we paid Behringer Advisors approximately $1.5 million in consideration for certain assets located at our corporate offices and used in our business, such as IT equipment and office furniture; for the license under the license agreement regarding our use of the “Behringer Harvard” name and logo; and for the other agreements, covenants and obligations of Services Holdings and its affiliates in connection with the transaction. Approximately $1.4 million of this amount is reflected in our other intangible assets and approximately $0.1 million was expensed.

Prior to August 31, 2012, Behringer Advisors and certain of its affiliates earned fees and compensation in connection with the acquisition, debt financing, asset management and sale of our assets. Specifically, Behringer Advisors, or its affiliates, received acquisition and advisory fees of up to 2.5% of (1) the purchase price of real estate investments acquired directly by us, including any debt attributable to these investments or (2) when we make an investment indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by that entity. Behringer Advisors or its affiliates also received up to 0.5% of the contract purchase price of each asset purchased or the principal amount of each loan made by us for reimbursement of expenses related to making the investment. Behringer Advisors or its affiliates were also entitled to a debt financing fee equal to 1.00% of the amount of any debt made available to us. The agreement to receive these fees after August 31, 2012, remains in full force and effect with respect only to the development of Two BriarLake Plaza until the earlier to occur of (1) our ceasing development in a manner that is reasonably consistent with the approved development plan or (2) Behringer Advisors having received the last payment from us in connection with that development.

Behringer Advisors earned approximately $0.1 million in acquisition and advisory fees or reimbursement of expenses in each of the years ended December 31, 2012 and 2011. Behringer Advisors earned no acquisition and advisory fees or reimbursement of expenses in the year ended December 31, 2010. Behringer Advisors earned approximately $0.7 million and $6.1 million of debt financing fees for the years ended December 31, 2012 and 2011, respectively. Behringer Advisors earned no debt financing fees in the year ended December 31, 2010.

Under the previous advisory agreement, Behringer Advisors required us to reimburse it for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by it and its affiliates and performing services for us; provided, however, no reimbursement was made for salaries and benefits to the extent Behringer Advisors received a separate fee for the services provided. Effective August 31, 2012, we and Behringer Advisors amended and restated the advisory agreement as an Administrative Services Agreement (the “Services Agreement”). Under the Services Agreement, Behringer Advisors is no longer responsible for performing the day-to-day asset management services it had been required to perform under the advisory agreement, except as otherwise set forth in the agreement. Pursuant to the Services Agreement, Behringer Advisors, directly or through its affiliates, continues to provide standard human resources services, shareholder services and information technology services, collectively referred to herein as the “Core Services,” to us through the term of the Services Agreement or the term of the respective Core Services. In addition, we may request that

Behringer Advisors, directly or through its affiliates, provide certain additional services, collectively referred to herein as the “Non-Core Services,” which include non-standard human resources services, shareholder services and information technology services, as well as real estate transactional support, information management, internal audit, risk management, marketing and cash management services. Behringer Advisors has agreed to perform, or cause its affiliates to perform, these services in the manner and at the locations and level of service consistent with past practice and with the same standard of care as historically provided under the advisory agreement. We are required to pay Behringer Advisors for services performed on our behalf, based upon either fixed or flat fee amounts or the hourly billing rate of the persons providing the services. These amounts and rates will increase by 1.5% on January 1, 2013 and by 3% on an annual basis thereafter throughout the term of the Services Agreement. In addition, we are required to reimburse Behringer Advisors for (1) the costs of subcontractors retained on our behalf or for our benefit and paid by Behringer Advisors or its affiliates including, but not limited to, their products, services, materials and expenses; (2) the cost of materials, provided that the aggregate amount of reimbursements from us and any other entities that receive similar services from Behringer Advisors or its affiliates may not exceed the aggregate cost of those materials; and (3) any out-of-pocket travel and other expenses, consistent with past practice under the advisory agreement. For the years ended December 31, 2012, 2011 and 2010, we incurred and expensed approximately $3.8 million, $3.8 million and $4.2 million, respectively, for reimbursement of costs and expenses to Behringer Advisors, inclusive of amounts incurred after August 31, 2012.

The Services Agreement terminates on February 14, 2017. However, specific categories of services may be terminated earlier. In connection with any termination of the Services Agreement or a particular service, in addition to any reimbursable costs due, we are required to reimburse Behringer Advisors for “exit costs,” comprised of any cost, including early termination charges and transition fees, incurred by Behringer Advisors and its affiliates as a result of any cessation of the service or services, subject to certain limitations. Effective December 29, 2012, we have terminated the following Non-Core Services: information management, risk management, marketing and cash management services.

HPT Management receives fees for property management services and construction supervision at our properties, which may be subcontracted to unaffiliated third parties.  The property management fees are generally equal to approximately 3% of gross revenues of the respective property; and construction supervision fees are generally equal to an amount not greater than 5% of all hard construction costs incurred in connection with capital improvements, major building reconstruction and tenant improvements.  In the event that we contract directly with a non-affiliated third party property manager for property management services of a property, we pay HPT Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed fees of approximately $13.9 million, $14.3 million and $16.7 million in the years ended December 31, 2012, 2011 and 2010, respectively, inclusive of amounts recorded within discontinued operations, for the services provided by HPT Management.

HPT Management also requires us to reimburse it for costs and expenses paid or incurred to provide services to us, including salaries and benefits of persons employed by it and its affiliates and engaged in the operation, management and maintenance of our properties.  For the years ended December 31, 2012, 2011 and 2010, we incurred and expensed approximately $23.5 million, $25.2 million and $27.4 million, respectively, for reimbursement of these costs and expenses to HPT Management.

At both December 31, 2012 and 2011 we had payables to related parties of approximately $1.4 million consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

Effective August 31, 2012, we entered into an Interim CEO Consulting Agreement with Robert S. Aisner (the “Consulting Agreement”), pursuant to which Mr. Aisner would serve as our interim, non-employee Chief Executive Officer on a part-time basis. Under this Consulting Agreement, Mr. Aisner devoted approximately 20% of his working time to Company matters, and earned a monthly fee equal to $22,167 as well as reimbursement for all reasonable expenses. The Consulting Agreement was terminated on February 5, 2013.

15.             Commitments and Contingencies

As of December 31, 2012, we had commitments of approximately $54.7 million for future tenant improvements and leasing commissions.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our President and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer. The term of these Employment Agreements commenced on September 1, 2012 and ends on December 31, 2015, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. The Employment Agreements provide for acceleration of vesting of compensation received under the long-term incentive plan and lump sum payments upon termination of employment without cause. In the event the Company terminated all of these Employment Agreements, approximately $4.8 million would be due in the form of lump sum payments.

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

On each of September 17 and November 28, 2012, lawsuits seeking class action status were filed in the United States District Court for the Northern District of Texas (Dallas Division).  On January 4, 2013, these two lawsuits were consolidated by the Court. The plaintiffs purport to file the suit individually and on behalf of all others similarly situated, referred to herein as “Plaintiffs.”
Plaintiffs named us, BHH, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”) and Scott W. Fordham, the Company’s President and Chief Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
Plaintiffs allege that the Directors each individually breached various fiduciary duties purportedly owed to Plaintiffs.  Plaintiffs allege that the Directors violated Sections 14(a) and (e) and Rules 14a-9 and 14e-2(b) of and under federal securities law in connection with (1) the recommendations made to the shareholders in response to certain tender offers made by CMG Partners, LLC and its affiliates and (2) the solicitation of proxies for our annual meeting of shareholders held on June 24, 2011. Plaintiffs further allege that the defendants were unjustly enriched by the purported failures to provide complete and accurate disclosure regarding, among other things, the value of our common stock and the source of funds used to pay distributions.
Plaintiffs seek the following relief: (1) that the court declare the proxy to be materially false and misleading; (2) that the filings on Schedule 14D-9 were false and misleading; (3) that the defendants’ conduct be declared to be in violation of law; (4) that the authorization secured pursuant to the proxy be found null and void and that we be required to re-solicit a shareholder vote pursuant to court supervision and court approved proxy materials; (5) that the defendants have violated their fiduciary duties to the shareholders who purchased our shares from February 19, 2003 to the present; (6) that the defendants be required to account to Plaintiffs for damages suffered by Plaintiffs; and (7) that Plaintiffs be awarded costs of the action including reasonable allowance for attorneys and experts fees. Neither we nor any of the other defendants believe the consolidated suit has merit and each intend to defend it vigorously.
16.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Interest paid, net of amounts capitalized	$118,530	$143,466	$163,739
Income taxes paid	$1,232	$2,311	$2,063
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$25,751	$27,354	$19,204
Transfer of real estate and lease intangibles through cancellation of debt	$32,700	$65,870	$57,649
Transfer of investment through cancellation of debt	$4,259	$—	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$13,066	$13,297	$26,506
Mortgage notes assumed by the Company	$—	$2,091	$—
Accrual for distributions declared	$—	$2,481	$2,464
Mortgage notes assumed by purchaser	$73,119	$28,754	$89,849
Cancellation of debt through transfer of real estate	$59,251	$103,737	$66,368
Cancellation of debt through discounted payoff	$—	$—	$12,475
Issuance of Series A Convertible Preferred Stock	$2,700	$—	$—

17.          Discontinued Operations and Real Estate Held for Sale

During 2012, we sold three consolidated properties, we transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosure and as of December 31, 2012, we had one consolidated property held for sale.  During 2011, we sold six consolidated properties and, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of three consolidated properties to their respective lenders.  During 2010, we sold five consolidated properties and, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of two consolidated properties to their respective lenders.

The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2012, 2011 and 2010 as summarized in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental revenue	$18,437	$42,229	$90,529
Expenses
Property operating expenses	5,341	16,140	29,082
Interest expense	8,448	23,026	39,431
Real estate taxes	2,771	8,305	11,701
Property and asset management fees	1,158	3,327	6,173
Asset impairment losses	727	59,823	82,709
Depreciation and amortization	6,861	19,273	37,071
Total expenses	25,306	129,894	206,167
Benefit (provision) for income taxes	(5)	—	30
Gain on troubled debt restructuring	35,421	37,903	14,448
Interest and other income (expense)	226	2,288	(13)
Gain (loss) from discontinued operations	$28,773	$(47,474)	$(101,173)

As of December 31, 2012,  our 600 & 619 Alexander Road property was held for sale. We had no assets held for sale as of December 31, 2011.  The major classes of assets and obligations associated with real estate held for sale are as follows (in thousands):

December 31, 2012
Land	$1,384
Buildings and improvements, net	6,592
Accounts receivable and other assets, net	1,884
Lease intangibles, net	858
Assets associated with real estate held for sale	$10,718

Notes payable	$16,400
Other liabilities	1,983
Obligations associated with real estate held for sale	$18,383

18.         Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

2012 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$107,671	$108,332	$110,544	$110,650
Loss from continuing operations before gain on sale or transfer of assets	$(32,429)	$(44,728)	$(34,200)	$(97,990)
Income from discontinued operations	4,227	10,590	2,904	31,182
Gain on sale or transfer of assets	362	—	—	7,721
Net loss	(27,840)	(34,138)	(31,296)	(59,087)
Noncontrolling interests in continuing operations	47	49	73	161
Noncontrolling interests in discontinued operations	(6)	(15)	(4)	(45)
Net loss attributable to common stockholders	$(27,799)	$(34,104)	$(31,227)	$(58,971)
Basic and diluted weighted average shares outstanding	297,646	298,113	298,618	299,102
Basic and diluted loss per common share	$(0.09)	$(0.11)	$(0.10)	$(0.20)

2011 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$120,785	$112,747	$108,357	$112,118
Loss from continuing operations before gain on sale or transfer of assets	$(23,793)	$(29,516)	$(63,719)	$(35,459)
Income (loss) from discontinued operations	(6,690)	(13,446)	(41,417)	30,780
Gain on sale or transfer of assets	—	1,385	—	—
Net loss	(30,483)	(41,577)	(105,136)	(4,679)
Noncontrolling interests in continuing operations	163	52	90	75
Noncontrolling interests in discontinued operations	9	20	61	(45)
Net loss attributable to common stockholders	$(30,311)	$(41,505)	$(104,985)	$(4,649)
Basic and diluted weighted average shares outstanding	295,643	296,091	296,579	297,075
Basic and diluted loss per common share	$(0.10)	$(0.14)	$(0.35)	$(0.02)

19.          Subsequent Events

On January 8, 2013 we sold our Paces West property to a joint venture in which we own a noncontrolling 10% interest for a contract sales price of approximately $82.3 million. Paces West is located in Atlanta, Georgia, and consists of approximately 646,000 rentable square feet. The related mortgage loan of $82.3 million was assumed by the buyer.

On February 15, 2013, we sold our 600 & 619 Alexander Road property to an unaffiliated third party for a contract sales price of approximately $9.6 million. 600 & 619 Alexander Road is located in Princeton, New Jersey, and consists of approximately 97,000 rentable square feet.

Behringer Harvard REIT I, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2012
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Year
Year to date December 31, 2012	$1,459	$467	$—	$(663)	$1,263
Year to date December 31, 2011	$3,198	$847	$—	$(2,586)	$1,459
Year to date December 31, 2010	$5,244	$314	$—	$(2,360)	$3,198

Behringer Harvard REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances		Land	Improvements	to acquisition (1)	close of period (2)	depreciation	construction	acquired
Ashford Perimeter	Atlanta, GA	$31,505		$8,479	$31,662	$(24,255)	$15,886	$1,639	1982	01/2005
Lawson Commons	St. Paul, MN	55,624		2,021	75,881	2,345	80,247	23,170	1999	06/2005
Buena Vista Plaza	Burbank, CA	21,304		3,806	28,368	248	32,422	8,547	1991	07/2005
Riverview Tower	Knoxville, TN	29,728		2,740	35,181	(7,247)	30,674	2,319	1985	10/2005
1325 G Street	Washington, D.C.	100,000		71,313	60,681	6,705	138,699	19,308	1969	11/2005
Woodcrest Corporate Center	Cherry Hill, NJ	49,036		5,927	49,977	4,611	60,515	15,623	1960	01/2006
Burnett Plaza	Ft. Worth, TX	106,020		6,239	157,171	17,260	180,670	47,304	1983	02/2006
Paces West	Atlanta, GA	82,291		8,838	88,172	(33,876)	63,134	4,986	1987/89	04/2006
222 South Riverside Plaza	Chicago, IL	198,678		29,787	190,111	17,803	237,701	56,109	1971	06/2006
The Terrace Office Park	Austin, TX	128,997		17,330	124,551	7,640	149,521	34,462	1997-2002	06/2006
Bank of America Plaza	Charlotte, NC	150,000		26,656	185,215	19,832	231,703	47,679	1974	10/2006
Three Parkway	Philadelphia, PA	66,201		7,905	69,033	5,966	82,904	19,084	1970	10/2006
Fifth Third Center-Cleveland	Cleveland, OH	48,647		1,424	52,075	4,060	57,559	13,684	1991	11/2006
5 & 15 Wayside	Burlington, MA	208,264	(3)	8,917	61,709	(13,270)	57,356	185	1999/2001	12/2006
One & Two Eldridge Place	Houston, TX	74,118		6,605	89,506	15,481	111,592	23,853	1984/86	12/2006
250 W. Pratt	Baltimore, MD	33,682		6,700	39,861	10,961	57,522	14,365	1986	12/2004-12/2006
Centreport Office Center	Ft. Worth, TX	—	(3)	3,175	12,917	(6,530)	9,562	2,069	1999	06/2007
One Financial Place	Chicago, IL	160,000		23,285	265,099	(100,771)	187,613	4,868	1984	11/2007
10 & 120 South Riverside	Chicago, IL	—	(3)	40,476	311,716	25,592	377,784	69,744	1965	11/2007
111 Woodcrest	Cherry Hill, NJ	—	(3)	1,000	5,417	(1,189)	5,228	977	1964	11/2007
1650 Arch Street	Philadelphia, PA	—	(3)	24,000	60,825	(26,186)	58,639	9,010	1974	12/2007-03/2011
United Plaza	Philadelphia, PA	61,204		23,736	90,001	7,868	121,605	19,426	1975	12/2007
One Oxmoor Place	Louisville, KY	94,277	(4)	2,851	17,614	924	21,389	3,979	1989	12/2007
Hurstbourne Place	Louisville, KY	—	(4)	4,587	30,203	(13,887)	20,903	4,581	1982	12/2007
Hurstbourne Park	Louisville, KY	—	(4)	2,297	12,728	(3,240)	11,785	2,451	1971	12/2007
Hurstbourne Plaza (5)	Louisville, KY	—	(4)	4,000	10,054	154	14,208	9,712	1971	12/2007
Forum Office Park	Louisville, KY	—	(4)	6,811	32,548	4,067	43,426	7,546	1984	12/2007
Lakeview	Louisville, KY	—	(4)	1,468	8,574	(3,799)	6,243	343	1989	12/2007
Steeplechase Place	Louisville, KY	—	(4)	1,766	7,424	511	9,701	1,618	1989	12/2007
Hunnington	Louisville, KY	—	(4)	978	5,507	(918)	5,567	972	1986	12/2007
City Hall Plaza	Manchester, NH	—	(4)	2,516	27,509	(16,678)	13,347	369	1982	12/2007
One & Two Chestnut Place	Worcester, MA	—	(4)	2,903	15,715	(1,075)	17,543	2,971	1990	12/2007
Energy Centre	New Orleans, LA	46,484		6,134	59,852	29,578	95,564	20,418	1984	12/2007
One Edgewater Plaza	Staten Island, NY	34,128	(6)	12,789	26,292	(24,688)	14,393	141	1919	12/2007
Tice Building	Woodcliff Lake, NJ	—	(6)	2,500	18,118	(8,123)	12,495	2,780	1988	12/2007
Fifth Third Center-Columbus	Columbus, OH	50,980		3,500	54,242	1,301	59,043	11,638	1928	12/2007
5104 Eisenhower Boulevard	Tampa, FL	—	(3)	2,602	25,054	—	27,656	6,095	1998	12/2007
Plaza at MetroCenter	Nashville, TN	24,272		3,341	35,333	(7,450)	31,224	2,164	1985	12/2007
Loop Central	Houston, TX	43,986		11,653	86,587	9,047	107,287	21,830	1980-1982	12/2007
Epic Center	Wichita, KS	14,872	(7)	951	19,609	(4,541)	16,019	4,051	1987	12/2007
One Brittany Place	Wichita, KS	—	(7)	926	3,478	(4,018)	386	42	1984	12/2007
Two Brittany Place	Wichita, KS	—	(7)	926	1,666	(1,678)	914	165	1984	12/2007
801 Thompson	Rockville, MD	8,924		3,200	10,578	53	13,831	2,138	1963	12/2007
500 E. Pratt	Baltimore, MD	58,800		—	66,390	1,686	68,076	13,783	2004	12/2007

Behringer Harvard REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances		Land	Improvements	to acquisition (1)	close of period (2)	depreciation	construction	acquired
One BriarLake Plaza	Houston, TX	98,526		9,602	119,660	8,085	137,347	22,004	2000	09/2008
Two BriarLake Plaza	Houston, TX	1		2,446	3,504	—	5,950	—	(9)	12/2009
Colorado Building	Washington, D.C.	26,877		13,328	28,109	1,984	43,421	6,211	1903	08/2004-12/2008
Three Eldridge Place	Houston ,TX	—	(3)	3,090	62,181	10,833	76,104	6,976	2009	12/2006-11/2009
unamortized discount		(46)			—	—	—	—
Totals (8)		$2,107,380		$437,524	$2,873,658	$(88,824)	$3,222,358	$593,389
____________
Generally, each of our properties has a depreciable life of 25 years.

(1)  Includes adjustments to basis, such as impairment losses.
(2)  The aggregate cost for federal income tax purposes is approximately $3.8 billion.
(3)  10&120 South Riverside, 5&15 Wayside, 5104 Eisenhower Boulevard, Centreport Office Center, 111 Woodcrest, 1650 Arch Street and Three Eldridge Place are each held as collateral for this note payable.
(4)  One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza and One & Two Chestnut Place are each held as collateral for this note payable.
(5)  Hurstborne Plaza is a retail shopping center.  All of our other properties are office buildings.
(6)  One Edgewater Plaza and  the Tice Building (“New York Properties”) are each held as collateral for this note payable.  This note payable is cross collateralized with our Wichita Properties note payable.
(7)  Epic Center, One Brittany Place and Two Brittany Place (“Wichita Properties”) are each held as collateral for this note payable.  This note payable is cross collateralized with our New York Properties note payable.
(8) Excludes 600 & 619 Alexander Road property which was held for sale at December 31, 2012.
(9) Construction commenced in 2012 and is expected to be completed in 2014.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Real Estate:
Balance at beginning of year	$3,597,339	$3,894,478	$4,185,303
Acquisitions/improvements	76,304	68,699	62,126
Assets disposed/written-off	(451,285)	(365,838)	(352,951)
Balance at end of the year	$3,222,358	$3,597,339	$3,894,478
Accumulated depreciation:
Balance at beginning of year	$617,402	$526,197	$423,534
Depreciation expense	141,046	150,338	159,086
Assets disposed/written-off	(165,059)	(59,133)	(56,423)
Balance at end of the year	$593,389	$617,402	$526,197

*****

EXHIBIT INDEX

Exhibit Number	Description
3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)

3.1.1	Behringer Harvard REIT I, Inc. Articles Supplementary (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

3.2	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)

3.2.1	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)

4.1	Second Amended and Restated Distribution Reinvestment Plan of the Registrant (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

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

10.4	Form of Restricted Stock Award Agreement under the Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (filed herewith)

10.5
Letter Agreement, dated March 6, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-K filed on March 9, 2012)

10.6
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

Exhibit Number	Description

10.12
Administrative Services Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 8-K/A filed on January 3, 2013)

10.13
Sixth Amended and Restated Property Management Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.14
Behringer Harvard Holdings License Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed September 6, 2012)

10.15
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.16
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.17
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.18
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Thomas P. Simon (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.19
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.20
Interim CEO Consulting Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Robert S. Aisner (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.21	Termination of Interim CEO Consulting Agreement and Resignation of Robert S. Aisner, dated as of February 5, 2013 (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)

14.1	Behringer Harvard REIT I, Inc. Code of Business Conduct Policy (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certification (filed herewith)

99.1	Fourth Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Second Amended and Restated Policy for Estimation of Common Stock Value, effective as of April 13, 2010 (previously filed and incorporated by reference to Form 8-K filed on April 16, 2010)

101**
The following financial information from Behringer Harvard REIT I, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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