Form 10-Q
period 2013-03-31
BEHRINGER HARVARD REIT I INC
filed 2013-05-03
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________
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

As of April 30, 2013, Behringer Harvard REIT I, Inc. had 299,621,421 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD REIT I, INC.
FORM 10-Q
Quarter Ended March 31, 2013

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Behringer Harvard REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Real estate
Land	$378,205	$392,736
Buildings and improvements, net	2,110,847	2,230,283
Real estate under development	13,327	5,950
Total real estate	2,502,379	2,628,969
Cash and cash equivalents	40,726	9,746
Restricted cash	71,289	78,166
Accounts receivable, net	108,343	111,950
Prepaid expenses and other assets	10,593	7,302
Investments in unconsolidated entities	44,687	52,948
Deferred financing fees, net	13,930	16,251
Lease intangibles, net	190,055	205,587
Other intangible assets, net	3,499	3,657
Assets associated with real estate held for sale	—	10,718
Total assets	$2,985,501	$3,125,294
Liabilities and equity
Liabilities
Notes payable	$2,012,268	$2,107,380
Accounts payable	1,442	1,652
Payables to related parties	1,398	1,398
Acquired below-market leases, net	48,099	51,218
Accrued liabilities	108,330	135,072
Deferred tax liabilities	1,702	2,192
Other liabilities	17,831	17,914
Obligations associated with real estate held for sale	—	18,383
Total liabilities	2,191,070	2,335,209
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	2,700
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,191,861 shares issued and outstanding	30	30
Additional paid-in capital	2,646,104	2,645,994
Cumulative distributions and net loss attributable to common stockholders	(1,858,625)	(1,862,591)
Accumulated other comprehensive loss	(1,419)	(1,676)
Stockholders’ equity	786,090	781,757
Noncontrolling interests	5,641	5,628
Total equity	791,731	787,385
Total liabilities and equity	$2,985,501	$3,125,294
See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Rental revenue	$106,029	$106,213
Expenses
Property operating expenses	32,627	32,204
Interest expense	30,433	31,920
Real estate taxes	15,275	16,183
Property management fees	3,089	3,144
Asset management fees	—	4,581
General and administrative	4,636	2,393
Depreciation and amortization	43,165	47,682
Total expenses	129,225	138,107
Interest and other income (expense)	533	(19)
Gain on troubled debt restructuring	—	201
Loss from continuing operations before income taxes, equity in losses of investments and gain on sale or transfer of assets	(22,663)	(31,712)
Benefit (provision) for income taxes	38	(407)
Equity in losses of investments	(798)	(116)
Loss from continuing operations before gain on sale or transfer of assets	(23,423)	(32,235)
Discontinued operations
Income from discontinued operations	7,569	2,014
Gain on sale or transfer of discontinued operations	3,730	2,019
Income from discontinued operations	11,299	4,033
Gain on sale or transfer of assets	16,102	362
Net income (loss)	3,978	(27,840)
Net income (loss) attributable to noncontrolling interests
Noncontrolling interests in continuing operations	4	47
Noncontrolling interests in discontinued operations	(16)	(6)
Net income (loss) attributable to common stockholders	$3,966	$(27,799)
Basic and diluted weighted average common shares outstanding	299,191,861	297,645,524
Basic and diluted income (loss) per common share:
Continuing operations	$(0.02)	$(0.10)
Discontinued operations	0.03	0.01
Basic and diluted income (loss) per common share	$0.01	$(0.09)
Net income (loss) attributable to common stockholders:
Continuing operations	$(7,317)	$(31,826)
Discontinued operations	11,283	4,027
Net income (loss) attributable to common stockholders	$3,966	$(27,799)
Comprehensive income (loss):
Net income (loss)	$3,978	$(27,840)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	258	(443)
Comprehensive income (loss)	4,236	(28,283)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	41
Comprehensive income (loss) attributable to common stockholders	$4,223	$(28,242)
See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Convertible Stock		Common Stock		Additional
	Number	Par	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	of Shares	Value	Capital
For the three months ended March 31, 2013
Balance at January 1, 2013	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net income	—	—	—	—	—	3,966	—	12	3,978
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	257	1	258
Amortization of restricted shares	—	—	—	—	110	—	—	—	110
Balance at March 31, 2013	—	$—	299,192	$30	$2,646,104	$(1,858,625)	$(1,419)	$5,641	$791,731
For the three months ended March 31, 2012
Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991
Net loss	—	—	—	—	—	(27,799)	—	(41)	(27,840)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(443)	—	(443)
Redemption of common stock	—	—	(221)	—	(1,024)	—	—	—	(1,024)
Distributions declared	—	—	—	—	—	(7,439)	—	(11)	(7,450)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	707	—	3,278	—	—	—	3,278
Cost of share issuance	—	—	—	—	(4)	—	—	—	(4)
Balance at March 31, 2012	1	$—	297,742	$30	$2,641,970	$(1,718,391)	$(1,348)	$6,247	$928,508

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income (loss)	$3,978	$(27,840)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Gain on sale or transfer of assets	(16,102)	(362)
Gain on sale or transfer of discontinued operations	(3,730)	(2,019)
Gain on troubled debt restructuring	(7,693)	(3,587)
Loss on derivatives	73	3
Amortization of restricted shares	110	—
Depreciation and amortization	43,984	50,688
Amortization of lease intangibles	79	236
Amortization of above/below market rent	(2,272)	(3,338)
Amortization of deferred financing and mark-to-market costs	1,738	1,933
Equity in losses of investments	798	116
Ownership portion of management and financing fees from unconsolidated companies	563	103
Distributions from investments	—	114
Change in accounts receivable	(4,486)	(6,833)
Change in prepaid expenses and other assets	(3,386)	(3,859)
Change in lease commissions	(2,800)	(3,295)
Change in other lease intangibles	(1,411)	(1,112)
Change in accounts payable	(492)	(476)
Change in accrued liabilities	(20,137)	(12,324)
Change in other liabilities	(9)	923
Change in payables to related parties	—	590
Cash used in operating activities	(11,195)	(10,339)
Cash flows from investing activities
Return of investments	8,400	2,234
Investments in unconsolidated entities	(1,500)	(370)
Capital expenditures for real estate	(17,578)	(7,656)
Capital expenditures for real estate under development	(6,035)	—
Proceeds from sale of discontinued operations	74,840	—
Change in restricted cash	7,384	10,800
Cash provided by investing activities	65,511	5,008
Cash flows from financing activities
Financing costs	—	(21)
Proceeds from notes payable	19,000	26,500
Payments on notes payable	(42,336)	(8,284)
Payments on capital lease obligations	—	(22)
Redemptions of common stock	—	(1,024)
Offering costs	—	(4)
Distributions to common stockholders	—	(4,158)
Distributions to noncontrolling interests	—	(11)
Cash (used in) provided by financing activities	(23,336)	12,976
Net change in cash and cash equivalents	30,980	7,645
Cash and cash equivalents at beginning of period	9,746	12,073
Cash and cash equivalents at end of period	$40,726	$19,718
See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

Behringer Harvard REIT I, Inc. (which, along with our subsidiaries, may be referred to herein as the “Company,” “we,” “us” or “our”) was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  We primarily own institutional quality office properties located in metropolitan cities and select suburban markets that we believe have premier business addresses, are of high quality construction, offer personalized amenities, and are primarily leased to highly creditworthy commercial tenants.  We also develop institutional quality office properties.  As of March 31, 2013, we owned interests in 48 properties located in 18 states and the District of Columbia.

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

Our common stock is not listed on a national securities exchange. However, prior to February 2017, management and our board anticipates either listing our common stock on a national securities exchange or commencing liquidation of our assets. Our management and board continue to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2013, and December 31, 2012, and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended March 31, 2013 and 2012, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2013, and December 31, 2012, and our results of operations and our cash flows for the periods ended March 31, 2013 and 2012.  These adjustments are of a normal recurring nature.

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

Real Estate

As of March 31, 2013, and December 31, 2012, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of March 31, 2013	Improvements	Intangibles	Leases	Leases
Cost	$2,728,816	$393,986	$25,061	$(120,542)
Less: accumulated depreciation and amortization	(617,969)	(213,079)	(15,913)	72,443
Net	$2,110,847	$180,907	$9,148	$(48,099)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2012	Improvements	Intangibles	Leases	Leases
Cost	$2,823,672	$420,399	$27,539	$(124,060)
Less: accumulated depreciation and amortization	(593,389)	(224,705)	(17,646)	72,842
Net	$2,230,283	$195,694	$9,893	$(51,218)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2013 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

April - December 2013	$13,832
2014	$15,443
2015	$10,675
2016	$7,878
2017	$4,632

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Straight-line rental revenue receivable	$97,327	$102,789
Tenant receivables	10,252	9,374
Non-tenant receivables	1,942	1,050
Allowance for doubtful accounts	(1,178)	(1,263)
Total	$108,343	$111,950

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Cost	$34,795	$36,101
Less: accumulated amortization	(20,865)	(19,850)
Net	$13,930	$16,251

 Other Intangible Assets, net

Other intangible assets include our license to use the Behringer Harvard name and logo and a ground lease on one of our properties.  As of March 31, 2013, and December 31, 2012, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Cost	$4,422	$4,422
Less: accumulated depreciation and amortization	(923)	(765)
Net	$3,499	$3,657

We amortize the value of other intangible assets to expense over their estimated remaining useful lives which range from an ending date of June 2015 to an ending date of January 2050.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

April - December 2013	$472
2014	$629
2015	$374
2016	$119
2017	$119

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2013 and 2012, was approximately $2.8 million and $7.4 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2013 and 2012, was approximately $2.3 million and $3.3 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.2 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, which includes amounts recognized in discontinued operations.

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

We acquired IPC (US), Inc. on December 12, 2007, and have elected that it be taxed as a REIT for federal income tax purposes since the tax year ended December 31, 2008.  We believe IPC (US), Inc. is organized and operates in a manner to qualify for this election.  Prior to acquisition, IPC (US), Inc. was a taxable C-corporation, and for the balance of the year ended December 31, 2007, IPC (US), Inc. was treated as a taxable REIT subsidiary of the Company for federal income tax purposes.

As of March 31, 2013, we have deferred tax liabilities of approximately $1.7 million and deferred tax assets, net of related valuation allowances, of approximately $0.2 million related to various state taxing jurisdictions.  At December 31, 2012, we had deferred tax liabilities of approximately $2.2 million and deferred tax assets, net of related valuation allowances, of approximately $0.5 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. For the three months ended March 31, 2013 we recognized a benefit from income taxes, including amounts recognized in discontinued operations, of less than $0.1 million. For the three months ended March 31, 2012 we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.4 million related to certain state and local income taxes.

3.             New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued further clarification on how to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) (“OCI”). This guidance was effective for the first interim or annual period beginning on or after December 15, 2012.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In February 2013, the FASB issued updated guidance for the measurement and disclosure of obligations.  The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013.  The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  However, as of March 31, 2013, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2013, and December 31, 2012 (in thousands).

Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total Fair Value
as of March 31, 2013
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(1,243)	$—	$(1,243)	$—

Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total Fair Value
as of December 31, 2012
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(1,427)	$—	$(1,427)	$—

Fair Value Disclosures

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2013, and December 31, 2012, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of March 31, 2013, and December 31, 2012, are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes Payable	$2,012,268	$2,059,167	$2,107,380	$2,128,724

5.             Real Estate Activities

Dispositions

On February 15, 2013, we sold our 600 & 619 Alexander Road property to an unaffiliated third party for a contract sales price of approximately $9.6 million resulting in a gain on sale of less than $0.1 million. All of the approximately $9.1 million proceeds were used to pay off the associated debt at a discount resulting in a gain on troubled debt restructuring of approximately $7.7 million. 600 & 619 Alexander Road is located in Princeton, New Jersey, and consists of approximately 97,000 rentable square feet.

On March 22, 2013, we sold our 5 & 15 Wayside property to an unaffiliated third party for a contract sales price of $69.3 million resulting in a gain on sale of approximately $3.7 million. The sale generated proceeds of $65.7 million, of which $27.3 million was used to pay down the credit facility. 5 & 15 Wayside is located in Burlington, Massachusetts, and consists of approximately 270,000 rentable square feet.

6.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our noncontrolling interests in certain properties. On January 8, 2013, we sold our Paces West property to a joint venture in which we own a 10% noncontrolling interest. The contract sales price of the property was approximately $82.3 million, and the acquiring joint venture assumed the approximately $82.3 million collateralized debt from us. The property was deconsolidated and a gain of approximately $16.1 million was recognized in continuing operations.

The following is a summary of our investments in unconsolidated entities as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Property Name	Ownership Interest	Ownership Interest	March 31, 2013	December 31, 2012
Wanamaker Building	60.00%	60.00%	$39,770	$49,332
Paces West	10.00%	100.00%	1,354	—
200 South Wacker	9.87%	9.87%	3,563	3,616
Total			$44,687	$52,948

For the three months ended March 31, 2013 and 2012, we recorded approximately $0.8 million and $0.1 million in equity in losses of investments, respectively.  For the three months ended March 31, 2013 and 2012, we recorded approximately $8.4 million and $2.3 million of distributions from our investments in unconsolidated entities.  Our equity in losses of investments for the three months ended March 31, 2013 and 2012, represents our proportionate share of the combined losses from these investments for the period of our ownership.

7.             Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and preferred stock issued by IPC (US), Inc.  The following is a summary of our noncontrolling interests as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Noncontrolling interests in real estate properties	$4,937	$4,929
Limited partnership units	714	709
IPC (US), Inc. preferred shares	(10)	(10)
Total	$5,641	$5,628

8.             Real Estate Under Development

We capitalize interest, property taxes, insurance and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).

For the three month period ended March 31, 2013, we capitalized a total of approximately $7.4 million for the development of Two BriarLake Plaza, including approximately $0.1 million in interest.  We had no capitalized costs associated with real estate under development for the three months ended March 31, 2012. Total real estate under development at March 31, 2013, was approximately $13.3 million, which includes previously purchased land of approximately $2.5 million.

9.             Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we have used interest rate caps and swaps as part of our interest rate risk management strategy.  Our interest rate caps and swaps involve the receipt of variable rate amounts from counterparties in exchange for us making capped rate or fixed rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce to the extent possible the volatility of cash flows.

As of March 31, 2013, we have interest rate cap and swap agreements.  The following table summarizes the notional values of these derivative financial instruments (in thousands) as of March 31, 2013.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2013, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our condensed consolidated balance sheets, as of March 31, 2013, and December 31, 2012 (in thousands):

	Derivative Liabilities
Derivatives designated as hedging instruments:	March 31, 2013	December 31, 2012
Interest rate caps	$—	$—
Interest rate swaps	(1,243)	(1,427)
Total derivatives	$(1,243)	$(1,427)

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship

Gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended
	March 31, 2013	March 31, 2012
Interest rate caps	$73	$(21)
Interest rate swap	185	(422)
Total	$258	$(443)

Amount reclassified from OCI into income (effective portion)
	Three Months Ended
Location	March 31, 2013	March 31, 2012
Interest expense (1)	$293	$200
Total	$293	$200
__________
(1) Increases in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income.  Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

Approximately $1.0 million of the unrealized loss held in accumulated OCI at March 31, 2013, will be reclassified to earnings over the next 12 months.

10.          Notes Payable

Our notes payable was approximately $2.0 billion and $2.1 billion in principal amount at March 31, 2013, and December 31, 2012, respectively.  As of March 31, 2013, all of our debt is fixed rate debt, with the exception of $360.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At March 31, 2013, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.10% to 6.65%. We also have mezzanine loans related to two properties with stated annual interest rates of 9.55% and 9.80%, respectively. The effective weighted average annual interest rate for all of our borrowings is approximately 5.54%. For each of our loans that are in default, as detailed below, we incur default interest rates that are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average annual interest rate of approximately 5.80%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2013, we were in default on four non-recourse property loans with a combined outstanding balance of approximately $110.2 million secured by seven of our properties, including two properties for which receivers have been appointed.  We believe each of the loans may be resolved by marketing the collateralized property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At March 31, 2013, other than the defaults discussed above, we believe we were in compliance with the debt covenants under each of our other loan agreements.  At March 31, 2013, our notes payable had maturity dates that range from August 2013 to August 2021.

The following table summarizes our notes payable as of March 31, 2013 (in thousands):

Principal payments due in: (1)
April - December 2013	$221,889
2014	254,632
2015	458,232
2016	855,826
2017	130,021
Thereafter	91,741
Unamortized discount	(73)
Total	$2,012,268
 ____________
(1)  Approximately $110.2 million of non-recourse loans secured by seven of our properties are in default and have scheduled maturity dates after April 1, 2013, but as of March 31, 2013, we have received notification from these lenders demanding immediate payment.  The table above reflects the required principal payments of these loans using the original maturity dates.  If these loans were shown as payable in full on April 1, 2013, the principal payments in 2013 would increase by approximately $108.3 million, while principal payments in 2014, 2015 and 2016 would decrease by approximately $1.4 million, $47.2 million, and $59.7 million, respectively.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  Effective March 22, 2013, we exercised our right to release our 5&15 Wayside property from the Collateral Properties in order to complete the sale of this property. Correspondingly, the total borrowings provided for under the credit agreement were reduced to $311.0 million, available as a $200.0 million term loan and $111.0 million as a revolving line of credit. The credit facility matures in October 2014, with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1)the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of March 31, 2013, the term loan was fully funded, but no draws were outstanding under the revolving line of credit.  As of March 31, 2013, we had approximately $84.1 million of available borrowings under our revolving line of credit of which approximately $11.5 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of March 31, 2013, the weighted average annual interest rate for borrowings under the credit agreement, inclusive of the swap, was approximately 3.64%.

Troubled Debt Restructuring

In the three months ended March 31, 2013, we sold 600 & 619 Alexander Road. The proceeds were used to fully settle the related debt at a discount and resulted in gain on troubled debt restructuring in discontinued operations of approximately $7.7 million, or $0.03 per common share, on both a basic and diluted income per share basis.

In the three months ended March 31, 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and our ownership interest in St. Louis Place to the associated lenders. These transactions were accounted for as a full settlement of debt and resulted in gain on troubled debt restructuring of approximately $3.6 million, or $0.01 per common share, on both a basic and diluted income per share basis. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

11.          Stockholders’ Equity

Capitalization

As of March 31, 2013, we had 299,191,861 shares of our common stock outstanding, which includes 271,352,628 shares issued through our primary offerings, 5,521,002 shares issued as a result of a stock dividend, 35,239,357 shares issued through distribution reinvestment, and 22,000 shares issued to Behringer Harvard Holdings, LLC, offset by 12,943,126 shares repurchased.  As of March 31, 2013 we had outstanding options to purchase 97,250 shares of our common stock at a weighted average exercise

price of $7.17 per share.   At March 31, 2013, Behringer OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

On August 31, 2012, we became self-managed and as a result we perform certain functions, including the advisory function, previously provided to us by Behringer Advisors, LLC (“Behringer Advisors”). In connection with this transaction, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC for an aggregate price of $1.00.  Each share of the Series A Convertible Preferred Stock will participate in dividends and other distributions on par with each share of our common stock.  In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period ending August 31, 2017.  The determination of the number of shares of our common stock into which the Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance date of the shares.  If the shares of Series A Convertible Preferred Stock are not otherwise converted into common stock prior to August 31, 2017, then they will be redeemed for $100,000 which represents $10.00 per share.  Since the number of shares of common stock that would be issued upon conversion of the Series A Convertible Preferred Stock cannot be determined prior to the conversion date and may exceed the currently available number of unissued shares of common stock, the settlement of these shares is considered to be outside the control of the Company. Therefore, as required by GAAP, the shares of Series A Convertible Preferred Stock were recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our condensed consolidated balance sheets.  Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model.  The maximum redemption value of the Series A Convertible Preferred Stock at March 31, 2013, is not greater than the fair value of these shares at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Stock Plans

Our stockholders have approved and adopted the 2005 Incentive Award Plan which allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan).  The 2005 Incentive Award Plan replaced the Non-Employee Director Stock Option Plan, the Non-Employee Director Warrant Plan and the 2002 Employee Stock Option Plan, each of which was terminated upon the approval of the 2005 Incentive Award Plan.  Prior to an amendment to the 2005 Incentive Award Plan on August 31, 2012, each non-employee director was automatically granted an option to purchase 5,000 shares of common stock on the date he first becomes a director and upon each reelection as a director.  As of March 31, 2013, we had outstanding options to purchase 97,250 shares of our common stock at a weighted average exercise price of $7.17 per share. These options have a maximum term of 10 years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

On February 14, 2013, 429,560 shares of restricted stock were granted to Employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date. Compensation cost is measured at the grant date, based on the estimated fair value of the award ($4.01 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. No shares had been forfeited and no restrictions had lapsed as of March 31, 2013.

12.          Related Party Arrangements

We purchase certain services from Behringer Advisors, such as human resources, shareholder services and information technology. On August 31, 2012, we became self-managed and as a result we perform certain functions, including the advisory function, previously provided to us by Behringer Advisors and we no longer pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza).  HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current or former board members, Messrs. Robert M. Behringer, Robert S. Aisner and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of Behringer Advisors and HPT Management.

The following is a summary of the related party fees we incurred with these entities during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Behringer Advisors, acquisition fees (1)	$158	$—
Behringer Advisors, asset management fee	—	5,018
Behringer Advisors, other fees and reimbursement for services provided	620	938
HPT Management, property and construction management fees	3,492	3,345
HPT Management, reimbursement of costs and expenses	5,630	6,025
Total	$9,900	$15,326

Expensed	$9,351	$15,326
Capitalized to real estate under development	158	—
Capitalized to building and improvements, net	391	—
Total	$9,900	$15,326
______________
(1) Acquisition fees relate to the development of Two BriarLake Plaza.

At both March 31, 2013, and December 31, 2012, we had payables to related parties of approximately $1.4 million, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

13.          Commitments and Contingencies

As of March 31, 2013, we had commitments of approximately $51.9 million for future tenant improvements and leasing commissions.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our President and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement commenced on September 1, 2012, and ends on December 31, 2015, provided that the term will automatically continue for an additional one year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company terminated all of these agreements as of March 31, 2013, we would recognize approximately $6.2 million in compensation expense (without regard to any potential reductions required under the Employment Agreements for amounts in excess of thresholds set forth in Section 280G of the Code).

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
Plaintiffs named us, Behringer Harvard Holdings, LLC, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”) and Scott W. Fordham, the Company’s President and Chief Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
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
Plaintiffs seek the following relief: (1) that the court declare the proxy to be materially false and misleading; (2) that the filings on Schedule 14D-9 were false and misleading; (3) that the defendants’ conduct be declared to be in violation of law; (4) that the authorization secured pursuant to the proxy be found null and void and that we be required to re-solicit a shareholder vote pursuant to court supervision and court approved proxy materials; (5) that the defendants have violated their fiduciary duties to the shareholders who purchased our shares from February 19, 2003, to the present; (6) that the defendants be required to account to Plaintiffs for damages suffered by Plaintiffs; and (7) that Plaintiffs be awarded costs of the action including reasonable allowance for attorneys and experts fees. Neither we nor any of the other defendants believe the consolidated suit has merit and each intend to defend it vigorously.
14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Interest paid, net of amounts capitalized	$25,341	$31,081
Income taxes paid	$189	$136
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$11,316	$14,906
Transfer of real estate and lease intangibles through cancellation of debt	$—	$24,571
Transfer of investment through cancellation of debt	$—	$4,259
Sale of real estate and lease intangibles to unconsolidated joint venture	$60,660	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$3,278
Accrual for distributions declared	$—	$2,485
Assumption of debt by unconsolidated joint venture	$82,291	$—
Cancellation of debt through transfer of real estate	$—	$30,814
Cancellation of debt through discounted payoff	$5,857	$—

15.          Discontinued Operations

During the three months ended March 31, 2013, we sold all of our interests in two consolidated properties. During the year ended December 31, 2012, we sold all of our interests in three consolidated properties and transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosures. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, as summarized in the following table (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Rental revenue	$2,047	$8,122
Expenses
Property operating expenses	814	2,287
Interest expense	236	2,537
Real estate taxes	261	1,247
Property and asset management fees	41	638
Depreciation and amortization	819	3,006
Total expenses	2,171	9,715
Gain on troubled debt restructuring	7,693	3,386
Interest and other income	—	221
Income from discontinued operations	$7,569	$2,014

16.     Subsequent Event

On May 2, 2013, we sold our Riverview Tower property to an unaffiliated third party for a contract sales price of $24.3 million. Riverview Tower is located in Knoxville, Tennessee, and contains approximately 334,000 rentable square feet. Prior to the sale, a receiver had been appointed to manage Riverview Tower.

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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 7, 2013, and the factors described below:

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

For our unconsolidated real estate assets, including those we own through an investment in a joint venture or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

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
Overview
At March 31, 2013, we owned interests in 48 operating properties with approximately 19.8 million rentable square feet.  At March 31, 2012, we owned interests in 55 operating properties with approximately 21.4 million rentable square feet. Substantially all of our business is conducted through our operating partnership, Behringer OP.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. Our earnings were negatively impacted by the economic downturn that began in 2008, and in order to remain competitive in retaining current tenants and attracting new tenants we have (1) leased space at lower rental rates than the rates in place for previous leases in certain of our markets and (2) provided significant concessions (including free rent) to our tenants in connection with leasing activity, and we may continue to do so as we rebuild our overall portfolio occupancy.

The United States economy has been recovering, but the recovery has been slow and uncertain, prolonged by global economic events such as the European debt crisis and its potential impact on the world’s financial markets. Uncertainty about a continued economic recovery has impacted and may continue to impact our tenants’ businesses, including their decisions about long-term lease commitments. As a result, we have operated, and continue to operate, under a strategic plan that includes conserving cash, refinancing or restructuring debt, strategically selling assets, leasing space to increase occupancy and pursuing property and company level capital and other strategic opportunities.

Cash Conservation.  At March 31, 2013, we had cash and cash equivalents of approximately $40.7 million and restricted cash of approximately $71.3 million.  Restricted cash includes restricted money market accounts, as required by our lenders or under certain lease agreements, which may only be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance. As of March 31, 2013, we had approximately $84.1 million of available borrowings under our revolving line of credit of which approximately $11.5 million may only be used for leasing and capital expenditures at the collateral properties as defined in our credit facility agreement. Given the approximate $51.9 million of commitments we have for future tenant improvements and leasing commissions as of March 31, 2013, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases that we may realize from strategic asset sales and draws under our credit facility. Over the last few years, in order to conserve cash, we have reduced and then suspended paying distributions and limited and then suspended share redemptions in comparison to amounts funded in 2008. We have also re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital.
Refinance and Restructure Debt. Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred. Excluding debt of approximately $110.2 million that has an accelerated maturity because it is in default, we have approximately $206.2 million and $235.6 million of debt maturing in the remainder of 2013 and 2014, respectively. Certain loans maturing in those periods will likely require additional equity to be invested in the collateralized property upon refinancing, such as our One Financial Place property in Chicago, Illinois. The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our initial long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions. In those cases where we believe the value of a property is not likely to recover, our board of directors has decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements. See “Liquidity and Capital Resources - Notes Payable” for a more detailed discussion. We are in active negotiations with certain lenders, and we believe that some of these loans may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying the properties to the lender.
Strategic Asset Sales. In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we have limited or no equity in the particular property, when we believe the projected returns on our invested equity do not justify further investment or when we believe the equity in a property can be redeployed within the portfolio in order to achieve better returns or other strategic goals. For example, in the first quarter of 2013, we sold two properties which resulted in combined cash proceeds of approximately $74.8 million, of which approximately $36.4 million was used to pay existing indebtedness.
Leasing. Leasing continues to be a key area of focus for us. In certain markets, we continue to experience a significant level of concessions required to acquire a new tenant, including a combination of more free rent, increased tenant improvement allowances, lower rental rates, or other financial incentives. Also, a number of current tenants are leveraging the current economic environment to negotiate lease renewals or extensions with similar increased concessions.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 48 properties are comprised of approximately 19.8 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately17.9 million rentable square feet.

During the three months ended March 31, 2013, expiring leases comprised approximately 0.7 million square feet.  We executed renewals, expansions and new leases totaling approximately 0.9 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.46 per square foot per year, or 3%. During the three months ended March 31, 2012, expiring leases comprised approximately 0.7 million square feet, and we executed renewals, expansions and new leases totaling approximately 0.9 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $1.03 per square foot per year, or 7%.

The weighted average leasing costs for renewals, expansions and new leases executed in the three months ended March 31, 2013, was approximately $25.75 per square foot as compared to approximately $36.41 per square foot for the three months ended March 31, 2012. The weighted average lease term for renewals, expansions and new leases executed in the three months ended March 31, 2013, was approximately 6.1 years as compared to approximately 7.7 years for the three months ended March 31, 2012.

During the three months ended March 31, 2013, renewals were approximately 0.5 million square feet with weighted average leasing costs of approximately $19.33 per square foot and a weighted average lease term of approximately 5.5 years. Expansions were approximately 0.2 million square feet with weighted average leasing costs of approximately $27.67 per square foot and a weighted average lease term of approximately 6.7 years. New leases totaled approximately 0.2 million square feet with weighted average leasing costs of approximately $37.27 per square foot and a weighted average lease term of approximately 6.6 years. During the three months ended March 31, 2013, our lease renewals represented 51% of expiring leases and 67% of expiring square feet.

Our portfolio occupancy was 87% at March 31, 2013, as compared to 86% at December 31, 2012. We have approximately 1.3 million square feet of scheduled lease expirations for the remainder of 2013. We will continue to focus on leasing with the objective of increasing occupancy as we seek to overcome lease expirations.

Property and Company Level Capital Sources.  We believe that the value for most of our properties may be increased by holding them until market conditions improve.  Rather than selling these assets before market conditions improve, we are exploring opportunities to raise both property level and company level capital.  For example, in January 2013 we completed a joint venture arrangement with a third party for our Paces West property that provided the necessary capital to restructure the property’s debt while retaining a 10% ownership interest. Further, in October 2011 we obtained a $340.0 million credit facility (reduced to $311.0 million in March 2013). Obtaining additional property or company level capital may, however, result in dilution of our interest in a property or our existing stockholders’ equity interests.

Other Strategic Opportunities. Although our primary purpose for conserving cash, strategically selling certain assets and identifying other property and company level capital sources is to have the necessary capital resources available for leasing space in our portfolio, we may also be able to use those resources to capitalize on certain other strategic investment opportunities, such as an acquisition or development of a property that may be uniquely attractive and accretive. For example, we are currently developing Two BriarLake Plaza, a 333,000 square foot Class A commercial office building in the Westchase district of Houston, Texas, because we believe it will be accretive. The development has an approximate targeted completion date of second quarter 2014.

 If market conditions stabilize or improve and we are successful with our efforts under our strategic plan, we believe we can achieve an increase in our estimated value per share and an increase in distributable cash flow, which are important objectives to us for our stockholders. Further, our management and board continue to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.
Results of Operations

During the three months ended March 31, 2013, we sold all of our interests in two consolidated properties. During the year ended December 31, 2012, we sold all of our interests in three consolidated properties and transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosures. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and are excluded from the discussions below.
Three months ended March 31, 2013, as compared to the three months ended March 31, 2012
Rental Revenue.  Rental revenue for the three months ended March 31, 2013, was approximately $106.0 million as compared to approximately $106.2 million for the three months ended March 31, 2012, and was generated by our consolidated real estate properties.  The $0.2 million decrease was primarily attributable a decrease of approximately $2.5 million related to the deconsolidation of Paces West as a result of a partial sale in 2013, a decrease in the straight-line rent adjustment of approximately $2.2 million and a decrease in net above- and below-market lease adjustments of approximately $1.0 million. These decreases were partially offset by increases of approximately $3.4 million primarily due to an increase in revenue from our property leases and an increase in tenant recovery income of approximately $2.2 million.
Property Operating Expenses. Property operating expenses for the three months ended March 31, 2013, were approximately $32.6 million as compared to approximately $32.2 million for the three months ended March 31, 2012, and were comprised of property operating expenses from our consolidated real estate properties. The $0.4 million increase was primarily attributable to an increase of approximately $2.2 million in expenses, including utilities and other general expenses, partially offset by a decrease of approximately $1.1 million in bad debt expense and a decrease of approximately $0.7 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Interest Expense.  Interest expense for the three months ended March 31, 2013, was approximately $30.4 million as compared to approximately $31.9 million for the three months ended March 31, 2012, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, credit facility and interest rate cap and swap agreements. The $1.5 million decrease was primarily attributable to the deconsolidation of Paces West as a result of a partial sale in 2013.
Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2013, were approximately $15.3 million as compared to approximately $16.2 million for the three months ended March 31, 2012, and were comprised of real estate taxes from our consolidated real estate properties. The $0.9 million decrease was primarily due to tax refunds received in the current year.
Property Management Fees. Property management fees were approximately $3.1 million for each of three months ended March 31, 2013 and 2012, and were comprised of property management fees related to consolidated properties and, in 2012, our tenant-in-common investment properties.
Asset Management Fees. We had no asset management fees for the three months ended March 31, 2013, as compared to approximately $4.6 million for the three months ended March 31, 2012. As a result of becoming self-managed, we no longer pay asset management fees to Behringer Advisors, effective as of August 31, 2012.
General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2013, were approximately $4.6 million as compared to approximately $2.4 million for the three months ended March 31, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and, in 2012, reimbursement of certain expenses of Behringer Advisors before we became self-managed.  In 2013, we incurred new expenses that had previously been paid by Behringer Advisors, such as payroll and benefit costs.  The $2.2 million increase in general and administrative expenses is primarily due to approximately $1.4 million of added payroll and benefit costs, approximately $0.4 million for increased expense related to services provided to us by Behringer Advisors and approximately $0.3 million of increased legal expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2013, was approximately $43.2 million as compared to approximately $47.7 million for the three months ended March 31, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $4.5 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $3.3 million, primarily due to lower lease intangible amortization and approximately $1.2 million attributable to the deconsolidation of Paces West as a result of a partial sale in 2013.
Equity in Losses of Investments.  Equity in losses of investments for the three months ended March 31, 2013, was approximately $0.8 million as compared to approximately $0.1 million for three months ended March 31, 2012, and was comprised of our share of equity in the losses of unconsolidated investments.  The $0.7 million change is primarily related to increased expenses at the Wanamaker Building.
Gain on Sale or Transfer of Assets. Gain on sale or transfer of assets was approximately $16.1 million for the three months ended March 31, 2013, and was related to the partial sale of Paces West. Gain on sale or transfer of assets was approximately $0.4 million for three months ended March 31, 2012, and was related to the transfer of our tenant-in-common interest in St. Louis Place to the lender associated with this property.

Cash Flow Analysis
Three months ended March 31, 2013, as compared to three months ended March 31, 2012
Cash flows used in operating activities were approximately $11.2 million for the three months ended March 31, 2013, as compared to approximately $10.3 million for the three months ended March 31, 2012.  The $0.9 million increase in cash flows used in operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $6.5 million more net cash outflows from working capital assets and liabilities in 2013 compared to 2012; (2) the factors discussed in our analysis of results of operations for the three months ended March 31, 2013, compared to March 31, 2012, which resulted in approximately $5.4 million more cash received from the results of our consolidated real estate property operations, net of interest expense, asset management fees and general and administrative expenses;  and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $0.2 million.
Cash flows provided by investing activities for the three months ended March 31, 2013, were approximately $65.5 million and were primarily comprised of proceeds from the sale of properties of approximately $74.8 million, a change in restricted cash of approximately $7.4 million and return of investments of approximately $8.4 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $23.6 million.  During the three months ended March 31, 2012, cash flows provided by investing activities were approximately $5.0 million and were primarily comprised of a change in restricted cash of approximately $10.8 million and return of investment of approximately $2.2 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $7.7 million.
Cash flows used in financing activities for the three months ended March 31, 2013, were approximately $23.3 million and were comprised primarily of net payments on, and proceeds from, notes payable.  During the three months ended March 31, 2012, cash flows provided by financing activities were approximately $13.0 million and were comprised primarily of net proceeds from, and payments on, notes payable of approximately $18.2 million, distributions to our common stockholders of approximately $4.2 million and redemptions of common stock of approximately $1.0 million.
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

We believe that the use of FFO, together with the required GAAP presentations, is helpful to our stockholders and our management in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairments of depreciable real estate assets, and extraordinary items, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing and operating expenses.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three months ended March 31, 2013 and 2012, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders. The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$3,978	$(27,840)
Net (income ) loss attributable to noncontrolling interests	(12)	41
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	43,857	50,688
Real estate depreciation and amortization from unconsolidated properties	1,493	1,989
Gain on sale or transfer of depreciable real estate	(19,832)	(2,381)
Noncontrolling interests share of above adjustments	(205)	(253)
FFO attributable to common stockholders	$29,279	$22,244
Acquisition expenses	95	—
Straight-line rent adjustment	(3,197)	(7,618)
Amortization of above- and below-market rents, net	(2,408)	(3,540)
Gain on troubled debt restructuring and early extinguishment of debt	(7,660)	(3,587)
Noncontrolling interests share of above adjustments	19	21
MFFO attributable to common stockholders	$16,128	$7,520
Weighted average common shares outstanding - basic	299,192	297,646
Weighted average common shares outstanding - diluted (2)	299,425	297,659
Net income (loss) per common share - basic and diluted (2)	$0.01	$(0.09)
FFO per common share - basic and diluted	$0.10	$0.07
MFFO per common share - basic and diluted	$0.05	$0.03
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	There are no dilutive securities for purposes of calculating the net income (loss) per common share.
FFO attributable to common stockholders for the three months ended March 31, 2013, was approximately $29.3 million as compared to approximately $22.2 million for the three months ended March 31, 2012, an increase of approximately $7.1 million.  This increase is primarily related to lower asset management fees of approximately $5.0 million, increases in gains on troubled debt restructuring of approximately $4.1 million and lower interest expense of $3.8 million in first quarter 2013 as compared to first quarter 2012. These were partially offset by reductions in revenue less property operating expenses, real estate taxes and property management fees of approximately $3.1 million, higher general and administrative expense of $2.2 million and increases in losses from equity investments of approximately $0.7 million in first quarter 2013 as compared to first quarter 2012,
MFFO attributable to common stockholders for the three months ended March 31, 2013, was approximately $16.1 million as compared to approximately $7.5 million for the three months ended March 31, 2012, an increase of approximately $8.6 million. This increase is primarily related to reductions in asset management fees of $5.0 million and interest expense of $3.8 million and an increase in revenue (excluding the impact of non-cash adjustments, such as straight-line rent and amortization of above- and below-market lease intangibles) less property operating expenses, real estate taxes and property management fees of $2.4 million in the first quarter 2013 as compared to first quarter 2012. These were partially offset by increases in general and administrative expense of $2.2 million and increases in losses from equity investments of $0.7 million in first quarter 2013 as compared to first quarter 2012.
Liquidity and Capital Resources
General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties including commitments for future tenant improvements, and repaying or refinancing our outstanding indebtedness. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our credit facility may be challenging and is planning accordingly. We anticipate that becoming self-managed, effective August 31, 2012, will continue to result in substantial cost savings. In particular, we anticipate annual savings in the range of approximately $10.0 million to $12.0 million beginning in 2013. The cost savings result primarily from the fact that we no longer are required to pay asset management fees to Behringer Advisors. For the three months ended March 31, 2013, these savings were approximately $2.7 million. There is no assurance, however, that additional savings will be realized. On December 19, 2012, our board of directors made a determination to suspend all distributions and redemptions until further notice. Based on the most recent distribution rate and previously budgeted redemptions for 2012, this has generated cash savings of approximately $5.2 million for the three months ended March 31, 2013, and is expected to result in annual cash savings in excess of $20.0 million.

Current Liquidity

As of March 31, 2013, we had cash and cash equivalents of $40.7 million and restricted cash of approximately $71.3 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $535.0 million for April 2013 through March 2014. At current operating levels, we anticipate that revenue from our properties over the same period will generate approximately $391.3 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties. We will also need to generate additional funds for long-term liquidity requirements.
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

One of our liquidity strategies is to sell or otherwise dispose of certain properties. We believe that selling or otherwise disposing of certain properties located in non-core markets and certain other non-strategic properties can help us to either (1) generate cash when we believe the property being disposed has equity value above the mortgage debt or (2) preserve cash through the sale or other disposition of properties with negative cash flow or other potential near-term cash outlay requirements. In the first quarter of 2013 we sold two properties resulting in combined net proceeds of approximately $74.8 million. There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.
We may seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. For example, we completed a joint venture arrangement with a third party for our Paces West property in January 2013 that provided the necessary capital to restructure the property’s debt. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is uncertain in the current economic environment.
We are exploring opportunities and working with various entities to generate both property level and company level capital. There is, however, no assurance that we will be able to realize any capital from these initiatives.
Notes Payable

Our notes payable was approximately $2.0 billion and $2.1 billion in principal amount at March 31, 2013, and December 31, 2012, respectively. As of March 31, 2013, all of our debt is fixed rate debt, with the exception of $360.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At March 31, 2013, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.10% to 6.65%. We also have mezzanine loans related to two properties with stated annual interest rates of 9.55% and 9.80%, respectively. The effective weighted average annual interest rate for all of our borrowings is approximately 5.54%. For each of our loans that are in default, as detailed below, we incur default interest rates that are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average annual interest rate of approximately 5.80%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2013, we were in default on four non-recourse property loans with a combined outstanding balance of approximately $110.2 million secured by seven of our properties, including two properties for which receivers have been appointed.  These four loans have scheduled maturity dates after 2013, but we have received notification from the lenders demanding immediate payment. We believe each of these loans may be resolved by marketing the collateralized property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At March 31, 2013, other than the defaults discussed above, we believe we were in compliance with the debt covenants under each of our other loan agreements.  At March 31, 2013, our notes payable had maturity dates that range from August 2013 to August 2021.

Credit Facility

On October 25, 2011, through our operating partnership, Behringer OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility. Effective March 22, 2013, we exercised our right to release our 5&15 Wayside property from the Collateral Properties in order to complete the sale of this property. Correspondingly, the total borrowings provided for under the credit agreement were reduced to $311.0 million, available as a $200.0 million term loan and $111.0 million as a revolving line of credit. The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate,” (ii) 0.5% above the Federal Funds Effective Rate or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin. The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%. In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of March 31, 2013, the term loan was fully funded, but no draws were outstanding under the revolving line of credit. As of March 31, 2013, we had approximately $84.1 million of available borrowings under our revolving line of credit of which approximately $11.5 million may only be used for leasing and capital expenditures at the Collateral Properties. As of March 31, 2013, the weighted average annual interest rate for borrowings under the credit agreement, inclusive of the swap, was approximately 3.64%.

Troubled Debt Restructuring

In the three months ended March 31, 2013, we sold 600 & 619 Alexander Road. The proceeds were used to fully settle the related debt at a discount and resulted in gain on troubled debt restructuring in discontinued operations of approximately $7.7 million, or $0.03 per common share, on both a basic and diluted income per share basis.

In the three months ended March 31, 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and our ownership interest in St. Louis Place to the associated lenders. These transactions were accounted for as a full settlement of debt and resulted in gain on troubled debt restructuring of approximately $3.6 million, or $0.01 per common share, on both a basic and diluted income per share basis. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors previously authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and on December 19, 2012, the board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate changes primarily as a result of our debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed or capped the interest rate on certain of our variable rate debt.

As of March 31, 2013, all of our approximate $2.0 billion debt is fixed rate debt, with the exception of approximately $360.0 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.8 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.1 million.

A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $2.2 million. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $0.6 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Plaintiffs named us, Behringer Harvard Holdings, LLC, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”); and Scott W. Fordham, the Company’s President and Chief Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
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
Plaintiffs seek the following relief: (1) that the court declare the proxy to be materially false and misleading; (2) that the filings on Schedule 14D-9 were false and misleading; (3) that the defendants’ conduct be declared to be in violation of law; (4) that the authorization secured pursuant to the proxy be found null and void and that we be required to re-solicit a shareholder vote pursuant to court supervision and court approved proxy materials; (5) that the defendants have violated their fiduciary duties to the shareholders who purchased our shares from February 19, 2003, to the present; (6) that the defendants be required to account to Plaintiffs for damages suffered by Plaintiffs; and (7) that Plaintiffs be awarded costs of the action including reasonable allowance for attorneys and experts fees. Neither we nor any of the other defendants believe the consolidated suit has merit and each intend to defend it vigorously.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
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

BEHRINGER HARVARD REIT I, INC.
Dated: May 3, 2013	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibit

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
Administrative Services Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC (previously filed and incorporated by reference to Form 8-K/A filed on January 3, 2013) ***

10.2	Termination of Interim CEO Consulting Agreement and Resignation of Robert S. Aisner, dated as of February 5, 2013 (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (filed herewith)
101 **
The following financial information from Behringer Harvard REIT I, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

 _______________________________________________________________

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

*** Confidential treatment has been requested for certain portions of this exhibit. These portions were omitted from the Form 8-K/A and submitted separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.