Form 10-Q
period 2013-06-30
TIER REIT INC
filed 2013-08-05
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________
Commission File Number: 000-51293
TIER REIT, Inc.
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2013, TIER REIT, Inc. had 299,615,186 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended June 30, 2013

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Real estate
Land	$374,578	$392,736
Buildings and improvements, net	2,053,476	2,230,283
Real estate under development	20,516	5,950
Total real estate	2,448,570	2,628,969
Cash and cash equivalents	36,185	9,746
Restricted cash	71,344	78,166
Accounts receivable, net	107,563	111,950
Prepaid expenses and other assets	10,190	7,302
Investments in unconsolidated entities	45,099	52,948
Deferred financing fees, net	12,156	16,251
Lease intangibles, net	179,305	205,587
Other intangible assets, net	2,322	3,657
Assets associated with real estate held for sale	—	10,718
Total assets	$2,912,734	$3,125,294
Liabilities and equity
Liabilities
Notes payable	$1,963,003	$2,107,380
Accounts payable	2,937	1,652
Payables to related parties	1,389	1,398
Acquired below-market leases, net	44,494	51,218
Accrued liabilities	106,450	135,072
Deferred tax liabilities	1,635	2,192
Other liabilities	18,005	17,914
Obligations associated with real estate held for sale	—	18,383
Total liabilities	2,137,913	2,335,209
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	2,700
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,191,861 shares issued and outstanding	30	30
Additional paid-in capital	2,646,315	2,645,994
Cumulative distributions and net loss attributable to common stockholders	(1,878,762)	(1,862,591)
Accumulated other comprehensive loss	(1,072)	(1,676)
Stockholders’ equity	766,511	781,757
Noncontrolling interests	5,610	5,628
Total equity	772,121	787,385
Total liabilities and equity	$2,912,734	$3,125,294
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Rental revenue	$104,726	$103,971	$207,755	$207,448
Expenses
Property operating expenses	31,216	30,663	62,532	61,702
Interest expense	29,239	31,489	58,530	62,778
Real estate taxes	15,807	15,118	30,705	30,870
Property management fees	3,039	3,135	6,038	6,196
Asset management fees	—	4,514	—	9,008
Asset impairment losses	—	16,186	—	16,186
General and administrative	4,120	3,204	8,756	5,597
Depreciation and amortization	43,405	44,813	85,789	91,634
Total expenses	126,826	149,122	252,350	283,971
Interest and other income	85	196	618	178
Gain on troubled debt restructuring	—	—	—	201
Loss from continuing operations before income taxes, equity in earnings (losses) of investments and gain on sale or transfer of assets	(22,015)	(44,955)	(43,977)	(76,144)
Provision for income taxes	(125)	(109)	(87)	(516)
Equity in earnings (losses) of investments	520	1,045	(278)	929
Loss from continuing operations before gain on sale or transfer of assets	(21,620)	(44,019)	(44,342)	(75,731)
Discontinued operations
Income (loss) from discontinued operations	464	(2,927)	7,332	(1,436)
Gain on sale or transfer of discontinued operations	988	12,808	4,718	14,827
Income from discontinued operations	1,452	9,881	12,050	13,391
Gain on sale or transfer of assets	—	—	16,102	362
Net loss	(20,168)	(34,138)	(16,190)	(61,978)
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	32	49	36	96
Noncontrolling interests in discontinued operations	(1)	(15)	(17)	(21)
Net loss attributable to common stockholders	$(20,137)	$(34,104)	$(16,171)	$(61,903)
Basic and diluted weighted average common shares outstanding	299,191,861	298,112,802	299,191,861	297,879,163
Basic and diluted income (loss) per common share:
Continuing operations	$(0.07)	$(0.14)	$(0.09)	$(0.25)
Discontinued operations	—	0.03	0.04	0.04
Basic and diluted loss per common share	$(0.07)	$(0.11)	$(0.05)	$(0.21)
Net income (loss) attributable to common stockholders:
Continuing operations	$(21,588)	$(43,970)	$(28,204)	$(75,273)
Discontinued operations	1,451	9,866	12,033	13,370
Net loss attributable to common stockholders	$(20,137)	$(34,104)	$(16,171)	$(61,903)
Comprehensive loss:
Net loss	$(20,168)	$(34,138)	$(16,190)	$(61,978)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	347	(318)	605	(761)
Comprehensive loss	(19,821)	(34,456)	(15,585)	(62,739)
Comprehensive loss attributable to noncontrolling interests	31	35	18	76
Comprehensive loss attributable to common stockholders	$(19,790)	$(34,421)	$(15,567)	$(62,663)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Convertible Stock		Common Stock		Additional
	Number	Par	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	of Shares	Value	Capital
For the six months ended June 30, 2013
Balance at January 1, 2013	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net loss	—	—	—	—	—	(16,171)	—	(19)	(16,190)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	604	1	605
Amortization of restricted shares and units	—	—	—	—	321	—	—	4	325
Distributions declared	—	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2013	—	$—	299,192	$30	$2,646,315	$(1,878,762)	$(1,072)	$5,610	$772,121

For the six months ended June 30, 2012
Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991
Net loss	—	—	—	—	—	(61,903)	—	(75)	(61,978)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(760)	(1)	(761)
Redemption of common stock	—	—	(441)	—	(2,047)	—	—	—	(2,047)
Distributions declared	—	—	—	—	—	(14,891)	—	(389)	(15,280)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	1,412	—	6,553	—	—	—	6,553
Cost of share issuance	—	—	—	—	(7)	—	—	—	(7)
Balance at June 30, 2012	1	$—	298,227	$30	$2,644,219	$(1,759,947)	$(1,665)	$5,834	$888,471

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net loss	$(16,190)	$(61,978)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	4,879	16,785
Gain on sale or transfer of assets	(16,102)	(362)
Gain on sale or transfer of discontinued operations	(4,718)	(14,827)
Gain on troubled debt restructuring	(14,691)	(3,587)
Loss on early extinguishment of debt	1,365	—
Loss on derivatives	174	10
Amortization of restricted shares and units	325	—
Depreciation and amortization	87,772	99,476
Amortization of lease intangibles	194	446
Amortization of above/below market rent	(4,590)	(6,048)
Amortization of deferred financing and mark-to-market costs	3,462	3,868
Equity in earnings (losses) of investments	278	(929)
Ownership portion of management and financing fees from unconsolidated companies	671	216
Distributions from investments	—	345
Change in accounts receivable	(4,632)	(8,597)
Change in prepaid expenses and other assets	(3,115)	(3,283)
Change in lease commissions	(7,174)	(7,952)
Change in other lease intangibles	(2,389)	(1,926)
Change in accounts payable	(220)	242
Change in accrued liabilities	(13,636)	(4,820)
Change in other liabilities	802	1,187
Change in payables to related parties	(149)	520
Cash provided by operating activities	12,316	8,786

Cash flows from investing activities
Return of investments	8,400	2,243
Investments in unconsolidated entities	(1,500)	(730)
Capital expenditures for real estate	(30,308)	(31,082)
Capital expenditures for real estate under development	(11,134)	—
Proceeds from sale of discontinued operations	74,682	57,344
Change in restricted cash	7,330	17,101
Cash provided by investing activities	47,470	44,876

Cash flows from financing activities
Financing costs	(6)	(26)
Proceeds from notes payable	19,000	26,500
Payments on notes payable	(52,337)	(70,641)
Payments on capital lease obligations	—	(44)
Redemptions of common stock	—	(2,047)
Offering costs	—	(7)
Distributions to common stockholders	—	(8,330)
Distributions to noncontrolling interests	(4)	(390)
Cash used in financing activities	(33,347)	(54,985)

Net change in cash and cash equivalents	26,439	(1,323)
Cash and cash equivalents at beginning of period	9,746	12,073
Cash and cash equivalents at end of period	$36,185	$10,750

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT , Inc. (which, along with our subsidiaries, may be referred to herein as the “Company,” “we,” “us” or “our”) is a Dallas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties in dynamic markets throughout the United States. TIER REIT, Inc., formerly known as Behringer Harvard REIT I, Inc., was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of June 30, 2013, we owned interests in 44 properties located in 17 states and the District of Columbia.

Substantially all of our business is conducted through Tier Operating Partnership LP (“Tier OP”), a Texas limited partnership.  Our wholly-owned subsidiary, Tier GP, Inc., a Delaware corporation, is the sole general partner of Tier OP.  Our direct and indirect wholly-owned subsidiaries, Tier Business Trust, a Maryland business trust, and Tier Partners, LLC, a Delaware limited liability company, are limited partners owning substantially all of Tier OP.

Our common stock is not listed on a national securities exchange. However, prior to February 2017, our management and board anticipate either listing our common stock on a national securities exchange or commencing liquidation of our assets. Our management and board continue to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2013, and December 31, 2012, and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended June 30, 2013 and 2012, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2013, and December 31, 2012, and our results of operations and our cash flows for the periods ended June 30, 2013 and 2012.  These adjustments are of a normal recurring nature.

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

Real Estate

As of June 30, 2013, and December 31, 2012, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of June 30, 2013	Improvements	Intangibles	Leases	Leases
Cost	$2,693,895	$380,406	$22,394	$(116,828)
Less: accumulated depreciation and amortization	(640,419)	(209,416)	(14,079)	72,334
Net	$2,053,476	$170,990	$8,315	$(44,494)

		Lease Intangibles
		Assets		Liabilities
			Acquired	Acquired
	Buildings and	Other Lease	Above-Market	Below-Market
as of December 31, 2012	Improvements	Intangibles	Leases	Leases
Cost	$2,823,672	$420,399	$27,539	$(124,060)
Less: accumulated depreciation and amortization	(593,389)	(224,705)	(17,646)	72,842
Net	$2,230,283	$195,694	$9,893	$(51,218)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of July 2013 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

July - December 2013	$8,723
2014	$15,311
2015	$10,551
2016	$7,731
2017	$4,555

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using broker and other third-party valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the six months ended June 30, 2013 and 2012, we recorded non-cash impairment charges of approximately $4.9 million and $16.8 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Straight-line rental revenue receivable	$98,208	$102,789
Tenant receivables	9,016	9,374
Non-tenant receivables	1,550	1,050
Allowance for doubtful accounts	(1,211)	(1,263)
Total	$107,563	$111,950

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cost	$34,264	$36,101
Less: accumulated amortization	(22,108)	(19,850)
Net	$12,156	$16,251

 Other Intangible Assets, net

Other intangible assets include a ground lease on one of our properties and, for the year ended December 31, 2012, our license to use the Behringer Harvard name and logo. In June 2013, we changed our name to TIER REIT, Inc. and no longer use the Behringer Harvard name or logo, and the asset was fully amortized. As of June 30, 2013, and December 31, 2012, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	June 30, 2013	December 31, 2012
Cost	$2,977	$4,422
Less: accumulated depreciation and amortization	(655)	(765)
Net	$2,322	$3,657

We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of January 2050.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

July - December 2013	$60
2014	$119
2015	$119
2016	$119
2017	$119

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended June 30, 2013 and 2012, was approximately $2.1 million and $3.7 million, respectively, and includes amounts recognized in discontinued operations.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2013 and 2012, was approximately $5.0 million and $11.1 million, respectively, and includes amounts recognized in discontinued operations. As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2013 and 2012, was approximately $2.3 million and $2.7 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2013 and 2012, was approximately $4.6 million and $6.0 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.2 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, which includes amounts recognized in discontinued operations.  We recognized lease termination fees of approximately $0.3 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively, which includes amounts recognized in discontinued operations.

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

As of June 30, 2013, we have deferred tax liabilities of approximately $1.6 million and deferred tax assets, net of related valuation allowances, of approximately $0.2 million related to various state taxing jurisdictions.  At December 31, 2012, we had deferred tax liabilities of approximately $2.2 million and deferred tax assets, net of related valuation allowances, of approximately $0.5 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. For both the three month periods ended June 30, 2013 and 2012, we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.1 million related to certain state and local income taxes. For the six months ended June 30, 2013 and 2012, we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.1 million and $0.5 million, respectively, related to certain state and local income taxes.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  However, as of June 30, 2013, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2013, and December 31, 2012 (in thousands).

Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total Fair Value
as of June 30, 2013
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(997)	$—	$(997)	$—

Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total Fair Value
as of December 31, 2012
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(1,427)	$—	$(1,427)	$—

Fair Value Disclosures

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2013, and December 31, 2012, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of June 30, 2013, and December 31, 2012, are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes Payable	$1,963,003	$2,010,925	$2,107,380	$2,128,724

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

On March 22, 2013, we sold our 5 & 15 Wayside property to an unaffiliated third party for a contract sales price of approximately $69.3 million resulting in a gain on sale of approximately $3.7 million. The sale generated proceeds of approximately $65.7 million, of which approximately $27.3 million was used to pay down the credit facility. 5 & 15 Wayside is located in Burlington, Massachusetts, and consists of approximately 270,000 rentable square feet.

On May 2, 2013, we sold our Riverview Tower property to an unaffiliated third party for a contract sales price of approximately $24.3 million and the buyer assumed associated debt of approximately $24.3 million, resulting in no sales proceeds to us. At the time of the sale, the carrying amount of debt was approximately $30.7 million and the loan was in default. The sale resulted in a gain on troubled debt restructuring of approximately $7.0 million. Riverview Tower is located in Knoxville, Tennessee, and consists of approximately 334,000 rentable square feet.

On May 13, 2013, we transferred our Epic Center, One Brittany Center and Two Brittany Center properties (collectively known as the “Wichita Properties”) to the associated lender pursuant to a deed-in-lieu of foreclosure resulting in an approximately $1.4 million loss on early extinguishment of debt and a gain on transfer of assets of approximately $1.0 million. Prior to the transaction, the loan had an outstanding principal balance of approximately $14.9 million and a scheduled maturity date of June 2015. The Wichita Properties are located in Wichita, Kansas, and consist of approximately 404,000 rentable square feet combined.

6.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our noncontrolling interests in certain properties. On January 8, 2013, we sold our Paces West property to a joint venture in which we own a 10% noncontrolling interest. The contract sales price of the property was approximately $82.3 million, and the acquiring joint venture assumed the approximately $82.3 million collateralized debt from us, resulting in no sales proceeds to us. The property was deconsolidated and a gain of approximately $16.1 million was recognized in continuing operations.

The following is a summary of our investments in unconsolidated entities as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Property Name	Ownership Interest	Ownership Interest	June 30, 2013	December 31, 2012
Wanamaker Building	60.00%	60.00%	$40,274	$49,332
Paces West	10.00%	100.00%	1,283	—
200 South Wacker	9.87%	9.87%	3,542	3,616
Total			$45,099	$52,948

For the three months ended June 30, 2013 and 2012, we recorded approximately $0.5 million and $1.0 million in equity in earnings of investments, respectively.  For the six months ended June 30, 2013 and 2012, we recorded approximately $0.3 million in equity in losses of investments and $0.9 million in equity in earnings of investments, respectively. For the six months ended June 30, 2013 and 2012, we recorded approximately $8.4 million and $2.6 million of distributions from our investments in unconsolidated entities.  Our equity in earnings and losses of investments for the three and six months ended June 30, 2013 and 2012, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership.

7.             Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, restricted stock units issued to our independent directors, and preferred stock issued by IPC (US), Inc.  The following is a summary of our noncontrolling interests as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Noncontrolling interests in real estate properties	$4,933	$4,929
Limited partnership units	686	709
Restricted stock units	4	—
IPC (US), Inc. preferred shares	(13)	(10)
Total	$5,610	$5,628

8.             Real Estate Under Development

We capitalize interest, property taxes, insurance and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the six month period ended June 30, 2013, we capitalized a total of approximately $14.6 million for the development of Two BriarLake Plaza, including approximately $0.4 million in interest.  We had no capitalized costs associated with real estate under development for the six months ended June 30, 2012. Total real estate under development at June 30, 2013, was approximately $20.5 million, which includes previously purchased land of approximately $2.5 million. We have a construction loan that will provide up to $66.0 million in available borrowings for the development.

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

As of June 30, 2013, we have interest rate cap and swap agreements.  The following table summarizes the notional values of these derivative financial instruments (in thousands) as of June 30, 2013.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2013, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - cash flow hedge	$90,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate cap - cash flow hedge	$70,000	one-month LIBOR	1.75% - 2.00%	August 15, 2013
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our condensed consolidated balance sheets, as of June 30, 2013, and December 31, 2012 (in thousands):

	Derivative Liabilities
Derivatives designated as hedging instruments:	June 30, 2013	December 31, 2012
Interest rate caps	$—	$—
Interest rate swaps	(997)	(1,427)
Total derivatives	$(997)	$(1,427)

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship

Gain (loss) recognized in OCI on derivative (effective portion)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate caps	$101	$1	$174	$(20)
Interest rate swap	246	(319)	431	(741)
Total	$347	$(318)	$605	$(761)

Amount reclassified from OCI into income (effective portion)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest expense (1)	$326	$217	$619	$417
Total	$326	$217	$619	$417
__________
(1) Increases in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income.  Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

Approximately $0.8 million of the unrealized loss held in accumulated OCI at June 30, 2013, will be reclassified to earnings over the next 12 months.

10.          Notes Payable

Our notes payable was approximately $2.0 billion and $2.1 billion in principal amount at June 30, 2013, and December 31, 2012, respectively.  As of June 30, 2013, all of our debt is fixed rate debt, with the exception of $360.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At June 30, 2013, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.10% to 6.65%. We also have mezzanine loans related to two properties with stated annual interest rates of 9.55% and 9.80%, respectively. The effective weighted average annual interest rate for all of our borrowings is approximately 5.55%. For each of our loans that are in default, as discussed below, we incur default interest rates that are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average annual interest rate of approximately 5.70%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2013, we were in default on two non-recourse property loans with a combined outstanding balance of approximately $65.6 million secured by three of our properties, including one property for which a receiver has been appointed.  We believe each of the loans may be resolved by marketing the collateralized property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At June 30, 2013, other than the defaults discussed above, we believe we were in compliance with the debt covenants under each of our other loan agreements.  At June 30, 2013, our notes payable had maturity dates that range from August 2013 to August 2021. A one-year extension available under the loan agreements has been requested for the notes payable that mature in August 2013.

The following table summarizes our notes payable as of June 30, 2013 (in thousands):

Principal payments due in: (1)
July - December 2013	$216,143
2014	253,897
2015	443,628
2016	827,655
2017	130,021
Thereafter	91,741
Unamortized discount	(82)
Total	$1,963,003
 ____________
(1)  Approximately $65.6 million of non-recourse loans secured by three of our properties are in default and have scheduled maturity dates after July 1, 2013, but as of June 30, 2013, we have received notification from these lenders demanding immediate payment.  The table above reflects the required principal payments of these loans using the original maturity dates.  If these loans were shown as payable in full on July 1, 2013, the principal payments in 2013 would increase by approximately $64.6 million, while principal payments in 2014, 2015 and 2016 would decrease by approximately $0.7 million, $32.4 million, and $31.5 million, respectively.

Credit Facility

On October 25, 2011, through our operating partnership, Tier OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  Effective March 22, 2013, we exercised our right to release our 5&15 Wayside property from the Collateral Properties in order to complete the sale of this property. Correspondingly, the total borrowings provided for under the credit agreement were reduced to $311.0 million, available as a $200.0 million term loan and $111.0 million as a revolving line of credit. The credit facility matures in October 2014, with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of June 30, 2013, the term loan was fully funded, but no draws were outstanding under the revolving line of credit.  As of June 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit of which approximately $9.9 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of June 30, 2013, the weighted average annual interest rate for borrowings under the credit agreement, inclusive of the swap, was approximately 3.64%.

Troubled Debt Restructuring

In the six months ended June 30, 2013, we sold 600 & 619 Alexander Road and Riverview Tower. The proceeds were used to fully settle the related debt on each property at a discount.

In the six months ended June 30, 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and our ownership interest in St. Louis Place to the associated lenders. These transactions were accounted for as a full settlement of debt.

For the three months ended June 30, 2013, the above transactions resulted in gain on troubled debt restructuring of approximately $7.0 million which was equal to approximately $0.02 in earnings per common share on both a basic and diluted income per share basis. We had no gain on troubled debt restructuring for the three months ended June 30, 2012. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the six months ended June 30, 2013 and 2012, the above transactions resulted in gain on troubled debt restructuring of approximately $14.7 million and $3.6 million, respectively, which was equal to approximately $0.05 and $0.01 in earnings per common share, respectively, on both a basic and diluted income per share basis. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

11.          Equity

Limited Partnership Units

At June 30, 2013, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

 On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  The maximum redemption value of the Series A Convertible Preferred Stock at June 30, 2013, is not greater than the fair value of these shares estimated at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan).  As of June 30, 2013, we had outstanding options held by our independent directors to purchase 97,250 shares of our common stock at a weighted average exercise price of $7.17 per share. These options have a maximum term of 10 years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

On February 14, 2013, 429,560 shares of restricted stock were granted to employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date. Compensation cost is measured at the grant date, based on the estimated fair value of the award ($4.01 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. As of June 30, 2013, 6,235 shares have been forfeited. The restricted stock was anti-dilutive to earnings per share for each period presented.

On June 21, 2013, our independent directors were granted 37,407 restricted stock units. These units vest on July 22, 2014. Subsequent to the vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors, which for G. Ronald Witten and Steven W. Partridge is June 21, 2015, upon which 50% of the restricted stock units will be converted, and June 21, 2016, upon which the remaining 50% will be converted, provided, however, that following the issuance on June 21, 2015, the remaining 50% will be converted immediately upon the occurrence of any of the forgoing events in (i), (ii) or (iii) prior to June 21, 2016; and for Charles G. Dannis is June 21, 2019. Expense is measured at the grant date based on the estimated fair value of the award ($4.01 per unit) and will be recognized over the vesting period. The restricted units were anti-dilutive to earnings per share for each period presented.

12.          Related Party Arrangements

We purchase certain services from Behringer Advisors, such as human resources, shareholder services and information technology. On August 31, 2012, we became self-managed and as a result our employees perform certain functions, including asset management, previously provided to us by Behringer Advisors and we no longer pay asset management fees, acquisition fees or debt financing fees to Behringer Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza).  HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current or former board members, Messrs. Robert M. Behringer, Robert S. Aisner and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of Behringer Advisors and HPT Management.

The following is a summary of the related party fees and costs we incurred with these entities during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Behringer Advisors, acquisition fees (1)	$140	$—	$298	$—
Behringer Advisors, asset management fee	—	5,012	—	10,030
Behringer Advisors, other fees and reimbursement for services provided	622	996	1,242	1,934
HPT Management, property and construction management fees	3,305	3,509	6,797	6,854
HPT Management, reimbursement of costs and expenses	5,476	6,155	11,106	12,180
Total	$9,543	$15,672	$19,443	$30,998

Expensed	$9,139	$15,672	18,490	30,998
Capitalized to real estate under development	140	—	298	—
Capitalized to building and improvements, net	264	—	655	—
Total	$9,543	$15,672	$19,443	$30,998
______________
(1) Acquisition fees relate to the development of Two BriarLake Plaza.

At both June 30, 2013, and December 31, 2012, we had payables to related parties of approximately $1.4 million, consisting primarily of expense reimbursements payable to Behringer Advisors and property management fees payable to HPT Management.

13.          Commitments and Contingencies

As of June 30, 2013, we had commitments of approximately $56.7 million for future tenant improvements and leasing commissions.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our President and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement commenced on September 1, 2012, and ends on December 31, 2015, provided that the term will automatically continue for an additional one year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company terminated all of these agreements as of June 30, 2013, we would recognize approximately $6.0 million in compensation expense (without regard to any potential reductions required under the Employment Agreements for amounts in excess of thresholds set forth in Section 280G of the Code).

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

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Interest paid, net of amounts capitalized	$52,046	$61,300
Income taxes paid	$1,177	$1,065
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$14,166	$22,425
Transfer of real estate and lease intangibles through cancellation of debt	$13,436	$24,571
Transfer of investment through cancellation of debt	$—	$4,259
Sale of real estate and lease intangibles to unconsolidated joint venture	$60,660	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$6,553
Accrual for distributions declared	$—	$2,489
Assumption of debt by unconsolidated joint venture	$82,291	$—
Mortgage notes assumed by purchaser	$24,250	$—
Cancellation of debt through transfer of real estate	$11,333	$30,814
Cancellation of debt through discounted payoff	$9,530	$—

15.          Discontinued Operations

During the six months ended June 30, 2013, we sold all of our interests in three consolidated properties and pursuant to a deed-in-lieu of foreclosure, we disposed of three additional consolidated properties. During the year ended December 31, 2012, we sold all of our interests in three consolidated properties and transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosures. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, as summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Rental revenue	$1,172	$10,913	$6,219	$21,771
Expenses
Property operating expenses	444	3,676	2,569	7,128
Interest expense	450	3,315	1,828	6,483
Real estate taxes	158	1,475	796	3,153
Asset impairment losses	4,879	599	4,879	599
Property and asset management fees	32	794	163	1,602
Depreciation and amortization	383	3,975	1,983	7,842
Total expenses	6,346	13,834	12,218	26,807
Provision for income taxes	—	(5)	—	(5)
Gain on troubled debt restructuring	6,998	—	14,691	3,386
Loss on early extinguishment of debt	(1,365)	—	(1,365)	—
Interest and other income	5	(1)	5	219
Income (loss) from discontinued operations	$464	$(2,927)	$7,332	$(1,436)

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, our need to modify certain property loans in order to justify further investment, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
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
Overview
At June 30, 2013, we owned interests in 44 operating properties with approximately 19.1 million rentable square feet.  At June 30, 2012, we owned interests in 53 operating properties with approximately 21.2 million rentable square feet. Substantially all of our business is conducted through our operating partnership, Tier OP.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. Our earnings have been negatively impacted by the economic downturn that began in 2008, and in order to remain competitive in retaining current tenants and attracting new tenants we have (1) leased space at lower rental rates than the rates in place for previous leases in certain of our markets and (2) provided significant concessions (including free rent) to our tenants in connection with leasing activity, and we may continue to do so as we rebuild our overall portfolio occupancy.

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

Cash Conservation.  At June 30, 2013, we had cash and cash equivalents of approximately $36.2 million and restricted cash of approximately $71.3 million.  Restricted cash includes restricted money market accounts, as required by our lenders or under certain lease agreements, which may only be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance. As of June 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit of which approximately $9.9 million may only be used for leasing and capital expenditures at the collateral properties as defined in our credit facility agreement. Given the approximate $56.7 million of commitments we have for future tenant improvements and leasing commissions as of June 30, 2013, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases that we may realize from strategic asset sales and draws under our credit facility. Over the last few years, in order to conserve cash, we have reduced and then suspended paying distributions and limited and then suspended share redemptions in comparison to amounts funded in 2008. We have also re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital.
Refinance and Restructure Debt. Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred. Excluding debt of approximately $65.6 million that has an accelerated maturity because it is in default, we have approximately $205.9 million and $235.4 million of debt maturing in the remainder of 2013 and in 2014, respectively. Certain loans maturing in those periods will likely require additional equity to be invested in the collateralized property upon refinancing, such as our One Financial Place property in Chicago, Illinois. The reduction in our property net operating income, as well as the increased costs of retaining and attracting new tenants, coupled with increases in vacancy rates and cap rates, has caused us to reconsider our initial long-term strategy for certain of our properties, especially a limited number of properties where we believe the principal balance of the debt encumbering the property exceeds the value of the asset under current market conditions. In those cases where we believe the value of a property is not likely to recover, our board of directors has decided to redeploy our capital to what they believe are more effective uses by reducing the amount of monies we fund as capital expenditures and leasing costs or having us cease making debt service payments on certain property level non-recourse debt, resulting in defaults or events of default under the related loan agreements. See “Liquidity and Capital Resources - Notes Payable” for a more detailed discussion. We are in active negotiations with certain lenders, and we believe that some of these loans may be resolved by marketing the property for sale on behalf of the lender or negotiating agreements conveying the properties to the lender.
Strategic Asset Sales. In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we have limited or no equity in the particular property, when we believe the projected returns on our invested equity do not justify further investment or when we believe the equity in a property can be redeployed within the portfolio in order to achieve better returns or other strategic goals. For example, in the first half of 2013, we sold three properties which resulted in combined cash proceeds of approximately $74.7 million, of which approximately $36.4 million was used to pay existing indebtedness.
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

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 44 properties are comprised of approximately 19.1 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately17.2 million rentable square feet.

During the three months ended June 30, 2013, expiring leases comprised approximately 0.5 million square feet.  We executed renewals, expansions and new leases totaling approximately 0.5 million square feet at weighted average net rental rates that were lower than expiring rents by approximately $0.21 per square foot per year, or 2%. During the three months ended June 30, 2012, expiring leases comprised approximately 0.5 million square feet, and we executed renewals, expansions and new leases totaling approximately 0.7 million square feet at weighted average net rental rates that were lower than expiring rents by approximately $0.58 per square foot per year, or 4%.

During the three months ended June 30, 2013, renewals were approximately 167,000 square feet with weighted average leasing costs of approximately $6.55 per square foot and a weighted average lease term of approximately 3.1 years. Expansions were approximately 68,000 square feet with weighted average leasing costs of approximately $17.39 per square foot and a weighted average lease term of approximately 3.8 years. New leases totaled approximately 247,000 square feet with weighted average leasing costs of approximately $33.91 per square foot and a weighted average lease term of approximately 7.2 years. During the three months ended June 30, 2013, our lease renewals represented 43% of expiring leases and 32% of expiring square feet.

During the six months ended June 30, 2013, expiring leases comprised approximately 1.2 million square feet.  We executed renewals, expansions and new leases totaling approximately 1.4 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.21 per square foot per year, or 1%. During the six months ended June 30, 2012, expiring leases comprised approximately 1.2 million square feet, and we executed renewals, expansions and new leases totaling approximately 1.6 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.33 per square foot per year, or 2%.

During the six months ended June 30, 2013, renewals were approximately 0.6 million square feet with weighted average leasing costs of approximately $15.91 per square foot and a weighted average lease term of approximately 4.9 years. Expansions were approximately 0.3 million square feet with weighted average leasing costs of approximately $25.00 per square foot and a weighted average lease term of approximately 5.9 years. New leases totaled approximately 0.5 million square feet with weighted average leasing costs of approximately $35.52 per square foot and a weighted average lease term of approximately 6.9 years. During the six months ended June 30, 2013, our lease renewals represented 47% of expiring leases and 52% of expiring square feet.
The weighted average leasing costs for renewals, expansions and new leases executed in the six months ended June 30, 2013, was approximately $24.46 per square foot as compared to approximately $34.19 per square foot for the six months ended June 30, 2012. The weighted average lease term for renewals, expansions and new leases executed in the six months ended June 30, 2013, was approximately 5.8 years as compared to approximately 7.3 years for the six months ended June 30, 2012. During the economic downtown when we believe rental rates are low, we have focused on shorter term leases.

Our portfolio occupancy was 87% at June 30, 2013, as compared to 86% at December 31, 2012. We have approximately 0.9 million square feet of scheduled lease expirations for the remainder of 2013. We will continue to focus on leasing with the objective of increasing occupancy as we seek to overcome lease expirations.

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

 If market conditions stabilize or improve and we are successful with our efforts under our strategic plan, we believe we can achieve an increase in our estimated value per share and provide distributable cash flow, which are important objectives to us for our stockholders. Further, our management and board continue to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

Results of Operations

During the six months ended June 30, 2013, we sold all of our interests in three consolidated properties and transferred ownership of three consolidated properties to the associated lender, pursuant to a deed-in-lieu of foreclosure. During the year ended December 31, 2012, we sold all of our interests in three consolidated properties and transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosures. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, and are excluded from the discussions below.
Three months ended June 30, 2013, as compared to the three months ended June 30, 2012
Rental Revenue.  Rental revenue for the three months ended June 30, 2013, was approximately $104.7 million as compared to approximately $104.0 million for the three months ended June 30, 2012, and was generated by our consolidated real estate properties.  The $0.7 million increase was primarily attributable to an increase of approximately $2.8 million in recovery income and an increase in other revenue of approximately $0.6 million, partially offset by a decrease of approximately $2.7 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Property Operating Expenses. Property operating expenses for the three months ended June 30, 2013, were approximately $31.2 million as compared to approximately $30.7 million for the three months ended June 30, 2012, and were comprised of property operating expenses from our consolidated real estate properties. The $0.5 million increase was primarily attributable to an increase of approximately $1.4 million in expenses, including maintenance and other general expenses, partially offset by a decrease of approximately $0.9 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Interest Expense.  Interest expense for the three months ended June 30, 2013, was approximately $29.2 million as compared to approximately $31.5 million for the three months ended June 30, 2012, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, credit facility and interest rate cap and swap agreements. The $2.3 million decrease was primarily attributable to the deconsolidation of Paces West of approximately $1.2 million as a result of a partial sale in 2013 and approximately $1.1 million primarily due to lower overall borrowings.
Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2013, were approximately $15.8 million as compared to approximately $15.1 million for the three months ended June 30, 2012, and were comprised of real estate taxes from our consolidated real estate properties. The $0.7 million increase was primarily due to higher assessed property values.
Property Management Fees. Property management fees for the three months ended June 30, 2013, were approximately $3.0 million as compared to $3.1 million for the three months ended June 30, 2012, and were comprised of property management fees related to consolidated properties and, in 2012, our tenant-in-common investment properties.
Asset Management Fees. We had no asset management fees for the three months ended June 30, 2013, as compared to approximately $4.5 million for the three months ended June 30, 2012. As a result of becoming self-managed, we no longer pay asset management fees to Behringer Advisors, effective as of August 31, 2012.
Asset Impairment Losses. We had no asset impairment losses for the three months ended June 30, 2013, as compared to approximately $16.2 million for the three months ended June 30, 2012. The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.
General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2013, were approximately $4.1 million as compared to approximately $3.2 million for the three months ended June 30, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of Behringer Advisors.  In 2013, we incurred new expenses that had previously been paid by Behringer Advisors, such as payroll and benefit costs.  The $0.9 million increase in general and administrative expenses is primarily due to approximately $1.2 million of added payroll and benefit costs and approximately $0.4 million for increased expense related to services provided to us by Behringer Advisors, partially offset by approximately $0.7 million in lower legal expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2013, was approximately $43.4 million as compared to approximately $44.8 million for the three months ended June 30, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $1.4 million decrease is primarily related to the deconsolidation of Paces West as a result of a partial sale in 2013.

Equity in Earnings (Losses) of Investments.  Equity in earnings of investments for the three months ended June 30, 2013, was approximately $0.5 million as compared to approximately $1.0 million for the three months ended June 30, 2012, and was comprised of our share of equity in the income and losses of unconsolidated investments.  The $0.5 million change is primarily related to increased expenses at the Wanamaker Building.
Six months ended June 30, 2013, as compared to the six months ended June 30, 2012
Rental Revenue.  Rental revenue for the six months ended June 30, 2013, was approximately $207.8 million as compared to approximately $207.4 million for the six months ended June 30, 2012, and was generated by our consolidated real estate properties.  The $0.4 million increase was primarily attributable to an increase of approximately $4.7 million in recovery income and an increase in other revenue of approximately $1.0 million, partially offset by a decrease of approximately $5.3 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Property Operating Expenses. Property operating expenses for the six months ended June 30, 2013, were approximately $62.5 million as compared to approximately $61.7 million for the six months ended June 30, 2012, and were comprised of property operating expenses from our consolidated real estate properties. The $0.8 million increase was primarily attributable to an increase of approximately $3.4 million in expenses, including utilities and other general expenses, partially offset by a decrease of approximately $1.0 million in bad debt expense and a decrease of approximately $1.6 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Interest Expense.  Interest expense for the six months ended June 30, 2013, was approximately $58.5 million as compared to approximately $62.8 million for the six months ended June 30, 2012, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, credit facility and interest rate cap and swap agreements. The $4.3 million decrease was primarily attributable to the deconsolidation of Paces West of approximately $2.2 million as a result of a partial sale in 2013 and approximately $2.1 million primarily due to lower overall borrowings.
Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2013, were approximately $30.7 million as compared to approximately $30.9 million for the six months ended June 30, 2012, and were comprised of real estate taxes from our consolidated real estate properties.
Property Management Fees. Property management fees for the six months ended June 30, 2013, were approximately $6.0 million as compared to $6.2 million for the six months ended June 30, 2012, and were comprised of property management fees related to consolidated properties and, in 2012, our tenant-in-common investment properties.
Asset Management Fees. We had no asset management fees for the six months ended June 30, 2013, as compared to approximately $9.0 million for the six months ended June 30, 2012. As a result of becoming self-managed, we no longer pay asset management fees to Behringer Advisors, effective as of August 31, 2012.
Asset Impairment Losses. We had no asset impairment losses for the six months ended June 30, 2013, as compared to approximately $16.2 million for the six months ended June 30, 2012. The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.
General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2013, were approximately $8.8 million as compared to approximately $5.6 million for the six months ended June 30, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of Behringer Advisors.  In 2013, we incurred new expenses that had previously been paid by Behringer Advisors, such as payroll and benefit costs.  The $3.2 million increase in general and administrative expenses is primarily due to approximately $2.6 million of added payroll and benefit costs and approximately $0.9 million for increased expense related to services provided to us by Behringer Advisors, partially offset by approximately $0.3 million of decreased legal expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2013, was approximately $85.8 million as compared to approximately $91.6 million for the six months ended June 30, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $5.8 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $3.3 million, primarily due to lower lease intangible amortization and approximately $2.5 million attributable to the deconsolidation of Paces West as a result of a partial sale in 2013.
Equity in Earnings (Losses) of Investments.  Equity in losses of investments for the six months ended June 30, 2013, was approximately $0.3 million as compared to equity in earnings of investments of approximately $0.9 million for the six months ended June 30, 2012, and was comprised of our share of equity in the income and losses of unconsolidated investments.  The $1.2 million change is primarily related to increased expenses at the Wanamaker Building.
Gain on Sale or Transfer of Assets. Gain on sale or transfer of assets was approximately $16.1 million for the six months ended June 30, 2013, and was related to the partial sale of Paces West. Gain on sale or transfer of assets was approximately $0.4 million for six months ended June 30, 2012, and was related to the transfer of our tenant-in-common interest in St. Louis Place to the associated lender.
Cash Flow Analysis
Six months ended June 30, 2013, as compared to six months ended June 30, 2012
Cash flows provided by operating activities were approximately $12.3 million for the six months ended June 30, 2013, as compared to approximately $8.8 million for the six months ended June 30, 2012.  The $3.5 million increase in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $6.2 million more net cash outflows from working capital assets and liabilities in 2013 compared to 2012; (2) the factors discussed in our analysis of results of operations for the six months ended June 30, 2013, compared to March 31, 2012, which resulted in approximately $9.4 million more cash received from the results of our consolidated real estate property operations, net of interest expense, asset management fees paid in 2012 and general and administrative expenses;  and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $0.3 million.
Cash flows provided by investing activities for the six months ended June 30, 2013, were approximately $47.5 million and were primarily comprised of proceeds from the sale of properties of approximately $74.7 million, a change in restricted cash of approximately $7.3 million and return of investments of approximately $8.4 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $41.4 million.  During the six months ended June 30, 2012, cash flows provided by investing activities were approximately $44.9 million and were primarily comprised of proceeds from the sale of properties of approximately $57.3 million, a change in restricted cash of approximately $17.1 million and return of investment of approximately $2.2 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $31.1 million.
Cash flows used in financing activities for the six months ended June 30, 2013, were approximately $33.3 million and were comprised primarily of net payments on, and proceeds from, notes payable.  During the six months ended June 30, 2012, cash flows used in financing activities were approximately $55.0 million and were comprised primarily of net proceeds from, and payments on, notes payable of approximately $44.1 million, distributions to our common stockholders of approximately $8.3 million and redemptions of common stock of approximately $2.0 million.
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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three and six months ended June 30, 2013 and 2012, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders. The table below is presented in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(20,168)	(34,138)	(16,190)	(61,978)
Net loss attributable to noncontrolling interests	31	34	19	75
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	42,641	48,788	86,498	99,476
Real estate depreciation and amortization from unconsolidated properties	1,469	1,742	2,962	3,731
Real estate depreciation and amortization from noncontrolling interests	(165)	(187)	(333)	(367)
Impairment of depreciable real estate assets	4,879	16,785	4,879	16,785
Gain on sale or transfer of depreciable real estate	(988)	(12,808)	(20,820)	(15,189)
Noncontrolling interest (OP units) share of above adjustments	(69)	(79)	(106)	(152)
FFO attributable to common stockholders	$27,630	$20,137	$56,909	$42,381
Adjustments (1) (2):
Acquisition expenses	—	—	95	—
Straight-line rent adjustment	(2,523)	(3,946)	(5,720)	(11,564)
Amortization of above- and below-market rents, net	(2,411)	(2,913)	(4,819)	(6,453)
Net gain on troubled debt restructuring and early extinguishment of debt	(5,633)	—	(13,293)	(3,587)
Noncontrolling interest (OP units) share of above adjustments	15	10	34	31
MFFO attributable to common stockholders	$17,078	$13,288	$33,206	$20,808
Weighted average common shares outstanding - basic	299,192	298,113	299,192	297,879
Weighted average common shares outstanding - diluted (3)	299,619	298,141	299,514	297,908
Net loss per common share - basic and diluted (3)	$(0.07)	$(0.11)	$(0.05)	$(0.21)
FFO per common share - basic and diluted	$0.09	$0.07	$0.19	$0.14
MFFO per common share - basic and diluted	$0.06	$0.04	$0.11	$0.07
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.
FFO attributable to common stockholders for the three months ended June 30, 2013, was approximately $27.6 million as compared to approximately $20.1 million for the three months ended June 30, 2012, an increase of approximately $7.5 million.  This increase is primarily related to an increase in net gains on troubled debt restructuring and early extinguishment of debt of $5.6 million, lower expenses in second quarter 2013 as compared to second quarter 2012 including: interest expense of $5.1 million, asset management fees of $5.0 million, property operating expenses of $2.7 million, real estate taxes of $0.6 million and property management fees of $0.4 million. These were partially offset by reductions in revenue of $9.0 million in second quarter 2013 as compared to second quarter 2012, a 2013 write off of intangible assets of $1.1 million, increases in general and administrative expense of $0.9 million and decreases in FFO from equity investments of $0.8 million in second quarter 2013 as compared to second quarter 2012.
MFFO attributable to common stockholders for the three months ended June 30, 2013, was approximately $17.1 million as compared to approximately $13.3 million for the three months ended June 30, 2012, an increase of approximately $3.8 million. This increase is primarily related to lower expenses in second quarter 2013 as compared to second quarter 2012 including: interest expense of $5.1 million, asset management fees of $5.0 million, property operating expenses of $2.7 million, real estate taxes of $0.6 million and property management fees of $0.4 million. These were partially offset by reductions in revenue (excluding the impact of non-cash adjustments, such as straight-line rent and amortization of above- and below-market lease intangibles) of $7.0 million in second quarter 2013 as compared to second quarter 2012, a 2013 write off of intangible assets of $1.1 million, increases in general and administrative expense of $1.0 million and decreases in MFFO from equity investments of $0.8 million in second quarter 2013 as compared to second quarter 2012.
FFO attributable to common stockholders for the six months ended June 30, 2013, was approximately $56.9 million as compared to approximately $42.4 million for the six months ended June 30, 2012, an increase of approximately $14.5 million.  This increase is primarily related to an increase in net gains on troubled debt restructuring and early extinguishment of debt of $9.7 million, lower expenses in 2013 as compared to 2012 including: asset management fees of $10.0 million, interest expense of $8.9 million, property operating expenses of $3.8 million, real estate taxes of $2.5 million and property management fees of $0.6 million. These were partially offset by reductions in revenue of $15.2 million in 2013 as compared to 2012, increases in general and administrative expense of $3.2 million and decreases in FFO from equity investments of $2.0 million in 2013 as compared to 2012 and a 2013 write off of intangible assets of $1.1 million.
MFFO attributable to common stockholders for the six months ended June 30, 2013, was approximately $33.2 million as compared to approximately $20.8 million for the six months ended June 30, 2012, an increase of approximately $12.4 million. This increase is primarily related to lower expenses in 2013 as compared to 2012 including: asset management fees of $10.0 million, interest expense of $8.9 million, property operating expenses of $3.8 million, real estate taxes of $2.5 million and property management fees of $0.6 million. These were partially offset by reductions in revenue (excluding the impact of non-cash adjustments, such as straight-line rent and amortization of above- and below-market lease intangibles) of $7.6 million in 2013 as compared to 2012, increases in general and administrative expense of $3.3 million, decreases in MFFO from equity investments of $1.9 million in 2013 as compared to 2012 and a 2013 write off of intangible assets of $1.1 million.
Liquidity and Capital Resources
General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties including commitments for future tenant improvements, and repaying or refinancing our outstanding indebtedness. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our credit facility may be challenging and is planning accordingly. We anticipate that becoming self-managed, effective August 31, 2012, will continue to result in substantial cost savings. In particular, we anticipate annual savings in the range of approximately $10.0 million to $12.0 million beginning in 2013. The cost savings result primarily from the fact that we no longer are required to pay asset management fees to Behringer Advisors. For the six months ended June 30, 2013, these savings were approximately $6.9 million. There is no assurance, however, that additional savings will be realized. On December 19, 2012, our board of directors made a determination to suspend all distributions and redemptions until further notice. Based on the most recent distribution rate and previously budgeted redemptions for 2012, this has generated cash savings of approximately $10.8 million for the six months ended June 30, 2013, and is expected to result in annual cash savings in excess of $20.0 million.

Current Liquidity

As of June 30, 2013, we had cash and cash equivalents of approximately $36.2 million and restricted cash of approximately $71.3 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $580.6 million for July 2013 through June 2014. At current operating levels, we anticipate that revenue from our properties over the same period will generate approximately $363.1 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties. We will also need to generate additional funds for long-term liquidity requirements.
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

One of our liquidity strategies is to sell or otherwise dispose of certain properties. We believe that selling or otherwise disposing of certain properties located in non-core markets and certain other non-strategic properties can help us to either (1) generate cash when we believe the property being disposed has equity value above the mortgage debt or (2) preserve cash through the sale or other disposition of properties with negative cash flow or other potential near-term cash outlay requirements. In the first six months of 2013 we sold three properties resulting in combined net proceeds of approximately $74.7 million. There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.
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
Notes Payable

Our notes payable was approximately $2.0 billion and $2.1 billion in principal amount at June 30, 2013, and December 31, 2012, respectively. As of June 30, 2013, all of our debt is fixed rate debt, with the exception of $360.0 million in debt which bears interest at variable rates.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At June 30, 2013, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.10% to 6.65%. We also have mezzanine loans related to two properties with stated annual interest rates of 9.55% and 9.80%, respectively. The effective weighted average annual interest rate for all of our borrowings is approximately 5.55%. For each of our loans that are in default, as discussed below, we incur default interest rates that are 400 to 500 basis points higher than their stated interest rate, which results in an overall effective weighted average annual interest rate of approximately 5.70%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2013, we were in default on two non-recourse property loans with a combined outstanding balance of approximately $65.6 million secured by three of our properties, including one property for which a receiver has been appointed.  These loans have scheduled maturity dates after 2013, but we have received notification from the lenders demanding immediate payment. We believe each of these loans may be resolved by marketing the collateralized property for sale on behalf of the lender or negotiating agreements conveying these properties to the lenders.  At June 30, 2013, other than the defaults discussed above, we believe we were in compliance with the debt covenants under each of our other loan agreements.  At June 30, 2013, our notes payable had maturity dates that range from August 2013 to August 2021. A one-year extension available under the loan agreements has been requested for the notes payable that mature in August 2013.

Credit Facility

On October 25, 2011, through our operating partnership, Tier OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility. Effective March 22, 2013, we exercised our right to release our 5&15 Wayside property from the Collateral Properties in order to complete the sale of this property. Correspondingly, the total borrowings provided for under the credit agreement were reduced to $311.0 million, available as a $200.0 million term loan and $111.0 million as a revolving line of credit. The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate,” (ii) 0.5% above the Federal Funds Effective Rate or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin. The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%. In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of June 30, 2013, the term loan was fully funded, but no draws were outstanding under the revolving line of credit. As of June 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit of which approximately $9.9 million may only be used for leasing and capital expenditures at the Collateral Properties. As of June 30, 2013, the weighted average annual interest rate for borrowings under the credit agreement, inclusive of the swap, was approximately 3.64%.

Troubled Debt Restructuring

In the six months ended June 30, 2013, we sold 600 & 619 Alexander Road and Riverview Tower. The proceeds were used to fully settle the related debt on each property at a discount.

In the six months ended June 30, 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and our ownership interest in St. Louis Place to the associated lenders. These transactions were accounted for as a full settlement of debt.

For the three months ended June 30, 2013, the above transactions resulted in gain on troubled debt restructuring of approximately $7.0 million which was equal to approximately $0.02 in earnings per common share on both a basic and diluted income per share basis. We had no gain on troubled debt restructuring for the three months ended June 30, 2012. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the six months ended June 30, 2013 and 2012, the above transactions resulted in gain on troubled debt restructuring of approximately $14.7 million and $3.6 million, respectively, which was equal to approximately $0.05 and $0.01 in earnings per common share, respectively, on both a basic and diluted income per share basis. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

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

As of June 30, 2013, all of our approximate $2.0 billion debt is fixed rate debt, with the exception of approximately $360.0 million in debt which bears interest at a variable rate.  Approximately $310.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.8 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.1 million.

A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $1.9 million. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $0.6 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
     Third Amended and Restated Policy for the Estimation of Common Stock Value

On August 1, 2013, our board of directors adopted an amended and restated policy in respect of estimating the per share value of our common stock in light of the Investment Program Association's recently released Practice Guideline 2013-11 regarding Valuations of Publicly Registered Non-Listed REITs.

The information set forth above with respect to the amended and restated valuation policy does not purport to be complete in scope and is qualified in its entirety by the full text of the amended and restated valuation policy, which is filed as Exhibit 99.1 hereto and is incorporated into this report by reference.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER REIT, INC.
Dated: August 5, 2013	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)
3.1.1	Articles Supplementary (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)
3.1.2	Articles of Amendment (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
3.2	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)
3.2.1	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)
3.2.2	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
4.1	Second Amended and Restated Distribution Reinvestment Plan (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (filed herewith)
99.1	Third Amended and Restated Policy for the Estimation of Common Stock Value (filed herewith)
101 **
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.