Form 10-Q
period 2013-09-30
TIER REIT INC
filed 2013-11-05
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

As of October 31, 2013, TIER REIT, Inc. had 299,615,186 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended September 30, 2013

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Real estate
Land	$317,677	$392,736
Buildings and improvements, net	1,674,388	2,230,283
Real estate under development	35,907	5,950
Total real estate	2,027,972	2,628,969
Cash and cash equivalents	19,301	9,746
Restricted cash	60,342	78,166
Accounts receivable, net	93,574	111,950
Prepaid expenses and other assets	8,622	7,302
Investments in unconsolidated entities	44,722	52,948
Deferred financing fees, net	10,464	16,251
Lease intangibles, net	141,031	205,587
Other intangible assets, net	2,293	3,657
Assets associated with real estate held for sale	337,161	10,718
Total assets	$2,745,482	$3,125,294
Liabilities and equity
Liabilities
Notes payable	$1,812,125	$2,107,380
Accounts payable	4,363	1,652
Payables to related parties	1,645	1,398
Acquired below-market leases, net	26,407	51,218
Accrued liabilities	82,080	135,072
Deferred tax liabilities	1,411	2,192
Other liabilities	10,360	17,914
Obligations associated with real estate held for sale	29,570	18,383
Total liabilities	1,967,961	2,335,209
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	2,700
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,191,861 shares issued and outstanding	30	30
Additional paid-in capital	2,646,528	2,645,994
Cumulative distributions and net loss attributable to common stockholders	(1,872,043)	(1,862,591)
Accumulated other comprehensive loss	(912)	(1,676)
Stockholders’ equity	773,603	781,757
Noncontrolling interests	1,218	5,628
Total equity	774,821	787,385
Total liabilities and equity	$2,745,482	$3,125,294
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Rental revenue	$86,192	$89,060	$259,724	$263,884
Expenses
Property operating expenses	27,334	26,624	80,337	79,034
Interest expense	26,878	29,688	81,654	89,421
Real estate taxes	13,126	13,023	38,080	39,164
Property management fees	2,625	2,556	7,753	7,823
Asset management fees	—	320	—	7,949
Asset impairment losses	—	—	—	16,186
General and administrative	4,206	5,402	12,962	10,999
Depreciation and amortization	36,861	37,689	108,546	115,122
Total expenses	111,030	115,302	329,332	365,698
Interest and other income	151	453	774	630
Gain on troubled debt restructuring	—	—	—	201
Loss from continuing operations before income taxes, equity in earnings of investments and gain on sale or transfer of assets	(24,687)	(25,789)	(68,834)	(100,983)
Benefit (provision) for income taxes	(328)	546	(414)	32
Equity in earnings of investments	346	398	68	1,327
Loss from continuing operations before gain on sale or transfer of assets	(24,669)	(24,845)	(69,180)	(99,624)
Discontinued operations
Income (loss) from discontinued operations	21,923	(11,492)	29,424	(13,880)
Gain on sale or transfer of discontinued operations	9,894	5,041	14,612	19,868
Income (loss) from discontinued operations	31,817	(6,451)	44,036	5,988
Gain on sale or transfer of assets	—	—	16,102	362
Net income (loss)	7,148	(31,296)	(9,042)	(93,274)
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	36	50	76	161
Noncontrolling interests in discontinued operations	(465)	19	(486)	(17)
Net income (loss) attributable to common stockholders	$6,719	$(31,227)	$(9,452)	$(93,130)
Basic and diluted weighted average common shares outstanding	299,191,861	298,617,928	299,191,861	298,127,216
Basic and diluted income (loss) per common share:
Continuing operations	$(0.08)	$(0.08)	$(0.18)	$(0.33)
Discontinued operations	0.10	(0.02)	0.15	0.02
Basic and diluted income (loss) per common share	$0.02	$(0.10)	$(0.03)	$(0.31)
Net income (loss) attributable to common stockholders:
Continuing operations	$(24,633)	$(24,795)	$(53,002)	$(99,101)
Discontinued operations	31,352	(6,432)	43,550	5,971
Net income (loss) attributable to common stockholders	$6,719	$(31,227)	$(9,452)	$(93,130)
Comprehensive income (loss):
Net income (loss)	$7,148	$(31,296)	$(9,042)	$(93,274)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	160	(543)	765	(986)
Comprehensive income (loss)	7,308	(31,839)	(8,277)	(94,260)
Comprehensive (income) loss attributable to noncontrolling interests	(429)	104	(411)	145
Comprehensive income (loss) attributable to common stockholders	$6,879	$(31,735)	$(8,688)	$(94,115)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Convertible Stock		Common Stock		Additional
	Number	Par	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	of Shares	Value	Capital
For the nine months ended September 30, 2013
Balance at January 1, 2013	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net income (loss)	—	—	—	—	—	(9,452)	—	410	(9,042)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	764	1	765
Amortization of restricted shares and units	—	—	—	—	534	—	—	39	573
Distributions declared	—	—	—	—	—	—	—	(4,860)	(4,860)
Balance at September 30, 2013	—	$—	299,192	$30	$2,646,528	$(1,872,043)	$(912)	$1,218	$774,821

For the nine months ended September 30, 2012
Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991
Net loss	—	—	—	—	—	(93,130)	—	(144)	(93,274)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(985)	(1)	(986)
Redemption of common stock	—	—	(660)	—	(3,062)	—	—	—	(3,062)
Cancellation of convertible stock	(1)	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	(22,356)	—	(400)	(22,756)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,116	—	9,820	—	—	—	9,820
Cost of share issuance	—	—	—	—	(9)	—	—	—	(9)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	(2,700)	—	—	—	(2,700)
Balance at September 30, 2012	—	$—	298,712	$30	$2,643,769	$(1,798,639)	$(1,890)	$5,754	$849,024

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$(9,042)	$(93,274)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Asset impairment losses	4,879	25,086
Gain on sale or transfer of assets	(16,102)	(362)
Gain on sale or transfer of discontinued operations	(14,612)	(19,868)
Gain on troubled debt restructuring	(36,856)	(3,591)
Loss on early extinguishment of debt	1,304	—
Loss on derivatives	251	28
Amortization of restricted shares and units	573	—
Depreciation and amortization	131,511	147,856
Amortization of lease intangibles	261	592
Amortization of above/below market rent	(7,669)	(9,411)
Amortization of deferred financing and mark-to-market costs	5,037	5,800
Equity in earnings of investments	(68)	(1,327)
Ownership portion of management and financing fees from unconsolidated companies	794	333
Distributions from investments	—	556
Change in accounts receivable	(4,163)	(11,818)
Change in prepaid expenses and other assets	(2,269)	(4,988)
Change in lease commissions	(11,601)	(13,808)
Change in other lease intangibles	(2,530)	(2,311)
Change in other intangibles	—	(1,445)
Change in accounts payable	320	(388)
Change in accrued liabilities	(10,204)	4,618
Change in other liabilities	884	944
Change in payables to related parties	26	30
Cash provided by operating activities	30,724	23,252

Cash flows from investing activities
Return of investments	9,000	2,270
Investments in unconsolidated entities	(1,500)	(730)
Capital expenditures for real estate	(53,559)	(51,415)
Capital expenditures for real estate under development	(21,853)	(454)
Proceeds from sale of discontinued operations	155,559	111,142
Change in restricted cash	18,332	15,460
Cash provided by investing activities	105,979	76,273

Cash flows from financing activities
Financing costs	(33)	(40)
Proceeds from notes payable	39,048	34,500
Payments on notes payable	(161,303)	(125,989)
Payments on capital lease obligations	—	(44)
Redemptions of common stock	—	(3,062)
Offering costs	—	(9)
Distributions to common stockholders	—	(12,522)
Distributions to noncontrolling interests	(4,860)	(400)
Cash used in financing activities	(127,148)	(107,566)

Net change in cash and cash equivalents	9,555	(8,041)
Cash and cash equivalents at beginning of period	9,746	12,073
Cash and cash equivalents at end of period	$19,301	$4,032

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT , Inc. (which, along with our subsidiaries, may be referred to herein as the “Company,” “we,” “us” or “our”) is a Dallas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties in dynamic markets throughout the United States. TIER REIT, Inc., formerly known as Behringer Harvard REIT I, Inc., was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of September 30, 2013, we owned interests in 40 properties located in 15 states and the District of Columbia.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2013, and December 31, 2012, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended September 30, 2013 and 2012, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2013, and December 31, 2012, and our results of operations and our cash flows for the periods ended September 30, 2013 and 2012.  These adjustments are of a normal recurring nature.

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

Real Estate

As of September 30, 2013, and December 31, 2012, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of September 30, 2013
Cost	$2,235,543	$309,848	$19,264	$(79,083)
Less: accumulated depreciation and amortization	(561,155)	(175,532)	(12,549)	52,676
Net	$1,674,388	$134,316	$6,715	$(26,407)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2012
Cost	$2,823,672	$420,399	$27,539	$(124,060)
Less: accumulated depreciation and amortization	(593,389)	(224,705)	(17,646)	72,842
Net	$2,230,283	$195,694	$9,893	$(51,218)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of October 2013 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

October - December 2013	$3,807
2014	$13,496
2015	$9,351
2016	$6,383
2017	$3,826

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using broker and other third-party valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. We had no impairment charges in the three months ended September 30, 2013. For the three months ended September 30, 2012, we recorded non-cash impairment charges of approximately $8.3 million, related to the impairment of consolidated real estate assets, including discontinued operations.  For the nine months ended September 30, 2013 and 2012, we recorded non-cash impairment charges of approximately $4.9 million and $25.1 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations. The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Straight-line rental revenue receivable	$85,390	$102,789
Tenant receivables	9,082	9,374
Non-tenant receivables	593	1,050
Allowance for doubtful accounts	(1,491)	(1,263)
Total	$93,574	$111,950

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cost	$29,055	$36,101
Less: accumulated amortization	(18,591)	(19,850)
Net	$10,464	$16,251

 Other Intangible Assets, net

Other intangible assets include a ground lease on one of our properties and, for the year ended December 31, 2012, our license to use the Behringer Harvard name and logo. In June 2013, we changed our name to TIER REIT, Inc. and no longer use the Behringer Harvard name or logo, and the asset was fully amortized. As of September 30, 2013, and December 31, 2012, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	September 30, 2013	December 31, 2012
Cost	$2,978	$4,422
Less: accumulated depreciation and amortization	(685)	(765)
Net	$2,293	$3,657

We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of January 2050.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

October - December 2013	$30
2014	$119
2015	$119
2016	$119
2017	$119

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended September 30, 2013 and 2012, was approximately $0.6 million and $2.6 million, respectively, and includes amounts recognized in discontinued operations.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2013 and 2012, was approximately $5.6 million and $13.7 million, respectively, and includes amounts recognized in discontinued operations. As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2013 and 2012, was approximately $3.1 million and $3.4 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2013 and 2012, was approximately $7.7 million and $9.4 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.5 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, which includes amounts recognized in discontinued operations.  We recognized lease termination fees of approximately $0.8 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively, which includes amounts recognized in discontinued operations.

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

As of September 30, 2013, we have deferred tax liabilities of approximately $1.4 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.  At December 31, 2012, we had deferred tax liabilities of approximately $2.2 million and deferred tax assets, net of related valuation allowances, of approximately $0.5 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. For the three months ended September 30, 2013, we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.3 million related to certain state and local income taxes as compared to a benefit for income taxes, including amounts recognized in discontinued operations, of approximately $0.5 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we recognized a provision for income taxes, including amounts recognized in discontinued operations, of approximately $0.4 million related to certain state and local income taxes as compared to a benefit for income taxes, including amounts recognized in discontinued operations, of less than $0.1 million, for the nine months ended September 30, 2012.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties.  However, as of September 30, 2013, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives designated for hedge accounting treatment are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2013, and December 31, 2012 (in thousands).

Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total Fair Value
as of September 30, 2013
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(913)	$—	$(913)	$—

Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Total Fair Value
as of December 31, 2012
Assets:
Derivative financial instruments	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$(1,427)	$—	$(1,427)	$—

Fair Value Disclosures

Financial Instruments not Reported at Fair Value

Financial instruments held at September 30, 2013, and December 31, 2012, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of September 30, 2013, and December 31, 2012, are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable	$1,812,125	$1,830,420	$2,107,380	$2,128,724

5.             Real Estate Activities

Dispositions

The following table provides a summary of the consolidated properties we have disposed of during the nine months ended September 30, 2013 (in thousands):

Property Name	Date of Disposal	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
600 & 619 Alexander Rd	2/15/2013	Princeton, NJ	97	$9,600	$9,128
5 & 15 Wayside	3/22/2013	Burlington, MA	270	69,321	65,652
Riverview Tower (1)	5/2/2013	Knoxville, TN	334	24,250	—
Epic Center (2)	5/13/2013	Wichita, KS	289	—	—
One Brittany Place (2)	5/13/2013	Wichita, KS	57	—	—
Two Brittany Place (2)	5/13/2013	Wichita, KS	58	—	—
Tice Building (2)	8/30/2013	Woodcliff Lakes, NJ	120	—	—
One Edgewater Plaza (2)	8/30/2013	Staten Island, NY	252	—	—
Energy Centre	9/12/2013	New Orleans, LA	757	86,500	80,779
Ashford Perimeter (2)	9/13/2013	Atlanta, GA	288	—	—
			2,522	$189,671	$155,559
_____________
(1) Proceeds from sale have been reduced by approximately $24.3 million in debt assumed by the purchaser.
(2) Ownership of each of these properties was transferred to the lender pursuant to a deed-in-lieu of foreclosure.

Held for Sale

 As of September 30, 2013, our 10 & 120 South Riverside property, located in Chicago, Illinois, was held for sale.

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

The following is a summary of our investments in unconsolidated entities as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Property Name	Ownership Interest	Ownership Interest	September 30, 2013	December 31, 2012
Wanamaker Building	60.00%	60.00%	$40,062	$49,332
Paces West	10.00%	100.00%	1,167	—
200 South Wacker	9.87%	9.87%	3,493	3,616
Total			$44,722	$52,948

For the three months ended September 30, 2013 and 2012, we recorded approximately $0.3 million and $0.4 million in equity in earnings of investments, respectively.  For the nine months ended September 30, 2013 and 2012, we recorded approximately $0.1 million and $1.3 million in equity in earnings of investments, respectively. For the nine months ended September 30, 2013 and 2012, we recorded approximately $9.0 million and $2.8 million of distributions from our investments in unconsolidated entities.  Our equity in earnings of investments for the three and nine months ended September 30, 2013 and 2012, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership.

7.             Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, restricted stock units issued to our independent directors, and preferred stock issued by IPC (US), Inc.  The following is a summary of our noncontrolling interests as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Noncontrolling interests in real estate properties	$497	$4,929
Limited partnership units	696	709
Restricted stock units	38	—
IPC (US), Inc. preferred shares	(13)	(10)
Total	$1,218	$5,628

8.             Real Estate Under Development

We capitalize interest, property taxes, insurance and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the nine months ended September 30, 2013, we capitalized a total of approximately $30.0 million for the development of Two BriarLake Plaza, including approximately $0.7 million in interest.  For the nine months ended September 30, 2012, we capitalized a total of approximately $1.1 million for the development of Two BriarLake Plaza, including approximately $0.1 million in interest.  Total real estate under development at September 30, 2013, was approximately $35.9 million, which includes previously purchased land of approximately $2.5 million. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of September 30, 2013, less than $0.1 million has been drawn on the loan.

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

As of September 30, 2013, we have interest rate cap and swap agreements.  The following table summarizes the notional values of these derivative financial instruments (in thousands) as of September 30, 2013.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2013, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Maturity
Interest rate cap - no hedge designation	$90,000	one-month LIBOR	2.00%	August 15, 2014
Interest rate cap - no hedge designation	$35,000	one-month LIBOR	2.00%	August 15, 2014
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	0.79%	October 25, 2014

The table below presents the fair value of our derivative financial instruments included in “other liabilities” on our condensed consolidated balance sheets as of September 30, 2013, and December 31, 2012 (in thousands):

	Derivative Liabilities
Derivatives designated as hedging instruments:	September 30, 2013	December 31, 2012
Interest rate swaps	$(913)	$(1,427)

Derivatives not designated as hedging instruments:
Interest rate caps	—	—
Total derivatives	$(913)	$(1,427)

The tables below present the effect of the change in fair value of our derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 (in thousands). Our derivatives that are not designated as hedge instruments had no change in fair value for the three and nine months ended September 30, 2013 or 2012.

Derivatives in Cash Flow Hedging Relationship

Gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest rate caps	$76	$17	$250	$(3)
Interest rate swap	84	(242)	515	(983)
Total	$160	$(225)	$765	$(986)

Amount reclassified from OCI into income (effective portion)
	Three Months Ended		Nine Months Ended
Location	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest expense (1)	$308	$228	$927	$645
Total	$308	$228	$927	$645
__________
(1) Increases in fair value as a result of accrued interest associated with our swap and cap transactions that have been designated for hedge accounting treatment are recorded in accumulated OCI and subsequently reclassified into income.  Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

Approximately $0.8 million of the unrealized loss held in accumulated OCI at September 30, 2013, will be reclassified to earnings over the next 12 months.

10.          Notes Payable

Our notes payable was approximately $1.8 billion and $2.1 billion in principal amount at September 30, 2013, and December 31, 2012, respectively.  As of September 30, 2013, all of our debt is fixed rate debt, with the exception of approximately$325.0 million in debt which bears interest at variable rates.  Approximately $275.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At September 30, 2013, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.10% to 6.65%. We also have mezzanine loans related to two properties with stated annual interest rates at September 30, 2013, of 9.55% and 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.47%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2013, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from August 2014 to August 2021.

The following table summarizes our notes payable as of September 30, 2013 (in thousands):

Principal payments due in:
October - December 2013	$4,699
2014	378,244
2015	411,209
2016	796,199
2017	130,021
Thereafter	91,741
Unamortized premium	12
Total	$1,812,125

Credit Facility

On October 25, 2011, through our operating partnership, Tier OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility.  Effective March 22, 2013, we exercised our right to release our 5&15 Wayside property from the Collateral Properties in order to complete the sale of this property. Correspondingly, the total borrowings provided for under the credit agreement were reduced to $311.0 million, available as a $200.0 million term loan and $111.0 million as a revolving line of credit. The credit facility matures in October 2014, with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin.  The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%.  In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of September 30, 2013, the term loan was fully funded, but no draws were outstanding under the revolving line of credit.  As of September 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit after reductions for outstanding letters of credit, of which approximately $8.5 million may only be used for leasing and capital expenditures at the Collateral Properties.  As of September 30, 2013, the weighted average annual interest rate for borrowings under the credit agreement, inclusive of the swap, was approximately 3.64%.

Troubled Debt Restructuring

In the nine months ended September 30, 2013, we sold 600 & 619 Alexander Road and Riverview Tower. The proceeds were used to fully settle the related debt on each property at a discount. Pursuant to deeds-in-lieu of foreclosure, we transferred ownership of our One Edgewater Plaza, Tice Building, and Ashford Perimeter properties to the associated lenders. These transactions were accounted for as a full settlement of debt.

In the nine months ended September 30, 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and our ownership interest in St. Louis Place to the associated lenders. These transactions were accounted for as a full settlement of debt.

For the three months ended September 30, 2013, the above transactions resulted in gain on troubled debt restructuring of approximately $22.0 million which was equal to approximately $0.07 in earnings per common share on both a basic and diluted income per share basis. We had no gain on troubled debt restructuring for the three months ended September 30, 2012. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the nine months ended September 30, 2013 and 2012, the above transactions resulted in gain on troubled debt restructuring of approximately $36.7 million and $3.6 million, respectively, which was equal to approximately $0.12 and $0.01 in earnings per common share, respectively, on both a basic and diluted income per share basis. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

11.          Equity

Limited Partnership Units

At September 30, 2013, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

 On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  The maximum redemption value of the Series A Convertible Preferred Stock at September 30, 2013, is not greater than the fair value of these shares estimated at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan).  As of September 30, 2013, we had outstanding options held by our independent directors to purchase 97,250 shares of our common stock at a weighted average exercise price of $7.17 per share. These options have a maximum term of 10 years.  For the grants made in 2005, 2006 and 2007 under the 2005 Incentive Award Plan, the options are exercisable as follows:  25% during 2011, 25% during 2012 and 50% during 2013.  For the grants made in 2008 and thereafter under the 2005 Incentive Award Plan, the options become exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

On February 14, 2013, 429,560 shares of restricted stock were granted to employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date. Compensation cost is measured at the grant date, based on the estimated fair value of the award ($4.01 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. As of September 30, 2013, 6,235 shares have been forfeited. The restricted stock was anti-dilutive to earnings per share for each period presented.

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

12.          Related Party Arrangements

On August 31, 2012, we became self-managed and as a result our employees perform certain functions, including asset management, previously provided to us by BHT Advisors, LLC (“BHT Advisors”) and we no longer pay asset management fees, acquisition fees or debt financing fees to BHT Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza). However, we continue to purchase certain services from BHT Advisors such as human resources, shareholder services and information technology. HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current or former board members, Messrs. Robert M. Behringer, Robert S. Aisner and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

The following is a summary of the related party fees and costs we incurred with these entities during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
BHT Advisors, acquisition fees (1)	$229	$—	$527	$—
BHT Advisors, asset management fee	—	454	—	10,484
BHT Advisors, other fees and reimbursement for services provided	591	1,282	1,833	3,216
HPT Management, property and construction management fees	3,376	3,558	10,173	10,412
HPT Management, reimbursement of costs and expenses	5,183	5,538	16,289	17,718
Total	$9,379	$10,832	$28,822	$41,830

Expensed	$8,791	$10,658	$27,281	$41,118
Capitalized to real estate under development	229	—	527	—
Capitalized to buildings and improvements, net	359	174	1,014	712
Total	$9,379	$10,832	$28,822	$41,830
______________
(1) Acquisition fees relate to the development of Two BriarLake Plaza.

At September 30, 2013, and December 31, 2012, we had payables to related parties of approximately $1.6 million and $1.4 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

13.          Commitments and Contingencies

As of September 30, 2013, we had commitments of approximately $64.7 million for future tenant improvements and leasing commissions.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our President and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement commenced on September 1, 2012, and ends on December 31, 2015, provided that the term will automatically continue for an additional one year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company terminated all of these agreements as of September 30, 2013, we would recognize approximately $5.8 million in compensation expense (without regard to any potential reductions required under the Employment Agreements for amounts in excess of thresholds set forth in Section 280G of the Code).

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

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Interest paid, net of amounts capitalized	$80,308	$61,300
Income taxes paid	$1,250	$1,065
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$17,542	$18,055
Transfer of real estate and lease intangibles through cancellation of debt	$52,361	$24,571
Transfer of investment through cancellation of debt	$—	$4,259
Sale of real estate and lease intangibles to unconsolidated joint venture	$60,660	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$9,820
Accrual for distributions declared	$—	$2,493
Assumption of debt by unconsolidated joint venture	$82,291	$—
Mortgage notes assumed by purchaser	$24,250	$73,119
Cancellation of debt through transfer of real estate	$57,882	$30,814
Cancellation of debt through discounted payoff	$9,530	$—
Financing costs in accrued liabilities	$17	$—
Issuance of Series A Convertible Preferred Stock	$—	$2,700

15.          Discontinued Operations

During the nine months ended September 30, 2013, we sold all of our interests in four consolidated properties and pursuant to deeds-in-lieu of foreclosure we disposed of six additional consolidated properties. At September 30, 2013, we had one property held for sale. During the year ended December 31, 2012, we sold all of our interests in three consolidated properties and transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosures. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, as summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Rental revenue	$15,902	$25,885	$56,344	$80,280
Expenses
Property operating expenses	4,393	8,486	16,491	24,906
Interest expense	1,412	5,309	6,994	14,837
Real estate taxes	2,904	3,816	9,451	11,698
Asset impairment losses	—	8,301	4,879	8,900
Property and asset management fees	428	781	1,501	4,691
Depreciation and amortization	6,878	10,691	22,965	32,734
Total expenses	16,015	37,384	62,281	97,766
Provision for income taxes	—	—	(1)	(7)
Gain on troubled debt restructuring	22,035	—	36,726	3,386
Loss on early extinguishment of debt	—	—	(1,365)	—
Interest and other income	1	7	1	227
Income (loss) from discontinued operations	$21,923	$(11,492)	$29,424	$(13,880)

As of September 30, 2013, our 10 & 120 South Riverside property was held for sale. As of December 31, 2012, our 600 & 619 Alexander Road property was held for sale. The major classes of assets and obligations associated with real estate held for sale as of September 30, 2013, and December 31, 2012, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$40,476	$1,384
Buildings and improvements, net	261,606	6,592
Accounts receivable and other assets, net	8,518	1,884
Lease intangibles, net	26,561	858
Assets associated with real estate held for sale	$337,161	$10,718

Notes payable	$—	$16,400
Acquired below-market leases, net	13,821	—
Accrued liabilities	9,280	—
Other liabilities	6,469	1,983
Obligations associated with real estate held for sale	$29,570	$18,383

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 7, 2013, and the factors described below:

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
Overview
At September 30, 2013, we owned interests in 40 operating properties with approximately 17.7 million rentable square feet.  At September 30, 2012, we owned interests in 52 operating properties with approximately 20.6 million rentable square feet. Substantially all of our business is conducted through our operating partnership, Tier OP.

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

The United States economy has been recovering, but the recovery has been slow and uncertain, prolonged by global economic events, such as the European debt crisis and its potential impact on the world’s financial markets, and difficulties for the United States government to agree on a budget and address its debt ceiling. Uncertainty about a continued economic recovery has impacted and may continue to impact our tenants’ businesses, including their decisions about long-term lease commitments. As a result, we have operated, and continue to operate, under a strategic plan that includes conserving cash, refinancing debt, strategically selling assets, leasing space to increase occupancy and pursuing property and company level capital and other strategic opportunities.

Cash Conservation.  At September 30, 2013, we had cash and cash equivalents of approximately $19.3 million and restricted cash of approximately $60.3 million.  Restricted cash includes restricted money market accounts, as required by our lenders or under certain lease agreements, which may only be used to fund tenant improvements and pay leasing commissions, property taxes and property insurance. As of September 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit, of which approximately $8.5 million may only be used for leasing and capital expenditures at the "Collateral Properties" as defined by the credit facility. Given the approximate $64.7 million of commitments we have for future tenant improvements and leasing commissions as of September 30, 2013, we expect our cash and cash equivalents and restricted cash to decline in future quarters, excluding cash increases that we may realize from strategic asset sales and draws under our credit facility. Over the last few years, in order to conserve cash, we have reduced and then suspended paying distributions and limited and then suspended share redemptions in comparison to amounts funded in 2008. We have also re-bid vendor contracts, continued to challenge asset valuations assessed by taxing authorities which impacts our real estate taxes owed on an annual basis, and structured leases to conserve capital.
Refinance Debt. Substantially all of our assets are currently subject to mortgages, generally for property level non-recourse debt incurred. We have no debt maturing in the remainder of 2013 and approximately $360.1 million of debt maturing in 2014. In August 2013, we paid down $35.0 million in debt on the $70.0 million mezzanine loan secured by our One Financial Place property. We expect to use the proceeds from the sale of our 10 & 120 South Riverside property to pay off the remaining $125.0 million balance on the One Financial Place loans and pay off the $200.0 million outstanding balance under our credit facility. Our 10 & 120 South Riverside property is held for sale as of September 30, 2013; however, we can provide no assurance that the sale will be completed.
Strategic Asset Sales. In general, we believe it makes economic sense to sell properties in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we have limited or no equity in the particular property, when we believe the projected returns on our invested equity do not justify further investment or when we believe the equity in a property can be redeployed within the portfolio in order to achieve better returns or other strategic goals. For example, in the first nine months of 2013, we sold four properties which resulted in combined cash proceeds of approximately $155.6 million, of which approximately $82.1 million was used to pay existing indebtedness secured by properties sold and $35.0 million was used to pay down a portion of the $70.0 million mezzanine loan secured by our One Financial Place property. The remaining amounts were used primarily for our Two BriarLake Plaza development in Houston, Texas, and for leasing costs, such as tenant improvements and leasing commissions, and operating expenses at our properties. As of September 30, 2013, our 10 & 120 South Riverside property was held for sale and we expect to generate approximately $128.0 million in net proceeds from this sale which is expected to close in the fourth quarter.
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

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 40 properties are comprised of approximately 17.7 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 15.9 million rentable square feet.

During the three months ended September 30, 2013, expiring leases comprised approximately 0.9 million square feet.  We executed renewals, expansions and new leases totaling approximately 0.7 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.61 per square foot per year, or 4%. During the three months ended September

30, 2012, expiring leases comprised approximately 1.0 million square feet, and we executed renewals, expansions and new leases totaling approximately 0.7 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.81 per square foot per year, or 5%.

During the three months ended September 30, 2013, renewals were approximately 635,000 square feet with weighted average leasing costs of approximately $10.57 per square foot and a weighted average lease term of approximately 4.0 years. Expansions were approximately 58,000 square feet with weighted average leasing costs of approximately $21.78 per square foot and a weighted average lease term of approximately 4.6 years. New leases totaled approximately 53,000 square feet with weighted average leasing costs of approximately $27.79 per square foot and a weighted average lease term of approximately 4.6 years. During the three months ended September 30, 2013, our lease renewals represented approximately 67% of expiring leases and approximately 72% of expiring square feet.

During the nine months ended September 30, 2013, expiring leases comprised approximately 2.1 million square feet.  We executed renewals, expansions and new leases totaling approximately 2.1 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.36 per square foot per year, or 2%. During the nine months ended September 30, 2012, expiring leases comprised approximately 2.2 million square feet, and we executed renewals, expansions and new leases totaling approximately 2.3 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.49 per square foot per year, or 3%.

During the nine months ended September 30, 2013, renewals were approximately 1.3 million square feet with weighted average leasing costs of approximately $13.23 per square foot and a weighted average lease term of approximately 4.4 years. Expansions were approximately 0.3 million square feet with weighted average leasing costs of approximately $24.41 per square foot and a weighted average lease term of approximately 5.7 years. New leases totaled approximately 0.5 million square feet with weighted average leasing costs of approximately $34.72 per square foot and a weighted average lease term of approximately 6.7 years. During the nine months ended September 30, 2013, our lease renewals represented approximately 52% of expiring leases and approximately 61% of expiring square feet.

The weighted average leasing costs for renewals, expansions and new leases executed in the nine months ended September 30, 2013, was approximately $20.27 per square foot as compared to approximately $31.15 per square foot for the nine months ended September 30, 2012. The weighted average lease term for renewals, expansions and new leases executed in the nine months ended September 30, 2013, was approximately 5.2 years as compared to approximately 6.6 years for the nine months ended September 30, 2012.

Our portfolio occupancy was 87% at September 30, 2013, as compared to 86% at December 31, 2012. We have approximately 0.5 million square feet of scheduled lease expirations for the remainder of 2013. We will continue to focus on leasing with the objective of increasing occupancy as we seek to overcome lease expirations.

Property and Company Level Capital Sources.  In October 2011 we obtained a $340.0 million credit facility (reduced to $311.0 million in March 2013). As of September 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit, of which approximately $8.5 million may only be used for leasing and capital expenditures at the Collateral Properties. Obtaining other types of property or company level capital may result in dilution of our interest in a property or our existing stockholders’ equity interests. For example, in January 2013 we completed a joint venture arrangement with a third party for our Paces West property that provided the necessary capital to restructure the property’s debt while retaining a 10% ownership interest.

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

 If market conditions stabilize or improve and we are successful with our efforts under our strategic plan, we believe we can achieve an increase in our estimated value per share and provide distributable cash flow, both of which are important objectives to us and our stockholders. Further, our management and board continue to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.

Results of Operations

During the nine months ended September 30, 2013, we sold all of our interests in four consolidated properties and transferred ownership of six consolidated properties to the associated lenders pursuant to deeds-in-lieu of foreclosure. As of September 30, 2013, we had one property held for sale. During the year ended December 31, 2012, we sold all of our interests in three consolidated properties and transferred ownership of two consolidated properties to their respective lenders pursuant to foreclosures. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and are excluded from the discussions below.
Three months ended September 30, 2013, as compared to the three months ended September 30, 2012
Rental Revenue.  Rental revenue for the three months ended September 30, 2013, was approximately $86.2 million as compared to approximately $89.1 million for the three months ended September 30, 2012, and was generated by our consolidated real estate properties.  The $2.9 million decrease was primarily attributable to the deconsolidation of Paces West as a result of a partial sale in 2013.
Property Operating Expenses. Property operating expenses for the three months ended September 30, 2013, were approximately $27.3 million as compared to approximately $26.6 million for the three months ended September 30, 2012, and were comprised of property operating expenses from our consolidated real estate properties. The $0.7 million increase was primarily attributable to an increase of approximately $1.6 million in expenses, including demolition costs to remove unusable tenant improvements from vacant space in preparation for future leasing and other general expenses, partially offset by a decrease of approximately $0.9 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Interest Expense.  Interest expense for the three months ended September 30, 2013, was approximately $26.9 million as compared to approximately $29.7 million for the three months ended September 30, 2012, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, and, in 2012, tenant-in-common investment properties; our credit facility; and interest rate cap and swap agreements. The $2.8 million decrease was primarily attributable to a decrease of approximately $1.2 million related to the deconsolidation of Paces West as a result of a partial sale in 2013 and approximately $1.6 million primarily due to lower overall borrowings.
Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2013, were approximately $13.1 million as compared to approximately $13.0 million for the three months ended September 30, 2012, and were comprised of real estate taxes from our consolidated real estate properties.
Property Management Fees. Property management fees for both the three months ended September 30, 2013, and the three months ended September 30, 2012, were approximately $2.6 million and were comprised of property management fees related to consolidated properties and, in 2012, our tenant-in-common investment properties.
Asset Management Fees. We had no asset management fees for the three months ended September 30, 2013, as compared to approximately $0.3 million for the three months ended September 30, 2012. As a result of becoming self-managed, we no longer pay asset management fees to BHT Advisors, effective as of August 31, 2012.
General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2013, were approximately $4.2 million as compared to approximately $5.4 million for the three months ended September 30, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of BHT Advisors.  The $1.2 million decrease in general and administrative expenses is primarily due to costs incurred in the three months ended September 30, 2012, related to evaluating and negotiating the self-management transaction.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2013, was approximately $36.9 million as compared to approximately $37.7 million for the three months ended September 30, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $0.8 million decrease is primarily related to approximately $1.2 million related to the deconsolidation of Paces West as a result of a partial sale in 2013, partially offset by approximately $0.4 million in higher depreciation and amortization expense primarily for tenant improvements.

Benefit (Provision) for Income Taxes. For the three months ended September 30, 2013, we had approximately $0.3 million in income tax provision as compared to a benefit for income taxes of approximately $0.5 million for the three months ended

September 30, 2012.  The $0.8 million change was primarily due to a decrease in deferred tax liabilities due to asset impairment charges taken in 2012 and increases in our net operating losses.
Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended September 30, 2013, was approximately $0.3 million as compared to approximately $0.4 million for the three months ended September 30, 2012, and was comprised of our share of equity in the income and losses of unconsolidated investments.
Nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012
Rental Revenue.  Rental revenue for the nine months ended September 30, 2013, was approximately $259.7 million as compared to approximately $263.9 million for the nine months ended September 30, 2012, and was generated by our consolidated real estate properties.  The $4.2 million decrease was primarily attributable to a decrease of approximately $8.2 million related to the deconsolidation of Paces West as a result of a partial sale in 2013, an approximately $3.5 million decrease in straight-line rent adjustments, and approximately $1.4 million in unfavorable net above- and below-market lease amortization. These decreases were offset by an increase of approximately $5.3 million in recovery income and an increase in tenant rental revenue and other revenue of approximately $3.6 million.
Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2013, were approximately $80.3 million as compared to approximately $79.0 million for the nine months ended September 30, 2012, and were comprised of property operating expenses from our consolidated real estate properties. The $1.3 million increase was primarily attributable to an increase of approximately $3.8 million in expenses, including demolition costs to remove unusable tenant improvements from vacant space in preparation for future leasing and other general expenses, offset by a decrease of approximately $2.5 million related to the deconsolidation of Paces West as a result of a partial sale in 2013.
Interest Expense.  Interest expense for the nine months ended September 30, 2013, was approximately $81.7 million as compared to approximately $89.4 million for the nine months ended September 30, 2012, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, and, in 2012, tenant-in-common investment properties; our credit facility; and interest rate cap and swap agreements. The $7.7 million decrease was primarily attributable to the deconsolidation of Paces West of approximately $3.4 million as a result of a partial sale in 2013 and approximately $4.3 million primarily due to lower overall borrowings.
Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2013, were approximately $38.1 million as compared to approximately $39.2 million for the nine months ended September 30, 2012, and were comprised of real estate taxes from our consolidated real estate properties. The $1.1 million decrease was primarily attributable to the deconsolidation of Paces West as a result of a partial sale in 2013.
Property Management Fees. Property management fees for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012, were approximately $7.8 million and were comprised of property management fees related to consolidated properties and, in 2012, our tenant-in-common investment properties.
Asset Management Fees. We had no asset management fees for the nine months ended September 30, 2013, as compared to approximately $7.9 million for the nine months ended September 30, 2012. As a result of becoming self-managed, we no longer pay asset management fees to BHT Advisors, effective as of August 31, 2012.
Asset Impairment Losses. We had no asset impairment losses for the nine months ended September 30, 2013, as compared to approximately $16.2 million for the nine months ended September 30, 2012. The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.
General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2013, were approximately $13.0 million as compared to approximately $11.0 million for the nine months ended September 30, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses and reimbursement of certain expenses of BHT Advisors.  In 2013, we incurred new expenses that had previously been paid by BHT Advisors, such as payroll and benefit costs.  The $2.0 million increase in general and administrative expenses is primarily due to approximately $2.3 million of added payroll and benefit costs and approximately $1.1 million for increased expense related to services provided to us by BHT Advisors, partially offset by a decrease of approximately $1.3 million in legal expenses primarily related to costs incurred in the nine months ended September 30, 2012, to evaluate and negotiate the self-management transaction.
Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2013, was approximately $108.5 million as compared to approximately $115.1 million for the nine months ended September

30, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $6.6 million decrease is primarily related to approximately $3.7 million attributable to the deconsolidation of Paces West as a result of a partial sale in 2013 and to overall lower depreciation and amortization expense of approximately $2.9 million primarily due to lower lease intangible amortization.

Benefit (Provision) for Income Taxes. For the nine months ended September 30, 2013, we had approximately $0.4 million in income tax provision as compared to a benefit for income taxes of approximately $0.1 million for the nine months ended September 30, 2012.  The $0.5 million change was primarily due to a decrease in deferred tax liabilities due to asset impairment charges taken in 2012 and increases in our net operating losses.
Equity in Earnings of Investments.  Equity in earnings of investments for the nine months ended September 30, 2013, was approximately $0.1 million as compared to equity in earnings of investments of approximately $1.3 million for the nine months ended September 30, 2012, and was comprised of our share of equity in the income and losses of unconsolidated investments.  The $1.2 million change is primarily related to increased expenses at the Wanamaker Building and the disposal of two unconsolidated properties in 2012.
Gain on Sale or Transfer of Assets. Gain on sale or transfer of assets was approximately $16.1 million for the nine months ended September 30, 2013, and was related to the partial sale of Paces West. Gain on sale or transfer of assets was approximately $0.4 million for nine months ended September 30, 2012, and was related to the transfer of our tenant-in-common interest in St. Louis Place to the associated lender.
Cash Flow Analysis
Nine months ended September 30, 2013, as compared to nine months ended September 30, 2012
Cash flows provided by operating activities were approximately $30.7 million for the nine months ended September 30, 2013, as compared to approximately $23.3 million for the nine months ended September 30, 2012.  The $7.4 million increase in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $2.4 million more net cash outflows from working capital assets and liabilities in 2013 compared to 2012; (2) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, which resulted in approximately $7.8 million more cash received from the results of our consolidated real estate property operations, net of interest expense, asset management fees paid in 2012 and general and administrative expenses;  and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.0 million.
Cash flows provided by investing activities for the nine months ended September 30, 2013, were approximately $106.0 million and were primarily comprised of proceeds from the sale of properties of approximately $155.6 million, a change in restricted cash of approximately $18.3 million and return of investments of approximately $9.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $75.4 million.  During the nine months ended September 30, 2012, cash flows provided by investing activities were approximately $76.3 million and were primarily comprised of proceeds from the sale of properties of approximately $111.1 million, a change in restricted cash of approximately $15.5 million and return of investments of approximately $2.3 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $51.9 million.
Cash flows used in financing activities for the nine months ended September 30, 2013, were approximately $127.1 million and were comprised primarily of net payments on, and proceeds from, notes payable of approximately $122.3 million and distributions to noncontrolling interests of approximately $4.9 million related to the sale of Energy Centre.  During the nine months ended September 30, 2012, cash flows used in financing activities were approximately $107.6 million and were comprised primarily of net payments on, and proceeds from, notes payable of approximately $91.5 million, distributions to our common stockholders of approximately $12.5 million and redemptions of common stock of approximately $3.1 million.
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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three and nine months ended September 30, 2013 and 2012, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders. The table below is presented in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	$7,148	$(31,296)	$(9,042)	$(93,274)
Net (income) loss attributable to noncontrolling interests	(429)	69	(410)	144
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	43,739	48,338	130,237	147,814
Real estate depreciation and amortization from unconsolidated properties	1,493	1,784	4,455	5,515
Real estate depreciation and amortization from noncontrolling interests	(171)	(198)	(504)	(565)
Impairment of depreciable real estate assets	—	8,301	4,879	25,086
Gain on sale or transfer of depreciable real estate	(9,894)	(5,041)	(30,714)	(20,230)
Noncontrolling interest share of gain on sale or transfer of depreciable real estate	459	—	459	—
Noncontrolling interest (OP units) share of above adjustments	(51)	(77)	(157)	(229)
FFO attributable to common stockholders	42,294	21,880	99,203	64,261
Adjustments (1) (2):
Acquisition expenses	—	—	95	—
Straight-line rent adjustment	(1,043)	(2,939)	(6,763)	(14,503)
Amortization of above- and below-market rents, net	(3,173)	(3,556)	(7,992)	(10,009)
Net gain on troubled debt restructuring and early extinguishment of debt	(22,035)	—	(35,328)	(3,587)
Noncontrolling interest (OP units) share of above adjustments	38	9	72	40
MFFO attributable to common stockholders	$16,081	$15,394	$49,287	$36,202
Weighted average common shares outstanding - basic	299,192	298,618	299,192	298,127
Weighted average common shares outstanding - diluted (3)	299,653	298,646	299,561	298,156
Net income (loss) per common share - basic and diluted (3)	$0.02	$(0.10)	$(0.03)	$(0.31)
FFO per common share - basic and diluted	$0.14	$0.07	$0.33	$0.22
MFFO per common share - basic and diluted	$0.05	$0.05	$0.16	$0.12
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net income (loss) per common share.
FFO attributable to common stockholders for the three months ended September 30, 2013, was approximately $42.3 million as compared to approximately $21.9 million for the three months ended September 30, 2012, an increase of approximately $20.4 million.  This increase is primarily related to an increase in net gains on troubled debt restructuring of approximately $22.0 million.
MFFO attributable to common stockholders for the three months ended September 30, 2013, was approximately $16.1 million as compared to approximately $15.4 million for the three months ended September 30, 2012, an increase of approximately $0.7 million.
FFO attributable to common stockholders for the nine months ended September 30, 2013, was approximately $99.2 million as compared to approximately $64.3 million for the nine months ended September 30, 2012, an increase of approximately $34.9 million.  This increase is primarily related to an increase in net gains on troubled debt restructuring and early extinguishment of debt of approximately $31.7 million, certain lower expenses in 2013 as compared to 2012 including asset management fees of approximately $7.9 million and interest expense of approximately $7.8 million. These were partially offset by a decrease of approximately $4.2 million in revenue, a decrease from the disposal (or held for sale classification) of properties included in discontinued operations of approximately $2.5 million, a decrease in the equity of earnings from our unconsolidated properties of approximately $2.3 million, an increase of approximately $2.0 million in general and administrative expense, the write off of intangible assets of approximately $1.1 million, and approximately $0.3 million in other expenses.
MFFO attributable to common stockholders for the nine months ended September 30, 2013, was approximately $49.3 million as compared to approximately $36.2 million for the nine months ended September 30, 2012, an increase of approximately $13.1 million. This increase is primarily related to certain lower expenses in 2013 as compared to 2012 including asset management fees of approximately $7.9 million and interest expense of approximately $7.8 million, and an increase of approximately $1.9 million in revenue (excluding the impact of non-cash adjustments, such as straight-line rent and amortization of above- and below-market lease intangibles) and an increase from the disposal (or held for sale classification) of properties included in discontinued operations of approximately $1.3 million. These were partially offset by a decrease in the equity of earnings from our unconsolidated properties of approximately $2.2 million, an increase of approximately $2.1 million in general and administrative expense, the write off of intangible assets of approximately $1.1 million, and approximately $0.4 million in other expenses.
Liquidity and Capital Resources
General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties including commitments for future tenant improvements, and repaying or refinancing our outstanding indebtedness. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy, as well as property specific issues, such as vacancies and lease terminations, management believes that access to any additional outside source of cash other than our credit facility may be challenging and is planning accordingly. We anticipate that becoming self-managed, effective August 31, 2012, will continue to result in substantial cost savings. In particular, we anticipate annual savings in the range of approximately $10.0 million to $12.0 million. The cost savings result primarily from the fact that we no longer pay asset management fees to BHT Advisors. For the nine months ended September 30, 2013, these savings were approximately $8.4 million. There is no assurance, however, that additional savings will be realized. In December 2012, our board of directors made a determination to suspend all distributions and redemptions until further notice. Based on the most recent distribution rate and previously budgeted redemptions for 2012, this has generated cash savings of approximately $16.0 million for the nine months ended September 30, 2013, and is expected to result in annual cash savings in excess of $20.0 million.

Current Liquidity

As of September 30, 2013, we had cash and cash equivalents of approximately $19.3 million and restricted cash of approximately $60.3 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $511.7 million for October 2013 through September 2014, including debt maturing during that period. At projected operating levels, we anticipate that revenue from our properties over the same period will generate approximately $328.6 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties, including approximately $236.3 million of expected net proceeds from the sale of properties. We will also need to generate additional funds for long-term liquidity requirements.
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

In the first nine months of 2013 we sold four properties resulting in combined net proceeds of approximately $155.6 million. There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these objectives.
We may seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. For example, we completed a joint venture arrangement with a third party for our Paces West property in January 2013 that provided the necessary funds to recapitalize the property. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate and complete joint venture transactions on acceptable terms or at all is uncertain in the current economic environment.
We continue to explore opportunities to generate both property level and company level capital. There is, however, no assurance that we will be able to realize any capital from these initiatives.
Notes Payable

Our notes payable was approximately $1.8 billion and $2.1 billion in principal amount at September 30, 2013, and December 31, 2012, respectively. As of September 30, 2013, all of our debt is fixed rate debt, with the exception of approximately $325.0 million in debt which bears interest at variable rates.  Approximately $275.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.

At September 30, 2013, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.10% to 6.65%. We also have mezzanine loans related to two properties with stated annual interest rates at September 30, 2013, of 9.55% and 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.47%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2013, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from August 2014 to August 2021.

Credit Facility

On October 25, 2011, through our operating partnership, Tier OP, we entered into a secured credit agreement providing for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders).  The borrowings are supported by collateral (the “Collateral Properties”) owned by certain of our subsidiaries, each of which has guaranteed the credit facility and granted a first mortgage or deed of trust on its real property as security for the credit facility. Effective March 22, 2013, we exercised our right to release our 5&15 Wayside property from the Collateral Properties in order to complete the sale of this property. Correspondingly, the total borrowings provided for under the credit agreement were reduced to $311.0 million, available as a $200.0 million term loan and $111.0 million as a revolving line of credit. The credit facility matures in October 2014 with two one-year renewal options available.  The annual interest rate on the credit facility is equal to either, at our election (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate,” (ii) 0.5% above the Federal Funds Effective Rate or (iii) LIBOR for an interest period of one month plus 1.0%) plus the applicable margin or (2) LIBOR plus the applicable margin. The applicable margin for base rate loans is 2.0%; the applicable margin for LIBOR loans is 3.0%. In connection with the credit agreement, we entered into a three-year swap agreement to effectively fix the annual interest rate at 3.79% on $150.0 million of the borrowings under the term loan.  As of September 30, 2013, the term loan was fully funded, but no draws were outstanding under the revolving line of credit. As of September 30, 2013, we had approximately $108.8 million of available borrowings under our revolving line of credit after reductions for outstanding letters of credit, of which approximately $8.5 million may only be used for leasing and capital expenditures at the Collateral Properties. As of September 30, 2013, the weighted average annual interest rate for borrowings under the credit agreement, inclusive of the swap, was approximately 3.64%.

Troubled Debt Restructuring

In the nine months ended September 30, 2013, we sold 600 & 619 Alexander Road and Riverview Tower. The proceeds were used to fully settle the related debt on each property at a discount. Pursuant to deeds-in-lieu of foreclosure, we transferred ownership of our One Edgewater Plaza, Tice Building, and Ashford Perimeter properties to the associated lenders. These transactions were accounted for as a full settlement of debt.

In the nine months ended September 30, 2012, pursuant to foreclosures, we transferred ownership of Minnesota Center and our ownership interest in St. Louis Place to the associated lenders. These transactions were accounted for as a full settlement of debt.

For the three months ended September 30, 2013, the above transactions resulted in gain on troubled debt restructuring of approximately $22.0 million which was equal to approximately $0.07 in earnings per common share on both a basic and diluted income per share basis. We had no gain on troubled debt restructuring for the three months ended September 30, 2012. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

For the nine months ended September 30, 2013 and 2012, the above transactions resulted in gain on troubled debt restructuring of approximately $36.7 million and $3.6 million, respectively, which was equal to approximately $0.12 and $0.01 in earnings per common share, respectively, on both a basic and diluted income per share basis. These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors previously authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and in December 2012, the board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company and its stockholders.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program.
Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status. In December 2012, the board of directors approved the suspension of monthly distribution payments to stockholders. Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio. There is no assurance that distributions will be declared again in any future periods or at any particular rate.
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

As of September 30, 2013, all of our approximate $1.8 billion debt is fixed rate debt, with the exception of approximately $325.0 million in debt which bears interest at a variable rate.  Approximately $275.0 million of this variable rate debt has been effectively fixed or capped through the use of interest rate hedges.  A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.7 million.  A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.1 million.

A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate caps and swaps of approximately $1.6 million. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate caps and swaps of approximately $0.4 million.

We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

Frequency of Say-on-Pay Advisory Vote

At the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders voted in favor of conducting future advisory votes on the compensation of the Company’s named executive officers (“say-on-pay votes”) on an annual basis. Based on this result, and other factors considered by the Company and its board of directors, the Company has determined that it will hold future say-on-pay votes on an annual basis until the next vote on the frequency of say-on-pay votes is conducted.

     Determination of Estimated Value Per Share
On November 1, 2013, pursuant to our Third Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated value per share of the Company’s common stock equal to $4.20 per share. Our Estimated Valuation Policy substantially conforms to the provisions of the Investment Program Association’s Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs (the “Guideline”). Accordingly, this year’s estimated per share valuation has been performed in accordance with the Guideline. This estimate is being provided solely to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements. We expect to provide the next estimated value per share in the fourth quarter of 2014.
Process and Methodology
In accordance with our Estimated Valuation Policy, we will endeavor to announce an estimated per share valuation each calendar year that is determined by estimating our net asset value per share determined in a manner consistent with the definition of fair value under GAAP, primarily set forth in ASC 820, as the same may be amended from time to time. Oversight of the process to determine the estimated per share valuation is vested in the audit committee of the board of directors; however, the board must approve the final estimated value per share. The audit committee is responsible for: (1) approving the engagement of a third-party valuation firm to assist in valuing our assets, liabilities and unconsolidated investments; (2) reviewing and approving the process and methodology used to determine the estimated value per share, the consistency of the valuation methodology with real estate industry standards and practices, and the reasonableness of the assumptions utilized; (3) reviewing the reasonableness of the estimated value per share resulting from the process; and (4) recommending the final proposed estimated value per share to the board.
For the current estimated value per share, the audit committee engaged Altus Group U.S., Inc. (“Altus”) to appraise our real estate assets and estimate the fair value of our notes payable and other net assets. Prior to the engagement, the audit committee reviewed the qualifications of Altus, which is an independent, third party real estate research, valuation and advisory firm, and determined that Altus possessed the experience and professional competence necessary to value assets or investments similar to ours. Altus was engaged by the Company in 2012 to provide substantially the same services as this year and in 2011 to confirm the reasonableness of the estimated valuation analysis performed by the Company’s management team. Altus does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party, and there are no material conflicts of interest between Altus, on one hand, and the Company or any of our officers or directors, on the other.
In arriving at the estimated value per share, the audit committee and the board reviewed the valuation analysis and methodologies used by Altus for the real estate assets, notes payable and other net assets, which they believe are consistent with industry standards and practices for the types of assets held and liabilities owed by the Company. They conferred with both Altus and the Company’s management team regarding the methodologies and assumptions used. Both the audit committee and the board of directors considered all information provided in light of their familiarity with our assets and unanimously approved an estimated value of $4.20 per share.
     The estimated valuation of $4.20 per share as of November 1, 2013, reflects an increase from the estimated valuation of $4.01 per share as of December 17, 2012. The primary factors contributing to this change in value are the estimated increase in the value of our real estate and the development of our Two BriarLake Plaza property in Houston, Texas, which contributed an increase in the estimated value per share of $0.23, and the estimated increase in the value of our notes payable due to higher market interest rates between our previous valuation date and our current valuation date, which contributed an increase in the estimated value per share of $0.11, partially offset by the use of proceeds from the sales of properties that were redeployed into our other real estate assets, which resulted in a decrease in the estimated value per share of $0.15.
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate. Altus estimated the value of our investments in real estate by using a discounted cash flow analysis based on the anticipated hold period, supported by a sales comparison approach analysis, to estimate values of substantially all of the properties in our portfolio. Altus calculated the value of our investments in real estate beginning with management-prepared, current quarterly cash flow estimates or currently executed sales contracts with third parties, if available. Altus then employed a range of terminal capitalization rates, discount rates, growth rates and other variables that fell within ranges that Altus believed would be used by similar investors to value the properties we own. Altus used assumptions in developing cash flow estimates that were specific to each property (including holding periods) and that were determined based on a number of factors, including the market in which the property is located, the specific location of the property within the market, the quality of the property compared to its competitive set, the available space at the property and the market, tenant demand for space and investor demand and return requirements. These cash flow estimates and other assumptions were developed for each property by Altus, and Altus confirmed that the data, techniques, assumptions and resulting estimates were supported by information gathered from peer properties housed in their extensive proprietary database. To further support the assumptions and the results of the discounted cash flow analysis, Altus researched and analyzed comparable sales transactions in each of the individual markets.
While we believe a discounted cash flow analysis is standard in the real estate industry and an acceptable valuation methodology to determine fair value in accordance with GAAP, the estimated values for our investments in real estate may or may not represent current market values or values that may be achieved if we were to market the properties for sale. Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.
Notes Payable. Altus estimated the value of our notes payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The audit committee and the board reviewed the assumptions employed and determined they were appropriate and reasonable in estimating the value of our notes payable.
Other Assets and Liabilities. Altus estimated that the carrying values of a majority of our other assets and liabilities, consisting of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, are equal to fair value due to their short maturities. Certain balances, such as acquired above/below market leases, were eliminated for the purpose of estimating the per share value due to the fact that the value of those assets and liabilities were already considered in the valuation of the respective investments.
Our estimated value per share was calculated by aggregating the value of our real estate, notes payable and other net assets, and dividing the total by the number of shares of common stock, limited partnership units and restricted stock units outstanding at the determination date of November 1, 2013. Our estimated value per share does not reflect “enterprise value,” which generally could include a premium for:

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
The estimated value per share also does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange, costs associated with the sale of our real estate, a discount for the non-assumability or prepayment obligations associated with certain of our debt, a discount for our corporate level overhead, or a discount associated with any potential listing of the shares on a national securities exchange.
Allocation of Estimated Value
Our estimated value per share was allocated amongst our asset types as follows for 2013 as compared to 2012:

	2013	2012
Real estate assets, including investments in real estate entities (1)	$10.45	$11.24
Debt, including obligations of real estate investment activities	(6.32)	(7.25)
Other net assets	0.07	0.02
Estimated net asset value per share (2)	$4.20	$4.01
__________
(1) The following are the key assumptions (shown on a weighted average basis) that were used in the discounted cash flow models to estimate the value of the real estate assets we owned at each of the 2013 and 2012 estimated valuation dates (excluding nine properties in 2012 valued at $164.1 million that were encumbered by non-recourse debt in the same amount):

	2013	2012
Exit capitalization rate	7.04%	7.04%
Discount rate	8.02%	8.06%
Annual market rent growth rate (a)	3.40%	3.52%
Annual holding period	10.11 years	9.81 years
__________

(a)
Rates reflect estimated average annual growth rates for market rents over the holding period. The range of average annual growth rates shown is the constant annual rate at which the market rent is projected to grow to reach the market rent in the final year of the hold period for each of the properties.

While the audit committee and the board believe that these assumptions are reasonable for 2013, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted average discount rate of 25 basis points would yield a decrease in the value of our real estate assets of 1.7%, while a decrease in the weighted average discount rate of 25 basis points would yield an increase in the value of our real estate assets of 1.7%. Likewise, an increase in the weighted average exit capitalization rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.0% while a decrease in the weighted average exit capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 2.1%
(2) Based on 300,085,179 and 299,640,837 shares of common stock and limited partnership units outstanding at November 1, 2013 and December 17, 2012, respectively.
The aggregate purchase price of our properties owned as of November 1, 2013, including capital expenditures made subsequent to the acquisition date, is approximately $3,707.7 million. As of November 1, 2013, the estimated value of the Company’s real estate assets, including investments in real estate activities, is approximately $3,136.8 million.
Limitations of Estimated Value Per Share
As with any valuation methodology, the methodology used for our 2013 estimated per share valuation was based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share does not represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his shares at this estimated value;

•
a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale or merger of the Company;

•	our shares would trade at the estimated value per share on a national securities exchange; or

•
the methodologies used to estimate our value per share would be acceptable to FINRA or the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2013.
The estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to, among other things, global economic issues that cause changes in real estate market fundamentals, capital market activities, and specific attributes of the properties and leases in our portfolio.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER REIT, INC.
Dated: November 5, 2013	By:	/s/ James E. Sharp
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
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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