Form 10-K
period 2013-12-31
TIER REIT INC
filed 2014-03-07
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no established market for the registrant’s common stock.  The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.2 billion, based on the estimated per share value of $4.01 per share, as established by the registrant’s board of directors as of December 17, 2012, pursuant to the registrant’s Second Amended and Restated Policy for Estimation of Common Stock Value.

As of February 28, 2014, the registrant had 300,065,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2014, into Part III of this Form 10-K to the extent stated herein.

TIER REIT, Inc.
FORM 10-K
Year Ended December 31, 2013

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted due to a variety of risks and uncertainties, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form  10-K and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	our ability to renew expiring leases and lease vacant spaces at favorable rates or at all;

•	the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their businesses;

•	the availability of cash flow from operating activities to fund distributions and capital expenditures;

•	our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise to fund our future capital needs;

•	our ability to strategically dispose of assets on favorable terms;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to retain our executive officers and other key personnel;

•	the increase in our direct overhead, as a result of becoming a self-managed company;

•	conflicts of interest and competing demands faced by certain of our directors;

•	limitations on our ability to terminate our property management agreement and certain services under our administrative services agreement;

•	unfavorable changes in laws or regulations impacting our business or our assets; and

•	factors that could affect our ability to qualify as a real estate investment trust.

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

PART I

Item 1.                    Business.

General

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT, Inc., formerly known as Behringer Harvard REIT I, Inc., was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.

Substantially all of our business is conducted through Tier Operating Partnership LP (“Tier OP”), a Texas limited partnership.  Our wholly-owned subsidiary, Tier GP, Inc., a Delaware corporation, is the sole general partner of Tier OP.  Our direct and indirect wholly-owned subsidiaries, Tier Business Trust, a Maryland business trust, and Tier Partners, LLC, a Delaware limited liability company, are limited partners owning substantially all of Tier OP. Our real estate investments are owned in fee title or a long-term leasehold estate through Tier OP or indirectly through limited liability companies or limited partnerships or through investments in joint ventures.

Our office is located at 17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248, and our telephone number is (972) 931-4300.

Business Overview

TIER REIT is focused on owning and operating commercial office real estate located in metropolitan cities and select suburban markets that we believe have premier business addresses, are of high quality construction, offer personalized amenities, and are primarily leased to creditworthy commercial tenants.  We also develop institutional quality office properties.

The cornerstone of our investment philosophy is rigorous fiscal discipline blended with vision and creativity. As a result, our portfolio is built on quality, well-managed properties in strategic markets, features unique assets and enables us to offer long-term benefits that we believe will enhance value over time. One of our investment strategies is also to provide stockholders with a geographically diversified portfolio of office properties. As of December 31, 2013, we owned interests in 38 operating properties and one development property located in 15 states and the District of Columbia.

Investment Objectives

As stated in our prospectuses, our investment objectives are:

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

Business Strategy

At the beginning of 2013, we established the following six key objectives for the year, which we believe will help us meet our long-term goals to maximize stockholder value, lay the groundwork for future increases in distributable cash flow and position the Company to provide liquidity opportunities to our stockholders: (1) strengthen our balance sheet; (2) manage our capital resources; (3) recapitalize and/or dispose of our remaining troubled assets; (4) sharpen our geographic focus; (5) decrease ownership in select markets; and (6) lease the portfolio and increase occupancy. Please see a detailed discussion about our 2013 accomplishments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

While we are very pleased with the progress made during 2013 toward positioning the Company to achieve our long-term goals, efforts in 2014 will be critical to our long-term success. To continue the Company’s progress forward, we have identified four key objectives for 2014: (1) lease the portfolio and increase occupancy in an effort to drive internal growth in future years; (2) sharpen our geographic focus through the sale of certain non-strategic properties; (3) mitigate a portion of the future interest rate and refinancing risk from the approximately $1.2 billion of maturing debt in 2015 and 2016; and (4) redeploy capital in an accretive manner to provide for future external growth and bolster institutional interest in the company.
Lease the Portfolio and Increase Occupancy

Leasing was a key area of focus for us during 2013 and it will continue to be in 2014 as we strive to increase occupancy. We have approximately 1.3 million square feet of scheduled lease expirations in 2014 and will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

Sharpen Our Geographic Focus

We sharpened our geographic focus during 2013 by exiting seven non-strategic markets during the year reducing our presence from 26 to 19 markets. When we believe market conditions are advantageous to us, we intend to continue to sharpen our geographic focus by reducing our exposure in one or more of our remaining non-strategic markets. Specifically, with respect to our properties located in Burbank, California; Cherry Hill, New Jersey; Cleveland and Columbus, Ohio; Manchester, New Hampshire; St. Paul, Minnesota; and Worcester, Massachusetts, we intend to evaluate opportunities to unencumber these assets in advance of their scheduled debt maturities and to further solidify their occupancies in order to position these properties for disposition.

Mitigate Interest Rate and Refinancing Risk

Including our share of the debt maturing at our unconsolidated subsidiaries, we have approximately $26.5 million of debt maturing in 2014, and approximately $413.9 million and $826.4 million of our share of debt maturing in 2015 and 2016, respectively. With the threat of rising interest rates, one of our objectives for 2014 is to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber non-strategic properties in anticipation of future sale, (2) pre-paying debt obligations in limited instances in order to secure new long-term financing or to simplify property dispositions, and (3) selling certain non-strategic properties and transferring the related debt obligations to the purchaser.

Redeploy Capital

Although our primary purposes for managing our capital resources in 2013 were to have the necessary capital resources available for leasing space in our portfolio and refinancing our maturing debt, we believe we will have opportunities to create additional value through external growth by redeploying limited capital into strategic opportunities during the year. Our Two BriarLake Plaza development property, a 334,000 square foot Class A commercial office building in the Westchase district of Houston, Texas, which has a targeted completion date of second quarter 2014, is an example of how redeploying capital into a strategic opportunity can create value. During 2014, we may acquire on a limited basis well located, quality real estate assets within our strategic markets allowing us to create value by (1) enhancing the overall quality of our portfolio, (2) reducing the average age of our real estate assets, (3) leveraging the existing property management team thereby increasing the operating efficiencies at our properties, and (4) increasing our operating cash flow.

If the economic recovery continues and we are successful with our efforts under our 2014 strategic plan, we believe we can achieve an increase in our estimated value per share and provide distributable cash flow, both of which are important objectives to us and our stockholders. Further, our management and board continue to review various alternatives that may create future liquidity for our stockholders since our common stock is not listed on a national securities exchange.  Prior to February 2017, our management and board of directors anticipate either listing our common stock on a national securities exchange or commencing liquidation of our assets.  In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of our board of directors, including a majority of our independent directors, extends such date.

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements and provide other inducements at a high level.  Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties due to the lack of an acceptable investment return.  Further, we may compete with other buyers and developers who are interested in properties we may acquire or develop, which may result in an increase in the amount that we would pay for such properties or may result in us ultimately not being able to acquire or develop such properties.  Some of our competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Regulations and Environmental Matters

Our properties and operations are subject to various federal, state, and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our properties.

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our capital expenditures, earnings or competitive position, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties.

Employees

As of December 31, 2013, we had 54 employees. We continue to purchase certain services from BHT Advisors, LLC (“BHT Advisors”) on a transitional basis, such as human resources, shareholder services, and information technology (“IT”). HPT Management Services, LLC (“HPT Management ”) continues to provide property management services for our properties.

Financial Information About Industry Segments

Our current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets.  We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  Copies of our filings with the SEC may be obtained from our website at www.tierreit.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating any information from our website into this Form 10-K.

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

Risks Related to Our Business and Operations

Market disruptions may adversely impact many aspects of our operating results and operating condition.
After undergoing pervasive and fundamental disruptions in the last few years the financial and real estate markets have seemingly stabilized, but only after suffering negative impacts on the availability of credit to businesses generally, and real estate in particular. The availability of debt financing secured by commercial real estate is still subject to tightened underwriting standards when compared to pre-recession standards and the impact of regulation actions, all of which may increase interest rates and widen credit spreads leading to a slowdown in the U.S. economy as a whole, or impact real estate investments in some of the following ways:

•	the financial condition of our tenants may be adversely affected, which may result in us having to reduce rental rates in order to retain tenants;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors could delay our efforts to collect rent and any past due balances under the relevant leases, and ultimately could preclude collection of these sums;

•
our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders or pursue acquisition opportunities, among other things, and increase our interest expense;

•
the value of certain of our real estate assets may decrease below the amounts we paid for them, which would limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by these assets; and

•
the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.
We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets or on our business, and any such actions may negatively impact us.
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve has begun “tapering” quantitative easing, which could increase long-term interest rates and the cost of borrowing. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve will have on our business.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international financial markets have been volatile, particularly over the last five years. The effects of this volatility may persist particularly as financial institutions continue to restructure their businesses and capital structures in response to new or enhanced regulatory requirements, all of which could impact the availability of credit and overall economic activity as a whole.
In addition, we are subject to the risks generally incident to the ownership of real estate assets. For example, even though we may purchase assets at a discount from historical cost or market value due to, among other things, substantial deferred maintenance or poorly structured financing of the real estate or debt instruments underlying the assets, or we may currently own properties with similar factors, there is no assurance that we will be able to overcome these factors. All of these factors could further decrease the value of real estate assets.
Further, the fluctuation in market conditions makes judging the future performance of these assets difficult. The real estate assets we own or may acquire may substantially decline in value, which would, among other things, negatively impact our ability to finance or refinance debt secured by these assets or earn positive returns on these assets, and may require us to write down or impair the value of these assets, which would have a negative impact on our results of operations and ability to pay or sustain distributions.
Leases representing approximately 9% of the rentable area within our portfolio are scheduled to expire in 2014.  We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2013, leases representing approximately 9% of the rentable area within our portfolio were scheduled to expire in 2014, and an additional 13% of the rentable area within our portfolio was available for lease.  We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below the expiring rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones.  Portions of our properties may remain vacant for extended periods of time.  Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to increase cash flow will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants and are uncertain of the sources for funding all of our future capital needs.

We require capital on an ongoing basis to fund tenant improvements, leasing commissions and capital expenditures.  Specifically, we may be required to expend substantial funds to improve or refurbish leasable space either to retain existing tenants or to attract new tenants. We expect that, upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling, and other improvements, or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring or to attract new tenants. The reserves we have established for capital improvements may not be sufficient, which would require us to seek funds from other sources.  Moreover, certain reserves required by lenders are designated for specific uses and may not be available to use for tenant improvements.  Our ability to fund future property capital needs may depend on our ability to borrow, to raise capital, including through the disposition of certain of our assets or interests in assets or equity offerings, or to generate additional cash flow from operations.  There can be no assurance that any of these sources will be available, and some of these strategies pose additional risks.  For example, if we sell assets, it will likely have the effect of reducing cash flow from operating activities.  Alternatively, if we decide to raise capital by offering shares of common or preferred stock, or any other securities that are convertible into, exercisable, or exchangeable for our capital stock, the issuance could have the effect of diluting the proportionate equity interest and voting power of our existing stockholders.  Ultimately, if we are unable to fund our capital needs, we may be required to, among other things, defer necessary improvements to our properties, which may cause the properties to suffer from a greater risk of obsolescence or a decline in value, or we may experience decreased cash flow as a result of non-renewals by tenants upon expiration of their leases or fewer tenants being attracted to a property.  If this happens, we may not be able to maintain expiring rental rates for the affected properties.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own properties located in metropolitan cities and suburban markets in the United States.  We compete with numerous developers, owners, and operators of office properties, many of which own properties similar to, and in the same market areas as, our properties.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire.  Also, as our competitors develop additional office properties in locations near our properties, there will likely be increased competition for creditworthy tenants which may require us to make capital improvements to properties that we would not have otherwise made or further reduce rents.

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

We have experienced net losses attributable to our common stockholders, and we may experience future losses.

Although we had positive net income attributable to our common stockholders, primarily as a result of gains on the sale or transfer of assets, for the year ended December 31, 2013, we had net losses attributable to our common stockholders of approximately $152.1 million and $181.5 million for the years ended December 31, 2012 and 2011, respectively.  If we incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders will be materially and adversely affected.

One of our liquidity strategies involves the disposition of assets; however, we may be unable to sell a property on acceptable terms and conditions, if at all.

One of our liquidity strategies is to sell or otherwise dispose of certain properties.  We believe it makes economic sense to do so in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, where we believe we have limited or no equity in a property that secures debt with a near-term maturity, when we do have equity in a property but the projected returns do not justify further investment, or where we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  However, the economic climate generally, and property specific issues such as vacancies and lease terminations, have negatively affected the value of our investment properties and therefore reduced our ability to sell or otherwise dispose of these properties on acceptable terms.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly, particularly when coupled with a debt assumption.  In addition, the capitalization rates at which properties may be sold have risen at certain properties since our acquisition of the properties, thereby reducing our potential proceeds from sale.  Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership may have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required, under provisions of the Code applicable to REITs, to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors limit our ability to effectuate this particular liquidity strategy.

Our indebtedness may adversely affect our financial health and operating flexibility.

As of December 31, 2013, we had total outstanding indebtedness of approximately $1.5 billion.  We have limited debt maturing in 2014, but we have a significant amount maturing in 2015 and 2016. As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes.  In addition, we have not generated sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions.  Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for, among other things, working capital, capital expenditures, debt service requirements, execution of our business plan, or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business or to pay distributions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•	limiting our ability or increasing the costs to refinance our indebtedness.

Economic, regulatory, and socio-economic changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

If our properties do not generate income sufficient to meet operating expenses, debt service and capital expenditures, it is unlikely we would reinstate distributions to our stockholders. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline even if the income from the property has declined.  The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional, and local economic climates, particularly in markets in which we have a concentration of properties;

•	local office submarket conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate and re-lease space;

•	earthquakes, tornadoes, hurricanes, and other natural disasters, civil unrest, terrorist acts, or acts of war, which may result in uninsured or underinsured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	changes in accounting standards.

Any of these factors may prevent us from maintaining the value of our real estate properties.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional, and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Houston, Chicago, and Philadelphia generated approximately 48% of the net operating income, which represents rental revenue less property operating expenses, real estate taxes, and property management expenses, from our properties owned as of December 31, 2013, during the year ended December 31, 2013.  Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

An oversupply of space in some of our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all.

Undeveloped land in some of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such increase in supply could result in lower occupancy and rental rates in our portfolio.

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

Adverse market and economic conditions and market volatility may make it difficult to value our real estate assets. As a result of adverse market and economic conditions, there may be significant uncertainty in the valuation, or in the stability of, the cash flows, discount rates and other factors related to such assets that could result in a substantial decrease in their value. We may be required to recognize additional asset impairment charges in the future.

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
Our ability to achieve our objectives depends, to a significant degree, upon the continued contributions of our executive officers and our other key personnel. The employment agreements that we have with our executive officers are terminable upon notice, and we cannot guarantee that we will retain our executive officers. We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure you that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or do not establish or maintain the necessary strategic relationships, our ability to implement our business strategy could be delayed or hindered, and our operations and financial results could suffer.
Competition for skilled personnel could increase labor costs.

We compete with various other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.
Compensation awards to our management may not be tied to or correspond with our financial results or estimated per share value of our common stock.
The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on competitive market practices or any number of other factors. As a result, compensation awards may not be tied to or correspond with financial results at our company or the estimated per share value of our common stock.
Becoming self-managed has increased our employee costs.
On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements (the “Self-Management Transaction”), with BHH and each of BHT Advisors, HPT Management, and Behringer Harvard REIT I Services Holdings, LLC (“Services Holdings”), each a direct or indirect subsidiary of BHH. We are now responsible for paying the salaries and benefits (including any employee benefit plan costs) of all of our employees. Further, prior to becoming self-managed, certain of our current executive officers were paid by an affiliate of BHT Advisors and not reimbursed by the Company for, among other things, their services relating to the Company. As a result, our direct overhead related to employees, on a consolidated basis, has increased. We are also subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, health-care costs, and other employee-related liabilities and grievances.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or to pay distributions or make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of our deposits that exceed the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available for our operations, or to pay distributions, or to make additional investments.

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

Although we attempt to ensure that all of our properties are adequately insured to cover casualty losses, there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge, or mezzanine loans.  We cannot be certain that this coverage will continue to be available, or available at reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties.  We may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for any losses we may suffer.  In addition, other than any capital reserve we may establish, we will have limited sources of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that those reserves will be sufficient.

Should one of our insurance carriers become insolvent, we would be adversely affected.

We carry several different lines of insurance placed with several large insurance carriers. If any one of our large insurance carriers were to become insolvent, any outstanding claims would be at risk for collection. Further, in such an event, we would be forced to replace the existing insurance coverage with another suitable carrier, possibly at unfavorable rates or terms.

Future terrorist attacks, military conflicts, and global unrest could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity.

The types of terrorist attacks since 2001, ongoing and future military conflicts, and the continued global unrest may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. An increase in the price of oil will also cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.

We and the tenants of the properties in which we have an interest may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to our tenants. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits we could lose capital invested in a property as well as the anticipated future revenues from a property while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.

Some of our properties are concentrated in regions that are particularly susceptible to extreme weather or natural disasters.

Certain of our properties are located in geographical areas, such as Florida and Texas, that are regularly impacted by extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes, and fires.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Further, several of these properties are located near the coast and are exposed to more severe weather than our properties located inland.  Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical, and other systems, and cause mold issues over time. As a result, we may incur operating costs and expenditures for capital improvements at these properties in excess of those normally anticipated.

We face possible risks associated with the physical effects of climate change.

We cannot predict the rate at which climate change will progress.  However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business.  To the extent that climate change impacts changes in weather patterns, some of our properties could experience increases in storm intensity and rising sea levels.  Over time, these conditions could result in declining demand for space at our properties or result in our inability to operate the buildings at all.  Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal at our properties.  There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  They also may be critical to the operations of certain of our tenants.  Further, BHT Advisors provides our IT services, and although we believe they will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither BHT Advisors nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•	Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•Require significant management attention and resources to remedy any damages that result;

•	Subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•Damage our reputation among our tenants and stockholders generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

The cost of complying with environmental and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state, and federal fire, health, life-safety, and similar regulations.  Some of these laws and regulations may impose joint and several liability on tenants or owners for the costs of investigating or remediating contaminated properties.  These laws and regulations often impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  The cost of removing or remediating could be substantial.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures by us.  Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Third parties may seek recovery from owners of real properties for personal injury or property damage associated with exposure to released hazardous substances.  Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us.  For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions.  Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management.  We are not aware of any such existing requirements that we believe will have a material impact on our current operations.  However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for our operations, to pay distributions, or to make additional investments.

Our real properties are generally subject to the Americans with Disabilities Act of 1990, as amended (the “Act”).  Under the Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Act has separate compliance requirements for “public accommodations” and “commercial facilities” generally requiring that buildings and services be made accessible and available to people with disabilities.  The Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We attempt to acquire properties that comply with the Act or any relevant law or regulation of a foreign jurisdiction or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with those laws or regulations.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.

We may be subject to other possible liabilities.

Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, state or local laws relating to zoning, construction, fire and life safety requirements and other matters. These laws may require significant property modifications in the future and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or, as mentioned above, terrorism.

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and our operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure and our financial reporting may not be relied on by most stockholders. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized and stockholders could lose confidence in our reported financial information.

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

We have ceased paying distributions.

We ceased paying distributions on December 19, 2012, and cannot estimate when we may reinstate distributions or the amount of any future distributions. There can be no assurance that we will pay any distributions in the future.

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

We adopted a valuation policy in respect of estimating the per share value of our common stock, as amended and restated on August 1, 2013. On November 1, 2013, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock of $4.20 per share. This estimate was determined by our board of directors after consultation with an independent, third party real estate research, valuation and advisory firm, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount you would obtain if you were to sell your shares or if we engaged in a liquidity event, including a liquidation of assets or sale of the Company.

Risks Related to Conflicts of Interest

Two of our five directors face conflicts of interest because of their positions or affiliations with our property manager and our former advisor.

Two of our directors, Messrs. Aisner and Mattox, also serve as officers and directors of BHT Advisors, HPT Management and other entities affiliated with BHT Advisors, including Services Holdings. We continue to pay fees to BHT Advisors and its affiliates for performing certain administrative services for us on a transitional basis, including human resources, shareholder services and information technology, and to HPT Management for managing our properties. Further, Services Holdings owns 10,000 shares of our Series A participating, voting, convertible preferred stock.

Messrs. Aisner and Mattox’s affiliation with these other entities could result in conflicts with our business and interests that are most likely to arise in their participating in deliberations or voting on matters by our board of directors related to:

•	enforcing our agreements with BHT Advisors, HPT Management, and their affiliates, including the administrative services agreement and the property management agreement;

•	property sales, which reduce the amount of property management fees payable to HPT Management;

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

Under the terms of our amended property management agreement with HPT Management, we may terminate the property management agreement upon its expiration in February 2017 or by exercising the buyout option included thereunder, which may not be exercised until June 30, 2015. Otherwise, we may only terminate the agreement upon a showing of willful misconduct, gross negligence, or deliberate malfeasance by HPT Management in performing its duties.

Further, we may not terminate the “Core Services” provided under the administrative services agreement with BHT Advisors prior to February 14, 2017, without paying termination fees to BHT Advisors. Thus, even if one of our long-term liquidity strategies would be furthered by performing these services internally, we will not be able to do so unless the cost, including the applicable termination or buy-out fees, is less than the amounts due to BHT Advisors or HPT Management, as applicable, for these services. The termination or buy-out fees cannot be estimated at this time, but they could be significant.

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

Our board of directors determines our major policies, including those regarding investment policies and strategies, financing, growth, debt capitalization, REIT qualification, and distributions.  Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders.

Your percentage interest in TIER REIT, Inc. will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock, 17,490,000 shares are designated as preferred stock, and 10,000 shares are designated as Series A Convertible Preferred Stock.  Subject to any preferential rights in favor of any class of preferred stock, our board of directors may increase the number of authorized shares of capital stock that we have the authority to issue or increase or decrease the number of shares of equity stock of any class or series of stock designated.  Shares may be issued in the discretion of our board of directors.  The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) issue or sell additional shares of our common stock in the future, including if any additional shares are issued pursuant to a distribution reinvestment plan; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities; (4) issue shares of our common stock upon the conversion of the Series A Convertible Preferred Stock; (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or upon issuance of restricted stock or other awards under our 2005 Incentive Award Plan to our independent directors, employees or consultants; or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Tier OP.  In addition, the partnership agreement for Tier OP contains provisions that would allow, under certain circumstances, other entities to merge into, or cause the exchange or conversion of their interest for interests of, Tier OP.  Because the limited partnership interests of Tier OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Tier OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders.  Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a liquidity event for our stockholders.

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person or group may own more than 9.8% of our outstanding common or preferred stock, in value or number of shares, whichever is more restrictive.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might otherwise provide stockholders with a liquidity event.

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

A person is not an interested stockholder under the statute if our board of directors approved, in advance, the transaction by which the person otherwise would have become an interested stockholder.  However, in approving a transaction, our board may condition its approval on compliance, at or after the time of approval, with any terms and conditions determined by the board.

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

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), based on exclusions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or we may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

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

Principal and interest payments reduce cash that would otherwise be available for other purposes.  Further, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  We have experienced defaults resulting in our having to transfer properties to the respective lenders, and may do so again if our asset values do not support the underlying loans.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  From time to time, we provide full or partial guarantees to lenders of mortgage debt to our indirect subsidiaries that own our properties.  When we guarantee debt on behalf of an entity that owns one of our properties, we are thus responsible to the lender for satisfaction of the debt if it is not paid by the entity.  To date, we have not been required to fund any of the guarantees that we have provided.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

We may not be able to refinance or repay our indebtedness.

We may not be able to refinance or repay our existing indebtedness.  We have faced significant challenges refinancing our debt due to (1) the reduced value of our real estate assets; (2) limited cash flow from operating activities; (3) our debt level;

(4) the cost and terms of new or refinanced indebtedness; and (5) material changes in lending parameters, including lower loan-to-value ratios.

Failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt would likely result in an event of default and potentially the loss of the property or properties securing the debt.  We have experienced defaults or events of default on previous indebtedness, which has required us to either restructure the debt in a way that is supported by the underlying values of the property or properties collateralizing the debt or to purchase or pay off the debt at a discount.  In certain instances, we were unable to repay or restructure our indebtedness, or to purchase or pay it off at a discount, and the lender accelerated the debt and/or foreclosed on the property or properties securing the debt.  We have experienced this result with several properties where we ultimately allowed the lender to foreclose or transferred the underlying properties to the lender pursuant to deeds-in-lieu of foreclosure, thus losing our entire investment in these properties.

Existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt.  Our credit facility, for example, restricts us from paying distributions if the aggregate distributions paid or declared during a period of four consecutive quarters exceeds 95% of our funds from operations during that period and restricts us from paying any distributions, other than as required to maintain our REIT qualification.  Funds from operations, as defined in the credit facility agreement, is equal to net income (or loss), computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property during the applicable period and charges for impairments of real estate, plus real estate depreciation and amortization, acquisition expenses, and other non-cash items, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be recalculated to reflect funds from operations on the same basis.  In addition, a breach of the financial and operating covenants in our debt agreements, including our credit facility agreement, could cause a default and accelerate payment under these agreements which could have a material adverse effect on our results of operations and financial condition.  Specifically, violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees or an acceleration of the maturity date of advances under the credit facility agreement.

Interest-only indebtedness may increase our risk of default.

We have obtained, and continue to incur interest on interest-only mortgage indebtedness.  Of our approximately $1.5 billion of outstanding debt at December 31, 2013, approximately $325.6 million currently requires interest only payments.  During the interest-only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan, and the principal balance of the mortgage loan is not being reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period, we will be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required monthly or balloon principal payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will otherwise reduce the funds available for other purposes, including funding capital expenditures or any future distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2013, approximately $16.8 million of our outstanding debt bore interest at variable rates, and we have available borrowings of up to approximately $257.6 million under our $260.0 million credit facility that bears interest at a variable rate. Thus, we are potentially exposed to increases in costs in a rising interest rate environment.  Increased payments will reduce the funds available for other purposes including funding capital expenditures or distributions to our stockholders.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against interest rate fluctuations, we may use derivative financial instruments.  Derivative financial instruments may be costly.

From time to time we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options, or repurchase agreements.  Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.  There is no assurance that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk, and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, particularly in light of current market conditions.  Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations.  We may be unable to manage these risks effectively.

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

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to obtain debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased cost may result in future refinancing or acquisitions generating lower overall economic returns. Disruptions in the debt markets negatively impact our ability to borrow monies to finance either the purchase of, or other activities related to, real estate assets. We may not be able to borrow monies on terms and conditions that we find acceptable. In addition, we may find it costly to refinance indebtedness which is maturing.
Further, economic conditions could negatively impact commercial real estate fundamentals and may cause declines in our occupancy and rental rates as well as in the overall value of our real estate assets.
Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We elected to be taxed as a REIT commencing with our 2004 tax year.  In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and maintain other facts and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service (“IRS”), such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify, as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying as a REIT.

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions, and satisfaction of specific stockholder rules, the various tests imposed by the Code.  We cannot assure you that we will satisfy the REIT requirements in the future because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control.  In the future, we may determine that it is in our best interests to hold one or more of our properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fail to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel, or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the IRS might successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the net income proceeds from such sale will be distributable by us to our stockholders or available for investment by us. Moreover, we may then owe additional state income taxes.

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

Certain income received by us may not qualify as income from rental of real property for REIT qualification purposes and could be characterized by the IRS as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year (or 5% of any of our REIT subsidiaries), we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.  In addition, if income from services we perform for our tenants are determined to be impermissible by the IRS and if that amount exceeds 1% of the property’s gross revenues, then all gross revenues from that property will be deemed non-qualifying income for purposes of the 5% amount mentioned above.  For example, a property with $9.0 million of gross revenue that has $90,000 or more of impermissible tenant services would render all $9.0 million of gross revenue as non-qualifying income and thus could then cause us to lose our REIT status.  We use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.

Certain equity participation in mortgage, bridge, and mezzanine loans may result in taxable income and gains from these properties which could adversely impact our REIT status.

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

We intend to maintain the status of Tier OP as a partnership for federal income tax purposes.  However, if the IRS were to challenge successfully the status of Tier OP as an entity taxable as a partnership, Tier OP would be taxable as a corporation, reducing the amount of distributions that Tier OP could make to TIER REIT, Inc.  This might also result in our losing REIT status, which, in addition to the consequences stated above, would subject us to a corporate level tax on our own income. In addition, if any of the partnerships or limited liability companies through which Tier OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the entity would be subject to tax as a corporation, thereby reducing distributions to Tier OP.  Recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT which would reduce our cash available to pay distributions.

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

The maximum tax rate on qualified dividends paid by corporations to individuals is 20.0%.  REIT distributions generally are not eligible for this rate.  Therefore, our stockholders will pay federal income tax on our dividends (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%.  In addition, this income also might be subject to the 3.8% Medicare contribution tax on certain net investment income. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B.                 Unresolved Staff Comments.

None.
Item 2.                    Properties.

General

As of December 31, 2013, we owned interests in 38 operating properties and one development property located in 15 states and the District of Columbia.  As of December 31, 2013, the operating properties are approximately 87% leased to tenants.  In the aggregate, the operating properties represent approximately 15.5 million rentable square feet.  The average effective rent per square foot for the portfolio is approximately $26.03 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2013 budgeted operating expense reimbursements, each as of December 31, 2013, related to leases in place as of December 31, 2013, as reduced for free rent and excluding any scheduled future rent increases, divided by the total square footage under commenced leases as of December 31, 2013.

As of December 31, 2013, all of our properties were consolidated with and into the accounts of our operating partnership, except the Wanamaker Building and Paces West properties which are accounted for using the equity method.  Approximately 81% of our consolidated operating properties and our development property are encumbered by property debt.

The following information applies to all of our operating properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

The following table presents certain additional information about our operating properties as of December 31, 2013:

		Date Acquired	Approximate Rentable Square Footage	Approximate % Leased	Our Ownership Interest	Ownership Type
Property Name	Location
222 South Riverside Plaza	Chicago, IL	06/2006	1,184,000	90%	100.00%	fee title
FOUR40	Chicago, IL	11/2007	1,041,000	75%	100.00%	fee title
Wanamaker Building	Philadelphia, PA	12/2007	1,390,000	98%	60.00%	joint venture
United Plaza	Philadelphia, PA	12/2007	617,000	94%	100.00%	fee title
Three Parkway	Philadelphia, PA	10/2006	561,000	93%	100.00%	fee title
1650 Arch Street	Philadelphia, PA	12/2007-03/2011	553,000	86%	100.00%	fee title
The Terrace Office Park	Austin, TX	06/2006	619,000	84%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025,000	83%	100.00%	fee title
Centreport Office Center	Ft. Worth, TX	06/2007	133,000	100%	100.00%	fee title
Loop Central	Houston, TX	12/2007	575,000	81%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/2006	519,000	99%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502,000	97%	100.00%	fee title
Three Eldridge Place	Houston, TX	11/2009	305,000	100%	100.00%	fee title
Buena Vista Plaza	Burbank, CA	07/2005	115,000	100%	100.00%	fee title
1325 G Street	Washington, D.C.	11/2005	307,000	60%	100.00%	fee title
Colorado Building	Washington, D.C.	08/2004-12/2008	128,000	80%	100.00%	fee title
5104 Eisenhower Boulevard	Tampa, FL	12/2007	130,000	57%	100.00%	fee title
Paces West	Atlanta, GA	04/2006	646,000	85%	10.00%	joint venture
Forum Office Park	Louisville, KY	12/2007	328,000	92%	100.00%	fee title
Hurstbourne Place	Louisville, KY	12/2007	235,000	77%	100.00%	fee title
One Oxmoor Place	Louisville, KY	12/2007	135,000	90%	100.00%	fee title
Hurstbourne Park	Louisville, KY	12/2007	104,000	88%	100.00%	fee title
Hurstbourne Plaza (1)	Louisville, KY	12/2007	94,000	44%	100.00%	fee title
Steeplechase Place	Louisville, KY	12/2007	77,000	91%	100.00%	fee title
Lakeview	Louisville, KY	12/2007	76,000	87%	100.00%	fee title
Hunnington	Louisville, KY	12/2007	62,000	89%	100.00%	fee title
One & Two Chestnut Place	Worcester, MA	12/2007	218,000	94%	100.00%	fee title
250 W. Pratt	Baltimore, MD	12/2004-12/2006	368,000	76%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/2007	280,000	98%	100.00%	leasehold
801 Thompson	Rockville, MD	12/2007	51,000	100%	100.00%	fee title
Lawson Commons	St. Paul, MN	06/2005	436,000	94%	100.00%	fee title
Bank of America Plaza	Charlotte, NC	10/2006	891,000	87%	100.00%	fee title
City Hall Plaza	Manchester, NH	12/2007	210,000	73%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333,000	99%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53,000	74%	100.00%	fee title
Fifth Third Center-Cleveland	Cleveland, OH	11/2006	508,000	75%	100.00%	fee title
Fifth Third Center-Columbus	Columbus, OH	12/2007	331,000	76%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/2007	361,000	82%	100.00%	fee title
			15,501,000
____________
(1)    Hurstbourne Plaza is a retail shopping center.  All of our other properties are office buildings.

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating properties (including our unconsolidated properties) as of December 31, 2013 (square footage and dollar amounts are in thousands and reflect our ownership percentage):

	Number of Leases Expiring (1)	Rentable Square Feet	Current Annualized Base Rent (2)	Percentage of Total Square Feet	Percentage of Annualized Base Rent
Year of Lease Expiration

2014	157	1,280	$25,176	9%	9%
2015	95	1,102	$23,471	8%	8%
2016	98	901	$22,756	6%	8%
2017	77	1,540	$37,812	11%	13%
2018	69	1,308	$32,387	9%	11%
2019	54	1,685	$38,731	12%	13%
2020	37	1,027	$25,897	7%	9%
2021	39	633	$14,192	4%	5%
2022	24	815	$21,274	6%	7%
2023	23	789	$20,935	5%	7%
____________________
(1)    Leases with an expiration on the last day of the year are considered leased at the last day of the year (i.e., expiring on the first day of the following year).
(2)    Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Item 3.                    Legal Proceedings.

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition, or cash flows.
On each of September 17 and November 28, 2012, lawsuits seeking class action status were filed in the United States District Court for the Northern District of Texas (Dallas Division).  On January 4, 2013, these two lawsuits were consolidated by the court. The plaintiffs purport to file the suit individually and on behalf of all others similarly situated, referred to herein as “Plaintiffs.”
Plaintiffs named us, Behringer Harvard Holdings, LLC, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, G. Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”); and Scott W. Fordham, the Company’s President and Chief Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
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

Estimated Per Share Value

On November 1, 2013, pursuant to our Third Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of the Company’s common stock equal to $4.20 per share.

Process and Methodology
In accordance with our Estimated Valuation Policy, we will endeavor to announce an estimated per share valuation each calendar year that is determined by estimating our net asset value per share determined in a manner consistent with the definition of fair value under GAAP, primarily set forth in the Financial Accounting Standards Board Accounting Standards Codification 820, as the same may be amended from time to time. Oversight of the process to determine the estimated per share valuation is vested in the audit committee of the board of directors; however, the board must approve the final estimated value per share. The audit committee is responsible for: (1) approving the engagement of a third-party valuation firm to assist in valuing our assets, liabilities and unconsolidated investments; (2) reviewing and approving the process and methodology used to determine the estimated value per share, the consistency of the valuation methodology with real estate industry standards and practices, and the reasonableness of the assumptions utilized; (3) reviewing the reasonableness of the estimated value per share resulting from the process; and (4) recommending the final proposed estimated value per share to the board.
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
In arriving at the estimated value per share, the audit committee and the board reviewed the valuation analysis and methodologies used by Altus for the real estate assets, notes payable and other net assets, which they believe are consistent with industry standards and practices for the types of assets held and liabilities owed by the Company. They conferred with both Altus and the Company’s management team regarding the methodologies and assumptions used. Both the audit committee and the board of directors considered all information provided in light of their familiarity with our assets, determined an estimated value of $4.20 per share based on the analysis performed by Altus, and unanimously approved it.
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
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate. Altus estimated the value of our investments in real estate by using a discounted cash flow analysis based on the anticipated hold period for each asset, supported by a sales comparison approach analysis, to estimate values of substantially all of the properties in our portfolio. Altus calculated the value of our investments in real estate beginning with management-prepared, quarterly cash flow estimates or executed sales contracts with third parties, if available. Altus then employed a range of terminal capitalization rates, discount rates, growth rates and other variables that fell within ranges that Altus believed would be used by similar investors to value the properties we own. Altus used assumptions in developing cash flow estimates that were specific to each property (including holding periods) and that were determined based on a number of factors, including the market in which the property is located, the specific location of the property within the market, the quality of the property compared to its competitive set, the available space at the property and the market, tenant demand for space and investor demand and return requirements. These cash flow estimates and other assumptions were developed for each property by Altus, and Altus confirmed that the data, techniques, assumptions and resulting estimates were supported by information gathered from peer properties housed in their extensive proprietary database. To further support the assumptions and the results of the discounted cash flow analysis, Altus researched and analyzed comparable sales transactions in each of the individual markets.
While we believe a discounted cash flow analysis is standard in the real estate industry and an acceptable valuation methodology to determine fair value in accordance with GAAP, the estimated values for our investments in real estate may or may not represent market values or values that may be achieved if we were to market the properties for sale. Real estate is carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.
Notes Payable. Altus estimated the value of our notes payable using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and on estimates of market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral. The audit committee and the board reviewed the assumptions employed and determined they were appropriate and reasonable in estimating the value of our notes payable.
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
Allocation of Estimated Value
Our estimated value per share was allocated amongst our asset types as follows for 2013 as compared to 2012:

	2013	2012
Real estate assets, including investments in real estate entities (1)	$10.45	$11.24
Notes payable, including notes payable of real estate investment activities	(6.32)	(7.25)
Cash and cash equivalents	0.08	0.02
Other net liabilities	(0.01)	—
Estimated net asset value per share (2)	$4.20	$4.01
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
______________
(a) Rates reflect estimated average annual growth rates for market rents over the holding period. The range of average annual growth rates shown is the constant annual rate at which the market rent is projected to grow to reach the market rent in the final year of the hold period for each of the properties. While the audit committee and the board believe that these assumptions are reasonable for 2013, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted average discount rate of 25 basis points would yield a decrease in the value of our real estate assets of 1.7%, while a decrease in the weighted average discount rate of 25 basis points would yield an increase in the value of our real estate assets of 1.7%. Likewise, an increase in the weighted average exit capitalization rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.0% while a decrease in the weighted average exit capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 2.1%.
(2) Based on 300,085,179 and 299,624,447 shares of common stock and limited partnership units outstanding at November 1, 2013, and December 17, 2012, respectively.
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

•
the methodologies used to estimate our value per share would (1) be acceptable to FINRA or (2) satisfy the annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

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

Holders

As of February 28, 2014, we had 300,065,251 shares of common stock outstanding, including 767,559 shares of restricted stock for which restrictions have not yet lapsed, held by a total of approximately 68,000 stockholders.

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

From May 2010 to November 2012, the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% assuming the share was purchased for $10.00 and

2.4% based on the November 2013 estimated valuation of $4.20 per share.  As previously noted, distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition, and other factors that our board deems relevant. In December 2012, our board of directors approved the suspension of monthly distribution payments to stockholders. There is no assurance that we will pay distributions in the future or at any particular rate.

No distributions for common stock were declared in the year ended December 31, 2013. Distributions of approximately $5.3 million were made in 2013 to third-party members related to the sale of certain non-wholly owned real estate properties. The following table shows our distributions declared on our stock and noncontrolling interests for each of the quarters during the year ended December 31, 2012 (in thousands):

		Common Stockholders		Preferred Stockholders	Noncontrolling Interests
	Total	Cash	DRP
2012
1st Quarter	$7,450	$4,171	$3,268	$—	$11
2nd Quarter	7,830	4,177	3,275	—	378
3rd Quarter	7,476	4,204	3,261	—	11
4th Quarter	4,991	2,820	2,161	—	10
Total	$27,747	$15,372	$11,965	$—	$410

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	75,000	$6.69	11,462,268	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	75,000	$6.69	11,462,268	*
* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.

Share Redemption Program

Our board of directors had previously authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability, or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and in December 2012, the board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company. Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part), or terminate the program.

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

As of December 31	2013	2012	2011	2010	2009
Total assets	$2,436,225	$3,125,294	$3,553,768	$4,149,305	$4,680,640

Notes payable	$1,490,367	$2,107,380	$2,367,401	$2,720,858	$2,973,617
Other liabilities	142,599	227,829	224,376	261,949	279,714
Series A convertible preferred stock	2,700	2,700	—	—	—
Stockholders’ equity	799,732	781,757	955,692	1,160,251	1,418,139
Noncontrolling interests (1)	827	5,628	6,299	6,247	9,170
Total liabilities and equity	$2,436,225	$3,125,294	$3,553,768	$4,149,305	$4,680,640

Year Ended December 31	2013	2012	2011	2010	2009
Rental revenue	$344,554	$352,529	$368,007	$376,904	$393,873

Loss from continuing operations before gain on sale or transfer of assets	(70,590)	(191,414)	(130,651)	(113,826)	(252,709)
Income (loss) from discontinued operations	70,471	30,970	(52,609)	(117,402)	(186,378)
Gain on sale or transfer of assets	16,102	8,083	1,385	—	—
Net income (loss)	15,983	(152,361)	(181,875)	(231,228)	(439,087)

Noncontrolling interests in continuing operations	80	268	312	432	5,283
Noncontrolling interests in discontinued operations	(511)	(8)	113	297	3,172
Net income (loss) attributable to common stockholders	$15,552	$(152,101)	$(181,450)	$(230,499)	$(430,632)

Cash provided by operating activities	$45,151	$48,534	$2,363	$49,308	$63,010
Cash provided by investing activities	$454,446	$84,981	$129,040	$33,498	$22,131
Cash used in financing activities	$(451,557)	$(135,842)	$(258,469)	$(123,250)	$(243,016)

Basic and diluted income (loss) per common share
Continuing operations	$(0.18)	$(0.61)	$(0.43)	$(0.38)	$(0.85)
Discontinued operations	0.23	0.10	(0.18)	(0.40)	(0.62)
Basic and diluted income (loss) per common share	$0.05	$(0.51)	$(0.61)	$(0.78)	$(1.47)

Distributions declared to common stockholders per share	$—	$0.09	$0.10	$0.17	$0.40

Number of properties (2)	38	50	57	65	73
Total rentable square feet	15,501	20,189	22,018	23,767	25,665
_________________
(1)   Noncontrolling interests reflects the noncontrolling interests related to certain of our real estate properties and includes 432,586 units of limited partnership interest in Tier OP.
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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition as if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.  We made no property acquisitions in 2013 or 2012.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2013, 2012 and 2011 we recorded non-cash impairment charges of approximately $4.9 million, $98.1 million and $92.8 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, we recorded non-cash impairment charges of approximately $0.3 million related to the impairment of our investments in unconsolidated entities.

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

Overview

At December 31, 2013, we owned interests in 38 operating properties with approximately 15.5 million rentable square feet.  At December 31, 2012, we owned interests in 50 operating properties with approximately 20.2 million rentable square feet.  During the year ended December 31, 2013, we disposed of twelve properties, including one unconsolidated property.  During the year ended December 31, 2012, we disposed of seven properties, which included two tenant-in-common (“TIC”) investment properties.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. In the past few years, our earnings have been negatively impacted by the economic downturn that began in late 2008. Although the United States economy showed signs of recovery in 2013, the recovery has been slow and uncertain. This uncertainty about continued economic recovery has impacted and may continue to impact our tenants’ businesses, including their decisions about long-term lease commitments.
At the beginning of 2013, we established the following six key objectives for the year, which we believe will help us meet our long-term goals to maximize stockholder value, lay the groundwork for future increases in distributable cash flow and position the Company to provide liquidity opportunities to our stockholders: (1) strengthen our balance sheet; (2) manage our capital resources; (3) recapitalize and/or dispose of our remaining troubled assets; (4) sharpen our geographic focus; (5) decrease ownership in select markets; and (6) lease the portfolio and increase occupancy.
Strengthen Our Balance Sheet
During 2013, we strengthened our balance sheet by reducing our leverage based on our most recent real estate value, including our share of debt and real estate of our unconsolidated subsidiaries, from 64.4% at the beginning of the year to 55.9% by year end. Outstanding debt at year end, including approximately $61.9 million representing our share of the debt of our unconsolidated subsidiaries, totaled approximately $1.55 billion and was approximately $615.8 million less than at the beginning of the year. We also took advantage of low interest rates where we had the opportunity to do so, refinancing the Wanamaker Building in Philadelphia, Pennsylvania, reducing the interest rate from 5.38% to 3.83%. Using proceeds from the sales of five properties, which resulted in combined cash proceeds, net of loans assumed by the buyers, of approximately $495.9 million, we repaid the $160.0 million of outstanding borrowings on our FOUR40 property in Chicago, Illinois, and paid off the $200.0 million term loan that was outstanding under our credit facility, prior to its amendment. The remaining proceeds were used primarily for (1) our Two BriarLake Plaza development in Houston, Texas, (2) leasing costs, such as tenant improvements and leasing commissions, (3) operating expenses at our properties, (4) payments on other outstanding debt, and (5) increased cash and cash equivalents available to us on our balance sheet.
Including our share of the debt maturing at our unconsolidated subsidiaries, we have approximately $26.5 million of debt maturing in 2014, and approximately $413.9 million and $826.4 million of our share of debt maturing in 2015 and 2016, respectively. With the threat of rising interest rates, one of our objectives for 2014 is to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber non-strategic properties in anticipation of future sale, (2) pre-paying debt obligations in limited instances in order to secure new long-term financing or to simplify property dispositions, and (3) selling certain non-strategic properties and transferring the related debt obligations to the purchaser.
Manage Our Capital Resources
At December 31, 2013, we had cash and cash equivalents of approximately $57.8 million and restricted cash of approximately $49.7 million.  Restricted cash includes restricted money market accounts, as required by our lenders or by leases for anticipated tenant improvements, property taxes, insurance, and certain tenant security deposits for our consolidated properties, as well as cash committed as part of a sale agreement for renovations at a recently disposed property.
We substantially increased our available capital during 2013 which, along with our cash and cash equivalents and restricted cash, should provide us the resources necessary to lease our properties and manage maturing debt in the near future. In part, we accomplished this increase in available capital by entering into an amended credit facility that provides for approximately $260.0 million in available credit. As of December 31, 2013, we had approximately $257.6 million of available borrowings under our credit facility, with none outstanding. Over the last few years, in order to conserve cash, we have reduced and then suspended paying distributions and limited and then suspended share redemptions.

Although our primary purposes for managing our capital resources are to have the necessary capital resources available for leasing space in our portfolio and refinancing our maturing debt, we believe we will have opportunities to create additional value through external growth by redeploying limited capital into strategic opportunities during the year. Our Two BriarLake Plaza development property, a 334,000 square foot Class A commercial office building in the Westchase district of Houston, Texas, which has a targeted completion date of second quarter 2014, is an example of how redeploying capital into a strategic opportunity can create value. During 2014, we may acquire on a limited basis well located, quality real estate assets within our strategic markets allowing us to create value by (1) enhancing the overall quality of our portfolio, (2) reducing the average age of our real estate assets, (3) leveraging the existing property management team thereby increasing the operating efficiencies at our properties, and (4) increasing our operating cash flow.
Recapitalize and/or Dispose of Our Remaining Troubled Assets
At the beginning of 2013, we owned nine troubled assets totaling approximately 2.1 million square feet. During 2013, we completed our efforts to recapitalize our Paces West property in Atlanta, Georgia, retaining a 10% non-controlling interest, and we disposed of our remaining eight troubled properties located in Atlanta, Georgia; Knoxville, Tennessee; Princeton, New Jersey; Staten Island, New York; Wichita, Kansas; and Woodcliff Lakes, New Jersey, eliminating the negative financial impact these properties had on the Company.
Sharpen Our Geographic Focus
We sharpened our geographic focus during 2013 by exiting seven non-strategic markets during the year. In addition to exiting troubled assets, we completed the sale of 5&15 Wayside located in Burlington, Massachusetts, and Energy Centre located in New Orleans, Louisiana. These efforts resulted in us reducing our presence from 26 to 19 markets.
When we believe market conditions are advantageous to us, we intend to continue to sharpen our geographic focus by reducing our exposure in one or more of our remaining non-strategic markets. Specifically, with respect to our properties located in Burbank, California; Cherry Hill, New Jersey; Cleveland and Columbus, Ohio; Manchester, New Hampshire; St. Paul, Minnesota; and Worcester, Massachusetts, we intend to evaluate opportunities to unencumber these assets in advance of their scheduled debt maturities and to further solidify their occupancies in order to position these properties for disposition.
Decrease Ownership in Select Markets
During 2013, our 10 & 120 South Riverside property and 200 South Wacker, a property in which we held a noncontrolling interest, were sold, taking advantage of the investment appetite for properties in the West Loop submarket of downtown Chicago, Illinois. These sales allowed us to reduce our leverage and increase available capital resources and provided us with the opportunity to balance our portfolio by reducing the net operating income contributed by our Chicago properties from 24% to 16%.
Lease the Portfolio and Increase Occupancy
In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 38 properties are comprised of approximately 15.5 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 14.4 million rentable square feet.
Leasing was a key area of focus for us during 2013 and it will continue to be in 2014 as we strive to increase occupancy. During 2013, we leased 2.6 million square feet, including 1.5 million square feet of renewal leasing and approximately 1.1 million square feet of new and expansion leasing.
During the year ended December 31, 2013, expiring leases comprised approximately 2.6 million square feet.  We executed renewals, expansions, and new leases totaling approximately 2.6 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.30 per square foot per year, or 2%. Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. During the year ended December 31, 2012, expiring leases comprised approximately 2.7 million square feet, and we executed renewals, expansions, and new leases totaling approximately 2.8 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.73 per square foot per year, or 5%.
The weighted average leasing costs for renewals, expansions, and new leases executed in the year ended December 31, 2013, was approximately $22.00 per square foot as compared to approximately $29.45 per square foot for the year ended December 31, 2012. The weighted average lease term for renewals, expansions, and new leases executed in the year ended December 31, 2013, was approximately 5.4 years as compared to approximately 6.5 years for the year ended December 31, 2012.

During the year ended December 31, 2013, renewals were approximately 1.5 million square feet with weighted average net rental rates that exceed expiring rents by approximately $0.56 per square foot per year, or 4%, weighted average leasing costs of approximately $12.23 per square foot, and a weighted average lease term of approximately 4.3 years. During the year ended December 31, 2013, our lease renewals represented 51% of expiring leases and 57% of expiring square feet.
Expansions were approximately 389,000 square feet with weighted average net rental rates that exceed previous rents by approximately $1.25 per square foot per year, or 9%, weighted average leasing costs of approximately $27.27 per square foot and a weighted average lease term of approximately 6.1 years.
New leases totaled approximately 754,000 square feet with weighted average net rental rates that were lower than previous rents by approximately $0.83 per square foot per year, or 5%, weighted average leasing costs of approximately $38.78 per square foot and a weighted average lease term of approximately 7.4 years.
Our portfolio occupancy was 87% at December 31, 2013, as compared to 86% at December 31, 2012. We have approximately 1.3 million square feet of scheduled lease expirations in 2014. We will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.
If the economic recovery continues and we are successful with our efforts under our 2014 strategic plan, we believe we can achieve an increase in our estimated value per share and provide distributable cash flow, both of which are important objectives to us and our stockholders. Further, our management and board continue to review various alternatives that may create future liquidity for our stockholders. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of our board of directors, including a majority of our independent directors, extends such date.
Results of Operations

During 2013, 2012, and 2011, we disposed of eleven, five, and nine consolidated properties, respectively. The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, and are excluded from the discussions below. In the discussion below the term “same store” is defined as our consolidated operating properties owned and operated for the entirety of the current and comparable periods.

Year ended December 31, 2013, as compared to the year ended December 31, 2012

For the year ended December 31, 2013, as compared to the year ended December 31, 2012, we owned 36 same store properties with approximately 13.5 million square feet.

Rental Revenue.  We generated rental revenue from our consolidated real estate properties for the year ended December 31, 2013, of approximately $344.6 million as compared to approximately $352.5 million for the year ended December 31, 2012, a $7.9 million decrease. Our non-same store properties had a decrease of approximately $10.9 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase in revenue of approximately $3.0 million, primarily as a result of an increase of approximately $10.1 million due to rental rate increases, a reduction in free rent concessions of approximately $4.0 million, and increases in other revenue of approximately $0.6 million. These increases were partially offset by a decrease in portfolio occupancy resulting in a reduction of approximately $5.7 million, a decrease in straight-line rent adjustments of approximately $4.6 million, and a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.4 million.

Property Operating Expenses. Property operating expenses from our consolidated properties for the year ended December 31, 2013, were approximately $107.5 million as compared to approximately $106.3 million for the year ended December 31, 2012, a $1.2 million increase. Our non-same store properties had a decrease of approximately $3.4 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase of approximately $4.6 million, primarily as a result of demolition costs to remove unusable tenant improvements from vacant space in preparation for future leasing of approximately $1.8 million, and increases in other expenses, including repairs and maintenance, information technology, and other administrative expenses.

Interest Expense.  Interest expense for the year ended December 31, 2013, was approximately $107.1 million as compared to approximately $118.5 million for the year ended December 31, 2012, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our credit facility, our notes payable associated with our consolidated real estate properties, and, in 2012, TIC investment properties, and interest rate cap and swap agreements. The $11.4 million decrease was primarily attributable to the deconsolidation of Paces West of approximately $4.6 million as a result of a partial sale in 2013, capitalization of interest in 2013 resulting in a decrease of approximately $1.1 million, decreased amortization of deferred financing fees of $0.7 million, and a decrease of approximately $5.9 million primarily due to lower overall borrowings. These decreases were partially offset by an increase due to an interest rate swap fee paid in 2013 of approximately $0.9 million.

Real Estate Taxes.  Real estate taxes for our consolidated real estate properties for the year ended December 31, 2013, were approximately $51.6 million as compared to approximately $50.4 million for the year ended December 31, 2012, a $1.2 million increase. Our non-same store properties had a decrease of approximately $1.0 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase of approximately $2.2 million primarily due to higher property tax rates and value assessments at certain properties.

Property Management Fees. Property management fees for the year ended December 31, 2013, were approximately $10.4 million as compared to approximately $10.5 million for the year ended December 31, 2012, a $0.1 million decrease. Our non-same store properties had a decrease of approximately $0.3 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase of approximately $0.2 million primarily as a result of increased revenue.

Asset Management Fees. We had no asset management fees for the year ended December 31, 2013, as compared to approximately $8.0 million for the year ended December 31, 2012.  As a result of becoming self-managed, we no longer pay asset management fees to BHT Advisors, effective as of August 31, 2012.

Asset Impairment Losses.  We had no asset impairment losses for the year ended December 31, 2013, as compared to approximately $84.5 million for the year ended December 31, 2012.  The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.

General and Administrative.  General and administrative expenses for the year ended December 31, 2013, were approximately $17.3 million as compared to approximately $15.5 million for the year ended December 31, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of BHT Advisors.  In 2013, we incurred new expenses that had previously been paid by BHT Advisors, such as payroll and benefit costs. The approximately $1.8 million increase is primarily due to approximately $2.6 million of added payroll and benefit costs and approximately $1.1 million for increased expense related to services provided to us by BHT Advisors, partially offset by a decrease of approximately $1.7 million in legal expenses primarily related to costs incurred in 2012 to evaluate and negotiate the self-management transaction.

Depreciation and Amortization. Depreciation and amortization expense from each of our consolidated real estate properties for the year ended December 31, 2013, was approximately $144.9 million as compared to approximately $153.1 million for the year ended December 31, 2012.  The $8.2 million decrease is primarily related to approximately $5.0 million attributable to the deconsolidation of Paces West as a result of a partial sale in 2013 and to overall lower depreciation and amortization expense of approximately $4.3 million primarily due to lower depreciable asset values due to prior period asset impairments and lower lease intangible amortization. These decreases were partially offset by an increase of approximately $1.1 million due to the write-off of our intangible asset related to the use of the Behringer Harvard name and logo.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2013, was approximately $1.6 million and was comprised primarily of the write-off of deferred financing fees related to the early payoff of debt under our credit facility. We had no loss on early extinguishment of debt for the year ended December 31, 2012.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2013, was approximately $24.5 million as compared to approximately $1.7 million for the year ended December 31, 2012, and was comprised of our share of the earnings and losses of unconsolidated investments.  The $22.8 million increase is primarily related to the approximately $25.1 million gain on the 2013 sale of the 200 South Wacker unconsolidated property, partially offset by increased losses at certain of our unconsolidated entities.

Gain on Sale or Transfer of Assets.  Gain on sale or transfer of assets was approximately $16.1 million for the year ended December 31, 2013, and was related to our 2013 partial sale of Paces West.  Gain on sale or transfer of assets was approximately $8.1 million for the year ended December 31, 2012, and was related to the transfer of our TIC interest in St. Louis Place to the associated lender.

Year ended December 31, 2012, as compared to the year ended December 31, 2011

For the year ended December 31, 2012, as compared to the year ended December 31, 2011, we owned 37 same store properties with approximately 14.1 million square feet.

Rental Revenue.  We generated rental revenue from our consolidated real estate properties for the year ended December 31, 2012, of approximately $352.5 million as compared to approximately $368.0 million for the year ended December 31, 2011, a $15.5 million decrease. Our non-same store properties had a decrease of approximately $6.8 million primarily due to the deconsolidation of 200 South Wacker as a result of a partial sale in 2011. Our same store properties had a decrease in revenue of approximately $8.7 million primarily as a result of a decrease in straight-line rent adjustments of approximately $3.4 million, a decrease in lease termination fee income of approximately $5.9 million, a decrease in our portfolio occupancy resulting in a reduction of approximately $5.6 million, a decrease in the contribution to revenue of the amortization of above- and below-market rents, net, of approximately $6.1 million, and decreases in other revenue of approximately $0.1 million. These decreases were partially offset by an increase of approximately $11.9 million due to rental rate increases and a reduction in free rent concessions of approximately $0.5 million.

Property Operating Expenses. Property operating expenses from our consolidated real estate properties for the year ended December 31, 2012, were approximately $106.3 million as compared to approximately $110.0 million for the year ended December 31, 2011, a $3.7 million decrease. Our non-same store properties had a decrease of approximately $2.6 million primarily due to the deconsolidation of 200 South Wacker as a result of a partial sale in 2011. Our same store properties had a decrease of approximately $1.1 million primarily as a result of a decrease of approximately $2.0 million in utility costs and a decrease of approximately $1.0 million in repairs and maintenance, partially offset by increases of approximately $0.8 million in bad debt expense, approximately $0.6 million in engineering costs, and other expenses of approximately $0.5 million.

Interest Expense.  Interest expense for the year ended December 31, 2012, was approximately $118.5 million as compared to approximately $112.2 million for the year ended December 31, 2011, and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, TIC investments, credit facility, and interest rate swap agreements.  The $6.3 million increase from prior year was primarily a result of an increase in interest expense of approximately $7.1 million primarily due to increased borrowings on our credit facility, and an increase in amortization of deferred financing fees of approximately $2.7 million due to fees incurred related to new borrowings entered into during the second half of 2011, partially offset by a decrease of approximately $3.5 million due to the deconsolidation of 200 South Wacker.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the year ended December 31, 2012, were approximately $50.4 million as compared to approximately $48.1 million for the year ended December 31, 2011, a $2.3 million increase. Our non-same store properties had a decrease of approximately $0.4 million primarily due to the deconsolidation of 200 South Wacker as a result of a partial sale in 2011. Our same store properties had an increase of approximately $2.7 million primarily as a result of approximately $1.5 million in lower property tax refunds received in 2012 as compared to 2011 and an approximately $1.2 million increase in expense primarily due to higher property tax rates and value assessments at certain properties.

Property Management Fees. Property management fees for both our consolidated real estate properties and TIC investments for the year ended December 31, 2012, were approximately $10.5 million as compared to approximately $10.9 million for the year ended December 31, 2011, a $0.4 million decrease. Our non-same store properties had a decrease of approximately $0.1 million primarily due to the deconsolidation of 200 South Wacker as a result of a partial sale in 2011. Our same store properties had a decrease of approximately $0.3 million primarily as a result of lower rooftop management fees.

Asset Management Fees. Asset management fees, net of amounts waived, for both our consolidated real estate properties and TIC investments for the year ended December 31, 2012, were approximately $8.0 million as compared to approximately $14.5 million for the year ended December 31, 2011.  BHT Advisors waived approximately $5.7 million in asset management fees in the year ended December 31, 2012 as compared to $6.2 million waived in the year ended December 31, 2011. The $6.5 million decrease in asset management fees was primarily attributable to becoming self-managed and no longer paying asset management fees to BHT Advisors, effective as of August 31, 2012.

Asset Impairment Losses.  Asset impairment losses for the year ended December 31, 2012, were approximately $84.5 million for three consolidated properties as compared to approximately $27.4 million for the year ended December 31, 2011, for two consolidated properties and an investment in an unconsolidated entity.  These impairment losses were primarily related to properties assessed for impairment primarily due to changes in management’s estimates of intended hold periods.

General and Administrative.  General and administrative expenses for the year ended December 31, 2012, were approximately $15.5 million as compared to approximately $10.8 million for the year ended December 31, 2011, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and prior to August 31, 2012, reimbursement of certain expenses of BHT Advisors incurred before we became self-managed. After August 31, 2012, we incurred new expenses that had previously been paid by BHT Advisors, such as payroll costs.  The $4.7 million increase is primarily due to approximately $2.5 million of payroll costs and approximately $2.3 million in costs associated with evaluating and negotiating the Self-Management Transaction that became effective August 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense from each of our consolidated properties for the year ended December 31, 2012, was approximately $153.1 million as compared to approximately $165.1 million for the year ended December 31, 2011. The $12.0 million decrease is primarily related to overall lower depreciation and amortization expense of approximately $9.2 million primarily due to higher lease intangible amortization in 2011 resulting from early lease terminations and lower depreciable asset values due to asset impairments. In addition, approximately $2.8 million of the decrease was due to the 2011 deconsolidation of 200 South Wacker.

Gain on Troubled Debt Restructuring.  Gain on troubled debt restructuring for the year ended December 31, 2012, was approximately $0.2 million as compared to approximately $1.0 million for the year ended December 31, 2011. The 2012 gain relates to the foreclosure on our former TIC investment in the St. Louis Place property. The 2011 gain is related to our acquisition of debt secured by our 1650 Arch Street property in February 2010. The total gain was approximately $10.1 million of which approximately $9.1 million was recognized in 2010 upon our acquisition of the approximately $42.8 million note from the lender at a discount, and approximately $1.0 million was deferred and recognized in March 2011 when we purchased the 10% ownership of the 1650 Arch Street property held by our partner, an unaffiliated third party.

 Equity in Earnings (Losses) of Investments.  Equity in earnings (losses) of investments for the year ended December 31, 2012, was earnings of approximately $1.7 million as compared to losses of approximately $2.3 million for year ended December 31, 2011, and was comprised of our share of the earnings or losses of unconsolidated investments.  The $4.0 million change is primarily related to a 2011 impairment loss of approximately $3.0 million recorded at St. Louis Place, our former TIC investment property, and an approximate $1.0 million increase in 2012 earnings primarily related to increased revenue at the Wanamaker Building.

Gain on Sale or Transfer of Assets.  Gain on sale or transfer of assets was approximately $8.1 million for the year ended December 31, 2012, and was primarily related to the sale of our TIC interest in Alamo Plaza.  Gain on sale or transfer of assets was approximately $1.4 million for the year ended December 31, 2011, and was primarily related to our sale of 200 South Wacker to a joint venture in which we hold an ownership interest.

Cash Flow Analysis

During 2013, 2012, and 2011, we disposed of eleven, five, and nine consolidated properties, respectively. The discussions below include cash flows from both our continuing and discontinued operations.

Year ended December 31, 2013 as compared to year ended December 31, 2012

Cash flows provided by operating activities were approximately $45.2 million for the year ended December 31, 2013, compared to approximately $48.5 million for the year ended December 31, 2012.  The $3.3 million decrease in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $14.4 million more net cash outflows from working capital assets and liabilities in 2013 compared to 2012; (2) the factors discussed in our analysis of results of operations for the year ended December 31, 2013, as compared to December 31, 2012, which resulted in approximately $3.1 million more cash received from the results of our consolidated real estate property operations, net of interest expense, asset management fees and general and administrative expenses; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $8.0 million.

Cash flows provided by investing activities for the year ended December 31, 2013, were approximately $454.4 million and were primarily comprised of proceeds from the sale of properties of approximately $495.9 million, return of investment of approximately $36.3 million primarily related to the sale of 200 South Wacker, and a change in restricted cash of approximately $29.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $105.2 million. During the year ended December 31, 2012, cash flows provided by investing activities were approximately $85.0 million and were primarily comprised of proceeds from the sale of properties of approximately $132.4 million and a change in restricted cash of approximately $21.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $69.4 million.

Cash flows used in financing activities for the year ended December 31, 2013, were approximately $451.6 million and were comprised primarily of payments on notes payable, net of proceeds, of approximately $443.9 million, and distributions to noncontrolling interests of approximately $5.3 million primarily related to the sale of Energy Centre.  During the year ended December 31, 2012, cash flows used in financing activities were approximately $135.8 million and were comprised primarily of payments on notes payable, net of proceeds, of approximately $113.0 million, distributions to our common stockholders of approximately $16.7 million, and redemptions of common stock of approximately $4.1 million.

Year ended December 31, 2012 as compared to year ended December 31, 2011

Cash flows provided by operating activities totaled approximately $48.5 million for the year ended December 31, 2012, compared to approximately $2.4 million for the year ended December 31, 2011.  The $46.1 million increase in cash flows provided by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $28.3 million more net cash inflows from working capital assets and liabilities in 2012 compared to 2011; (2) the factors discussed in our analysis of results of operations for the year ended December 31, 2012, compared to December 31, 2011, which resulted in approximately $5.2 million more cash received from the results of our consolidated real estate property operations, net of interest expense, asset management fees and general and administrative expenses; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $12.6 million.

Cash flows provided by investing activities for the year ended December 31, 2012, were approximately $85.0 million and were primarily comprised of proceeds from the sale of properties of approximately $132.4 million and a change in restricted cash of approximately $21.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $69.4 million.   During the year ended December 31, 2011, cash flows provided by investing activities were approximately $129.0 million and were primarily comprised of proceeds from the sale of properties of approximately $183.0 million and proceeds from notes receivable of approximately $10.4 million, partially offset by monies used to fund capital expenditures for existing real estate of approximately $58.6 million and purchases of real estate and investments in unconsolidated entities of approximately $5.1 million.

Cash flows used in financing activities for the year ended December 31, 2012, were approximately $135.8 million and and were comprised primarily of payments on notes payable, net of proceeds, of approximately $113.0 million, distributions to our common stockholders of approximately $16.7 million, and redemptions of common stock of approximately $4.1 million. During the year ended December 31, 2011, cash flows used in financing activities were approximately $258.5 million and were comprised primarily of payments on notes payable, net of proceeds, of approximately $223.4 million, distributions to our common stockholders of approximately $16.3 million, payment of financing costs of approximately $14.3 million, and redemptions of common stock of approximately $4.3 million.

Inflation

The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate taxes, and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate.

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

We believe that the use of FFO, together with the required GAAP presentations, is helpful to our stockholders and our management in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairments of depreciable real estate assets, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing, and operating expenses.

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

•
Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation, and contingent purchase price.  Similar to extraordinary items excluded from FFO, these adjustments are not related to our continuing operations.  By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing MFFO, we believe we are presenting useful information that assists stockholders in better aligning their analysis with management’s analysis of long-term core operating activities.  Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations, and other activity not representative of future activities.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the years ended December 31, 2013, 2012 and 2011, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$15,983	$(152,361)	$(181,875)
Net (income) loss attributable to noncontrolling interests	(431)	260	425
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	169,845	194,908	221,169
Real estate depreciation and amortization from unconsolidated properties	6,132	7,021	7,447
Real estate depreciation and amortization - noncontrolling interests	(504)	(759)	(795)
Impairment of depreciable real estate assets (2)	4,879	98,050	96,066
Gain on sale of depreciable real estate	(81,661)	(28,213)	(18,086)
Noncontrolling interest share of gain on sale or transfer of depreciable real estate	459	—	—
Noncontrolling interests (OP units) share of above adjustments	(143)	(393)	(446)
FFO attributable to common stockholders	$114,559	$118,513	$123,905

Acquisition expenses	95	—	238
Straight-line rent adjustment	(7,653)	(17,263)	(25,498)
Amortization of above- and below-market rents, net	(9,966)	(12,507)	(18,823)
Net (gain) loss on troubled debt restructuring and early extinguishment of debt	(33,394)	(35,622)	(38,911)
Noncontrolling interests (OP units) share of above adjustments	73	94	122
MFFO attributable to common stockholders	$63,714	$53,215	$41,033

Weighted average common shares outstanding - basic	299,192	298,372	296,351
Weighted average common shares outstanding - diluted (3)	299,584	298,372	296,365

Net income (loss) per common share - basic and diluted (3)	$0.05	$(0.51)	$(0.61)
FFO per common share - basic and diluted	$0.38	$0.40	$0.42
MFFO per common share - basic and diluted	$0.21	$0.18	$0.14
____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

(3)	There are no dilutive securities for purposes of calculating the net income (loss) per common share.

FFO attributable to common stockholders for the year ended December 31, 2013, was approximately $114.6 million as compared to approximately $118.5 million for the year ended December 31, 2012, a decrease of approximately $3.9 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $5.1 million and a decrease of approximately $1.9 million resulted from the deconsolidation of Paces West due to a partial sale in 2013.  These decreases were partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $3.1 million primarily related to the following factors:

•	lower asset management fees of approximately $8.0 million;

•	lower interest expense of approximately $6.8 million; and

•	an increase of approximately $3.0 million in revenue;
partially offset by:

•	an increase in property operating expenses, real estate taxes and property management fees of approximately $7.0 million;
•an increase in general and administrative expenses of approximately $1.8 million;

•	an increase in the amortization of an intangible asset related to no longer using the Behringer Harvard name of approximately $1.1 million;
•a decrease in the equity of earnings from our unconsolidated properties of approximately $3.2 million; and
•decreased net gain on troubled debt restructuring and extinguishment of debt of approximately $1.8 million.

MFFO attributable to common stockholders for the year ended December 31, 2013, was approximately $63.7 million as compared to approximately $53.2 million for the year ended December 31, 2012, an increase of approximately $10.5 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $0.2 million and a decrease of approximately $0.7 million resulted from the deconsolidation of Paces West due to a partial sale in 2013. These decreases were partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $11.4 million primarily related to the following factors:

•an increase in revenue of approximately $9.0 million;
•lower asset management fees of approximately $8.0 million; and
•lower interest expense of approximately $6.8 million;
partially offset by:

•	an increase in property operating expenses, real estate taxes and property management fees of approximately $7.0 million;

•	a decrease in the equity of earnings from our unconsolidated properties of approximately $2.4 million;
•an increase in general and administrative expenses of approximately $2.0 million; and

•	an increase in the amortization of an intangible asset related to no longer using the Behringer Harvard name of approximately $1.1 million.

FFO attributable to common stockholders for the year ended December 31, 2012, was approximately $118.5 million as compared to approximately $123.9 million for the year ended December 31, 2011, a decrease of approximately $5.4 million.  The disposition of properties that are now included in discontinued operations resulted in an increase of approximately $13.9 million. In addition, the decrease in FFO attributable to common stockholders contributed by our continuing operations (excluding the effects of 200 South Wacker which was deconsolidated in 2011 due to a partial sale) was approximately $19.3 million and was primarily related to the following factors:
•an increase in interest expense of approximately $9.8 million;
•a decrease in lease termination fees of approximately $5.9 million;

•	an increase in general and administrative expenses, primarily as a result of our becoming self-managed in 2012, of approximately $4.7 million;

•	a decrease in revenue (excluding lease termination fees) of approximately $2.8 million; and

•	an increase in real estate taxes of approximately $2.7 million;
partially offset by:

•	a decrease in asset management fees as a result of our becoming self-managed in 2012 of approximately $6.5 million.

MFFO attributable to common stockholders for the year ended December 31, 2012, was approximately $53.2 million as compared to approximately $41.0 million for the year ended December 31, 2011, an increase of approximately $12.2 million.  The disposition of properties that are now included in discontinued operations resulted in an increase of approximately $21.6 million and an increase of approximately $0.6 million resulted from the deconsolidation of 200 South Wacker due to a partial sale in 2011.  In addition, the decrease in MFFO attributable to common stockholders contributed by other continuing operations was approximately $10.0 million and was primarily related to the following factors:
•an increase in interest expense of $9.8 million;
•a decrease in lease termination fees of approximately $5.9 million;

•	an increase in general and administrative expenses, primarily as a result of our becoming self-managed in 2012, of approximately $4.7 million; and

•	an increase in real estate taxes of approximately $2.7 million;
partially offset by:
•an increase in revenue (excluding lease termination fees) of approximately $6.6 million; and

•	a decrease in asset management fees as a result of our becoming self-managed in 2012 of approximately $6.5 million.
For further details regarding the factors listed above, refer to “Results of Operations” beginning on page 38.
Same Store Cash Net Operating Income (“Same Store Cash NOI”)

Same Store Cash NOI is a non-GAAP financial measure equal to rental revenue, less lease termination fee income and non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties. The same store properties include our consolidated operating properties owned and operated for the entirety of the current and comparable periods.  We view Same Store Cash NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of consolidated properties owned and operating for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods under review.
Same Store Cash NOI presented by us may not be comparable to Same Store Cash NOI reported by other REITs that do not define Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements and notes thereto. Same Store Cash NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.
The table below presents our Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2013 and 2012 (in thousands). The same store properties for this comparison consist of 36 properties and 13.5 million square feet.

	Year Ended December 31,
	2013	2012
Same Store Revenue:
Rental revenue	$343,969	$340,934
Less:
Straight-line rent revenue adjustment	(5,174)	(9,737)
Amortization of above and below market rents, net	(6,227)	(7,662)
Lease termination fees	(879)	(1,223)
	331,689	322,312

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	105,461	102,650
Real estate taxes	51,529	49,366
Property management fees	10,378	10,125
Property Expenses	167,368	162,141

Same Store Cash NOI	$164,321	$160,171

Reconciliation of net income (loss) to Same Store Cash NOI
Net income (loss)	$15,983	$(152,361)
Adjustments to reconcile net income (loss) to Same Store Cash NOI:
Interest expense	107,122	118,545
Asset management fees	—	7,951
Asset impairment losses	—	84,536
Tenant improvement demolition costs	1,758	—
General and administrative	17,322	15,480
Depreciation and amortization	144,854	153,138
Interest and other income	(1,244)	(942)
(Loss) gain on troubled debt restructuring and early extinguishment of debt	1,605	(201)
Provision for income taxes	518	60
Equity in earnings of investments	(24,547)	(1,725)
Income from discontinued operations	(70,471)	(30,970)
Gain on sale or transfer of assets	(16,102)	(8,083)
Net operating income of non same store properties	(197)	(6,635)
Straight-line rent revenue adjustment	(5,174)	(9,737)
Amortization of above and below market rents, net	(6,227)	(7,662)
Lease termination fees	(879)	(1,223)
Same Store Cash NOI	$164,321	$160,171
Year over Year change	2.6%

Same Store Cash NOI increased approximately $4.2 million, or 2.6%, from the year ended December 31, 2012, to the year ended December 31, 2013. For further details, refer to “Results of Operations” beginning on page 38.

The table below presents our Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2012 and 2011 (in thousands). The same store properties for this comparison consist of 37 properties and 14.1 million square feet.

	Year Ended December 31,
	2012	2011
Same Store Revenue:
Rental revenue	$352,505	$361,229
Less:
Straight-line rent revenue adjustment	(11,194)	(14,586)
Amortization of above and below market rents, net	(7,363)	(13,421)
Lease termination fees	(1,223)	(7,128)
	332,725	326,094

Same Store Expenses:
Property related expenses	106,283	107,339
Real estate taxes	50,334	47,616
Property management fees	10,453	10,758
Property Expenses	167,070	165,713

Same Store Cash NOI	$165,655	$160,381

Reconciliation of net income (loss) to Same Store Cash NOI
Net income (loss)	$(152,361)	$(181,875)
Adjustments to reconcile net income (loss) to Same Store Cash NOI:
Interest expense	118,545	112,222
Asset management fees	7,951	14,521
Asset impairment losses	84,536	27,370
Tenant improvement demolition costs	—	—
General and administrative	15,480	10,828
Depreciation and amortization	153,138	165,137
Interest and other income	(942)	(1,078)
(Loss) gain on troubled debt restructuring and early extinguishment of debt	(201)	(1,008)
Provision for income taxes	60	(615)
Equity in earnings of investments	(1,725)	2,302
Income from discontinued operations	(30,970)	52,609
Gain on sale or transfer of assets	(8,083)	(1,385)
Net operating income of non same store properties	7	(3,512)
Straight-line rent revenue adjustment	(11,194)	(14,586)
Amortization of above and below market rents, net	(7,363)	(13,421)
Lease termination fees	(1,223)	(7,128)
Same Store Cash NOI	$165,655	$160,381
Year over Year change	3.3%

Same Store Cash NOI increased approximately $5.3 million, or 3.3%, from the year ended December 31, 2011, to the year ended December 31, 2012. For further details, refer to “Results of Operations” beginning on page 38.

Liquidity and Capital Resources

General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, capital improvements to our properties including commitments for future tenant improvements, and repaying or refinancing our outstanding indebtedness. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy the past few years, access to capital resources has been challenging, and management has been focused on managing our capital resources. As an example, becoming self-managed in August 2012 resulted in substantial cost savings. In particular, in the first twelve months following the Self-Management Transaction, savings were approximately $11.7 million, resulting primarily from the fact that we no longer pay asset management fees to BHT Advisors. There is no assurance, however, that additional savings will be realized. Additionally, in December 2012, our board of directors made a determination to suspend all distributions and redemptions until further notice. Based on the most recent distribution rate and previously budgeted redemptions for 2012, this has generated cash savings in excess of $20.0 million for the year ended December 31, 2013.
Current Liquidity

As of December 31, 2013, we had cash and cash equivalents of approximately $57.8 million and restricted cash of approximately $49.7 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $438.8 million for 2014, including our contractual obligations such as our principal and interest payments for debt maturing during that period. At projected operating levels, we anticipate that revenue from our properties over the same period will generate approximately $336.3 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties. We will also need to generate additional funds for long-term liquidity requirements.

Liquidity Strategies

Our expected actual and potential liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from our available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from asset dispositions, and proceeds from public or private issuances of debt or equity securities.

One of our liquidity strategies is to sell or otherwise dispose of certain properties. We believe that selling or otherwise disposing of certain properties located in non-strategic markets and certain other non-strategic properties can help us to either (1) generate cash when we believe the property being disposed has equity value above the mortgage debt or (2) preserve cash through the sale or other disposition of properties with negative cash flow or other potential near-term cash outlay requirements. In 2013, we disposed of twelve properties that were comprised of the following:

•	we sold five consolidated properties, including two troubled properties, resulting in combined net proceeds of approximately $495.9 million, net of any loan assumptions;

•	one of our unconsolidated properties was sold which resulted in an approximately $26.7 million return on investment to us; and

•	we disposed of six additional troubled properties that were encumbered by non-recourse debt pursuant to deeds-in-lieu of foreclosure.
There can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve these liquidity objectives.
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
 Notes Payable

Our notes payable was approximately $1.5 billion and $2.1 billion in principal amount at December 31, 2013 and 2012, respectively. As of December 31, 2013, all of our outstanding debt, with the exception of our construction loan for Two BriarLake Plaza, which has approximately $16.8 million outstanding, is fixed rate debt. At December 31, 2013, the stated annual interest rates on our outstanding notes payable ranged from 3.04% to 6.22%. We also had mezzanine financing on one property with a stated annual interest rate of 9.80%. The effective weighted average interest rate for all borrowings is approximately 5.69%.

Our loan agreements generally require us to comply with certain reporting and financial covenants. As of December 31, 2013, we believe we were in compliance with the debt covenants under each of our loan agreements. Our debt has maturity dates that range from September 2014 to August 2021.

Credit Facility

On December 20, 2013, through our operating partnership, Tier OP, we entered into an amended and restated secured credit agreement providing for total borrowings under a revolving line of credit of up to $260.0 million. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate. The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term. The annual interest on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%. All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool initially consisting of six properties owned by certain of our subsidiaries. As of December 31, 2013, we had approximately $257.6 million of available borrowings under the facility with no borrowings outstanding.

Prior to the amendment, the credit agreement provided for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders) and was scheduled to mature in October 2014.  The borrowings were supported by additional collateral owned by certain of our subsidiaries.  The annual interest rate on the credit facility was equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 2.0% or (2) LIBOR plus 3.0%.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2013, we have borrowed approximately 46.9% of the aggregate value of our assets.  This percentage would increase if we borrow additional amounts secured by our existing real estate assets.  Our board of directors reviews our aggregate borrowings at least quarterly.

Troubled Debt Restructuring

 In 2013, we sold 600 & 619 Alexander Road and Riverview Tower. The proceeds were used to fully settle the related debt on each property at a discount. Pursuant to deeds-in-lieu of foreclosure, we transferred ownership of our One Edgewater Plaza, Tice Building, and Ashford Perimeter properties to the associated lenders. These transactions were each accounted for as a full settlement of debt.

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

For the years ended December 31, 2013, 2012 and 2011, the above transactions resulted in gain on troubled debt restructuring of approximately $36.7 million, $35.6 million, and $38.9 million, respectively, which was equal to approximately $0.12, $0.12, and $0.13 in earnings per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

Share Redemption Program

Our board of directors had previously authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and in December 2012, the board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition, and other factors that our board deems relevant. The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status. In December 2012, the board of directors approved the suspension of monthly distribution payments to stockholders. Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio. There is no assurance that we will pay distributions in the future or at any particular rate.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have land that is subject to long-term ground leases, we lease space and office equipment for our corporate office, and we have leasing and building related commitments.  The following table summarizes our primary contractual obligations as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Notes payable principal (1)	$1,490,429	$44,522	$411,209	$812,936	$130,021	$1,622	$90,119
Interest (2)	228,840	83,935	70,940	45,534	7,604	5,816	15,011
Renovation commitment - disposed property	6,509	6,509	—	—	—	—	—
Tenant improvement commitments	54,035	54,035	—	—	—	—	—
Leasing commission commitments	7,557	7,557	—	—	—	—	—
Leases	26,802	1,217	1,221	1,228	825	707	21,604
Total (3)	$1,814,172	$197,775	$483,370	$859,698	$138,450	$8,145	$126,734
____________
(1)    Excludes unamortized net discounts of less than $0.1 million.
(2) Includes interest on any variable interest rate debt at rates in effect at December 31, 2013.
(3) Excludes commitments related to our development of Two BriarLake Plaza since this construction contract is cancelable at any time with no future payments required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In February 2013, the FASB issued updated guidance for the measurement and disclosure of obligations.  The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013.  The adoption of this guidance will not have a material impact on our financial statements or disclosures.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. As of December 31, 2013, we had approximately $16.8 million of debt that bears interest at a variable rate. A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.2 million. A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of less than $0.1 million.
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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer, concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our President and Chief Financial Officer, evaluated as of December 31, 2013, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our internal controls, as of December 31, 2013, were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 18, 2014, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2014, and is incorporated herein by reference.

Item 11.                                                  Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 18, 2014, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2014, and is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 18, 2014, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2014, and is incorporated herein by reference.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 18, 2014, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2014, and is incorporated herein by reference.

Item 14.                                                  Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 18, 2014, which is expected to be filed with the Securities and Exchange Commission prior to April 30, 2014, and is incorporated herein by reference.

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

TIER REIT, Inc.

Dated:	March 7, 2014	By:	/s/ Scott W. Fordham
Scott W. Fordham
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2014	/s/ Scott W. Fordham
Scott W. Fordham
President and Chief Financial Officer
(Principal Executive and Financial Officer)

March 7, 2014	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

March 7, 2014	/s/ Charles G. Dannis
Charles G. Dannis
Chairman of the Board and Director

March 7, 2014	/s/ Robert S. Aisner
Robert S. Aisner
Director

March 7, 2014	/s/ M. Jason Mattox
M. Jason Mattox
Director

March 7, 2014	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 7, 2014	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TIER REIT, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TIER REIT, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 7, 2014

TIER REIT, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Real estate
Land	$317,632	$392,736
Buildings and improvements, net	1,668,799	2,230,283
Real estate under development	51,144	5,950
Total real estate	2,037,575	2,628,969
Cash and cash equivalents	57,786	9,746
Restricted cash	49,719	78,166
Accounts receivable, net	97,184	111,950
Prepaid expenses and other assets	5,594	7,302
Investments in unconsolidated entities	41,762	52,948
Deferred financing fees, net	9,978	16,251
Lease intangibles, net	134,364	205,587
Other intangible assets, net	2,263	3,657
Assets associated with real estate held for sale	—	10,718
Total assets	$2,436,225	$3,125,294

Liabilities and equity

Liabilities
Notes payable	$1,490,367	$2,107,380
Accounts payable	7,305	1,652
Payables to related parties	2,034	1,398
Acquired below-market leases, net	24,570	51,218
Accrued liabilities	89,767	135,072
Deferred tax liabilities	1,313	2,192
Other liabilities	17,610	17,914
Obligations associated with real estate held for sale	—	18,383
Total liabilities	1,632,966	2,335,209

Commitments and contingencies

Series A Convertible Preferred Stock	2,700	2,700

Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,191,861 issued and outstanding	30	30
Additional paid-in capital	2,646,741	2,645,994
Cumulative distributions and net loss attributable to common stockholders	(1,847,039)	(1,862,591)
Accumulated other comprehensive loss	—	(1,676)
Stockholders’ equity	799,732	781,757
Noncontrolling interests	827	5,628
Total equity	800,559	787,385
Total liabilities and equity	$2,436,225	$3,125,294

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share amounts)

	2013	2012	2011
Rental revenue	$344,554	$352,529	$368,007
Expenses
Property operating expenses	107,507	106,270	109,961
Interest expense	107,122	118,545	112,222
Real estate taxes	51,623	50,378	48,102
Property management fees	10,384	10,453	10,916
Asset management fees	—	7,951	14,521
Asset impairment losses	—	84,536	27,370
General and administrative	17,322	15,480	10,828
Depreciation and amortization	144,854	153,138	165,137
Total expenses	438,812	546,751	499,057
Interest and other income	1,244	942	1,078
Loss on early extinguishment of debt	(1,605)	—	—
Gain on troubled debt restructuring	—	201	1,008
Loss from continuing operations before income taxes, equity in earnings (losses) of investments, and gain on sale or transfer of assets	(94,619)	(193,079)	(128,964)
Benefit (provision) for income taxes	(518)	(60)	615
Equity in earnings (losses) of investments	24,547	1,725	(2,302)
Loss from continuing operations before gain on sale or transfer of assets	(70,590)	(191,414)	(130,651)
Discontinued operations
Income (loss) from discontinued operations	30,035	10,840	(69,310)
Gain on sale or transfer of discontinued operations	40,436	20,130	16,701
Income (loss) from discontinued operations	70,471	30,970	(52,609)
Gain on sale or transfer of assets	16,102	8,083	1,385
Net income (loss)	15,983	(152,361)	(181,875)
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	80	268	312
Noncontrolling interests in discontinued operations	(511)	(8)	113
Net income (loss) attributable to common stockholders	$15,552	$(152,101)	$(181,450)
Basic and diluted weighted average common shares outstanding	299,191,861	298,372,324	296,351,253
Basic and diluted income (loss) per common share:
Continuing operations	$(0.18)	$(0.61)	$(0.43)
Discontinued operations	0.23	0.10	(0.18)
Basic and diluted income (loss) per common share	$0.05	$(0.51)	$(0.61)
Net income (loss) attributable to common stockholders:
Continuing operations	$(54,408)	$(183,063)	$(128,954)
Discontinued operations	69,960	30,962	(52,496)
Net income (loss) attributable to common stockholders	$15,552	$(152,101)	$(181,450)
Comprehensive income (loss):
Net income (loss)	$15,983	$(152,361)	$(181,875)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	1,679	(772)	(906)
Comprehensive income (loss)	17,662	(153,133)	(182,781)
Comprehensive (income) loss attributable to noncontrolling interests	(434)	261	426
Comprehensive income (loss) attributable to common stockholders	$17,228	$(152,872)	$(182,355)

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders
	Convertible Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value				Noncontrolling Interests	Total Equity

Balance at January 1, 2011	1	$—	295,276	$29	$2,632,290	$(1,472,068)	$—	$6,247	$1,166,498
Net loss	—	—	—	—	—	(181,450)	—	(425)	(181,875)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(905)	(1)	(906)
Redemption of common stock	—	—	(942)	—	(4,288)	—	—	—	(4,288)
Distributions declared	—	—	—	—	—	(29,635)	—	(53)	(29,688)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,922	1	13,296	—	—	—	13,297
Cost of share issuance	—	—	—	—	(11)	—	—	—	(11)
Acquisition of noncontrolling interest	—	—	—	—	(1,567)	—	—	531	(1,036)
Balance at December 31, 2011	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991
Net loss	—	—	—	—	—	(152,101)	—	(260)	(152,361)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(771)	(1)	(772)
Redemption of common stock	—	—	(880)	—	(4,083)	—	—	—	(4,083)
Cancellation of convertible stock	(1)	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	(27,337)	—	(410)	(27,747)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,816	—	13,066	—	—	—	13,066
Cost of share issuance	—	—	—	—	(9)	—	—	—	(9)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	(2,700)	—	—	—	(2,700)
Balance at December 31, 2012	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net income	—	—	—	—	—	15,552	—	431	15,983
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	1,676	3	1,679
Amortization of restricted shares and units	—	—	—	—	747	—	—	73	820
Distributions declared	—	—	—	—	—	—	—	(5,308)	(5,308)
Balance at December 31, 2013	—	$—	299,192	$30	$2,646,741	$(1,847,039)	$—	$827	$800,559

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$15,983	$(152,361)	$(181,875)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Asset impairment losses	4,879	98,050	93,080
Gain on sale or transfer of assets	(16,102)	(8,083)	(1,385)
Gain on sale or transfer of discontinued operations	(40,436)	(20,130)	(16,701)
Gain on troubled debt restructuring	(36,856)	(35,635)	(39,066)
Loss on early extinguishment of debt	2,787	—	—
Loss on derivatives	251	66	—
Amortization of restricted shares and units	820	—	—
Depreciation and amortization	171,119	195,077	221,169
Amortization of lease intangibles	355	757	1,831
Amortization of above/below market rent	(9,540)	(11,741)	(18,110)
Amortization of deferred financing and mark-to-market costs	6,308	7,569	5,810
Equity in (earnings) losses of investments	(24,547)	(1,725)	2,302
Ownership portion of management and financing fees from unconsolidated entities	923	446	—
Distributions from investments	—	581	567
Change in accounts receivable	(7,999)	(13,632)	(25,705)
Change in prepaid expenses and other assets	572	(1,945)	360
Change in lease commissions	(15,520)	(21,942)	(33,783)
Change in other lease intangibles	(961)	(2,508)	(3,291)
Change in other intangible assets	—	(1,445)	—
Change in accounts payable	1,847	436	(406)
Change in accrued liabilities	(11,793)	14,880	(3,499)
Change in other liabilities	2,847	1,469	1,885
Change in payables to related parties	214	350	(820)
Cash provided by operating activities	45,151	48,534	2,363

Cash flows from investing activities
Return of investments	36,310	2,278	780
Purchases of real estate	—	—	(1,035)
Investments in unconsolidated entities	(1,500)	(1,330)	(4,057)
Capital expenditures for real estate	(66,004)	(67,301)	(58,609)
Capital expenditures for real estate under development	(39,180)	(2,065)	—
Proceeds from notes receivable	—	—	10,355
Proceeds from sale of discontinued operations	495,866	111,142	89,998
Proceeds from sale of assets	—	21,235	92,982
Change in restricted cash	28,954	21,022	(1,374)
Cash provided by investing activities	454,446	84,981	129,040

Cash flows from financing activities
Financing costs	(2,362)	(1,550)	(14,273)
Proceeds from notes payable	55,785	34,501	557,500
Payments on notes payable	(499,672)	(147,494)	(780,939)
Payments on capital lease obligations	—	(44)	(82)
Redemptions of common stock	—	(4,083)	(4,288)
Offering costs	—	(9)	(11)
Distributions to common stockholders	—	(16,748)	(16,323)
Distributions to noncontrolling interests	(5,308)	(415)	(53)
Cash used in financing activities	(451,557)	(135,842)	(258,469)

Net change in cash and cash equivalents	48,040	(2,327)	(127,066)
Cash and cash equivalents at beginning of period	9,746	12,073	139,139
Cash and cash equivalents at end of period	$57,786	$9,746	$12,073

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Consolidated Financial Statements

1.            Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT, Inc., formerly known as Behringer Harvard REIT I, Inc., was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of December 31, 2013, we owned interests in 38 operating properties and one development property located in 15 states and the District of Columbia.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. We had no VIEs as of December 31, 2013, 2012 or 2011.

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

The estimated remaining useful lives for acquired lease intangibles range from an ending date of January 2014 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the next five years is as follows (in thousands):

2014	$13,428
2015	$9,324
2016	$6,370
2017	$3,824
2018	$3,033

As of December 31, 2013 and 2012, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2013
Cost	$2,255,384	$305,233	$19,264	$(76,750)
Less: accumulated depreciation and amortization	(586,585)	(177,088)	(13,045)	52,180
Net	$1,668,799	$128,145	$6,219	$(24,570)

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2012
Cost	$2,823,672	$420,399	$27,539	$(124,060)
Less: accumulated depreciation and amortization	(593,389)	(224,705)	(17,646)	72,842
Net	$2,230,283	$195,694	$9,893	$(51,218)

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2013, 2012 and 2011, we recorded non-cash impairment charges of approximately $4.9 million, $98.1 million and $92.8 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties and the sale or held for sale classification of certain properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, we recorded non-cash impairment charges of approximately $0.3 million related to the impairment of our investments in unconsolidated entities.

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

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders or by leases, for anticipated tenant improvements, property taxes and insurance and certain tenant security deposits for our consolidated properties, as well as cash committed as part of a sale agreement for renovations at a recently disposed property.

Accounts Receivable, net

The following is a summary of our accounts receivable as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Straight-line rental revenue receivable	$88,370	$102,789
Tenant receivables	9,389	9,374
Non-tenant receivables	714	1,050
Allowance for doubtful accounts	(1,289)	(1,263)
Total	$97,184	$111,950

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance, prepaid real estate taxes, utility and other deposits of the properties we consolidate, as well as our deferred tax assets and prepaid directors’ and officers’ insurance.

Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2013, consist of our noncontrolling interests in the Wanamaker Building and Paces West properties, in addition to our remaining investment in the entity that sold the 200 South Wacker property in December 2013.

We account for these investments using the equity method of accounting in accordance with GAAP.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions).  We use the equity method of accounting because the shared decision-making involved in these investments creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.  While we own a 60% majority of the Wanamaker Building, major decisions require at least a vote of 70% of the ownership group; therefore, this investment is presented using the equity method of accounting.

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt. The following is a summary of our deferred financing fees as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Cost	$26,044	$36,101
Less: accumulated amortization	(16,066)	(19,850)
Net	$9,978	$16,251

Other Intangible Assets
Other intangible assets include an above-market ground lease on a property where a third party owns and has leased the underlying land to us and, for the year ended December 31, 2012, our license to use the Behringer Harvard name and logo. In June 2013, we changed our name to TIER REIT, Inc. and no longer use the Behringer Harvard name or logo, and the asset was fully amortized. As of December 31, 2013 and 2012, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	December 31, 2013	December 31, 2012
Cost	$2,978	$4,422
Less: accumulated depreciation and amortization	(715)	(765)
Net	$2,263	$3,657
We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of December 2032. Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

2014	$119
2015	$119
2016	$119
2017	$119
2018	$119

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value less estimated costs to sell.  We had no properties held for sale as of December 31, 2013. As of December 31, 2012, our 600 & 619 Alexander Road property was classified as held for sale and a sale was completed on February 15, 2013.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations if they can be reasonably estimated.  As part of the anticipated renovation of acquired properties, we will incur costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of December 31, 2013 and 2012, the balance of our asset retirement obligations was approximately $2.7 million and $7.8 million, respectively, and was included in other liabilities.

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

As of December 31, 2013 and 2012, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Valuation of Series A Convertible Preferred Stock

On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard Services Holdings, LLC (“Services Holdings”) as described further in Footnote 13 (Equity). The shares of Series A Convertible Preferred Stock are initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our consolidated balance sheets. In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model. Subsequent to the date of issuance, the Series A Convertible Preferred Stock is adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Convertible Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. The maximum redemption value of the Series A Convertible Preferred Stock at December 31, 2013, is not greater than the fair value of these shares at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the years ended December 31, 2013, 2012 and 2011, was approximately $6.4 million, $16.1 million, and $25.0 million, respectively, and includes amounts recognized in discontinued operations.  Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the years ended December 31, 2013, 2012 and 2011, was approximately $9.5 million, $11.7 million, and $18.1 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $2.3 million, $1.2 million, and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, which includes amounts recognized in discontinued operations.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains). We generate certain of our taxable income through various taxable REIT subsidiary (“TRS”) entities. The taxable income of our TRS entities is subject to applicable federal, state, and local income and margin taxes.

Stock Based Compensation

We have a stock-based incentive award plan for our employees, independent directors and consultants.  Compensation cost for restricted stock and restricted stock units are measured at the grant date, based on the estimated fair value of the award and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. Stock options are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the year ended December 31, 2013, we had approximately $0.8 million in compensation costs related to share-based payments. For the years ended December 31, 2012 and 2011, we had no significant compensation cost related to share-based payments.

401(k) Plan

We have a 401(k) defined contribution plan (“401(k) Plan”) for the benefit of our eligible employees. Each employee may contribute up to 100% of their annual compensation, subject to specific limitations under the Code.  Our 401(k) Plan allows us to make discretionary contributions during each plan year. We made approximately $0.1 million in employer contributions during the year ended December 31, 2013, and no employer contributions during the year ended December 31, 2012.

Redeemable Common Stock

Our board of directors had previously authorized a share redemption program to provide limited interim liquidity to stockholders.  In December 2012, our board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company.

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

We have a concentration of properties located in each of Houston, Texas; Chicago, Illinois; and Philadelphia, Pennsylvania, which subjects us to the business risk associated with our geographic concentration in these markets. The percentage of our total rental revenue from these markets for the years ended December 31, 2013, 2012 and 2011, are 48%, 45%, and 45%.

Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, restricted stock units issued to our independent directors, and for the year ended December 31, 2012, preferred stock issued by IPC (US), Inc.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  As of December 31, 2013, we had options to purchase 75,000 shares of common stock outstanding at a weighted average exercise price of $6.69 per share.  As of December 31, 2012, we had options to purchase 97,250 shares of common stock outstanding at a weighted average exercise price of $7.17 per share. As of December 31, 2011, we had options to purchase 92,875 shares of common stock outstanding at a weighted average exercise price of $7.77 per share. At December 31, 2013, 2012 and 2011, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.  As of December 31, 2013 and 2012, we had 10,000 shares of Series A participating, voting, convertible preferred stock outstanding. The options, units of limited partnership interest and convertible preferred stock are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

Reportable Segments

Our current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  Our chief operating decision maker evaluates operating performance on an individual property level and views all of our real estate assets as one industry segment. Accordingly, all of our properties are aggregated into one reportable segment.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

3.            New Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (“FASB”) issued further clarification on how to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) (“OCI”). This guidance was effective for the first interim or annual period beginning on or after December 15, 2012.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In February 2013 the FASB issued updated guidance for the measurement and disclosure of obligations.  The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013.  The adoption of this guidance will not have a material impact on our financial statements or disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative financial instruments

We have used interest rate swaps and caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps and caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in OCI within equity at each measurement date.

Our derivative financial instruments are included in “other liabilities” on our consolidated balance sheets.

We have no interest rate caps or swaps in place at December 31, 2013. The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2012 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
December 31, 2012
Liabilities:
Derivative financial instruments	$(1,427)	$—	$(1,427)	$—

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
During 2013, we recorded impairment losses of approximately $4.9 million for a property that was disposed. We had no impairment losses for any of our assets in continuing operations. The following table summarizes those assets which were measured at fair value and impaired during 2012 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (1) (2)
2012
Real estate	$303,254	$—	$—	$303,254	$(97,323)
 ____________

(1)	Excludes approximately $0.7 million in impairment losses of our discontinued operations.

(2)	Includes approximately $12.8 million in impairment losses for properties that were disposed of and included in discontinued operations subsequent to December 31, 2012.

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

Financial Instruments not Reported at Fair Value

Financial instruments held at December 31, 2013 and 2012, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our notes payable as of December 31, 2013 and 2012, are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable	$1,490,367	$1,510,691	$2,107,380	$2,128,724

5.             Real Estate Activities

The following table provides a summary of the consolidated properties we disposed of during the years ended December 31, 2013 and 2012 (in thousands):

	Date of Disposal		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale (1)
Property Name		Location
2013
600 & 619 Alexander Road	2/15/2013	Princeton, NJ	97	$9,600	$9,128
5 & 15 Wayside	3/22/2013	Burlington, MA	270	69,321	65,652
Riverview Tower	5/2/2013	Knoxville, TN	334	24,250	—
Epic Center (2)	5/13/2013	Wichita, KS	289	—	—
One Brittany Place (2)	5/13/2013	Wichita, KS	57	—	—
Two Brittany Place (2)	5/13/2013	Wichita, KS	58	—	—
Tice Building (2)	8/30/2013	Woodcliff Lakes, NJ	120	—	—
One Edgewater Plaza (2)	8/30/2013	Staten Island, NY	252	—	—
Energy Centre	9/12/2013	New Orleans, LA	757	86,500	80,720
Ashford Perimeter (2)	9/13/2013	Atlanta, GA	288	—	—
10 & 120 South Riverside	11/14/2013	Chicago, IL	1,411	361,000	340,366
			3,933	$550,671	$495,866

2012
Minnesota Center (2)	1/5/2012	Bloomington, MN	276	$—	$—
Southwest Center	5/15/2012	Tigard, OR	89	10,600	10,334
4440 El Camino Real	6/28/2012	Los, Altos, CA	97	48,000	46,988
One City Centre	9/20/2012	Houston, TX	609	131,000	53,820
17655 Waterview (2)	12/4/2012	Richardson, TX	230	—	—
			1,301	$189,600	$111,142
 ____________

(1)
In 2013, proceeds from sale are reduced by approximately $24.3 million in debt assumed by the purchasers and includes approximately $407.0 million in debt paid off with the proceeds of the sale of the properties. In 2012, proceeds from sale are reduced by approximately $73.1 million in debt assumed by the purchasers and include approximately $108.1 million in debt paid off with the proceeds from the sale of the properties.

(2)	Ownership of each of these properties was transferred to the lender pursuant to a foreclosure or deed-in-lieu of foreclosure.

6.            Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our noncontrolling interests in certain properties.  On January 8, 2013, we sold our previously wholly-owned Paces West property to a joint venture in which we own a 10% noncontrolling interest. The contract sales price of the property was approximately $82.3 million, and the acquiring joint venture assumed the approximately $82.3 million collateralized debt from us, resulting in no sales proceeds to us. The property was deconsolidated and a gain of approximately $16.1 million was recognized in continuing operations. On December 19, 2013, the 200 South Wacker property was sold to an unaffiliated third party for a contract sales price of approximately $214.5 million, resulting in approximately $26.7 million in return on investment to us. We continue to own an investment in the entity that sold the 200 South Wacker property, but there are no ongoing operations related to the investment.

The following is a summary of our investments in unconsolidated entities as of December 31, 2013 and 2012 (in thousands):

	Ownership Interest
Property Name	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Wanamaker Building	60.00%	60.00%	$39,229	$49,332
200 South Wacker (1)	9.87%	9.87%	1,495	3,616
Paces West	10.00%	100.00%	1,038	—
Total			$41,762	$52,948
______________
(1) As a result of the sale of this property in December 2013, based on the operating agreement, our economic interest in the entity was promoted to 30%.

For the year ended December 31, 2013, we recorded approximately $24.5 million of equity in earnings and approximately $36.3 million of distributions from our investments in unconsolidated entities, which includes approximately $25.1 million from the gain on the sale of 200 South Wacker. For the year ended December 31, 2012, we recorded approximately $1.7 million of equity in earnings and approximately $2.9 million of distributions from our investments in unconsolidated entities.

7.             Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, restricted stock issued to our independent directors, and in 2012, preferred stock issued by IPC (US), Inc. The following table is a summary of our noncontrolling interest investments as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Noncontrolling interests in real estate properties	$20	$4,929
Limited partnership units	734	709
Restricted stock units	73	—
IPC (US), Inc. preferred shares	—	(10)
Total	$827	$5,628

8.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building located at 2050 W. Sam Houston Parkway in Houston, Texas (“Two BriarLake Plaza”). For the year ended December 31, 2013, we capitalized a total of approximately $45.2 million for the development of Two BriarLake Plaza, including approximately $1.1 million in interest. For the year ended December 31, 2012, we capitalized a total of approximately $3.5 million for the development of Two BriarLake Plaza, including approximately $0.1 million in interest. Total real estate under development at December 31, 2013, was approximately $51.1 million, which includes previously purchased land of approximately $2.5 million. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of December 31, 2013, approximately $16.8 million has been drawn on the construction loan.

9.             Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2013, for operating properties we consolidate are as follows (in thousands):

Year	Amount
2014	$231,878
2015	217,383
2016	197,959
2017	169,365
2018	141,870
Thereafter	377,768
Total	$1,336,223

As Lessee

We have land that is subject to long-term ground leases and we lease space and office equipment for our corporate office. Total rent expense for the years ended December 31, 2013, 2012 and 2011, was approximately $1.2 million, $1.1 million and $1.2 million, respectively. Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2014	$1,217
2015	1,221
2016	1,228
2017	825
2018	707
Thereafter	21,604
Total	$26,802

10.         Income Taxes

We have elected to be taxed as a REIT under the Code, and have qualified as a REIT since the year ended December 31, 2004.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level (except to the extent we distribute less than 100% of our taxable income and/or net taxable capital gains).  Generally, the Internal Revenue Service (“IRS”) can include returns filed within the last three years in an audit.  Therefore, our tax returns filed for the years 2010 through 2012 are still subject to such examination.  If a return filed was examined and a substantial error was discovered, the IRS has the right to add additional years to their audit, but will not go back more than six years.

We acquired the subsidiaries of IPC on December 12, 2007, and elected for IPC (US), Inc. to be taxed as a REIT for federal income tax purposes commencing with the tax year ended December 31, 2008.  We believe that IPC (US), Inc. was organized and operated in a manner to qualify for this election through December 31, 2013. On March 14, 2003, the IRS released final regulations concerning the treatment of net built-in gains of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require that unless the C-corporation elects to recognize gains and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value at the time of the transaction, then the REIT will be subject to the rules of Section 1374 of the Code. In general terms, Section 1374 subjects the REIT to the maximum corporate-level tax rate on these built-in gains upon a taxable disposition of these assets that occurs within ten years from the date the REIT acquired the assets.  However, the IRS added special rules regarding taxable years beginning in 2012 and 2013 to change the recognition period from ten years to five years. As a result, on December 31, 2013, IPC (US), Inc. filed legal documents to convert into a single member limited liability company (“single member LLC”) called IPC (US), LLC and ceased to elect REIT status. Since our acquisition of IPC (US), Inc. has now passed the five year recognition period, the December 31, 2013, conversion to IPC (US), LLC and the resulting tax liquidation will not be subject to the rules under Section 1374 and no built in gains tax liability will be incurred. Instead, this conversion to a single member LLC created, for federal income tax purposes, a taxable liquidation, and gains and/or losses will be recognized as calculated for the amount the fair value of the assets differs from the tax basis of the assets. Accordingly, we have not recorded an income tax provision, or deferred taxes, except for the net operating loss carry-forward and other deferred tax liabilities discussed below, with respect to IPC. The change from REIT status to IPC (US), LLC will eliminate duplicative efforts and complexities and serve to simplify the overall structure of our business.

At December 31, 2012, IPC (US), Inc. and its subsidiaries had approximately $55.8 million of federal net operating loss (“NOL”) carryovers incurred prior to our acquisition of IPC (US), Inc. The deferred tax asset associated with these NOL carryovers was approximately $19.5 million, of which the full amount was reserved. With some limitations, these could have been used to offset some or all of any realized built in gain subject to tax. However, as a result of the December 31, 2013, conversion of IPC (US), Inc. to IPC (US), LLC, these NOL carryovers have been forfeited, and the deferred asset associated with the federal NOL carryovers has been reduced to zero.

At December 31, 2013 and 2012, our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
C-Corp net operating losses (IPC)	$—	$19,532
Net operating losses	2,598	2,626
Depreciation and amortization	2,628	2,402
Other	9	358
Deferred tax assets, gross	5,235	24,918
Valuation allowance	(3,234)	(22,315)
Deferred tax assets, net	$2,001	$2,603
Deferred tax liabilities:
Deferred revenue	$764	$645
Depreciation and amortization	2,505	3,652
Other	5	7
Deferred tax liabilities	$3,274	$4,304
Amounts recognized in the consolidated balance sheets:
Deferred tax assets	$40	$491
Deferred tax liabilities	$1,313	$2,192

The following table summarizes the changes in our valuation allowance for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$22,315	$22,385	$22,160
Additions charged to expense	451	—	225
Deductions	(19,532)	(70)	—
Balance at end of year	$3,234	$22,315	$22,385

Additions to our valuation allowance for certain of our deferred tax assets related to state NOLs were necessary based on our determination that it was more likely than not that we will not realize these assets prior to their expiration.

We recognize the impact of our tax return positions in our financial statements if it is more likely than not that the tax position will be sustained upon examination (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the benefit (provision) for income taxes.  At December 31, 2013 and 2012, the Company has no liability for unrecognized tax benefits.

Our taxable loss differs from net income (loss) attributable to common stockholders for financial reporting purposes primarily due to differences in the timing of recognition of rental revenue, loss on dispositions, impairment losses and depreciation and amortization.  As a result of these differences, the tax basis of our net assets and liabilities exceeds the book value by approximately $207.6 million at December 31, 2013, and approximately $331.1 million at December 31, 2012.

The following table reconciles our net income (loss) attributable to common stockholders to our taxable loss for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common stockholders	$15,552	$(152,101)	$(181,450)
Depreciation and amortization	51,860	57,385	67,294
Impairment losses	4,870	73,431	91,788
GAAP rent adjustments	(14,330)	(22,093)	(40,753)
Loss on dispositions	(71,654)	(31,538)	(121,676)
Gain on troubled debt restructuring	(29,388)	(35,757)	(38,888)
Unconsolidated tax entities - primarily IPC (US), Inc.	(21,903)	48,940	21,032
Long term capital gain on exchange of stock for member interest in IPC (US), LLC	14,130	—	—
Long term capital loss on investment allowed	(14,130)	—	—
Other	(1,341)	(1,684)	(997)
Taxable loss (1)	$(66,334)	$(63,417)	$(203,650)
____________

(1)
Represents our projected taxable loss. As stated above, we elected for our subsidiary, IPC (US), Inc., to be taxed as a REIT beginning with the tax year ending December 31, 2008, and due to the conversion of IPC (US), Inc. into IPC (US), LLC, our final return for IPC (US), Inc. will be filed for the year ending December 31, 2013. As a result of this election, TIER REIT, Inc. and IPC (US), Inc. will file separate tax returns for a final year in 2013. Our taxable loss includes amounts related to IPC (US), Inc.’s taxable income only to the extent we receive a taxable dividend from IPC (US), Inc. The projected taxable gain for IPC (US), Inc. for the year ended December 31, 2013, prior to the deduction for dividends paid, is approximately $82.5 million; however, because the liquidating distributions from IPC (US), Inc. exceed this amount, there is no estimated taxable income. The estimated losses for IPC (US), Inc. for the years ended December 31, 2012 and 2011, were approximately $3.9 million and $8.8 million, respectively.

The components of the benefit (provision) for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(2)	$—	$(33)
State	(944)	(692)	273
Total current	(946)	(692)	240
Deferred:
Federal	84	181	(42)
State	344	451	417
Total deferred	428	632	375
Total income tax benefit (provision) - continuing operations	$(518)	$(60)	$615

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

We had interest rate swap and cap agreements that were terminated in 2013. As of December 31, 2013, we have no interest rate cap or swap agreements.

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our consolidated balance sheets, as of December 31, 2013 and 2012 (in thousands):

Derivatives designated as hedging instruments:	For the Year Ended December 31,
	2013	2012
Interest rate caps	$—	$—
Interest rate swaps	—	(1,427)
Total derivatives	$—	$(1,427)

The tables below present the effect of the change in fair value of derivative financial instruments in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion) for the Year Ended December 31,
	2013	2012	2011
Interest rate caps	$251	$34	$(285)
Interest rate swaps	1,428	(806)	(621)
Total	$1,679	$(772)	$(906)

	Amount of loss reclassified from OCI into income (effective portion) for the Year Ended December 31,
Location	2013	2012	2011
Interest expense (1)	$1,006	$903	$149
Total	$1,006	$903	$149
 ____________

(1)
Increases in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

12.          Notes Payable

Our notes payable was approximately $1.5 billion and $2.1 billion in principal amount at December 31, 2013 and 2012, respectively.  As of December 31, 2013, all of our outstanding debt, with the exception of our construction loan for Two BriarLake Plaza which has approximately $16.8 million outstanding, is fixed rate debt. At December 31, 2013, the stated annual interest rates on our outstanding notes payable ranged from 3.04% to 6.22%. We also had mezzanine financing on one property with a stated annual interest rate of 9.80%. The effective weighted average interest rate for all borrowings is approximately 5.69%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  At December 31, 2013, we believe we were in compliance with the debt covenants under each of our loan agreements. Our debt has maturity dates that range from September 2014 to August 2021.

The following table summarizes our notes payable as of December 31, 2013, (in thousands):

Principal payments due in:
2014	$44,522
2015	411,209
2016	812,936
2017	130,021
2018	1,622
Thereafter	90,119
Unamortized discount	(62)
Total	$1,490,367

Credit Facility

On December 20, 2013, through our operating partnership, Tier OP, we entered into an amended and restated secured credit agreement providing for total borrowings under a revolving line of credit of up to $260.0 million. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate. The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term. The annual interest on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%. All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool initially consisting of six properties owned by certain of our subsidiaries. As of December 31, 2013, we had approximately $257.6 million of available borrowings under the facility with no borrowings outstanding.

Prior to the amendment, the credit agreement provided for borrowings of up to $340.0 million, available as a $200.0 million term loan and $140.0 million as a revolving line of credit (subject to increase by up to $110.0 million in the aggregate upon lender approval and payment of certain activation fees to the agent and lenders) and was scheduled to mature in October 2014.  The borrowings were supported by additional collateral owned by certain of our subsidiaries.  The annual interest rate on the credit facility was equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 2.0% or (2) LIBOR plus 3.0%.

Troubled Debt Restructuring

In 2013, we sold 600 & 619 Alexander Road and Riverview Tower. The proceeds were used to fully settle the related debt on each property at a discount. Pursuant to deeds-in-lieu of foreclosure, we transferred ownership of our One Edgewater Plaza, Tice Building, and Ashford Perimeter properties to the associated lenders. These transactions were each accounted for as a full settlement of debt.

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

For the years ended December 31, 2013, 2012 and 2011, the above transactions resulted in gain on troubled debt restructuring of approximately $36.7 million, $35.6 million, and $38.9 million, respectively, which was equal to approximately $0.12, $0.12, and $0.13 in earnings per common share, respectively, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

13.             Equity

Limited Partnership Units

At December 31, 2013, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.
Series A Convertible Preferred Stock

On September 4, 2012, we issued 10,000 shares of the Series A Convertible Preferred Stock to Services Holdings. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  The maximum redemption value of the Series A Convertible Preferred Stock at December 31, 2013, is not greater than the fair value of these shares estimated at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Share Redemption Program

Our board of directors had previously authorized a share redemption program to provide limited interim liquidity to stockholders.  In 2009, the board made a determination to suspend redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility (referred to herein as “exceptional redemptions”).  The board set funding limits for exceptional redemptions considered in 2011 and 2012, and in December 2012, our board of directors made a determination to suspend all redemptions until further notice. Our board maintains its right to reinstate the share redemption program, subject to the limits set forth in the program, if it deems it to be in the best interest of the Company.  Our board also reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption; (2) change the purchase price for redemptions; (3) limit the funds to be used for redemptions or otherwise change the limitations on redemption; or (4) amend, suspend (in whole or in part) or terminate the program. No shares were redeemed in the year ended December 31, 2013. For the year ended December 31, 2012, we redeemed approximately 879,877 shares for approximately $4.1 million.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan).  As of December 31, 2013, we had outstanding options held by our independent directors to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69 per share. These options have a maximum term of ten years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the years ended December 31, 2013, 2012 and 2011.

On February 14, 2013, 429,560 shares of restricted stock were granted to employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date. Compensation cost is measured at the grant date based on the estimated fair value of the award ($4.01 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. As of December 31, 2013, 6,235 of these shares have been forfeited. The restricted stock was anti-dilutive to earnings per share for each period presented.

On January 30, 2014, 450,065 shares of restricted stock were granted to employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date. Compensation cost is measured at the grant date based on the estimated fair value of the award ($4.20 per share) and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates.

On June 21, 2013, our independent directors were granted 37,407 restricted stock units. These units vest on July 22, 2014. Subsequent to the vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors, which for G. Ronald Witten and Steven W. Partridge is June 21, 2015, upon which 50% of the restricted stock units will be converted, and June 21, 2016, upon which the remaining 50% will be converted, provided, however, that following the issuance on June 21, 2015, the remaining 50% will be converted immediately upon the occurrence of any of the foregoing events in (i), (ii) or (iii) prior to June 21, 2016; and for Charles G. Dannis is June 21, 2019. Expense is measured at the grant date based on the estimated fair value of the award ($4.01 per unit) and will be recognized over the vesting period. The restricted units were anti-dilutive to earnings per share for each period presented.

Distributions

In December 2012, our board of directors approved the suspension of common stock distribution payments. As noted in previous filings, distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance we will pay distributions in the future or at any particular rate. In 2012, the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share and 2.4% based on the November 1, 2013, estimated valuation of $4.20 per share.

No distributions for common stock were declared in the year ended December 31, 2013. Distributions of approximately $5.3 million were made in 2013 to third-party members related to the sale of certain non wholly-owned real estate properties.

The following table shows our distributions declared on our stock and noncontrolling interests for each of the quarters during the year ended December 31, 2012 (in thousands):

		Common Stockholders		Preferred	Noncontrolling
	Total	Cash	DRP	Stockholders	Interests
2012
1st Quarter	$7,450	$4,171	$3,268	$—	$11
2nd Quarter	7,830	4,177	3,275	—	378
3rd Quarter	7,476	4,204	3,261	—	11
4th Quarter	4,991	2,820	2,161	—	10
Total	$27,747	$15,372	$11,965	$—	$410

14.          Related Party Transactions

On August 31, 2012, we became self-managed. As a result, our employees perform certain functions, including asset management, previously provided to us by BHT Advisors, LLC (“BHT Advisors”). We no longer pay asset management fees, acquisition fees or debt financing fees to BHT Advisors (except for acquisition and debt financing fees related to the previously committed development of Two BriarLake Plaza). Effective December 2012 we terminated services from BHT Advisors for information management, risk management, marketing, and cash management services. In December 2013 we provided notice to BHT Advisors that we would terminate their internal audit services effective March 2014, as well. No exit costs were paid to BHT Advisors in connection with the termination of these services. However, we continue to purchase certain services from BHT Advisors such as human resources, shareholder services and information technology. HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current or former board members, Messrs. Robert M. Behringer, Robert S. Aisner, and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

On August 31, 2012, we paid BHT Advisors approximately $1.5 million in consideration for certain assets located at our corporate offices and used in our business, such as IT equipment and office furniture; for the license under the license agreement regarding our use of the “Behringer Harvard” name and logo; and for the other agreements, covenants and obligations of Services Holdings and its affiliates in connection with the transaction. Approximately $1.4 million of this amount was reflected in our other intangible assets and approximately $0.1 million was expensed. In June 2013, we changed our name to TIER REIT, Inc. and no longer use the Behringer Harvard name or logo, and the intangible asset was fully amortized.

The following is a summary of the related party fees and costs we incurred with these entities during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
BHT Advisors, acquisition fees (1)	$934	$106	$96
BHT Advisors, debt financing fees	—	660	6,101
BHT Advisors, asset management fee	—	10,484	20,081
BHT Advisors, other fees and reimbursement for services provided	2,426	3,766	3,822
HPT Management, property and construction management fees	13,191	13,931	14,263
HPT Management, reimbursement of costs and expenses	21,022	23,537	25,165
Total	$37,573	$52,484	$69,528

Expensed	$35,356	$50,668	$61,974
Capitalized to deferred financing fees	—	660	6,101
Capitalized to real estate under development	934	106	—
Capitalized to buildings and improvements, net	1,283	1,050	1,453
Total	$37,573	$52,484	$69,528
______________
(1) Acquisition fees in 2013 and 2012 relate to the development of Two BriarLake Plaza.

At December 31, 2013 and 2012, we had payables to related parties of approximately $2.0 million and $1.4 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

15.             Commitments and Contingencies

As of December 31, 2013, we had commitments of approximately $68.1 million for future tenant improvements, leasing commissions, and completing renovations at a recently disposed property.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our President and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer. The term of these Employment Agreements commenced on September 1, 2012, and ends on December 31, 2015, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. The Employment Agreements provide for acceleration of vesting of compensation received under the long-term incentive plan and lump sum payments upon termination of employment without cause. In the event the Company terminated all of these Employment Agreements at December 31, 2013, approximately $5.7 million in compensation expense would be recognized.

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition, or cash flows.

On each of September 17 and November 28, 2012, lawsuits seeking class action status were filed in the United States District Court for the Northern District of Texas (Dallas Division).  On January 4, 2013, these two lawsuits were consolidated by the court. The plaintiffs purport to file the suit individually and on behalf of all others similarly situated, referred to herein as “Plaintiffs.”
Plaintiffs named us, Behringer Harvard Holdings, LLC, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, G. Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”) and Scott W. Fordham, the Company’s President and Chief Financial Officer, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
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
Neither we nor any of the other defendants believe the consolidated suit has merit and each intend to defend it vigorously.

16.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Interest paid, net of amounts capitalized	$106,946	$118,530	$143,466
Income taxes paid	$1,440	$1,232	$2,311
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$25,666	$25,751	$27,354
Transfer of real estate and lease intangibles through cancellation of debt	$52,361	$32,700	$65,870
Transfer of investment through cancellation of debt	$—	$4,259	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	60,660	—	—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$13,066	$13,297
Mortgage notes assumed by the Company	$—	$—	$2,091
Accrual for distributions declared	$—	$—	$2,481
Assumption of debt by unconsolidated joint venture	$82,291	$—	$—
Mortgage notes assumed by purchaser	$24,250	$73,119	$28,754
Cancellation of debt through transfer of real estate	$57,934	$59,251	$103,737
Cancellation of debt through discounted payoff	$9,530	$—	$—
Issuance of Series A Convertible Preferred Stock	$—	$2,700	$—
Financing costs in accrued liabilities	$65	$—	$—

17.          Discontinued Operations and Real Estate Held for Sale

During 2013, 2012, and 2011, we disposed of eleven, five, and nine consolidated properties, respectively. The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, as summarized in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental revenue	$62,988	$103,105	$128,229
Expenses
Property operating expenses	18,125	33,178	43,291
Interest expense	6,994	18,979	43,348
Real estate taxes	10,341	14,909	20,436
Property and asset management fees	1,657	5,384	8,907
Asset impairment losses	4,879	13,514	65,710
Depreciation and amortization	26,265	41,939	56,032
Total expenses	68,261	127,903	237,724
Provision for income taxes	(1)	(7)	(1)
Loss on early extinguishment of debt	(1,416)	—	—
Gain on troubled debt restructuring	36,726	35,421	37,903
Interest and other income (expense)	(1)	224	2,283
Gain (loss) from discontinued operations	$30,035	$10,840	$(69,310)

We had no assets held for sale as of December 31, 2013. As of December 31, 2012,  our 600 & 619 Alexander Road property was held for sale and a sale was completed on February 15, 2013.

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

18.         Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

2013 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$86,336	$87,196	$86,192	$84,830
Loss from continuing operations before gain on sale or transfer of assets	$(22,624)	$(21,887)	$(24,669)	$(1,410)
Income from discontinued operations	10,500	1,719	31,817	26,435
Gain on sale or transfer of assets	16,102	—	—	—
Net income (loss)	3,978	(20,168)	7,148	25,025
Noncontrolling interests in continuing operations	11	30	36	3
Noncontrolling interests in discontinued operations	(23)	1	(465)	(24)
Net income (loss) attributable to common stockholders	$3,966	$(20,137)	$6,719	$25,004
Basic and diluted weighted average common shares outstanding	299,192	299,192	299,192	299,192
Basic and diluted income (loss) per common share	$0.01	$(0.07)	$0.02	$0.08

2012 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$86,959	$87,865	$89,060	$88,645
Loss from continuing operations before gain on sale or transfer of assets	$(31,401)	$(43,378)	$(24,845)	$(91,790)
Income (loss) from discontinued operations	3,199	9,240	(6,451)	24,982
Gain on sale or transfer of assets	362	—	—	7,721
Net loss	(27,840)	(34,138)	(31,296)	(59,087)
Noncontrolling interests in continuing operations	46	63	37	122
Noncontrolling interests in discontinued operations	(5)	(29)	32	(6)
Net loss attributable to common stockholders	$(27,799)	$(34,104)	$(31,227)	$(58,971)
Basic and diluted weighted average common shares outstanding	297,646	298,113	298,618	299,102
Basic and diluted loss per common share	$(0.09)	$(0.11)	$(0.10)	$(0.20)

TIER REIT, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2013
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Year
Year to date December 31, 2013	$1,263	$418	$—	$(392)	$1,289
Year to date December 31, 2012	$1,459	$467	$—	$(663)	$1,263
Year to date December 31, 2011	$3,198	$847	$—	$(2,586)	$1,459

TIER REIT, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances		Land	Improvements	to acquisition (1)	close of period (2)	depreciation	construction	acquired
Lawson Commons	St. Paul, MN	54,734		2,021	75,881	3,908	81,810	26,514	1999	06/2005
Buena Vista Plaza	Burbank, CA	20,976		3,806	28,368	435	32,609	9,613	1991	07/2005
1325 G Street	Washington, D.C.	100,000		71,313	60,681	7,154	139,148	22,019	1969	11/2005
Woodcrest Corporate Center	Cherry Hill, NJ	48,268		5,927	49,977	5,010	60,914	18,130	1960	01/2006
Burnett Plaza	Ft. Worth, TX	103,995		6,239	157,171	19,062	182,472	53,401	1983	02/2006
222 South Riverside Plaza	Chicago, IL	196,247		29,787	190,111	25,225	245,123	65,741	1971	06/2006
The Terrace Office Park	Austin, TX	127,440		17,330	124,551	10,804	152,685	39,900	1997-2002	06/2006
Bank of America Plaza	Charlotte, NC	150,000		26,656	185,215	20,031	231,902	55,915	1974	10/2006
Three Parkway	Philadelphia, PA	65,292		7,905	69,033	10,105	87,043	22,275	1970	10/2006
Fifth Third Center-Cleveland	Cleveland, OH	48,000		1,424	52,075	4,829	58,328	16,109	1991	11/2006
One & Two Eldridge Place	Houston, TX	73,098		6,605	89,506	15,855	111,966	29,120	1984/86	12/2006
250 W. Pratt	Baltimore, MD	33,009		6,700	39,861	9,649	56,210	15,810	1986	12/2004-12/2006
Centreport Office Center	Ft. Worth, TX	—	(5)	3,175	12,917	(6,405)	9,687	2,368	1999	06/2007
FOUR40	Chicago, IL	—	(5)	23,285	265,099	(96,812)	191,572	14,670	1984	11/2007
111 Woodcrest	Cherry Hill, NJ	—	(5)	1,000	5,417	(930)	5,487	1,196	1964	11/2007
1650 Arch Street	Philadelphia, PA	—	(5)	24,000	60,825	(24,438)	60,387	11,790	1974	12/2007-03/2011
United Plaza	Philadelphia, PA	59,898		23,736	90,001	10,093	123,830	23,865	1975	12/2007
One Oxmoor Place	Louisville, KY	92,535	(3)	2,851	17,614	1,134	21,599	4,837	1989	12/2007
Hurstbourne Place	Louisville, KY	—	(3)	4,587	30,203	(13,574)	21,216	5,561	1982	12/2007
Hurstbourne Park	Louisville, KY	—	(3)	2,297	12,728	(3,277)	11,748	2,862	1971	12/2007
Hurstbourne Plaza (4)	Louisville, KY	—	(3)	4,000	10,054	146	14,200	9,831	1971	12/2007
Forum Office Park	Louisville, KY	—	(3)	6,811	32,548	8,478	47,837	9,005	1984	12/2007
Lakeview	Louisville, KY	—	(3)	1,468	8,574	(3,697)	6,345	661	1989	12/2007
Steeplechase Place	Louisville, KY	—	(3)	1,766	7,424	1,322	10,512	1,946	1989	12/2007
Hunnington	Louisville, KY	—	(3)	978	5,507	(667)	5,818	1,234	1986	12/2007
City Hall Plaza	Manchester, NH	—	(3)	2,516	27,509	(16,588)	13,437	1,038	1982	12/2007
One & Two Chestnut Place	Worcester, MA	—	(3)	2,903	15,715	(974)	17,644	3,581	1990	12/2007
Fifth Third Center-Columbus	Columbus, OH	50,348		3,500	54,242	1,885	59,627	14,028	1928	12/2007
5104 Eisenhower Boulevard	Tampa, FL	—	(5)	2,602	25,054	2,851	30,507	7,322	1998	12/2007
Plaza at MetroCenter	Nashville, TN	23,969		3,341	35,333	(7,102)	31,572	3,513	1985	12/2007
Loop Central	Houston, TX	43,314		11,653	86,587	10,872	109,112	26,457	1980-1982	12/2007
801 Thompson	Rockville, MD	—		3,200	10,578	108	13,886	2,583	1963	12/2007
500 E. Pratt	Baltimore, MD	58,800		—	66,390	1,712	68,102	16,700	2004	12/2007
One BriarLake Plaza	Houston, TX	97,229		9,602	119,660	9,695	138,957	27,759	2000	09/2008
Two BriarLake Plaza	Houston, TX	16,786		2,446	48,859	—	51,305	—	(6)	12/2009
Colorado Building	Washington, D.C.	26,491		13,328	28,109	2,102	43,539	7,582	1903	08/2004-12/2008
Three Eldridge Place	Houston ,TX	—	(5)	3,090	62,181	10,753	76,024	11,649	2009	12/2006-11/2009
unamortized discount		(62)		—	—	—	—	—
Totals		$1,490,367		$343,848	$2,261,558	$18,754	$2,624,160	$586,585
____________
Generally, each of our properties has a depreciable life of 25 years.

(1)  Includes adjustments to basis, such as impairment losses.
(2)  The aggregate cost for federal income tax purposes is approximately $2.9 billion.
(3)  One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, City Hall Plaza, and One & Two Chestnut Place are each held as collateral for this note payable.
(4)  Hurstborne Plaza is a retail shopping center.  All of our other properties are office buildings.
(5) FOUR40, 1650 Arch Street, 5104 Eisenhower Blvd., Three Eldridge Place, 111 Woodcrest, and Centreport Office Center are each held as collateral for our credit facility which has no borrowings outstanding at December 31, 2013.
(6) Construction commenced in 2012 and is expected to be completed in 2014.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Real Estate:
Balance at beginning of year	$3,222,358	$3,597,339	$3,894,478
Acquisitions/improvements	98,519	76,304	68,699
Assets disposed/written-off	(696,717)	(451,285)	(365,838)
Balance at end of the year	$2,624,160	$3,222,358	$3,597,339
Accumulated depreciation:
Balance at beginning of year	$593,389	$617,402	$526,197
Depreciation expense	128,599	141,046	150,338
Assets disposed/written-off	(135,403)	(165,059)	(59,133)
Balance at end of the year	$586,585	$593,389	$617,402

*****

EXHIBIT INDEX

Exhibit Number	Description
3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)

3.1.1	Articles Supplementary (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

3.2	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)

3.2.1	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)

3.2.2	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)

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

10.2
Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.3	Form of Restricted Stock Award Agreement under the Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 10-K filed on March 7, 2013)

10.4
Letter Agreement, dated March 6, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-K filed on March 9, 2012)

10.5
Letter Agreement, dated May 10, 2012, between Behringer Harvard REIT I, Inc. and Behringer Advisors, LLC regarding asset management fees (previously filed and incorporated by reference to Form 10-Q filed on May 14, 2012)

10.6
Credit Agreement, dated as of October 25, 2011, among Behringer Harvard Operating Partnership I LP, as Borrower, the several lenders from time to time parties thereto, KeyBank National Association, as Agent, J.P. Morgan Securities LLC and KeyBanc Capital Markets, as Co-Lead Arrangers and Book Runners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents (previously filed and incorporated by reference to Form 8-K filed on October 31, 2011)

10.7
Unconditional Guaranty of Payment and Performance, dated as of October 25, 2011, by Behringer Harvard REIT I, Inc. and the subsidiary guarantors identified on the signature pages thereto, to and for the benefit of KeyBank National Association for itself and the lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on October 31, 2011)

10.8
Agreement, dated November 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP, Behringer Advisors, LLC, HPT Management Services LP and HPT TIC Management Services LP (previously filed and incorporated by reference to Form 8-K filed on November 18, 2008)

10.10
Reimbursement Agreement, dated October 21, 2010, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (previously filed and incorporated by reference to Form 8-K filed on October 26, 2010)

10.11
Master Modification Agreement, dated as of August 31, 2012, by and among Behringer Harvard REIT I, Inc., Behringer Harvard REIT I Services Holdings, LLC, Behringer Advisors, LLC and HPT Management Services, LLC (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

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

10.20	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)

10.21
Amended and Restated Credit Agreement, dated as of December 20, 2013, among Tier Operating Partnership LP, as Borrower, the several lenders from time to time parties thereto, KeyBank National Association, as Agent, KeyBanc Capital Markets and J.P. Morgan Securities LLC, as Co-Lead Arrangers and Book Runners, JPMorgan Chase Bank, N.A., as Syndication Agent, and U.S. Bank National Association, Fifth Third Bank, and Wells Fargo Bank, National Association, as Co-Documentation Agents (previously filed and incorporated by reference to Form 8-K filed on December 27, 2013)

10.22
Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of December 20, 2013, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto, to and for the benefit of KeyBank National Association for itself and the lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on December 27, 2013)

14.1	TIER REIT, Inc. Code of Business Conduct Policy (filed herewith)

21.1	List of Subsidiaries (filed herewith)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certification (filed herewith)

99.1	Fourth Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Third Amended and Restated Policy for Estimation of Common Stock Value, effective as of August 1, 2013 (previously filed and incorporated by reference to Form 10-Q filed on August 5, 2013)

101
The following financial information from TIER REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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