Form 10-Q
period 2014-03-31
TIER REIT INC
filed 2014-05-01
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

As of April 30, 2014, TIER REIT, Inc. had 300,031,659 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended March 31, 2014

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Real estate
Land	$316,941	$317,632
Buildings and improvements, net	1,653,436	1,668,799
Real estate under development	60,163	51,144
Total real estate	2,030,540	2,037,575
Cash and cash equivalents	31,260	57,786
Restricted cash	51,129	49,719
Accounts receivable, net	98,346	97,184
Prepaid expenses and other assets	7,211	5,594
Investments in unconsolidated entities	41,371	41,762
Deferred financing fees, net	9,043	9,978
Lease intangibles, net	130,066	134,364
Other intangible assets, net	2,233	2,263
Total assets	$2,401,199	$2,436,225
Liabilities and equity
Liabilities
Notes payable	$1,494,281	$1,490,367
Accounts payable	5,828	7,305
Payables to related parties	1,675	2,034
Acquired below-market leases, net	22,921	24,570
Accrued liabilities	82,034	89,767
Deferred tax liabilities	1,187	1,313
Other liabilities	19,492	17,610
Total liabilities	1,627,418	1,632,966
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	2,700
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,264,100 and 299,191,861 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	30	30
Additional paid-in capital	2,646,919	2,646,741
Cumulative distributions and net loss attributable to common stockholders	(1,876,653)	(1,847,039)
Stockholders’ equity	770,296	799,732
Noncontrolling interests	785	827
Total equity	771,081	800,559
Total liabilities and equity	$2,401,199	$2,436,225
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Rental revenue	$83,767	$86,336
Expenses
Property operating expenses	29,836	26,423
Interest expense	21,081	27,422
Real estate taxes	12,726	12,301
Property management fees	2,541	2,553
Asset impairment losses	8,225	—
General and administrative	4,695	4,636
Depreciation and amortization	34,622	35,402
Total expenses	113,726	108,737
Interest and other income	246	536
Loss from continuing operations before income taxes, equity in operations of investments and gain on sale or transfer of assets	(29,713)	(21,865)
Benefit (provision) for income taxes	(68)	39
Equity in earnings (losses) of investments	88	(798)
Loss from continuing operations before gain on sale or transfer of assets	(29,693)	(22,624)
Discontinued operations
Income from discontinued operations	36	6,770
Gain on sale or transfer of discontinued operations	—	3,730
Income from discontinued operations	36	10,500
Gain on sale or transfer of assets	—	16,102
Net income (loss)	(29,657)	3,978
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	43	11
Noncontrolling interests in discontinued operations	—	(23)
Net income (loss) attributable to common stockholders	$(29,614)	$3,966
Basic and diluted weighted average common shares outstanding	299,228,783	299,191,861
Basic and diluted income (loss) per common share:
Continuing operations	$(0.10)	$(0.03)
Discontinued operations	—	0.04
Basic and diluted income (loss) per common share	$(0.10)	$0.01
Net income (loss) attributable to common stockholders:
Continuing operations	$(29,650)	$(6,511)
Discontinued operations	36	10,477
Net income (loss) attributable to common stockholders	$(29,614)	$3,966
Comprehensive income (loss):
Net income (loss)	$(29,657)	$3,978
Other comprehensive income: unrealized gain on interest rate derivatives	—	258
Comprehensive income (loss)	(29,657)	4,236
Comprehensive (income) loss attributable to noncontrolling interests	43	(13)
Comprehensive income (loss) attributable to common stockholders	$(29,614)	$4,223

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Convertible Stock		Common Stock		Additional
	Number	Par	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	of Shares	Value	Capital
For the three months ended March 31, 2014
Balance at January 1, 2014	—	$—	299,192	$30	$2,646,741	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	—	—	(29,614)	—	(43)	(29,657)
Share based compensation, net	—	—	72	—	178	—	—	34	212
Distributions declared	—	—	—	—	—	—	—	(33)	(33)
Balance at March 31, 2014	—	$—	299,264	$30	$2,646,919	$(1,876,653)	$—	$785	$771,081

For the three months ended March 31, 2013
Balance at January 1, 2013	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net income	—	—	—	—	—	3,966	—	12	3,978
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	257	1	258
Share based compensation, net	—	—	—	—	110	—	—	—	110
Balance at March 31, 2013	—	$—	299,192	$30	$2,646,104	$(1,858,625)	$(1,419)	$5,641	$791,731

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income (loss)	$(29,657)	$3,978
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Asset impairment losses	8,225	—
Gain on sale or transfer of assets	—	(16,102)
Gain on sale or transfer of discontinued operations	—	(3,730)
Gain on troubled debt restructuring	—	(7,693)
Loss on derivatives	—	73
Amortization of restricted shares and units	354	110
Depreciation and amortization	34,622	43,984
Amortization of lease intangibles	67	79
Amortization of above- and below-market rent	(1,154)	(2,272)
Amortization of deferred financing and mark-to-market costs	960	1,738
Equity in (earnings) losses of investments	(88)	798
Ownership portion of management and financing fees from unconsolidated companies	119	563
Change in accounts receivable	(1,161)	(4,486)
Change in prepaid expenses and other assets	(1,259)	(3,386)
Change in lease commissions	(4,272)	(2,800)
Change in other lease intangibles	(477)	(1,411)
Change in accounts payable	(2,178)	(492)
Change in accrued liabilities	(10,026)	(20,137)
Change in other liabilities	(410)	(9)
Change in payables to related parties	(134)	—
Cash used in operating activities	(6,469)	(11,195)

Cash flows from investing activities
Return of investments	360	8,400
Investments in unconsolidated entities	—	(1,500)
Capital expenditures for real estate	(13,260)	(17,578)
Capital expenditures for real estate under development	(9,437)	(6,035)
Proceeds from sale of discontinued operations	—	74,840
Change in restricted cash	(1,410)	7,384
Cash (used in) provided by investing activities	(23,747)	65,511

Cash flows from financing activities
Financing costs	(31)	—
Proceeds from notes payable	8,404	19,000
Payments on notes payable	(4,509)	(42,336)
Transfer of common stock	(141)	—
Distributions to noncontrolling interests	(33)	—
Cash provided by (used in) financing activities	3,690	(23,336)

Net change in cash and cash equivalents	(26,526)	30,980
Cash and cash equivalents at beginning of period	57,786	9,746
Cash and cash equivalents at end of period	$31,260	$40,726

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of March 31, 2014, we owned interests in 38 operating properties and one development property located in 15 states and the District of Columbia.

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

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2014, and December 31, 2013, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended March 31, 2014 and 2013, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2014, and December 31, 2013, and our results of operations and our cash flows for the periods ended March 31, 2014 and 2013.  These adjustments are of a normal recurring nature.

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

Real Estate

As of March 31, 2014, and December 31, 2013, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of March 31, 2014
Cost	$2,250,952	$298,867	$19,264	$(74,318)
Less: accumulated depreciation and amortization	(597,516)	(174,525)	(13,540)	51,397
Net	$1,653,436	$124,342	$5,724	$(22,921)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2013
Cost	$2,255,384	$305,233	$19,264	$(76,750)
Less: accumulated depreciation and amortization	(586,585)	(177,088)	(13,045)	52,180
Net	$1,668,799	$128,145	$6,219	$(24,570)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2014 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

April - December 2014	$9,827
2015	$9,316
2016	$6,362
2017	$3,816
2018	$3,025

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the three months ended March 31, 2014, we recorded non-cash impairment charges of approximately $8.2 million related to the impairment of a consolidated real estate asset.  The impairment loss recorded was primarily related to an asset assessed for impairment due to a change in management's estimates of the intended hold period. No impairment losses were recorded for the three months ended March 31, 2013.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the three months ended March 31, 2014 or 2013.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Straight-line rental revenue receivable	$90,063	$88,370
Tenant receivables	8,777	9,389
Non-tenant receivables	899	714
Allowance for doubtful accounts	(1,393)	(1,289)
Total	$98,346	$97,184

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Cost	$26,050	$26,044
Less: accumulated amortization	(17,007)	(16,066)
Net	$9,043	$9,978

 Other Intangible Assets, net

Other intangible assets consists of a ground lease on one of our properties. As of March 31, 2014, and December 31, 2013, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	March 31, 2014	December 31, 2013
Cost	$2,978	$2,978
Less: accumulated amortization	(745)	(715)
Net	$2,233	$2,263

We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of December 2032.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

April - December 2014	$89
2015	$119
2016	$119
2017	$119
2018	$119

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2014 and 2013, was approximately $1.6 million and $2.8 million, respectively, and includes amounts recognized in discontinued operations.  As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2014 and 2013, was approximately $1.2 million and $2.3 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended March 31, 2014, and also for the three months ended March 31, 2013, we recognized lease termination fees of approximately $0.2 million, which includes amounts recognized in discontinued operations.

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

As of March 31, 2014, we have deferred tax liabilities of approximately $1.2 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.  At December 31, 2013, we had deferred tax liabilities of approximately $1.3 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.

We recognize in our financial statements the impact of our tax return positions if it is more likely than not that the tax position will be sustained upon examination (defined as a greater than fifty percent likelihood of being sustained upon audit, based on the technical merits of the tax position). Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. We recognize the tax implications of the portion of a tax position that does not meet the more likely than not threshold together with the accrued interest and penalties in the financial statements as a component of the provision for income taxes. In relation to certain state and local income taxes, we recognized a provision for income taxes, including amounts recognized in discontinued operations, of less than $0.1 million for the three months ended March 31, 2014, as compared to a benefit for income taxes, including amounts recognized in discontinued operations, of less than $0.1 million for the three months ended March 31, 2013.

3.             New Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (“FASB”) issued updated guidance for the measurement and disclosure of obligations.  The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In April 2014 the FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Early adoption is permitted, but only for disposals that have not been reported in previously-issued financial statements. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

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

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2014, and December 31, 2013, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of March 31, 2014, and December 31, 2013, are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable	$1,494,281	$1,504,265	$1,490,367	$1,510,691

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets or by obtaining third-party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement.
During the three months ended March 31, 2014, we recorded impairment losses of approximately $8.2 million. The following table summarizes those assets which were measured at fair value and impaired during 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2014
Real estate	$42,000	$—	$—	$42,000	$(8,225)

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment during the three months ended March 31, 2014 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Rate
Real estate on which impairment losses were recognized	$42,000	Discounted Cash Flow	Discount rate	10%
			Terminal capitalization rate	9%
			Market rent growth rate	2%
			Expense growth rate	2% to 3%

5.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our noncontrolling interests in certain properties. The following is a summary of our investments in unconsolidated entities as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Property Name	Ownership Interest	Ownership Interest	March 31, 2014	December 31, 2013
Wanamaker Building	60.00%	60.00%	$39,357	$39,229
Paces West	10.00%	10.00%	975	1,038
200 South Wacker (1)	9.87%	9.87%	1,039	1,495
Total			$41,371	$41,762
_________________
(1) We continue to own an investment in the entity that sold the 200 South Wacker property in December 2013, but there are no ongoing operations related to the investment. As a result of the sale, based on the operating agreement, our economic interest in the entity was promoted to 30%.

For the three months ended March 31, 2014 and 2013, we recorded approximately $0.1 million in equity in earnings and $0.8 million in equity in losses of investments, respectively.  For the three months ended March 31, 2014 and 2013, we recorded approximately $0.4 million and $8.4 million of distributions from our investments in unconsolidated entities.  Our equity in earnings (losses) of investments for the three months ended March 31, 2014 and 2013, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership.

6.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the three months ended March 31, 2014, we capitalized a total of approximately $9.0 million for the development of Two BriarLake Plaza, including approximately $1.0 million in interest.  For the three months ended March 31, 2013, we capitalized a total of approximately $7.4 million for the development of Two BriarLake Plaza, including approximately $0.1 million in interest.  Total real estate under development at March 31, 2014, was approximately $60.2 million. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of March 31, 2014, approximately $25.2 million has been drawn on the loan.

7.          Notes Payable

Our notes payable was approximately $1.5 billion in principal amount at March 31, 2014.  As of March 31, 2014, all of our outstanding debt is fixed rate debt, with the exception of our construction loan for Two BriarLake Plaza which has an outstanding balance of approximately $25.2 million.  At March 31, 2014, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.04% to 6.22%. Included in our notes payable balance, we also have an approximately $14.8 million property-related mezzanine loan with a stated annual interest rate at March 31, 2014, of 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.68%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2014, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from September 2014 to August 2021.

The following table summarizes our notes payable as of March 31, 2014 (in thousands):

Principal payments due in:
April - December 2014	$40,013
2015	411,209
2016	821,340
2017	130,021
2018	1,622
Thereafter	90,119
Unamortized discount	(43)
Total	$1,494,281

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for borrowings under a revolving line of credit of up to $260.0 million, based on meeting certain financial thresholds. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate.  The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%.  All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of six properties owned by certain of our subsidiaries. As of March 31, 2014, borrowings capacity under the facility was limited based on certain financial thresholds to approximately $234.5 million and there were no borrowings outstanding.

8.          Equity

Limited Partnership Units

At March 31, 2014, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

 On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  The maximum redemption value of the Series A Convertible Preferred Stock at March 31, 2014, is not greater than the fair value of these shares estimated at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of March 31, 2014, we had outstanding options held by our independent directors to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69 per share. These options have a maximum term of 10 years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. On June 21, 2013, our independent directors were granted 37,407 restricted stock units. These units vest on July 22, 2014. Subsequent to the vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors, which for G. Ronald Witten and Steven W. Partridge is June 21, 2015, upon which 50% of the restricted stock units will be converted, and June 21, 2016, upon which the remaining 50% will be converted, provided, however, that following the issuance on June 21,

2015, the remaining 50% will be converted immediately upon the occurrence of any of the forgoing events in (i), (ii) or (iii) prior to June 21, 2016; and for Charles G. Dannis is June 21, 2019. Expense is measured at the grant date based on the estimated fair value of the award ($4.01 per unit) and will be recognized over the vesting period. The restricted units were anti-dilutive to earnings per share for each period presented.

Restricted stock. As of March 31, 2014, we had 767,559 outstanding shares of restricted stock held by employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date.  Compensation cost is measured at the grant date, based on the estimated fair value of the award and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.   The following is a summary of the number of shares of restricted stock outstanding as of March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Outstanding at the beginning of the period	423,325	—
Issued (1)	450,065	429,560
Restrictions lapsed	(105,831)	—
Outstanding at the end of the period	767,559	429,560
_____________
(1) Shares issued in 2014 had a grant price of $4.20 per share. Shares issued in 2013 had a grant price of $4.01 per share.

9.          Related Party Arrangements

We purchase certain services from BHT Advisors, LLC (“BHT Advisors”), such as human resources, shareholder services, and information technology. We also pay BHT Advisors acquisition and debt financing fees related to the development of Two BriarLake Plaza. HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current or former board members, Messrs. Robert M. Behringer, Robert S. Aisner, and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

The following is a summary of the related party fees and costs we incurred with these entities during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
BHT Advisors, acquisition fees	$207	$158
BHT Advisors, cost of services provided	640	620
HPT Management, property and construction management fees	2,794	3,492
HPT Management, reimbursement of costs and expenses	4,497	5,630
Total	$8,138	$9,900

Expensed	$7,643	$9,351
Capitalized to real estate under development	207	158
Capitalized to buildings and improvements, net	288	391
Total	$8,138	$9,900

At March 31, 2014, and December 31, 2013, we had payables to related parties of approximately $1.7 million and $2.0 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

10.          Commitments and Contingencies

As of March 31, 2014, we had commitments of approximately $51.7 million for future tenant improvements, leasing commissions and completing renovations at a recently disposed property.

Effective as of September 1, 2012, we entered into Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our President and Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; Thomas P. Simon, our Senior Vice President - Finance and Treasurer; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement commenced on September 1, 2012, and ends on December 31, 2015, provided that the term will automatically continue for an additional one year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company terminated all of these agreements as of March 31, 2014, we would recognize approximately $8.0 million in compensation expense (without regard to any potential reductions required under the Employment Agreements for amounts in excess of thresholds set forth in Section 280G of the Code).

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

On each of September 17 and November 28, 2012, lawsuits seeking class action status were filed in the United States District Court for the Northern District of Texas (Dallas Division).  On January 4, 2013, these two lawsuits were consolidated by the Court. The plaintiffs purported to file the suit individually and on behalf of all others similarly situated, referred to herein as “Plaintiffs.”
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
Plaintiffs alleged that (1) the Directors each individually breached various fiduciary duties purportedly owed to Plaintiffs, (2) the Directors violated Sections 14(a) and (e) and Rules 14a-9 and 14e-2(b) of and under federal securities law and (3) the defendants were unjustly enriched by the purported failures to provide complete and accurate disclosure regarding, among other things, the value of our common stock and the source of funds used to pay distributions.
On March 27, 2014, the United States District Court for the Northern District of Texas granted the motion to dismiss the lawsuit with prejudice from which no appeal was taken.
11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Interest paid, net of amounts capitalized	$18,387	$25,341
Income taxes paid	$61	$189
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$17,168	$11,316
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$60,660
Non-cash financing activities:
Assumption of debt by unconsolidated joint venture	$—	$82,291
Cancellation of debt through discounted payoff	$—	$5,857

12.          Discontinued Operations

During the year ended December 31, 2013, we disposed of eleven consolidated properties. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013, as summarized in the following table (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Rental revenue	$(93)	$21,740
Expenses
Property operating expenses	41	7,018
Interest expense	—	3,247
Real estate taxes	(170)	3,235
Property management fees	—	577
Depreciation and amortization	—	8,582
Total expenses	(129)	22,659
Provision for income taxes	—	(1)
Gain on troubled debt restructuring	—	7,693
Interest and other income (expense)	—	(3)
Income from discontinued operations	$36	$6,770

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014, and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	our ability to renew expiring leases and lease vacant spaces at favorable rates or at all;

•	the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business;

•	the availability of cash flow from operating activities to fund distributions and capital expenditures;

•	our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise, to fund our future capital needs;

•	our ability to strategically acquire or dispose of assets on favorable terms;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to retain our executive officers and other key personnel;

•	conflicts of interest and competing demands faced by certain of our directors;

•	limitations on our ability to terminate our property management agreement and certain services under our administrative services agreement;

•	unfavorable changes in laws or regulations impacting our business or our assets; and

•	factors that could affect our ability to qualify as a real estate investment trust.
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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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
Overview
At March 31, 2014, we owned interests in 38 operating properties with approximately 15.5 million rentable square feet.  At March 31, 2013, we owned interests in 48 operating properties with approximately 19.8 million rentable square feet. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. In the past few years, our earnings have been negatively impacted by the economic downturn that began in late 2008. Although the United States economy began to show signs of recovery in 2010, that recovery has been slow and uncertain. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy and only recently begun its recovery. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants are reluctant to make long-term lease commitments and are focused on using less space per employee. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
At the beginning of 2014, we established the following four key objectives for the year, which we believe will help us move closer to meeting our long-term goals to maximize stockholder value, lay the groundwork for future increases in distributable cash flow and position the Company to provide liquidity opportunities to our stockholders. These four objective are to: (1) lease the portfolio and increase occupancy in an effort to drive internal growth for future years; (2) sharpen our geographic focus through the sale of certain properties that we do not view as strategic; (3) mitigate a portion of the future interest rate and refinancing risk from the approximately $1.2 billion of debt maturing in 2015 and 2016 and (4) redeploy capital in an accretive manner to provide for external growth.
Lease the Portfolio and Increase Occupancy
Leasing was a key area of focus for us during 2013 and it will continue to be in 2014 as we strive to increase occupancy. In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 38 operating properties are comprised of approximately 15.5 million rentable square feet in total and, after adjustment for our ownership interest, equate to approximately 14.4 million rentable square feet. Different factors drive leasing and occupancy amounts each quarter, including markets where leasing occurs and the type of lease. For example, leasing costs associated with a new lease are typically higher than costs for a renewal or expansion lease.

During the three months ended March 31, 2014, expiring leases comprised approximately 863,000 square feet.  We executed renewals, expansions, and new leases totaling approximately 675,000 square feet at weighted average net rental rates that were lower than expiring rents by approximately $0.65 per square foot per year, or 5%. Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. During the three months ended March 31, 2013, expiring leases comprised approximately 681,000 square feet, and we executed renewals, expansions, and new leases totaling approximately 875,000 square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.46 per square foot per year, or 3%.
The weighted average leasing costs for renewals, expansions, and new leases executed for the three months ended March 31, 2014, was approximately $12.24 per square foot as compared to approximately $25.75 per square foot for the three months ended March 31, 2013. The weighted average lease term for renewals, expansions, and new leases executed in the three months ended March 31, 2014, was approximately 5.8 years as compared to approximately 6.1 years for the three months ended March 31, 2013.
During the three months ended March 31, 2014, renewals were approximately 496,000 square feet with weighted average net rental rates that were lower than expiring rents by approximately $0.94 per square foot per year, or 8%, weighted average leasing costs of approximately $7.43 per square foot, and a weighted average lease term of approximately 6.1 years. During the three months ended March 31, 2014, our lease renewals represented 57% of expiring leases and of expiring square feet.
During the three months ended March 31, 2014, expansions were approximately 42,000 square feet with weighted average net rental rates that exceed previous rents by approximately $1.96 per square foot per year, or 16%, weighted average leasing costs of approximately $11.27 per square foot and a weighted average lease term of approximately 4.4 years.
During the three months ended March 31, 2014, new leases totaled approximately 137,000 square feet with weighted average net rental rates that were lower than previous rents by approximately $0.36 per square foot per year, or 2%, weighted average leasing costs of approximately $29.95 per square foot and a weighted average lease term of approximately 5.3 years.
As expected, we experienced downward pressure on occupancy in the first quarter of 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following an expiration. Our portfolio occupancy was 85% at March 31, 2014, as compared to 87% at December 31, 2013. We have approximately 759,000 square feet of scheduled lease expirations in 2014 and will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. We expect to continue to experience downward pressure on occupancy through the second quarter of 2014, but anticipate positive movement in our occupancy in the second half of the year. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.
Sharpen Our Geographic Focus
When we believe market conditions are advantageous to us, we intend to continue our efforts to sharpen our geographic focus by reducing our exposure in one or more of our remaining markets that we do not view as strategic. Specifically, with respect to our properties located in Burbank, California; Cherry Hill, New Jersey; Cleveland and Columbus, Ohio; Manchester, New Hampshire; St. Paul, Minnesota; and Worcester, Massachusetts, we intend to evaluate opportunities to unencumber these assets in advance of their scheduled debt maturities and to further solidify their occupancies in order to position these properties for disposition.
Mitigate Interest Rate and Refinancing Risk
Approximately 82% of our debt, including our share of the debt maturing at our unconsolidated subsidiaries, matures before the end of 2016. This includes approximately $26.4 million, $412.0 million, and $832.7 million of debt maturing in 2014, 2015, and 2016, respectively. The weighted average interest rate on this debt is approximately 6.08%, 5.20%, and 5.72% in 2014, 2015, and 2016, respectively. Current interest rates for commercial office properties are significantly lower than our current average interest rates, and with the threat of rising interest rates one of our objectives for 2014 is to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber properties that we do not view as strategic in anticipation of future sale, (2) pre-paying debt obligations in limited instances in order to secure new long-term financing or to simplify property dispositions, and (3) selling certain properties that we do not view as strategic and transferring the related debt obligations to the purchaser.
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
If market conditions stabilize or improve and we are successful with our efforts under our strategic plan, we believe we can achieve an increase in our estimated value per share and provide distributable cash flow, both of which are important objectives to us and our stockholders. Further, our management and board continue to review various alternatives that may create future liquidity for our stockholders since our common stock is not listed on a national exchange. Prior to February 2017, our management and board of directors anticipate either listing our common stock on a national securities exchange or commencing liquidation of our assets. In the event we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.
Results of Operations

During the year ended December 31, 2013, we disposed of eleven consolidated properties. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and are excluded from the discussions below. Primarily, the discussion below includes our consolidated operating properties owned and operating for the entirety of the current and comparable periods, also referred to as “same store” properties.
Three months ended March 31, 2014, as compared to the three months ended March 31, 2013
Rental Revenue.  Rental revenue for the three months ended March 31, 2014, was approximately $83.8 million as compared to approximately $86.3 million for the three months ended March 31, 2013, and was generated by our consolidated real estate properties. The $2.5 million decrease was primarily as a result of a decrease in portfolio occupancy resulting in a reduction of approximately $2.5 million, a decrease in straight-line rent adjustments of approximately $0.7 million, a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.2 million, and decreases in other revenue of approximately $0.7 million. These decreases were partially offset by an increase of approximately $1.1 million due to rental rate increases and a reduction in free rent concessions of approximately $0.5 million.
Property Operating Expenses. Property operating expenses for the three months ended March 31, 2014, were approximately $29.8 million as compared to approximately $26.4 million for the three months ended March 31, 2013, and were comprised of property operating expenses from our consolidated real estate properties. The $3.4 million increase was primarily a result of an increase in utilities of approximately $1.2 million, repairs and maintenance of approximately $0.6 million, demolition costs to remove unusable tenant improvements from vacant space in preparation for future leasing of approximately $0.4 million, and increases in other expenses, including bad debt expense and other administrative expenses.
Interest Expense.  Interest expense for the three months ended March 31, 2014, was approximately $21.1 million as compared to approximately $27.4 million for the three months ended March 31, 2013, and was comprised of interest expense, amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $6.3 million decrease was primarily due to lower overall borrowings.
Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2014, were approximately $12.7 million as compared to approximately $12.3 million for the three months ended March 31, 2013, and were comprised of real estate taxes from our consolidated real estate properties. The $0.4 million increase is primarily due to higher property tax rates and value assessments at certain properties.
Property Management Fees. Property management fees for the three months ended March 31, 2014, were approximately $2.5 million as compared to approximately $2.6 million for the three months ended March 31, 2013, and were comprised of property management fees related to consolidated properties.
Asset Impairment Losses. Asset impairment losses for the three months ended March 31, 2014 were approximately $8.2 million and were comprised of impairment of a property due to a change in management's estimates of the intended hold period. We had no impairment losses for the three months ended March 31, 2013.
General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2014, were approximately $4.7 million as compared to approximately $4.6 million for the three months ended March 31, 2013, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of BHT Advisors.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2014, was approximately $34.6 million as compared to approximately $35.4 million for the three months ended March 31, 2013, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $0.8 million decrease is primarily due to lower acquired lease intangible amortization.
Equity in Earnings (Losses) of Investments.  Equity in earnings of investments for the three months ended March 31, 2014, was approximately $0.1 million as compared to equity in losses of investments of approximately $0.8 million for the three months ended March 31, 2013, and was comprised of our share of equity in the income and losses of unconsolidated investments. The $0.9 million increase is primarily due to higher income at the Wanamaker Building in 2014.
Cash Flow Analysis
Three months ended March 31, 2014, as compared to three months ended March 31, 2013
Cash flows used in operating activities were approximately $6.5 million for the three months ended March 31, 2014, as compared to approximately $11.2 million for the three months ended March 31, 2013.  The $4.7 million decrease in cash flows used by operating activities is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $13.3 million less net cash outflows from working capital assets and liabilities in 2014 compared to 2013; (2) the factors discussed in our analysis of results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, which resulted in approximately $8.1 million less cash received from the results of our consolidated real estate property operations, net of interest expense, and general and administrative expenses;  and (3) an increase in cash paid for lease commissions and other lease intangibles of approximately $0.5 million.
Cash flows used in investing activities for the three months ended March 31, 2014, were approximately $23.7 million and were primarily comprised of monies used to fund capital expenditures for existing real estate and real estate under development.  During the three months ended March 31, 2013, cash flows provided by investing activities were approximately $65.5 million and were primarily comprised of proceeds from the sale of properties of approximately $74.8 million, return of investments of approximately $8.4 million and a change in restricted cash of approximately $7.4 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $23.6 million.
Cash flows provided by financing activities for the three months ended March 31, 2014, were approximately $3.7 million and were comprised primarily of proceeds from, net of payments on, notes payable.  During the three months ended March 31, 2013, cash flows used in financing activities were approximately $23.3 million and were comprised of payments on, net of proceeds from, notes payable.
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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three months ended March 31, 2014 and 2013, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders. The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$(29,657)	$3,978
Net (income) loss attributable to noncontrolling interests	43	(12)
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	34,622	43,857
Real estate depreciation and amortization from unconsolidated properties	1,301	1,493
Real estate depreciation and amortization from noncontrolling interests	—	(168)
Impairment of depreciable real estate assets	8,225	—
Gain on sale or transfer of depreciable real estate	—	(19,832)
Noncontrolling interest (OP units) share of above adjustments	(64)	(37)
FFO attributable to common stockholders	14,470	29,279
Adjustments (1) (2):
Acquisition expenses	—	95
Straight-line rent adjustment	(1,765)	(3,197)
Amortization of above- and below-market rents, net	(1,250)	(2,408)
Net gain on troubled debt restructuring and early extinguishment of debt	—	(7,660)
Noncontrolling interest (OP units) share of above adjustments	4	19
MFFO attributable to common stockholders	$11,459	$16,128
Weighted average common shares outstanding - basic	299,229	299,192
Weighted average common shares outstanding - diluted (3)	299,940	299,425
Net income (loss) per common share - basic and diluted (3)	$(0.10)	$0.01
FFO per common share - basic and diluted	$0.05	$0.10
MFFO per common share - basic and diluted	$0.04	$0.05
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net income (loss) per common share.
FFO attributable to common stockholders for the three months ended March 31, 2014, was approximately $14.5 million as compared to approximately $29.3 million for the three months ended March 31, 2013, a decrease of approximately $14.8 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $15.3 million.  This decrease was partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $0.5 million primarily related to the following factors:

•	lower interest expense of approximately $6.3 million; and

•	an increase in the equity of earnings from our unconsolidated properties of approximately $0.7 million;

partially offset by:

•	a net increase in property operating expenses, real estate taxes and property management fees of approximately $3.8 million; and
•a decrease in revenue of approximately $2.6 million.
MFFO attributable to common stockholders for the three months ended March 31, 2014, was approximately $11.5 million as compared to approximately $16.1 million for the three months ended March 31, 2013, a decrease of approximately $4.6 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $6.1 million. This decrease was partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $1.5 million primarily related to the following factors:
•lower interest expense of approximately $6.3 million; and

•	an increase in the equity of earnings from our unconsolidated properties of approximately $0.8 million;
partially offset by:

•	a net increase in property operating expenses, real estate taxes and property management fees of approximately $3.8 million; and
•a decrease in revenue of approximately $1.7 million.
For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 21.
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

The table below presents our Same Store Cash NOI with a reconciliation to net income (loss) for the three months ended March 31, 2014 and 2013 (in thousands). The same store properties for this comparison consist of 36 properties and 13.5 million square feet.

	Three Months Ended
	March 31, 2014	March 31, 2013
Same Store Revenue:
Rental revenue	$83,767	$86,051
Less:
Straight-line rent revenue adjustment	(1,562)	(2,217)
Amortization of above- and below-market rents, net	(1,154)	(1,346)
Lease termination fees	(195)	(109)
	80,856	82,379

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	29,090	25,892
Real estate taxes	12,726	12,262
Property management fees	2,541	2,548
Property Expenses	44,357	40,702

Same Store Cash NOI	$36,499	$41,677

Reconciliation of net income (loss) to Same Store Cash NOI
Net income (loss)	$(29,657)	$3,978
Adjustments to reconcile net income (loss) to Same Store Cash NOI:
Interest expense	21,081	27,422
Asset impairment losses	8,225	—
Tenant improvement demolition costs	746	391
General and administrative	4,695	4,636
Depreciation and amortization	34,622	35,402
Interest and other income	(246)	(536)
Provision (benefit) for income taxes	68	(39)
Equity in (earnings) losses of investments	(88)	798
Income from discontinued operations	(36)	(10,500)
Gain on sale or transfer of assets	—	(16,102)
Net operating income of non same store properties	—	(101)
Straight-line rent revenue adjustment	(1,562)	(2,217)
Amortization of above- and below-market rents, net	(1,154)	(1,346)
Lease termination fees	(195)	(109)
Same Store Cash NOI	$36,499	$41,677
Quarter over Quarter change	(12.4)%

Same Store Cash NOI decreased approximately $5.2 million, or 12.4%, from the quarter ended March 31, 2013, to the quarter ended March 31, 2014. For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 21.
Liquidity and Capital Resources
General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness including repaying or refinancing our outstanding indebtedness as it matures, and capital improvements to our properties including commitments for future tenant improvements. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy the past few years, access to capital resources has been challenging, and management has been focused on managing our capital resources.

Current Liquidity

As of March 31, 2014, we had cash and cash equivalents of approximately $31.3 million and restricted cash of approximately $51.1 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $419.2 million for April 2014 through March 2015, including our contractual obligations such as our principal and interest payments for debt maturing during that period. At projected operating levels, we anticipate that revenue from our properties over the same period will generate approximately $333.0 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings and proceeds from the sale of properties.
Liquidity Strategies

We will also need to generate additional funds for long-term liquidity requirements, including our share of 2015 and 2016 debt maturities of approximately $412.0 million and $832.7 million, respectively. Our expected actual and potential liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from our available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from asset dispositions, and proceeds from public or private issuances of debt or equity securities.

One of our liquidity strategies is to sell or otherwise dispose of certain properties. We believe that selling or otherwise disposing of certain properties that we do not view as strategic, or located in markets that we do not view as strategic, can help us to either (1) generate cash when we believe the property being disposed has equity value above the mortgage debt or (2) preserve cash through the sale or other disposition of properties with negative cash flow or other potential near-term cash outlay requirements. There can be no assurance that future dispositions will occur, or, if they do occur, that they will help us achieve these liquidity objectives.
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
Notes Payable

Our notes payable was approximately $1.5 billion in principal amount at March 31, 2014. As of March 31, 2014, all of our outstanding debt is fixed rate debt, with the exception of our construction loan for Two BriarLake Plaza, which has an outstanding balance of approximately $25.2 million. At March 31, 2014, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.04% to 6.22%. Included in our notes payable balance, we also have an approximately $14.8 million property-related mezzanine loan with a stated annual interest rate at March 31, 2014, of 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.68%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2014, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from September 2014 to August 2021.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings under a revolving line of credit of up to $260.0 million, based on meeting certain financial thresholds. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate. The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%. All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of six properties owned by certain of our subsidiaries. As of March 31, 2014, borrowings capacity under the facility was limited based on certain financial thresholds to approximately $234.5 million and there were no borrowings outstanding.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. As of March 31, 2014, we had approximately $25.2 million of debt that bears interest at a variable rate. A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.3 million. A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of less than $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Plaintiffs alleged that (1) the Directors each individually breached various fiduciary duties purportedly owed to Plaintiffs, (2) the Directors violated Sections 14(a) and (e) and Rules 14a-9 and 14e-2(b) of and under federal securities law and (3) the defendants were unjustly enriched by the purported failures to provide complete and accurate disclosure regarding, among other things, the value of our common stock and the source of funds used to pay distributions.
On March 27, 2014, the United States District Court for the Northern District of Texas granted the motion to dismiss the lawsuit with prejudice from which no appeal was taken.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

TIER REIT, INC.
Dated: May 1, 2014	By:	/s/ James E. Sharp
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
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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