Form 10-Q
period 2014-06-30
TIER REIT INC
filed 2014-08-01
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

As of July 31, 2014, TIER REIT, Inc. had 299,975,476 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended June 30, 2014

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Real estate
Land	$316,897	$317,632
Buildings and improvements, net	1,644,088	1,668,799
Real estate under development	68,730	51,144
Total real estate	2,029,715	2,037,575
Cash and cash equivalents	1,183	57,786
Restricted cash	47,404	49,719
Accounts receivable, net	99,272	97,184
Prepaid expenses and other assets	7,234	5,594
Investments in unconsolidated entities	41,443	41,762
Deferred financing fees, net	8,101	9,978
Lease intangibles, net	127,010	134,364
Other intangible assets, net	2,203	2,263
Total assets	$2,363,565	$2,436,225
Liabilities and equity
Liabilities
Notes payable	$1,470,951	$1,490,367
Accounts payable	6,549	7,305
Payables to related parties	1,650	2,034
Acquired below-market leases, net	21,318	24,570
Accrued liabilities	84,696	89,767
Deferred tax liabilities	923	1,313
Other liabilities	20,686	17,610
Total liabilities	1,606,773	1,632,966
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	2,700
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,264,100 and 299,191,861 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	30	30
Additional paid-in capital	2,647,190	2,646,741
Cumulative distributions and net loss attributable to common stockholders	(1,893,932)	(1,847,039)
Stockholders’ equity	753,288	799,732
Noncontrolling interests	804	827
Total equity	754,092	800,559
Total liabilities and equity	$2,363,565	$2,436,225

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Rental revenue	$85,044	$87,196	$168,811	$173,532
Expenses
Property operating expenses	27,095	26,580	56,931	53,003
Interest expense	21,335	27,354	42,416	54,776
Real estate taxes	12,626	12,653	25,352	24,954
Property management fees	2,526	2,575	5,067	5,128
Asset impairment losses	—	—	8,225	—
General and administrative	4,606	4,120	9,301	8,756
Depreciation and amortization	35,120	36,283	69,742	71,685
Total expenses	103,308	109,565	217,034	218,302
Interest and other income	94	87	340	623
Loss from continuing operations before income taxes, equity in operations of investments and gain on sale of assets	(18,170)	(22,282)	(47,883)	(44,147)
Benefit (provision) for income taxes	59	(125)	(9)	(86)
Equity in earnings (losses) of investments	795	520	883	(278)
Loss from continuing operations before gain on sale of assets	(17,316)	(21,887)	(47,009)	(44,511)
Discontinued operations
Income from discontinued operations	16	731	52	7,501
Gain on sale or transfer of discontinued operations	—	988	—	4,718
Income from discontinued operations	16	1,719	52	12,219
Gain on sale of assets	—	—	—	16,102
Net loss	(17,300)	(20,168)	(46,957)	(16,190)
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	25	30	68	41
Noncontrolling interests in discontinued operations	(4)	1	(4)	(22)
Net loss attributable to common stockholders	$(17,279)	$(20,137)	$(46,893)	$(16,171)
Basic and diluted weighted average common shares outstanding	299,264,100	299,191,861	299,246,539	299,191,861
Basic and diluted income (loss) per common share:
Continuing operations	$(0.06)	$(0.07)	$(0.16)	$(0.09)
Discontinued operations	—	—	—	0.04
Basic and diluted loss per common share	$(0.06)	$(0.07)	$(0.16)	$(0.05)
Net income (loss) attributable to common stockholders:
Continuing operations	$(17,291)	$(21,857)	$(46,941)	$(28,368)
Discontinued operations	12	1,720	48	12,197
Net loss attributable to common stockholders	$(17,279)	$(20,137)	$(46,893)	$(16,171)
Comprehensive income (loss):
Net loss	$(17,300)	$(20,168)	$(46,957)	$(16,190)
Other comprehensive income: unrealized gain on interest rate derivatives	—	347	—	605
Comprehensive loss	(17,300)	(19,821)	(46,957)	(15,585)
Comprehensive loss attributable to noncontrolling interests	21	31	64	18
Comprehensive loss attributable to common stockholders	$(17,279)	$(19,790)	$(46,893)	$(15,567)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Common Stock		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital
For the six months ended June 30, 2014
Balance at January 1, 2014	299,192	$30	$2,646,741	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	(46,893)	—	(64)	(46,957)
Share based compensation, net	72	—	449	—	—	74	523
Distributions declared	—	—	—	—	—	(33)	(33)
Balance at June 30, 2014	299,264	$30	$2,647,190	$(1,893,932)	$—	$804	$754,092

For the six months ended June 30, 2013
Balance at January 1, 2013	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net loss	—	—	—	(16,171)	—	(19)	(16,190)
Unrealized gain on interest rate derivatives	—	—	—	—	604	1	605
Share based compensation, net	—	—	321	—	—	4	325
Distributions declared	—	—	—	—	—	(4)	(4)
Balance at June 30, 2013	299,192	$30	$2,646,315	$(1,878,762)	$(1,072)	$5,610	$772,121

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(46,957)	$(16,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment losses	8,225	4,879
Gain on sale of assets	—	(16,102)
Gain on sale or transfer of discontinued operations	—	(4,718)
Gain on troubled debt restructuring	—	(14,691)
Loss on early extinguishment of debt	—	1,365
Loss on derivatives	—	174
Amortization of restricted shares and units	665	325
Depreciation and amortization	69,742	87,772
Amortization of lease intangibles	19	194
Amortization of above- and below-market rent	(2,263)	(4,590)
Amortization of deferred financing and mark-to-market costs	1,362	3,462
Equity in (earnings) losses of investments	(883)	278
Ownership portion of management and financing fees from unconsolidated companies	243	671
Distributions from investments	211	—
Change in accounts receivable	(2,088)	(4,632)
Change in prepaid expenses and other assets	(1,203)	(3,115)
Change in lease commissions	(6,676)	(7,174)
Change in other lease intangibles	(743)	(2,389)
Change in accounts payable	(1,424)	(220)
Change in accrued liabilities	(6,220)	(13,636)
Change in other liabilities	441	802
Change in payables to related parties	(146)	(149)
Cash provided by operating activities	12,305	12,316

Cash flows from investing activities
Return of investments	749	8,400
Investments in unconsolidated entities	—	(1,500)
Capital expenditures for real estate	(35,200)	(30,308)
Capital expenditures for real estate under development	(17,088)	(11,134)
Proceeds from sale of discontinued operations	—	74,682
Change in restricted cash	2,315	7,330
Cash (used in) provided by investing activities	(49,224)	47,470

Cash flows from financing activities
Financing costs	(38)	(6)
Proceeds from notes payable	15,859	19,000
Payments on notes payable	(35,314)	(52,337)
Payments on capital lease obligations	(17)	—
Transfer of common stock	(141)	—
Distributions to noncontrolling interests	(33)	(4)
Cash used in financing activities	(19,684)	(33,347)

Net change in cash and cash equivalents	(56,603)	26,439
Cash and cash equivalents at beginning of period	57,786	9,746
Cash and cash equivalents at end of period	$1,183	$36,185

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of June 30, 2014, we owned interests in 38 operating properties and one development property located in 15 states and the District of Columbia.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2014, and December 31, 2013, and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended June 30, 2014 and 2013, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2014, and December 31, 2013, and our results of operations and our cash flows for the periods ended June 30, 2014 and 2013.  These adjustments are of a normal recurring nature.

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

Real Estate

As of June 30, 2014, and December 31, 2013, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of June 30, 2014
Cost	$2,266,807	$296,182	$19,171	$(72,839)
Less: accumulated depreciation and amortization	(622,719)	(174,401)	(13,942)	51,521
Net	$1,644,088	$121,781	$5,229	$(21,318)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2013
Cost	$2,255,384	$305,233	$19,264	$(76,750)
Less: accumulated depreciation and amortization	(586,585)	(177,088)	(13,045)	52,180
Net	$1,668,799	$128,145	$6,219	$(24,570)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of July 2014 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

July - December 2014	$6,386
2015	$9,305
2016	$6,362
2017	$3,816
2018	$3,025

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third-party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the six months ended June 30, 2014 and 2013, we recorded non-cash impairment charges of approximately $8.2 million and $4.9 million, respectively, related to the impairment of consolidated real estate assets.

The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management's estimates of the intended hold periods.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the six months ended June 30, 2014 or 2013.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Straight-line rental revenue receivable	$91,109	$88,370
Tenant receivables	8,450	9,389
Non-tenant receivables	1,012	714
Allowance for doubtful accounts	(1,299)	(1,289)
Total	$99,272	$97,184

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cost	$26,057	$26,044
Less: accumulated amortization	(17,956)	(16,066)
Net	$8,101	$9,978

 Other Intangible Assets, net

Other intangible assets consists of a ground lease on one of our properties. As of June 30, 2014, and December 31, 2013, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Cost	$2,978	$2,978
Less: accumulated amortization	(775)	(715)
Net	$2,203	$2,263

We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of December 2032.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

July - December 2014	$59
2015	$119
2016	$119
2017	$119
2018	$119

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended June 30, 2014 and 2013, was approximately $1.4 million and $2.1 million, respectively, and includes amounts recognized in discontinued operations.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2014 and 2013, was approximately $2.9 million and $5.0 million, respectively, and includes amounts recognized in discontinued operations. As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2014 and 2013, was approximately $1.1 million and $2.3 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2014 and 2013, was approximately $2.3 million and $4.6 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended June 30, 2014 and 2013, we recognized lease termination fees of approximately $0.7 million and $0.2 million, which includes amounts recognized in discontinued operations.  For the six months ended June 30, 2014 and 2013, we recognized lease termination fees of approximately $0.9 million, and $0.3 million which includes amounts recognized in discontinued operations.

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

As of June 30, 2014, we have deferred tax liabilities of approximately $0.9 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.  At December 31, 2013, we had deferred tax liabilities of approximately $1.3 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.

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

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

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

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2014, and December 31, 2013, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of June 30, 2014, and December 31, 2013, are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable	$1,470,951	$1,478,157	$1,490,367	$1,510,691

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

During the six months ended June 30, 2014, we recorded impairment losses of approximately $8.2 million. The following table summarizes those assets which were measured at fair value and impaired during 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2014
Real estate	$42,000	$—	$—	$42,000	$(8,225)

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment during the six months ended June 30, 2014 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Rate
Real estate on which impairment losses were recognized	$42,000	Discounted Cash Flow	Discount rate	10%
			Terminal capitalization rate	9%
			Market rent growth rate	2%
			Expense growth rate	2% to 3%

5.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of our noncontrolling interests in certain properties. The following is a summary of our investments in unconsolidated entities as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Property Name	Ownership Interest	Ownership Interest	June 30, 2014	December 31, 2013
Wanamaker Building	60.00%	60.00%	$39,530	$39,229
Paces West	10.00%	10.00%	874	1,038
200 South Wacker (1)	9.87%	9.87%	1,039	1,495
Total			$41,443	$41,762
_________________
(1) We continue to own an investment in the entity that sold the 200 South Wacker property in December 2013, but there are no ongoing operations related to the investment. As a result of the sale, based on the operating agreement, our economic interest in the entity was promoted to 30%.

For the three months ended June 30, 2014 and 2013, we recorded approximately $0.8 million and $0.5 million in equity in earning of investments, respectively.  For the six months ended June 30, 2014 and 2013, we recorded approximately $0.9 million in equity in earnings and $0.3 million in equity in losses of investments, respectively.  Our equity in earnings (losses) of investments for the three and six months ended June 30, 2014 and 2013, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership. For the six months ended June 30, 2014 and 2013, we recorded approximately $1.0 million and $8.4 million of distributions from our investments in unconsolidated entities.

6.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the six months ended June 30, 2014, we capitalized a total of approximately $17.6 million for the development of Two BriarLake Plaza, including approximately $1.2 million in interest.  For the six months ended June 30, 2013, we capitalized a total of approximately $14.6 million for the development of Two BriarLake Plaza, including approximately $0.4 million in interest.  Total real estate under development at June 30, 2014, was approximately $68.7 million. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of June 30, 2014, approximately $32.6 million has been drawn on the loan.

7.          Notes Payable

Our notes payable was approximately $1.5 billion in principal amount at June 30, 2014.  As of June 30, 2014, all of our outstanding debt is fixed rate debt, with the exception of our construction loan for Two BriarLake Plaza which has an outstanding balance of approximately $32.6 million.  At June 30, 2014, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.04% to 6.22%. Included in our notes payable balance, we also have an approximately $14.8 million property-related mezzanine loan with a stated annual interest rate at June 30, 2014, of 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.65%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2014, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from January 2015 to August 2021.

The following table summarizes our notes payable as of June 30, 2014 (in thousands):

Principal payments due in:
July - December 2014	$9,208
2015	411,209
2016	828,795
2017	130,021
2018	1,622
Thereafter	90,119
Unamortized discount	(23)
Total	$1,470,951

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for borrowings under a revolving line of credit of up to $260.0 million, based on meeting certain financial thresholds. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate.  The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%.  All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of six properties owned by certain of our subsidiaries. As of June 30, 2014, borrowings capacity under the facility was limited based on certain financial thresholds to approximately $206.6 million and there were no borrowings outstanding.

8.          Equity

Limited Partnership Units

At June 30, 2014, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

 On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  The maximum redemption value of the Series A Convertible Preferred Stock at June 30, 2014, is not greater than the fair value of these shares estimated at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of June 30, 2014, we had outstanding options held by our independent directors to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69 per share. These options have a maximum term of 10 years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. As of June 30, 2014, we had 73,122 restricted stock units outstanding, held by our independent directors. We issued 35,715 restricted stock units on June 18, 2014 with a grant price of $4.20 per unit. These units vest on July 19, 2015. We issued 37,407 restricted stock units on June 21, 2013 with a grant price of $4.01 per unit. These units vest on July 22, 2014. Subsequent to the vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2015 to June 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. The restricted units were anti-dilutive to earnings per share for each period presented.

Restricted stock. As of June 30, 2014, we had 711,376 shares of restricted stock outstanding, held by employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date.  Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.   The following is a summary of the number of shares of restricted stock outstanding as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Outstanding at the beginning of the year	423,325	—
Issued (1)	450,065	429,560
Forfeiture	(56,183)	(6,235)
Restrictions lapsed (2)	(105,831)	—
Outstanding at the end of the period	711,376	423,325
_____________
(1) Shares issued in 2014 had a grant price of $4.20 per share. Shares issued in 2013 had a grant price of $4.01 per share.
(2) 33,592 of these shares were surrendered to pay withholding tax.

9.              Related Party Arrangements

We purchase certain services from BHT Advisors, LLC (“BHT Advisors”), such as human resources, shareholder services, and information technology. We also pay BHT Advisors acquisition and debt financing fees related to the development of Two BriarLake Plaza. HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current board members, Messrs. Robert S. Aisner, and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

The following is a summary of the related party fees and costs we incurred with these entities during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
BHT Advisors, acquisition fees	$195	$140	$402	$298
BHT Advisors, cost of services provided	514	622	1,154	1,242
HPT Management, property and construction management fees	2,788	3,305	5,582	6,797
HPT Management, reimbursement of costs and expenses	4,760	5,476	9,257	11,106
Total	$8,257	$9,543	$16,395	$19,443

Expensed	$7,760	$9,139	$15,403	$18,490
Capitalized to real estate under development	195	140	402	298
Capitalized to buildings and improvements, net	302	264	590	655
Total	$8,257	$9,543	$16,395	$19,443

At June 30, 2014, and December 31, 2013, we had payables to related parties of approximately $1.7 million and $2.0 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

10.          Commitments and Contingencies

As of June 30, 2014, we had commitments of approximately $56.6 million for future tenant improvements, leasing commissions and completing renovations at a recently disposed property.

We have Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our Chief Executive Officer and President; Dallas E. Lucas, our Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement ends on May 31, 2017, provided that the term will automatically continue for an additional one year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company terminated all of these agreements as of June 30, 2014, we would recognize approximately $9.1 million in compensation expense (without regard to any potential reductions required under the Employment Agreements for amounts in excess of thresholds set forth in Section 280G of the Code).

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
Plaintiffs named us, Behringer Harvard Holdings, LLC, our previous sponsor, as well as the directors at the time of the allegations: Robert M. Behringer, Robert S. Aisner, Ronald Witten, Charles G. Dannis and Steven W. Partridge (individually a “Director” and collectively the “Directors”) and Scott W. Fordham, the Company’s Chief Executive Officer and President, and James E. Sharp, the Company’s Chief Accounting Officer (collectively, the “Officers”), as defendants. In the amended complaint filed on February 1, 2013, the Officers were dismissed from the consolidated suit.
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

11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Interest paid, net of amounts capitalized	$39,664	$52,046
Income taxes paid	$848	$1,177
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$22,089	$14,166
Transfer of real estate and lease intangibles through cancellation of debt	$—	$13,436
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$60,660
Non-cash financing activities:
Assumption of debt by unconsolidated joint venture	$—	$82,291
Mortgage notes assumed by purchaser	$—	$24,250
Cancellation of debt through transfer of real estate	$—	$11,333
Cancellation of debt through discounted payoff	$—	$9,530

12.          Discontinued Operations

During the year ended December 31, 2013, we disposed of eleven consolidated properties. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, as summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Rental revenue	$(20)	$18,702	$(113)	$40,442
Expenses
Property operating expenses	21	5,080	62	12,098
Interest expense	—	2,335	—	5,582
Real estate taxes	(57)	3,312	(227)	6,547
Asset impairment losses	—	4,879	—	4,879
Property management fees	—	496	—	1,073
Depreciation and amortization	—	7,505	—	16,087
Total expenses	(36)	23,607	(165)	46,266
Provision for income taxes	—	—	—	(1)
Gain on troubled debt restructuring	—	6,998	—	14,691
Loss on early extinguishment of debt	—	(1,365)	—	(1,365)
Interest and other income	—	3	—	—
Income from discontinued operations	$16	$731	$52	$7,501

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance, and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees, and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot, and the period required to lease the property up to its occupancy at acquisition as if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue.  These variances could be material to our financial statements.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third-party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer, and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment.

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

We undergo continuous evaluations of property level performance, credit market conditions, and financing options.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.
Overview
At June 30, 2014, we owned interests in 38 operating properties with approximately 15.5 million rentable square feet.  At June 30, 2013, we owned interests in 44 operating properties with approximately 19.1 million rentable square feet. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. In the past few years, our earnings have been negatively impacted by the economic downturn of late 2008 and 2009. Although the United States economy began to show signs of recovery in 2010, that recovery has been slow and uncertain. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy and only recently begun its recovery. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants are reluctant to make long-term lease commitments and are focused on using less space per employee. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
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
At the beginning of 2014, we established the following four key objectives for the year, which we believe will help us move closer to meeting our long-term goals to maximize stockholder value, lay the groundwork for future increases in distributable cash flow and position the Company to provide liquidity opportunities to our stockholders. These four objectives are to: (1) lease the portfolio and increase occupancy in an effort to drive internal growth for future years; (2) sharpen our geographic focus through the sale of certain properties that we do not view as strategic; (3) mitigate a portion of the future interest rate and refinancing risk from the approximately $1.2 billion of debt maturing in 2015 and 2016; and (4) redeploy capital in an accretive manner to provide for external growth.
Lease the Portfolio and Increase Occupancy
Leasing is a key area of focus for us during 2014 as we strive to increase occupancy. As projected, we experienced downward pressure on occupancy in the first half of 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following an expiration. Our portfolio occupancy was 86% at June 30, 2014, as compared to 87% at December 31, 2013. We have approximately 527,000 square feet of scheduled lease expirations in the second half of 2014 and will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. We anticipate positive movement in our occupancy in the second half of the year. If free rent and other tenant concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 38 operating properties are comprised of approximately 15.5 million rentable square feet in total and, after adjustment for our proportionate ownership interest, equate to approximately 14.4 million rentable square feet. Different factors drive leasing and occupancy amounts each quarter, including the type of lease and the markets in which leasing occurs. For example, leasing costs associated with a new lease are typically higher than costs for a renewal or expansion lease.

During the three months ended June 30, 2014, expiring leases comprised approximately 386,000 square feet.  We executed renewals, expansions, and new leases totaling approximately 447,000 square feet at weighted average net rental rates that were lower than expiring rents by approximately $1.19 per square foot per year, or 7%. Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. During the three months ended June 30, 2013, expiring leases comprised approximately 516,000 square feet, and we executed renewals, expansions, and new leases totaling approximately 482,000 square feet at weighted average net rental rates that were lower than expiring rents by approximately $0.21 per square foot per year, or 2%.
The weighted average leasing costs for renewals, expansions, and new leases executed for the three months ended June 30, 2014, was approximately $35.87 per square foot as compared to approximately $22.10 per square foot for the three months ended June 30, 2013. The weighted average lease term for renewals, expansions, and new leases executed in the three months ended June 30, 2014, was approximately 8.3 years as compared to approximately 5.3 years for the three months ended June 30, 2013.
During the three months ended June 30, 2014, renewals were approximately 151,000 square feet with weighted average net rental rates that were lower than expiring rents by approximately $2.42 per square foot per year, or 12%, weighted average leasing costs of approximately $25.79 per square foot, and a weighted average lease term of approximately 7.9 years. During the three months ended June 30, 2014, our lease renewals represented 51% of expiring leases and 39% of expiring square feet.

During the three months ended June 30, 2014, expansions were approximately 37,000 square feet with weighted average net rental rates that exceed previous rents by approximately $2.06 per square foot per year, or 18%, weighted average leasing costs of approximately $17.96 per square foot, and a weighted average lease term of approximately 3.9 years.
During the three months ended June 30, 2014, new leases totaled approximately 259,000 square feet with weighted average net rental rates that were lower than previous rents by approximately $0.90 per square foot per year, or 6%, weighted average leasing costs of approximately $44.31 per square foot, and a weighted average lease term of approximately 9.1 years.
During the six months ended June 30, 2014, expiring leases comprised approximately 1.2 million square feet.  We executed renewals, expansions, and new leases totaling approximately 1.1 million square feet at weighted average net rental rates that were lower than expiring rents by approximately $0.86 per square foot per year, or 6%. During the six months ended June 30, 2013, expiring leases comprised approximately 1.2 million square feet, and we executed renewals, expansions, and new leases totaling approximately 1.4 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.21 per square foot per year, or 1%.
The weighted average leasing costs for renewals, expansions, and new leases executed for the six months ended June 30, 2014, was approximately $21.66 per square foot as compared to approximately $24.46 per square foot for the six months ended June 30, 2013. The weighted average lease term for renewals, expansions, and new leases executed in the six months ended June 30, 2014, was approximately 6.8 years as compared to approximately 5.8 years for the six months ended June 30, 2013.
During the six months ended June 30, 2014, renewals were approximately 647,000 square feet with weighted average net rental rates that were lower than expiring rents by approximately $1.28 per square foot per year, or 9%, weighted average leasing costs of approximately $11.71 per square foot, and a weighted average lease term of approximately 6.5 years. During the six months ended June 30, 2014, our lease renewals represented 54% of expiring leases and 52% of expiring square feet.
During the six months ended June 30, 2014, expansions were approximately 79,000 square feet with weighted average net rental rates that exceed previous rents by approximately $2.00 per square foot per year, or 17%, weighted average leasing costs of approximately $14.40 per square foot and a weighted average lease term of approximately 4.2 years.
During the six months ended June 30, 2014, new leases totaled approximately 396,000 square feet with weighted average net rental rates that were lower than previous rents by approximately $0.71 per square foot per year, or 5%, weighted average leasing costs of approximately $39.35 per square foot, and a weighted average lease term of approximately 7.8 years.
Sharpen Our Geographic Focus
When we believe market conditions are advantageous to us, we intend to continue our efforts to sharpen our geographic focus by reducing our exposure in one or more of our remaining markets that we do not view as strategic. Specifically, we are currently marketing properties located in Cleveland and Columbus, Ohio; Manchester, New Hampshire; and Worcester, Massachusetts to sell. We intend to evaluate opportunities to unencumber properties in other markets that we do not view as strategic in advance of their scheduled debt maturities and to further solidify their occupancies in order to position these properties for disposition. Finally, when we believe that market conditions are favorable, we may sell other properties and use the proceeds from these sales to acquire properties in markets that we view as strategic. There can be no assurance that future dispositions will occur.
Mitigate Interest Rate and Refinancing Risk
Approximately 81% of our debt, including our share of the debt maturing at our unconsolidated subsidiaries, matures before the end of 2016. We have no debt maturing in the second half of 2014. We have approximately $410.0 million and $838.3 million of debt maturing in 2015 and 2016, respectively. The weighted average interest rate on this debt is approximately 5.20% and 5.72% in 2015 and 2016, respectively. Current interest rates for commercial office properties are significantly lower than our current average interest rates, and with the threat of rising interest rates one of our objectives for 2014 is to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber properties that we do not view as strategic in anticipation of future sale, (2) pre-paying debt obligations in limited instances in order to secure new long-term financing or to simplify property dispositions, and (3) selling certain properties that we do not view as strategic and transferring the related debt obligations to the purchaser.

Redeploy Capital
Although our primary purposes for managing our capital resources are to have the necessary capital resources available for leasing space in our portfolio and refinancing our maturing debt, we believe we will have opportunities to create additional value through external growth by redeploying limited capital into strategic opportunities during the year. Our Two BriarLake Plaza development property, a 334,000 square foot Class A commercial office building in the Westchase district of Houston, Texas, is an example of how redeploying capital into a strategic opportunity can create value. The shell portion of the building was completed in June 2014 and we expect the remaining portion of major construction to be completed in the third quarter. During 2014, we may acquire on a limited basis well located, quality real estate assets within our strategic markets allowing us to create value by (1) enhancing the overall quality of our portfolio, (2) reducing the average age of our real estate assets, (3) leveraging the existing property management team thereby increasing the operating efficiencies at our properties, and (4) increasing our operating cash flow.
Results of Operations

During the year ended December 31, 2013, we disposed of eleven consolidated properties. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, and are excluded from the discussions below. Primarily, the discussion below includes our consolidated operating properties owned and operating for the entirety of the current and comparable periods, also referred to as “same store” properties.
Three months ended June 30, 2014, as compared to the three months ended June 30, 2013
Rental Revenue.  Rental revenue for the three months ended June 30, 2014, was approximately $85.0 million as compared to approximately $87.2 million for the three months ended June 30, 2013, and was generated by our consolidated real estate properties. The $2.2 million decrease was primarily as a result of a decrease in portfolio occupancy resulting in a reduction of approximately $2.7 million, a decrease in straight-line rent adjustments of approximately $0.5 million, and a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.2 million. These decreases were partially offset by an increase of approximately $1.0 million due to rental rate increases and increases in other revenue of approximately $0.2 million.
Property Operating Expenses. Property operating expenses for the three months ended June 30, 2014, were approximately $27.1 million as compared to approximately $26.6 million for the three months ended June 30, 2013, and were comprised of property operating expenses from our consolidated real estate properties. The $0.5 million increase was primarily a result of increases in expenses, including administrative and bad debt expense, of approximately $0.9 million and increases in repairs and maintenance of approximately $0.5 million, partially offset by a decrease of approximately $0.5 million in demolition costs to remove unusable tenant improvements from vacant space in preparation for future leasing and a decrease in utilities expense of approximately $0.4 million.
Interest Expense.  Interest expense for the three months ended June 30, 2014, was approximately $21.3 million as compared to approximately $27.4 million for the three months ended June 30, 2013, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $6.1 million decrease was primarily due to lower overall borrowings primarily related to the pay off of debt associated with our FOUR40 property in Chicago, Illinois, and the pay off of the outstanding balance on our credit facility in the fourth quarter of 2013.
General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2014, were approximately $4.6 million as compared to approximately $4.1 million for the three months ended June 30, 2013, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of BHT Advisors. The $0.5 million increase was primarily due to a reimbursement of legal expenses received in the prior year and a current year increase in executive and director recruiting fees and expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2014, was approximately $35.1 million as compared to approximately $36.3 million for the three months ended June 30, 2013, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties and, in 2013, amortization of a non-real estate related intangible asset.  The $1.2 million decrease is primarily due to an approximately $1.1 million write off of a non-real estate related intangible asset in 2013.

Equity in Earnings of Investments.  Equity in earnings of investments for the three months ended June 30, 2014, was approximately $0.8 million as compared to approximately $0.5 million for the three months ended June 30, 2013, and was comprised of our share of equity in the income and losses of unconsolidated investments. The $0.3 million increase is primarily due to increased income at the Wanamaker Building.
Six months ended June 30, 2014, as compared to the six months ended June 30, 2013
Rental Revenue.  Rental revenue for the six months ended June 30, 2014, was approximately $168.8 million as compared to approximately $173.5 million for the six months ended June 30, 2013, and was generated by our consolidated real estate properties.  The $4.7 million decrease was primarily as a result of a decrease in portfolio occupancy resulting in a reduction of approximately $4.5 million, a decrease in straight-line rent adjustments of approximately $1.2 million, a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.4 million, and decreases in other revenue of approximately $0.4 million. These decreases were partially offset by an increase of approximately $1.4 million due to rental rate increases and a reduction in free rent concessions of approximately $0.4 million.
Property Operating Expenses. Property operating expenses for the six months ended June 30, 2014, were approximately $56.9 million as compared to approximately $53.0 million for the six months ended June 30, 2013, and were comprised of property operating expenses from our consolidated real estate properties. The $3.9 million increase was primarily attributable to an increase in expenses, including administrative expenses and bad debt expense, of approximately $2.1 million, an increase of approximately $1.0 million in repairs and maintenance, and an increase of approximately $0.8 million in utilities expense.
Interest Expense.  Interest expense for the six months ended June 30, 2014, was approximately $42.4 million as compared to approximately $54.8 million for the six months ended June 30, 2013, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $12.4 million decrease was primarily due to lower overall borrowings primarily related to the pay off of debt associated with our FOUR40 property in Chicago, Illinois, and the pay off of the outstanding balance on our credit facility in the fourth quarter of 2013.
Asset Impairment Losses. We had approximately $8.2 million in asset impairment losses for the six months ended June 30, 2014, related to impairment of a property due to a change in management’s estimates of the intended hold period. We had no asset impairment losses for the six months ended June 30, 2013.
General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2014, were approximately $9.3 million as compared to approximately $8.8 million for the six months ended June 30, 2013, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of BHT Advisors.  The $0.5 million increase in general and administrative expenses is primarily due to increased stock based compensation expense and executive and director recruiting fees and expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2014, was approximately $69.7 million as compared to approximately $71.7 million for the six months ended June 30, 2013, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties and, in 2013, amortization of a non-real estate related intangible asset.  The $2.0 million decrease is primarily due to an approximately $1.1 million write off of a non-real estate related intangible asset in 2013.
Equity in Earnings (Losses) of Investments.  Equity in earnings of investments for the six months ended June 30, 2014, was approximately $0.9 million as compared to equity in losses of investments of approximately $0.3 million for the six months ended June 30, 2013, and was comprised of our share of equity in the income and losses of unconsolidated investments.  The $1.2 million increase is primarily related to increased income at the Wanamaker Building.
Gain on Sale or Transfer of Assets. We had no gain on sale or transfer of assets for the six months ended June 30, 2014. Gain on sale or transfer of assets was approximately $16.1 million for six months ended June 30, 2013, and was related to the January 2013 partial sale of Paces West.
Cash Flow Analysis
Six months ended June 30, 2014, as compared to six months ended June 30, 2013
Cash flows provided by operating activities were approximately $12.3 million for the six months ended June 30, 2014, as well as for the six months ended June 30, 2013.  Cash flows provided by operating activities were affected by (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $10.3 million less net cash outflows from working capital assets and liabilities in 2014 compared to 2013; (2) the factors discussed in our analysis of results of operations for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, which resulted in approximately $12.5 million less cash received from the results of our consolidated real estate property operations, net of interest expense, and general and administrative expenses;  and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.2 million.
Cash flows used in investing activities for the six months ended June 30, 2014, were approximately $49.2 million and were primarily comprised of monies used to fund capital expenditures for existing real estate and real estate under development of approximately $52.3 million, partially offset by a change in restricted cash of approximately $2.3 million. During the six months ended June 30, 2013, cash flows provided by investing activities were approximately $47.5 million and were primarily comprised of proceeds from the sale of properties of approximately $74.7 million, return of investments of approximately $8.4 million and a change in restricted cash of approximately $7.3 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $41.4 million.
Cash flows used in financing activities for the six months ended June 30, 2014, were approximately $19.7 million as compared to approximately $33.3 million for the six months ended June 30, 2013, and were primarily comprised of payments on notes payable, net of proceeds from notes payable.
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

We believe that the use of FFO, together with the required GAAP presentations, is helpful to our stockholders and our management in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairments of depreciable real estate assets, and extraordinary items, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing, and operating expenses.

Since FFO was promulgated, several new accounting pronouncements have been issued, such that management, industry investors and analysts have considered the presentation of FFO alone to be insufficient to evaluate operating performance.  Accordingly, in addition to FFO, we use MFFO, as defined by the Investment Program Association (“IPA”).  The IPA definition of MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)
impairment charges on real estate related assets to the extent not already excluded from net income in the calculation of FFO, such as impairments of non-depreciable properties, loans receivable, and equity and debt investments;

(6)	gains or losses from the early extinguishment of debt;

(7)
gains or losses on the extinguishment or sales of hedges, foreign exchange, securities, and other derivative holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair value adjustments for interest rate swaps and other derivatives not qualifying for hedge accounting, foreign exchange holdings, and other securities;

(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)	gains or losses related to contingent purchase price adjustments; and

(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is a helpful measure of operating performance because it excludes certain non-operating activities and certain recurring non-cash operating adjustments as outlined above.  Accordingly, we believe that MFFO can be a useful metric to assist management, stockholders, and analysts in assessing the sustainability of operating performance.

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

•
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments.  In the application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than the underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

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

•
Impairment charges and gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting.  Each of these items relates to a fair value adjustment, which, in part, is based on the impact of current market fluctuations and underlying assessments of general market conditions, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because in most circumstances GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy, and other core operating fundamentals.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three and six months ended June 30, 2014 and 2013, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(17,300)	$(20,168)	$(46,957)	$(16,190)
Net loss attributable to noncontrolling interests	21	31	64	19
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	35,120	42,641	69,742	86,498
Real estate depreciation and amortization from unconsolidated properties	1,278	1,469	2,579	2,962
Real estate depreciation and amortization from noncontrolling interests	—	(165)	—	(333)
Impairment of depreciable real estate assets	—	4,879	8,225	4,879
Gain on sale or transfer of depreciable real estate	—	(988)	—	(20,820)
Noncontrolling interest (OP units) share of above adjustments	(53)	(69)	(117)	(106)
FFO attributable to common stockholders	19,066	27,630	33,536	56,909
Adjustments (1) (2):
Acquisition expenses	—	—	—	95
Straight-line rent adjustment	(1,646)	(2,523)	(3,411)	(5,720)
Amortization of above- and below-market rents, net	(1,210)	(2,411)	(2,460)	(4,819)
Net gain on troubled debt restructuring and early extinguishment of debt	—	(5,633)	—	(13,293)
Noncontrolling interest (OP units) share of above adjustments	4	15	8	34
MFFO attributable to common stockholders	$16,214	$17,078	$27,673	$33,206
Weighted average common shares outstanding - basic	299,264	299,192	299,247	299,192
Weighted average common shares outstanding - diluted (3)	299,624	299,619	300,008	299,514
Net loss per common share - basic and diluted (3)	$(0.06)	$(0.07)	$(0.16)	$(0.05)
FFO per common share - basic and diluted	$0.06	$0.09	$0.11	$0.19
MFFO per common share - basic and diluted	$0.05	$0.06	$0.09	$0.11
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.

Three months ended June 30, 2014, as compared to the three months ended June 30, 2013
FFO attributable to common stockholders for the three months ended June 30, 2014, was approximately $19.1 million as compared to approximately $27.6 million for the three months ended June 30, 2013, a decrease of approximately $8.5 million.  This decrease is primarily due to the disposition of properties that are now included in discontinued operations which resulted in a decrease of approximately $13.1 million (including a decrease of approximately $5.6 million in net gain on troubled debt restructuring and early extinguishment of debt). This decrease was partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $4.6 million primarily related to the following factors:

•	lower interest expense of approximately $6.1 million; and

•	a write off of non-real estate related intangible assets in 2013 of $1.1 million partially offset by:

•	a decrease in revenue of approximately $2.2 million.

MFFO attributable to common stockholders for the three months ended June 30, 2014, was approximately $16.2 million as compared to approximately $17.1 million for the three months ended June 30, 2013, a decrease of approximately $0.9 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $6.3 million. This decrease was partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $5.4 million primarily related to the following factors:
•lower interest expense of approximately $6.1 million; and

•	a write off of non-real estate related intangible assets in 2013 of $1.1 million;
partially offset by:
•a decrease in revenue of approximately $1.4 million.
Six months ended June 30, 2014, as compared to the six months ended June 30, 2013
FFO attributable to common stockholders for the six months ended June 30, 2014, was approximately $33.5 million as compared to approximately $56.9 million for the six months ended June 30, 2013, a decrease of approximately $23.4 million.  This decrease is primarily due to the disposition of properties that are now included in discontinued operations which resulted in a decrease of approximately $28.4 million (including approximately $13.3 million in net gain on troubled debt restructuring and early extinguishment of debt). This decrease was partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $5.0 million primarily related to the following factors:

•	lower interest expense of approximately $12.4 million; and

•	a write off of non-real estate related intangible assets in 2013 of $1.1 million;
partially offset by:
•a decrease in revenue of approximately $4.7 million; and

•	an increase in property operating expenses of approximately $3.9 million.

MFFO attributable to common stockholders for the six months ended June 30, 2014, was approximately $27.7 million as compared to approximately $33.2 million for the six months ended June 30, 2013, a decrease of approximately $5.5 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $12.4 million. This decrease was partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $6.9 million primarily related to the following factors:

•lower interest expense of approximately $12.4 million; and

•	a write off of non-real estate related intangible assets in 2013 of $1.1 million;
partially offset by:
•a decrease in revenue of approximately $3.1 million; and

•	an increase in property operating expenses of approximately $3.9 million.
For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 22.
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

Same Store Cash NOI presented by us may not be comparable to Same Store Cash NOI reported by other REITs that do not define Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements and notes thereto. Same Store Cash NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. The table below presents our Same Store Cash NOI with a reconciliation to net loss for the three and six months ended June 30, 2014 and 2013 (in thousands). The same store properties for this comparison consist of 36 properties and 13.5 million square feet.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Same Store Revenue:
Rental revenue	$85,044	$87,105	$168,811	$173,071
Less:
Straight-line rent revenue adjustment	(1,367)	(1,916)	(2,930)	(4,133)
Amortization of above- and below-market rents, net	(1,109)	(1,307)	(2,263)	(2,654)
Lease termination fees	(740)	(159)	(935)	(268)
	81,828	83,723	162,683	166,016

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	27,011	25,954	56,106	51,850
Real estate taxes	12,626	12,633	25,352	24,895
Property management fees	2,526	2,575	5,067	5,123
Property Expenses	42,163	41,162	86,525	81,868

Same Store Cash NOI	$39,665	$42,561	$76,158	$84,148

Reconciliation of net loss to Same Store Cash NOI
Net loss	$(17,300)	$(20,168)	$(46,957)	$(16,190)
Adjustments to reconcile net loss to Same Store Cash NOI:
Interest expense	21,335	27,354	42,416	54,776
Asset impairment losses	—	—	8,225	—
Tenant improvement demolition costs	84	555	830	946
General and administrative	4,606	4,120	9,301	8,756
Depreciation and amortization	35,120	36,283	69,742	71,685
Interest and other income	(94)	(87)	(340)	(623)
Provision (benefit) for income taxes	(59)	125	9	86
Equity in (earnings) losses of investments	(795)	(520)	(883)	278
Income from discontinued operations	(16)	(1,719)	(52)	(12,219)
Gain on sale or transfer of assets	—	—	—	(16,102)
Net operating income of non same store properties	—	—	(5)	(190)
Straight-line rent revenue adjustment	(1,367)	(1,916)	(2,930)	(4,133)
Amortization of above- and below-market rents, net	(1,109)	(1,307)	(2,263)	(2,654)
Lease termination fees	(740)	(159)	(935)	(268)
Same Store Cash NOI	$39,665	$42,561	$76,158	$84,148

Same Store Cash NOI decreased approximately $2.9 million, or 7%, during the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013, and approximately $8.0 million, or 9%, during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 22.
Liquidity and Capital Resources
General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness including repaying or refinancing our outstanding indebtedness as it matures, and capital improvements to our properties including commitments for future tenant improvements. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy during the past few years, access to capital resources has been challenging, and management has been focused on managing our capital resources.

Current Liquidity

As of June 30, 2014, we had cash and cash equivalents of approximately $1.2 million and restricted cash of approximately $47.4 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $675.3 million for July 2014 through June 2015, including our contractual obligations such as our monthly principal and interest payments on our debt and approximately $304.5 million for payoff of debt maturing during that period. At projected operating levels, we anticipate that revenue from our properties over the same period will generate approximately $329.4 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings, including the approximately $206.6 million of currently available borrowings under our credit facility, other refinancing activities, and proceeds from the sale of properties.
Liquidity Strategies

We need to generate funds for our long-term liquidity requirements, including our share of 2015 and 2016 debt maturities of approximately $410.0 million and $838.3 million, respectively. As discussed above in the Overview section, one of our key objectives for 2014 is to mitigate the interest rate and refinancing risk associated with our 2015 and 2016 debt maturities through a number of initiatives, some of which we expect to accomplish during the second half of 2014. Our expected actual and potential liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from our available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from asset dispositions, and proceeds from public or private issuances of debt or equity securities.
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
Notes Payable

Our notes payable was approximately $1.5 billion in principal amount at June 30, 2014. As of June 30, 2014, all of our outstanding debt is fixed rate debt, with the exception of our construction loan for Two BriarLake Plaza, which has an outstanding balance of approximately $32.6 million. At June 30, 2014, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 3.04% to 6.22%. Included in our notes payable balance, we also have an approximately $14.8 million property-related mezzanine loan with a stated annual interest rate at June 30, 2014, of 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.65%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2014, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from January 2015 to August 2021.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings under a revolving line of credit of up to $260.0 million, based on meeting certain financial thresholds. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate. The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%. All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of six properties owned by certain of our subsidiaries. As of June 30, 2014, borrowings capacity under the facility was limited based on certain financial thresholds to approximately $206.6 million and there were no borrowings outstanding.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. As of June 30, 2014, we had approximately $32.6 million of debt that bears interest at a variable rate. A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.3 million. A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of less than $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TIER REIT, INC.
Dated: August 1, 2014	By:	/s/ James E. Sharp
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
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.2
Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.3
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.4
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.5
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (filed herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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