Form 10-Q
period 2014-09-30
TIER REIT INC
filed 2014-11-03
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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

As of October 31, 2014, TIER REIT, Inc. had 299,975,476 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended September 30, 2014

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Real estate
Land	$318,058	$317,632
Buildings and improvements, net	1,690,511	1,668,799
Real estate under development	—	51,144
Total real estate	2,008,569	2,037,575
Cash and cash equivalents	923	57,786
Restricted cash	49,654	49,719
Accounts receivable, net	100,601	97,184
Prepaid expenses and other assets	8,033	5,594
Investments in unconsolidated entities	41,420	41,762
Deferred financing fees, net	7,130	9,978
Lease intangibles, net	121,998	134,364
Other intangible assets, net	2,174	2,263
Total assets	$2,340,502	$2,436,225
Liabilities and equity
Liabilities
Notes payable	$1,465,017	$1,490,367
Accounts payable	5,543	7,305
Payables to related parties	1,820	2,034
Acquired below-market leases, net	19,618	24,570
Accrued liabilities	86,174	89,767
Deferred tax liabilities	760	1,313
Other liabilities	20,792	17,610
Total liabilities	1,599,724	1,632,966
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	2,700
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,264,100 and 299,191,861 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	30	30
Additional paid-in capital	2,647,510	2,646,741
Cumulative distributions and net loss attributable to common stockholders	(1,910,287)	(1,847,039)
Stockholders’ equity	737,253	799,732
Noncontrolling interests	825	827
Total equity	738,078	800,559
Total liabilities and equity	$2,340,502	$2,436,225

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Rental revenue	$84,044	$85,318	$251,220	$257,079
Expenses
Property operating expenses	26,366	26,899	82,420	78,930
Interest expense	21,009	26,606	62,899	80,844
Real estate taxes	13,338	13,007	38,445	37,876
Property management fees	2,582	2,596	7,597	7,669
Asset impairment losses	—	—	8,225	—
General and administrative	4,515	4,206	13,816	12,962
Depreciation and amortization	36,012	36,634	105,298	107,873
Total expenses	103,822	109,948	318,700	326,154
Interest and other income	86	151	426	762
Loss from continuing operations before income taxes, equity in operations of investments and gain on sale of assets	(19,692)	(24,479)	(67,054)	(68,313)
Provision for income taxes	(36)	(328)	(45)	(414)
Equity in earnings of investments	431	346	1,314	68
Loss from continuing operations before gain on sale of assets	(19,297)	(24,461)	(65,785)	(68,659)
Discontinued operations
Income (loss) from discontinued operations	(1,109)	21,715	(1,578)	28,903
Gain on sale or transfer of discontinued operations	4,026	9,894	4,026	14,612
Income from discontinued operations	2,917	31,609	2,448	43,515
Gain on sale of assets	—	—	—	16,102
Net income (loss)	(16,380)	7,148	(63,337)	(9,042)
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in continuing operations	40	36	108	77
Noncontrolling interests in discontinued operations	(15)	(465)	(19)	(487)
Net income (loss) attributable to common stockholders	$(16,355)	$6,719	$(63,248)	$(9,452)
Basic and diluted weighted average common shares outstanding	299,264,100	299,191,861	299,252,457	299,191,861
Basic and diluted income (loss) per common share:
Continuing operations	$(0.06)	$(0.08)	$(0.22)	$(0.18)
Discontinued operations	0.01	0.10	0.01	0.15
Basic and diluted income (loss) per common share	$(0.05)	$0.02	$(0.21)	$(0.03)
Net income (loss) attributable to common stockholders:
Continuing operations	$(19,257)	$(24,425)	$(65,677)	$(52,480)
Discontinued operations	2,902	31,144	2,429	43,028
Net income (loss) attributable to common stockholders	$(16,355)	$6,719	$(63,248)	$(9,452)
Comprehensive income (loss):
Net income (loss)	$(16,380)	$7,148	$(63,337)	$(9,042)
Other comprehensive income: unrealized gain on interest rate derivatives	—	160	—	765
Comprehensive income (loss)	(16,380)	7,308	(63,337)	(8,277)
Comprehensive income (loss) attributable to noncontrolling interests	25	(429)	89	(411)
Comprehensive income (loss) attributable to common stockholders	$(16,355)	$6,879	$(63,248)	$(8,688)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Common Stock		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital
Nine months ended September 30, 2014
Balance at January 1, 2014	299,192	$30	$2,646,741	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	(63,248)	—	(89)	(63,337)
Share based compensation, net	72	—	769	—	—	124	893
Distributions declared	—	—	—	—	—	(37)	(37)
Balance at September 30, 2014	299,264	$30	$2,647,510	$(1,910,287)	$—	$825	$738,078

Nine months ended September 30, 2013
Balance at January 1, 2013	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net income (loss)	—	—	—	(9,452)	—	410	(9,042)
Unrealized gain on interest rate derivatives	—	—	—	—	764	1	765
Share based compensation, net	—	—	534	—	—	39	573
Distributions declared	—	—	—	—	—	(4,860)	(4,860)
Balance at September 30, 2013	299,192	$30	$2,646,528	$(1,872,043)	$(912)	$1,218	$774,821

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(63,337)	$(9,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment losses	8,225	4,879
Gain on sale of assets	—	(16,102)
Gain on sale or transfer of discontinued operations	(4,026)	(14,612)
Gain on troubled debt restructuring	—	(36,856)
Loss on early extinguishment of debt	26	1,304
Loss on derivatives	—	251
Amortization of restricted shares and units	1,034	573
Depreciation and amortization	105,987	131,511
Amortization of lease intangibles	50	261
Amortization of above- and below-market rent	(2,990)	(7,669)
Amortization of deferred financing and mark-to-market costs	2,149	5,037
Equity in earnings of investments	(1,314)	(68)
Ownership portion of management and financing fees from unconsolidated companies	357	794
Distributions from investments	591	—
Change in accounts receivable	(4,831)	(4,163)
Change in prepaid expenses and other assets	(2,092)	(2,269)
Change in lease commissions	(14,407)	(11,601)
Change in other lease intangibles	(668)	(2,530)
Change in accounts payable	(2,492)	320
Change in accrued liabilities	(1,360)	(10,204)
Change in other liabilities	1,436	884
Change in payables to related parties	135	26
Cash provided by operating activities	22,473	30,724

Cash flows from investing activities
Return of investments	969	9,000
Investments in unconsolidated entities	(260)	(1,500)
Capital expenditures for real estate	(53,476)	(53,559)
Capital expenditures for real estate under development	(20,125)	(21,853)
Proceeds from sale of discontinued operations	19,144	155,559
Change in restricted cash	65	18,332
Cash (used in) provided by investing activities	(53,683)	105,979

Cash flows from financing activities
Financing costs	(42)	(33)
Proceeds from notes payable	45,922	39,048
Payments on notes payable	(71,333)	(161,303)
Payments on capital lease obligations	(22)	—
Transfer of common stock	(141)	—
Distributions to noncontrolling interests	(37)	(4,860)
Cash used in financing activities	(25,653)	(127,148)

Net change in cash and cash equivalents	(56,863)	9,555
Cash and cash equivalents at beginning of period	57,786	9,746
Cash and cash equivalents at end of period	$923	$19,301

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT, Inc. was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of September 30, 2014, we owned interests in 37 operating properties and one recently developed non-operating property located in 14 states and the District of Columbia.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2014, and December 31, 2013, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended September 30, 2014 and 2013, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2014, and December 31, 2013, and our results of operations and our cash flows for the periods ended September 30, 2014 and 2013.  These adjustments are of a normal recurring nature.

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

Real Estate

As of September 30, 2014, and December 31, 2013, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of September 30, 2014
Cost	$2,337,570	$290,893	$18,816	$(69,774)
Less: accumulated depreciation and amortization	(647,059)	(173,337)	(14,374)	50,156
Net	$1,690,511	$117,556	$4,442	$(19,618)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2013
Cost	$2,255,384	$305,233	$19,264	$(76,750)
Less: accumulated depreciation and amortization	(586,585)	(177,088)	(13,045)	52,180
Net	$1,668,799	$128,145	$6,219	$(24,570)

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of October 2014 to an ending date of November 2025.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

October - December 2014	$2,874
2015	$8,644
2016	$6,193
2017	$3,765
2018	$3,035

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the nine months ended September 30, 2014 and 2013, we recorded non-cash impairment charges of approximately $8.2 million and $4.9 million, respectively, related to the impairment of consolidated real estate assets.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold periods.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the nine months ended September 30, 2014 or 2013.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition (the intended hold period) and sales price for each property, the estimated future cash flows of each property during our estimated ownership period, and for unconsolidated investments, the estimated future distributions from the investment.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments which could be material to our financial statements.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Straight-line rental revenue receivable	$90,393	$88,370
Tenant receivables	9,608	9,389
Non-tenant receivables	1,590	714
Allowance for doubtful accounts	(990)	(1,289)
Total	$100,601	$97,184

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Cost	$25,574	$26,044
Less: accumulated amortization	(18,444)	(16,066)
Net	$7,130	$9,978

 Other Intangible Assets, net

Other intangible assets consists of a ground lease on one of our properties. As of September 30, 2014, and December 31, 2013, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	September 30, 2014	December 31, 2013
Cost	$2,978	$2,978
Less: accumulated amortization	(804)	(715)
Net	$2,174	$2,263

We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of December 2032.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

October - December 2014	$30
2015	$119
2016	$119
2017	$119
2018	$119

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended September 30, 2014 and 2013, was approximately $0.4 million and $0.6 million, respectively, and includes amounts recognized in discontinued operations.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2014 and 2013, was approximately $3.3 million and $5.6 million, respectively, and includes amounts recognized in discontinued operations. As discussed above, our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2014 and 2013, was approximately $0.7 million and $3.1 million, respectively, and includes amounts recognized in discontinued operations. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2014 and 2013, was approximately $3.0 million and $7.7 million, respectively, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended September 30, 2014 and 2013, we recognized lease termination fees of approximately $1.0 million and $0.5 million, which includes amounts recognized in discontinued operations.  For the nine months ended September 30, 2014 and 2013, we recognized lease termination fees of approximately $2.0 million and $0.8 million which includes amounts recognized in discontinued operations.

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

As of September 30, 2014, we have deferred tax liabilities of approximately $0.8 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.  At December 31, 2013, we had deferred tax liabilities of approximately $1.3 million and deferred tax assets, net of related valuation allowances, of less than $0.1 million related to various state taxing jurisdictions.

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

3.            New Accounting Pronouncements

In April 2014, the FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Early adoption is permitted, but only for disposals that have not been reported in previously-issued financial statements. After we adopt this guidance on January 1, 2015, we believe sales of our individual operating properties will no longer qualify as discontinued operations.
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
In August 2014, the FASB issued guidance regarding management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not believe the adoption of this guidance will have a material impact on our disclosures.

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

Financial Instruments not Reported at Fair Value

Financial instruments held at September 30, 2014, and December 31, 2013, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of September 30, 2014, and December 31, 2013, are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable	$1,465,017	$1,480,921	$1,490,367	$1,510,691

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets or by obtaining third party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement.

During the nine months ended September 30, 2014, we recorded impairment losses of approximately $8.2 million. During the nine months ended September 30, 2013, we recorded impairment losses of approximately $4.9 million for a property that was disposed. The following table summarizes those assets which were measured at fair value and impaired during 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
2014
Real estate	$42,000	$—	$—	$42,000	$(8,225)

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment during the nine months ended September 30, 2014 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Rate
Real estate on which impairment losses were recognized	$42,000	Discounted Cash Flow	Discount rate	10%
			Terminal capitalization rate	9%
			Market rent growth rate	2%
			Expense growth rate	2% to 3%

5.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of our noncontrolling interests in certain properties. The following is a summary of our investments in unconsolidated entities as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Property Name	Ownership Interest	Ownership Interest	September 30, 2014	December 31, 2013
Wanamaker Building	60.00%	60.00%	$39,310	$39,229
Paces West	10.00%	10.00%	1,070	1,038
200 South Wacker (1)	9.87%	9.87%	1,040	1,495
Total			$41,420	$41,762
_________________
(1) We continue to own an investment in the entity that sold the 200 South Wacker property in December 2013, but there are no ongoing operations related to the investment. As a result of the sale, based on the operating agreement, our economic interest in the entity was promoted to 30%.

For the three months ended September 30, 2014 and 2013, we recorded approximately $0.4 million and $0.3 million in equity in earning of investments, respectively.  For the nine months ended September 30, 2014 and 2013, we recorded approximately $1.3 million and $0.1 million in equity in earnings of investments, respectively.  Our equity in earnings of investments for the three and nine months ended September 30, 2014 and 2013, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership. For the nine months ended September 30, 2014 and 2013, we recorded approximately $1.6 million and $9.0 million of distributions from our investments in unconsolidated entities.

6.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the nine months ended September 30, 2014, we capitalized a total of approximately $20.7 million for the development of Two BriarLake Plaza, including approximately $1.9 million in interest.  For the nine months ended September 30, 2013, we capitalized a total of approximately $30.0 million for the development of Two BriarLake Plaza, including approximately $0.7 million in interest.  We completed the major construction activity of Two BriarLake Plaza in the third quarter of 2014, and the property was classified within Land and Buildings and improvements, net on our condensed consolidated balance sheet at September

30, 2014. The building is currently unoccupied, tenant improvements are ongoing, and the property is not yet held available for occupancy. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of September 30, 2014, approximately $35.5 million has been drawn on the loan.

7.          Notes Payable

Our notes payable was approximately $1.5 billion in principal amount at September 30, 2014.  In September 2014, we sold our City Hall Plaza property and defeased approximately $24.1 million in related debt. As of September 30, 2014, all of our outstanding debt is fixed rate debt, with the exception of approximately $55.5 million from borrowings on our credit facility and our construction loan for Two BriarLake Plaza. At September 30, 2014, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 2.50% to 6.22%. We also have a property-related mezzanine loan included in our notes payable of approximately $14.8 million with a stated annual interest rate at September 30, 2014, of 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.61%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2014, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from January 2015 to August 2021. On October 14, 2014, we paid off approximately $32.5 million of debt, without penalty, that was due in January 2015.

The following table summarizes our notes payable as of September 30, 2014 (in thousands):

Principal payments due in:
October - December 2014	$4,602
2015	387,046
2016	831,608
2017	150,021
2018	1,622
Thereafter	90,119
Unamortized discount	(1)
Total	$1,465,017

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for borrowings under a revolving line of credit of up to $260.0 million, based on meeting certain financial thresholds. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate.  The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term.  The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%.  All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of six properties owned by certain of our subsidiaries. As of September 30, 2014, borrowing capacity under the facility was limited based on certain financial thresholds to approximately $183.1 million and there were approximately $20.0 million in borrowings outstanding.

On September 26, 2014, Tier OP and certain of its lenders entered into a commitment letter for a potential new senior secured credit facility that would provide for borrowings of up to $475.0 million.  The anticipated new facility would consist of a $225.0 million revolving line of credit with a four-year term that could be extended one additional year and a $250.0 million term loan with a five-year term. We anticipate closing this potential new credit facility before the end of the year, but there can be no assurance that entry into this new facility will occur.  In October 2014, in connection with this potential new credit facility, we entered into interest rate swap agreements to hedge interest rates on approximately $250.0 million of these potential borrowings to manage our exposure to future interest rate movements.

8.          Equity

Limited Partnership Units

At September 30, 2014, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

 On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  The maximum redemption value of the Series A Convertible Preferred Stock at September 30, 2014, is not greater than the fair value of these shares estimated at the date of issuance. Therefore, no adjustment to the book value of these shares has been recorded subsequent to their issuance.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of September 30, 2014, we had outstanding options held by our independent directors to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69 per share. These options have a maximum term of 10 years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. As of September 30, 2014, we had 83,043 restricted stock units outstanding, held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2015 to June 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. The restricted stock units were anti-dilutive to earnings per share for each period presented. The following is a summary of the number of restricted stock units outstanding as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Outstanding at the beginning of the year	37,407	—
Issued (1)	45,636	37,407
Outstanding at the end of the period	83,043	37,407
_____________
(1) Units issued in 2014 had a grant price of $4.20 per unit. Units issued in 2013 had a grant price of $4.01 per unit. As of September 30, 2014, 37,407 units are vested.

Restricted stock. As of September 30, 2014, we had 711,376 shares of restricted stock outstanding, held by employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date.  Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.   The following is a summary of the number of shares of restricted stock outstanding as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Outstanding at the beginning of the year	423,325	—
Issued (1)	450,065	429,560
Forfeiture	(56,183)	(6,235)
Restrictions lapsed (2)	(105,831)	—
Outstanding at the end of the period	711,376	423,325
_____________
(1) Shares issued in 2014 had a grant price of $4.20 per share. Shares issued in 2013 had a grant price of $4.01 per share.
(2) 33,592 of these shares were surrendered to pay withholding tax.

9.              Related Party Arrangements

We purchase certain administrative services from BHT Advisors, LLC (“BHT Advisors”), such as human resources, shareholder services, and information technology. We also pay BHT Advisors acquisition fees related to the development of Two BriarLake Plaza. HPT Management Services, LLC (“HPT Management”) provides property management services for our properties. Current board members, Messrs. Robert S. Aisner, and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

We may terminate the administrative services agreement with BHT Advisors on or after June 30, 2015, by delivering notice to BHT Advisors of our intent to terminate no less than 90 days prior to the effective date. Upon termination, we would be required to pay BHT Advisors an amount, in cash, equal to 0.75 times the gross amount of all service charges payable with respect to such terminated services for the trailing 12-month period ending with the last full month prior to the delivery of notice of termination.

Our property management agreement with HPT Management includes a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We may exercise this buyout option on or after June 30, 2015, by delivering notice to HPT Management of our intent to exercise this option no less than 90 days prior to the proposed closing date. Upon closing of the buyout, we would be required to pay HPT Management an amount, in cash, equal to 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the management agreement for the trailing 12-month period ending with the last full month prior to delivery of the notice.

On October 30, 2014, we entered into an amendment to the property management agreement with HPT Management to revise the method used to calculate the amount to be paid to HPT Management for the non-cash compensation components of its personnel costs. In all materials respects, the terms of the management agreement remain unchanged.

The following is a summary of the related party fees and costs we incurred with BHT Advisors and HPT Management during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
BHT Advisors, acquisition fees	$85	$229	$487	$527
BHT Advisors, cost of services provided	568	591	1,722	1,833
HPT Management, property and construction management fees	2,919	3,376	8,501	10,173
HPT Management, reimbursement of costs and expenses	4,513	5,183	13,770	16,289
Total	$8,085	$9,379	$24,480	$28,822

Expensed	$7,647	$8,791	$23,050	$27,281
Capitalized to real estate under development	85	229	487	527
Capitalized to buildings and improvements, net	353	359	943	1,014
Total	$8,085	$9,379	$24,480	$28,822

At September 30, 2014, and December 31, 2013, we had payables to related parties of approximately $1.8 million and $2.0 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

10.          Commitments and Contingencies

As of September 30, 2014, we had commitments of approximately $64.1 million for future tenant improvements, leasing commissions, and completing renovations at a property that was sold.

We have Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our Chief Executive Officer and President; Dallas E. Lucas, our Chief Financial Officer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal,

General Counsel and Secretary; and James E. Sharp, our Chief Accounting Officer.  The term of each Employment Agreement ends on May 31, 2017, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company had terminated all of these agreements as of September 30, 2014, we would have recognized approximately $9.2 million in compensation expense.

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

11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Interest paid, net of amounts capitalized	$60,526	$80,308
Income taxes paid	$904	$1,250

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$23,061	$17,542
Transfer of real estate and lease intangibles through cancellation of debt	$—	$52,361
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$60,660

Non-cash financing activities:
Assumption of debt by unconsolidated joint venture	$—	$82,291
Mortgage notes assumed by purchaser	$—	$24,250
Cancellation of debt through transfer of real estate	$—	$57,882
Cancellation of debt through discounted payoff	$—	$9,530
Financing costs in accrued liabilities	$7	$17

12.          Discontinued Operations and Other Real Estate Activity

On September 16, 2014, we sold City Hall Plaza to an unaffiliated third party for approximately $19.8 million, resulting in proceeds of approximately $19.1 million, all of which was used to pay the related debt as well as loan defeasance costs. City Hall Plaza is located in Manchester, New Hampshire, and contains approximately 210,000 square feet. During the year ended December 31, 2013, we disposed of eleven consolidated properties. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, as summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Rental revenue	$855	$16,776	$2,377	$58,989
Expenses
Property operating expenses	393	4,828	1,332	17,898
Interest expense	266	1,684	792	7,804
Real estate taxes	105	3,023	123	9,655
Asset impairment losses	—	—	—	4,879
Property management fees	21	457	73	1,585
Depreciation and amortization	233	7,105	689	23,638
Total expenses	1,018	17,097	3,009	65,459
Provision for income taxes	—	—	—	(1)
Gain on troubled debt restructuring	—	22,035	—	36,726
Loss on early extinguishment of debt	(946)	—	(946)	(1,365)
Interest and other income	—	1	—	13
Income (loss) from discontinued operations	$(1,109)	$21,715	$(1,578)	$28,903

On October 23, 2014, we entered into an agreement of sale to sell our 222 South Riverside property in Chicago, Illinois, to an unaffiliated third party in exchange for $247.0 million in cash and the conveyance of 5950 Sherry Lane, an approximately 196,000 square foot office building in Dallas, Texas. Either of the parties may elect not to close on the transaction and we can provide no assurance that this sale or acquisition will occur.
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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer, and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment.

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
Overview
At September 30, 2014, we owned interests in 37 operating properties with approximately 15.3 million rentable square feet.  At September 30, 2013, we owned interests in 40 operating properties with approximately 17.7 million rentable square feet. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. In the past few years, our earnings have been negatively impacted by the economic downturn of late 2008 and 2009. Although the United States economy began to show signs of recovery in 2010, that recovery has been slow and uncertain. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy and only recently begun its recovery. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments and many are focused on using less space per employee. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
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
Lease the Portfolio and Increase Occupancy
Leasing is a key area of focus for us during 2014 as we strive to increase occupancy. Our portfolio occupancy was 87% for our 37 operating properties owned at September 30, 2014, as compared to 87% at December 31, 2013 for the 38 operating properties we owned at that time. We experienced a decrease in occupancy in 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following lease expirations. As of March 30, 2014, our portfolio occupancy was 85%, as of June 30, 2014, our portfolio occupancy was 86%, and as of September 30, 2014, we have been able to rebuild our occupancy back to 87%. We anticipate adding more positive movement in our occupancy in the fourth quarter of 2014. We have approximately 386,000 square feet of scheduled lease expirations in the fourth quarter of 2014 and will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. If free rent and other tenant concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

In the following discussion, our leasing and occupancy amounts reflect our ownership interest of our properties.  Our 37 operating properties at September 30, 2014, are comprised of approximately 15.3 million rentable square feet in total and, after adjustment for our proportionate ownership interest, equate to approximately 14.2 million rentable square feet. Our 40 operating properties at September 30, 2013, were comprised of approximately 17.7 million rentable square feet in total and, after adjustment for our proportionate ownership interest, equated to approximately 15.9 million rentable square feet. Different factors drive leasing and occupancy amounts each quarter, including the type of lease and the markets in which leasing occurs. For example, leasing costs associated with a new lease are typically higher than costs for a renewal or expansion lease.

During the three months ended September 30, 2014, expiring leases comprised approximately 558,000 square feet.  We executed renewals, expansions, and new leases totaling approximately 733,000 square feet at weighted average net rental rates that exceeded expiring rents by approximately $2.63 per square foot per year, or 17%. Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. During the three months ended September 30, 2013, expiring leases comprised approximately 886,000 square feet, and we executed renewals, expansions, and new leases totaling approximately 746,000 square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.61 per square foot per year, or 4%.
The weighted average leasing costs for renewals, expansions, and new leases executed for the three months ended September 30, 2014, was approximately $5.16 per square foot per year as compared to approximately $3.10 per square foot per year for the three months ended September 30, 2013. The weighted average lease term for renewals, expansions, and new leases executed in the three months ended September 30, 2014, was approximately 5.6 years as compared to approximately 4.1 years for the three months ended September 30, 2013.

During the three months ended September 30, 2014, renewals were approximately 355,000 square feet with weighted average net rental rates that exceeded expiring rents by approximately $3.80 per square foot per year, or 22%, weighted average leasing costs of approximately $2.14 per square foot per year, and a weighted average lease term of approximately 3.0 years. During the three months ended September 30, 2014, our lease renewals represented 43% of expiring leases and 64% of expiring square feet.
During the three months ended September 30, 2014, expansions were approximately 62,000 square feet with weighted average net rental rates that exceeded previous rents by approximately $3.00 per square foot per year, or 23%, weighted average leasing costs of approximately $4.22 per square foot per year, and a weighted average lease term of approximately 6.7 years.
During the three months ended September 30, 2014, new leases totaled approximately 316,000 square feet with weighted average net rental rates that exceeded previous rents by approximately $0.90 per square foot per year, or 6%, weighted average leasing costs of approximately $6.54 per square foot per year, and a weighted average lease term of approximately 8.2 years.
During the nine months ended September 30, 2014, expiring leases comprised approximately 1.8 million square feet.  We executed renewals, expansions, and new leases totaling approximately 1.9 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.51 per square foot per year, or 3%. During the nine months ended September 30, 2013, expiring leases comprised approximately 2.1 million square feet, and we executed renewals, expansions, and new leases totaling approximately 2.1 million square feet at weighted average net rental rates that exceeded expiring rents by approximately $0.36 per square foot per year, or 2%.
The weighted average leasing costs for renewals, expansions, and new leases executed for the nine months ended September 30, 2014, was approximately $3.51 per square foot per year as compared to approximately $3.91 per square foot per year for the nine months ended September 30, 2013. The weighted average lease term for renewals, expansions, and new leases executed in the nine months ended September 30, 2014, was approximately 6.3 years as compared to approximately 5.2 years for the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, renewals were approximately 1.0 million square feet with weighted average net rental rates that exceeded expiring rents by approximately $0.51 per square foot per year, or 3%, weighted average leasing costs of approximately $1.86 per square foot per year, and a weighted average lease term of approximately 5.3 years. During the nine months ended September 30, 2014, our lease renewals represented 51% of expiring leases and 55% of expiring square feet.
During the nine months ended September 30, 2014, expansions were approximately 141,000 square feet with weighted average net rental rates that exceeded previous rents by approximately $2.44 per square foot per year, or 20%, weighted average leasing costs of approximately $3.83 per square foot per year, and a weighted average lease term of approximately 5.3 years.
During the nine months ended September 30, 2014, new leases totaled approximately 712,000 square feet with weighted average net rental rates that were equal to previous rents, weighted average leasing costs of approximately $5.76 per square foot per year, and a weighted average lease term of approximately 8.0 years.
Sharpen Our Geographic Focus
When we believe market conditions are advantageous to us, we intend to continue our efforts to sharpen our geographic focus by reducing our exposure in one or more of our remaining markets that we do not view as strategic. For example, in September 2014, we sold City Hall Plaza, located in Manchester, New Hampshire, and we anticipate selling the following properties in the near term: 250 West Pratt located in Baltimore, Maryland; 222 South Riverside Plaza in Chicago, Illinois; Fifth Third Center in Cleveland and Fifth Third Center in Columbus, Ohio; and United Plaza and 1650 Arch Street in Philadelphia, Pennsylvania. We intend to evaluate opportunities to unencumber properties in other markets that we do not view as strategic in advance of their scheduled debt maturities and to further solidify their occupancies in order to position these properties for disposition. Finally, when we believe that market conditions are favorable, we may sell other properties and use the proceeds from these sales to acquire properties in markets that we view as strategic. For example, in October 2014, we entered into an agreement of sale to sell our 222 South Riverside property in Chicago, Illinois, to an unaffiliated third party in exchange for $247.0 million in cash and the conveyance of 5950 Sherry Lane, an approximately 196,000 square foot office building in Dallas, Texas. There can be no assurance that these sales or this acquisition will occur.
Mitigate Interest Rate and Refinancing Risk
Approximately 80% of our debt, including our share of the debt maturing at our unconsolidated subsidiaries, matures before the end of 2016. We have no debt maturing in the remainder of 2014 and on October 14, 2014, we paid off approximately

$32.5 million of debt that was due in January 2015, without penalty. After consideration of that payment, we have approximately $351.2 million and $839.3 million of debt maturing in 2015 and 2016, respectively. The weighted average interest rate on this debt is approximately 5.20% and 5.68% in 2015 and 2016, respectively.
Current interest rates for commercial office properties are significantly lower than our current average interest rates, and with the threat of rising interest rates, one of our objectives is to mitigate a portion of the interest rate and refinancing risks associated with this debt. As such, we are (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber properties that we do not view as strategic in anticipation of future sale, (2) pre-paying debt obligations in limited instances in order to secure new long-term financing or to simplify property dispositions as we did, for example, in October 2014, when we paid off approximately $32.5 million of debt that was due in January 2015 related to our 250 West Pratt property in Baltimore, Maryland, that we anticipate selling, and (3) selling certain properties that we do not view as strategic and reducing debt obligations, as we did, for example, with the recent sale of City Hall Plaza. We anticipate selling certain other properties (as outlined in the above section) that we anticipate will generate proceeds of approximately $621.7 million. A portion of the anticipated proceeds will be used to repay the debt associated with these properties, reducing our debt maturing in 2015 to approximately $292.4 million and our debt maturing in 2016 to approximately $547.7 million. Proceeds in excess of the amounts necessary to repay the debt associated with the sold properties may be used to pay down our credit facility or repay other debt. There can be no assurance that these property sales will occur or that we will be able to reduce our 2015 and 2016 debt maturities.
Finally, we have entered into a commitment letter for a potential new credit facility that would provide up to $475.0 million in available borrowings to be used for a number of general corporate purposes, including the repayment of existing debt. Refer to page 32 for additional details about the potential new credit facility.
Redeploy Capital
Although our primary purposes for managing our capital resources are to have the necessary capital resources available for leasing space in our portfolio and refinancing our maturing debt, we believe we will have opportunities to create additional value through external growth by redeploying limited capital into strategic opportunities during the year. Our Two BriarLake Plaza property, a 334,000 square foot Class A commercial office building in the Westchase district of Houston, Texas, is an example of how redeploying capital into a strategic opportunity can create value. Major construction on this property was completed during the third quarter of 2014. We may acquire on a limited basis well located, quality real estate assets within our strategic markets allowing us to create value by (1) enhancing the overall quality of our portfolio, (2) reducing the average age of our real estate assets, (3) leveraging the existing property management team thereby increasing the operating efficiencies at our properties, and (4) increasing our operating cash flow. For example, in October 2014, we entered into an agreement of sale to sell our 222 South Riverside property in Chicago, Illinois, to an unaffiliated third party, in exchange for $247.0 million in cash and the conveyance of 5950 Sherry Lane, an approximately 196,000 square foot office building in Dallas, Texas. There can be no assurance that this sale or acquisition will occur.
Results of Operations

During the three and nine months ended September 30, 2014, we disposed of one consolidated property. During the year ended December 31, 2013, we disposed of eleven consolidated properties. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and are excluded from the discussions below. Primarily, the discussion below includes our consolidated operating properties owned and operating for the entirety of the current and comparable periods, also referred to as “same store” properties.
Three months ended September 30, 2014, as compared to the three months ended September 30, 2013
Rental Revenue.  Rental revenue for the three months ended September 30, 2014, was approximately $84.0 million as compared to approximately $85.3 million for the three months ended September 30, 2013, and was generated by our consolidated real estate properties. The $1.3 million decrease was primarily due to a decrease in portfolio occupancy resulting in a reduction of approximately $1.4 million, an increase in free rent concessions of approximately $1.1 million, a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.5 million and decreases in other revenue of approximately $0.3 million. These decreases were partially offset by an increase of approximately $3.0 million due to rental rate increases. We experienced a decrease in occupancy in 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following lease expirations. As of September 30, 2014, we have been able to rebuild our occupancy to 87%, and we anticipate adding more positive movement in our occupancy in the fourth quarter of 2014.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2014, were approximately $26.4 million as compared to approximately $26.9 million for the three months ended September 30, 2013, and were comprised of property operating expenses from our consolidated real estate properties. The $0.5 million decrease was primarily a result of a decrease in bad debt expense of approximately $0.6 million.
Interest Expense.  Interest expense for the three months ended September 30, 2014, was approximately $21.0 million as compared to approximately $26.6 million for the three months ended September 30, 2013, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $5.6 million decrease was primarily due to lower overall borrowings related to the pay off of debt associated with our FOUR40 property in Chicago, Illinois, and lower borrowing on our credit facility in the third quarter of 2014 as compared to the third quarter 2013.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2014, was approximately $36.0 million as compared to approximately $36.6 million for the three months ended September 30, 2013, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties and, in 2013, amortization of a non-real estate related intangible asset.  The $0.6 million decrease is primarily due to lower lease intangible amortization.
Nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013
Rental Revenue.  Rental revenue for the nine months ended September 30, 2014, was approximately $251.2 million as compared to approximately $257.1 million for the nine months ended September 30, 2013, and was generated by our consolidated real estate properties.  The $5.9 million decrease was primarily due to a decrease in portfolio occupancy resulting in a reduction of approximately $6.0 million, a decrease in straight-line rent adjustments of approximately $1.5 million, a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.9 million, an increase in free rent concessions of approximately $0.6 million, and decreases in other revenue of approximately $0.5 million. These decreases were partially offset by an increase of approximately $4.6 million due to rental rate increases. We experienced a decrease in occupancy in 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following lease expirations. As of September 30, 2014, we have been able to rebuild our occupancy to 87%, and we anticipate adding more positive movement in our occupancy in the fourth quarter of 2014.
Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2014, were approximately $82.4 million as compared to approximately $78.9 million for the nine months ended September 30, 2013, and were comprised of property operating expenses from our consolidated real estate properties. The $3.5 million increase was primarily attributable to an increase in administrative and other expenses of approximately $1.7 million, an increase of approximately $0.9 million in repairs and maintenance, and an increase of approximately $0.9 million in utilities expense, primarily due to the harsh winter.
Interest Expense.  Interest expense for the nine months ended September 30, 2014, was approximately $62.9 million as compared to approximately $80.8 million for the nine months ended September 30, 2013, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $17.9 million decrease was primarily due to lower overall borrowings related to the pay off of debt associated with our FOUR40 property in Chicago, Illinois, and lower borrowing on our credit facility in 2014 as compared to the same period in 2013.
Asset Impairment Losses. We had approximately $8.2 million in asset impairment losses for the nine months ended September 30, 2014, related to impairment of a property due to a change in management’s estimates of the intended hold period. We had no asset impairment losses for the nine months ended September 30, 2013.
General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2014, were approximately $13.8 million as compared to approximately $13.0 million for the nine months ended September 30, 2013, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of BHT Advisors.  The $0.8 million increase in general and administrative expenses is primarily due to increased stock based compensation expense and executive and director recruiting fees and expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2014, was approximately $105.3 million as compared to approximately $107.9 million for the nine months ended September 30, 2013, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties and, in 2013, amortization of a non-real estate related intangible asset.  The $2.6 million decrease is primarily due to the 2013 write-off of a non-real estate related asset of approximately $1.1 million and 2014 lower lease intangible amortization.

Equity in Earnings of Investments.  Equity in earnings of investments for the nine months ended September 30, 2014, was approximately $1.3 million as compared to approximately $0.1 million for the nine months ended September 30, 2013, and was comprised of our share of equity in the income and losses of unconsolidated investments.  The $1.2 million increase is primarily related to increased income at the Wanamaker Building.
Gain on Sale or Transfer of Assets. We had no gain on sale or transfer of assets for the nine months ended September 30, 2014. Gain on sale or transfer of assets was approximately $16.1 million for the nine months ended September 30, 2013, and was related to the January 2013 partial sale of Paces West.
Cash Flow Analysis
Nine months ended September 30, 2014, as compared to nine months ended September 30, 2013
Cash provided by operating activities was approximately $22.5 million for the nine months ended September 30, 2014. Cash provided by operating activities for the nine months ended September 30, 2013, was approximately $30.7 million. The approximately $8.2 million decrease is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $6.2 million less net cash outflows from working capital assets and liabilities in 2014 compared to 2013; (2) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, which resulted in approximately $13.5 million less cash received from the results of our consolidated real estate property operations, net of interest expense, and general and administrative expenses;  and (3) an increase in cash paid for lease commissions and other lease intangibles of approximately $0.9 million.
Cash used in investing activities for the nine months ended September 30, 2014, was approximately $53.7 million and was primarily comprised of monies used to fund capital expenditures for existing real estate and real estate under development of approximately $73.6 million, partially offset by proceeds from the sale of properties of approximately $19.1 million. Cash provided by investing activities for the nine months ended September 30, 2013, was approximately $106.0 million and was primarily comprised of proceeds from the sale of properties of approximately $155.6 million, a change in restricted cash of approximately $18.3 million and a return of investments of approximately $9.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $75.4 million.
Cash used in financing activities for the nine months ended September 30, 2014, was approximately $25.7 million and was primarily comprised of payments on notes payable, net of proceeds from notes payable. Cash used in financing activities for the nine months ended September 30, 2013, was approximately $127.1 million for the nine months ended September 30, 2013, and was primarily comprised of payments on notes payable, net of proceeds from notes payable of approximately $122.3 million and distributions to noncontrolling interests of approximately $4.9 million related to the sale of Energy Centre.
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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$(16,380)	$7,148	$(63,337)	$(9,042)
Net (income) loss attributable to noncontrolling interests	25	(429)	89	(410)
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	36,245	43,739	105,987	130,237
Real estate depreciation and amortization from unconsolidated properties	1,275	1,493	3,854	4,455
Real estate depreciation and amortization from noncontrolling interests	—	(171)	—	(504)
Impairment of depreciable real estate assets	—	—	8,225	4,879
Gain on sale or transfer of depreciable real estate	(4,026)	(9,894)	(4,026)	(30,714)
Noncontrolling interest share of gain on sale or transfer of depreciable real estate	—	459	—	459
Noncontrolling interest (OP units and vested restricted stock units) share of above adjustments	(68)	(51)	(185)	(157)
FFO attributable to common stockholders	17,071	42,294	50,607	99,203
Adjustments (1) (2):
Acquisition expenses	4	—	4	95
Straight-line rent adjustment	(411)	(1,043)	(3,822)	(6,763)
Amortization of above- and below-market rents, net	(827)	(3,173)	(3,287)	(7,992)
Net loss (gain) on troubled debt restructuring and early extinguishment of debt	946	(22,035)	946	(35,328)
Noncontrolling interest (OP units and vested restricted stock units) share of above adjustments	2	38	10	72
MFFO attributable to common stockholders	$16,785	$16,081	$44,458	$49,287
Weighted average common shares outstanding - basic	299,264	299,192	299,252	299,192
Weighted average common shares outstanding - diluted (3)	299,975	299,653	299,970	299,561
Net income (loss) per common share - basic and diluted (3)	$(0.05)	$0.02	$(0.21)	$(0.03)
FFO per common share - basic and diluted	$0.06	$0.14	$0.17	$0.33
MFFO per common share - basic and diluted	$0.06	$0.05	$0.15	$0.16
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net income (loss) per common share.

Three months ended September 30, 2014, as compared to the three months ended September 30, 2013
FFO attributable to common stockholders for the three months ended September 30, 2014, was approximately $17.1 million as compared to approximately $42.3 million for the three months ended September 30, 2013, a decrease of approximately $25.2 million.  This decrease is primarily due to the disposition of properties that are now included in discontinued operations which resulted in a decrease of approximately $29.7 million (including a decrease of approximately $22.0 million in net gain on troubled debt restructuring). This decrease was partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $4.5 million primarily related to the following factors:

•	lower interest expense of approximately $5.6 million;
partially offset by:

•	a decrease in revenue of approximately $1.3 million.

MFFO attributable to common stockholders for the three months ended September 30, 2014, was approximately $16.8 million as compared to approximately $16.1 million for the three months ended September 30, 2013, an increase of approximately $0.7 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $5.8 million. This decrease was partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $6.5 million primarily related to the following factors:
•lower interest expense of approximately $5.6 million;

•	an increase in revenue of approximately $0.5 million; and
•a decrease of property operating expense of approximately $0.5 million.
Nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013
FFO attributable to common stockholders for the nine months ended September 30, 2014, was approximately $50.6 million as compared to approximately $99.2 million for the nine months ended September 30, 2013, a decrease of approximately $48.6 million.  This decrease is primarily due to the disposition of properties that are now included in discontinued operations which resulted in a decrease of approximately $58.3 million (including approximately $35.4 million in net gain on troubled debt restructuring and early extinguishment of debt). This decrease was partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $9.7 million primarily related to the following factors:

•	lower interest expense of approximately $17.9 million; and

•	a write off of non-real estate related intangible assets in 2013 of $1.1 million;
partially offset by:
•a decrease in revenue of approximately $5.9 million; and

•	an increase in property operating expenses of approximately $3.5 million.

MFFO attributable to common stockholders for the nine months ended September 30, 2014, was approximately $44.5 million as compared to approximately $49.3 million for the nine months ended September 30, 2013, a decrease of approximately $4.8 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $18.5 million. This decrease was partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $13.7 million primarily related to the following factors:

•lower interest expense of approximately $17.9 million;
•an increase in earnings from equity investments of $1.2 million; and

•	a write off of non-real estate related intangible assets in 2013 of $1.1 million;
partially offset by:
•a decrease in revenue of approximately $2.4 million; and

•	an increase in property operating expenses of approximately $3.5 million.
For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 23.

Same Store Cash Net Operating Income (“Same Store Cash NOI”)

Same Store Cash NOI is a non-GAAP financial measure equal to rental revenue, less lease termination fee income and non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rents, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management fees for our same store properties. The same store properties include our consolidated operating properties owned and operated for the entirety of the current and comparable periods.  We view Same Store Cash NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of consolidated properties owned and operating for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods under review.
Same Store Cash NOI presented by us may not be comparable to Same Store Cash NOI reported by other REITs that do not define Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our condensed consolidated financial statements and notes thereto. Same Store Cash NOI should not be considered as an alternative to net income (loss) as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. The table below presents our Same Store Cash NOI with a reconciliation to net income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands). The same store properties for this comparison consist of 35 properties and 13.3 million square feet.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Same Store Revenue:
Rental revenue	$84,044	$85,258	$251,220	$256,558
Less:
Straight-line rent revenue adjustment	(211)	(429)	(3,024)	(4,519)
Amortization of above- and below-market rents, net	(720)	(2,225)	(2,968)	(4,864)
Lease termination fees	(1,035)	(473)	(1,941)	(741)
	82,078	82,131	243,287	246,434

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	26,238	26,492	81,468	77,372
Real estate taxes	13,338	12,990	38,445	37,802
Property management fees	2,582	2,596	7,597	7,664
Property Expenses	42,158	42,078	127,510	122,838

Same Store Cash NOI	$39,920	$40,053	$115,777	$123,596

Reconciliation of net loss to Same Store Cash NOI
Net income (loss)	$(16,380)	$7,148	$(63,337)	$(9,042)
Adjustments to reconcile net income (loss) to Same Store Cash NOI:
Interest expense	21,009	26,606	62,899	80,844
Asset impairment losses	—	—	8,225	—
Tenant improvement demolition costs	128	364	958	1,310
General and administrative	4,511	4,206	13,812	12,962
Acquisition expense	4	—	4	—
Depreciation and amortization	36,012	36,634	105,298	107,873
Interest and other income	(86)	(151)	(426)	(762)
Provision for income taxes	36	328	45	414
Equity in earnings of investments	(431)	(346)	(1,314)	(68)
Income from discontinued operations	(2,917)	(31,609)	(2,448)	(43,515)
Gain on sale or transfer of assets	—	—	—	(16,102)
Net operating income of non same store properties	—	—	(6)	(194)
Straight-line rent revenue adjustment	(211)	(429)	(3,024)	(4,519)
Amortization of above- and below-market rents, net	(720)	(2,225)	(2,968)	(4,864)
Lease termination fees	(1,035)	(473)	(1,941)	(741)
Same Store Cash NOI	$39,920	$40,053	$115,777	$123,596

Same Store Cash NOI decreased approximately $0.1 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, and approximately $7.8 million, or 6%, during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 23.
Liquidity and Capital Resources
General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness including repaying or refinancing our outstanding indebtedness as it matures, and capital improvements to our properties including commitments for future tenant improvements. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy during the past few years, access to capital has been challenging at times, and management has been focused on managing our capital resources.

Current Liquidity

As of September 30, 2014, we had cash and cash equivalents of approximately $0.9 million and restricted cash of approximately $49.7 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $664.8 million for October 2014 through September 2015, including approximately $81.8 million for monthly principal and interest payments on our debt and approximately $332.0 million for payoff of debt maturing during that period. At projected operating levels, we anticipate that revenue from our properties over the same period will generate approximately $287.3 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents, restricted cash, borrowings (including the approximately $183.1 million of currently available borrowings under our existing credit facility), other refinancing activities, and proceeds from the sale of properties, which we anticipate to be approximately $621.7 million.
Liquidity Strategies

We need to generate funds for our long-term liquidity requirements, including our share of 2015 and 2016 debt maturities of approximately $383.7 million and $839.3 million, respectively. As discussed above in the Overview section, one of our key objectives is to mitigate the interest rate and refinancing risk associated with our 2015 and 2016 debt maturities through a number of initiatives. Our expected actual and potential liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from our available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from asset dispositions, and proceeds from public or private issuances of debt or equity securities.
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
We are exploring opportunities and working with various entities to generate both property level and company level capital, including a potential new credit facility (as described in more detail below) that would provide up to $475.0 million in available borrowings to be used for a number of general corporate purposes, including the repayment of existing debt.

There is, however, no assurance that we will be able to realize any capital from these initiatives.
Notes Payable

Our notes payable was approximately $1.5 billion in principal amount at September 30, 2014. In September 2014, we sold our City Hall Plaza property and defeased approximately $24.1 million in related debt. As of September 30, 2014, all of our outstanding debt is fixed rate debt, with the exception of approximately $55.5 million from borrowings on our credit facility and our construction loan for Two BriarLake Plaza. At September 30, 2014, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 2.50% to 6.22%. We also have a property-related mezzanine loan included in our notes payable of approximately $14.8 million with a stated annual interest rate at September 30, 2014, of 9.80%. The effective weighted average annual interest rate for all of our borrowings is approximately 5.61%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2014, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from January 2015 to August 2021. On October 14, 2014, we paid off approximately $32.5 million of debt, without penalty, that was due in January 2015.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings under a revolving line of credit of up to $260.0 million, based on meeting certain financial thresholds. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to $500.0 million in the aggregate. The facility matures on June 20, 2017, and may be extended for an additional one-year term and an additional six-month term. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) LIBOR for an interest period of one month plus 1.0%) plus 1.35% or (2) LIBOR plus 2.35%. All amounts owed under the credit facility are guaranteed by us and certain subsidiaries of Tier OP. Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of six properties owned by certain of our subsidiaries. As of September 30, 2014, borrowing capacity under the facility was limited based on certain financial thresholds to approximately $183.1 million and there were approximately $20.0 million in borrowings outstanding.

On September 26, 2014, Tier OP and certain of its lenders entered into a commitment letter for a potential new senior secured credit facility that would provide for borrowings of up to $475.0 million.  The anticipated new facility would consist of a $225.0 million revolving line of credit with a four-year term that could be extended one additional year and a $250.0 million term loan with a five-year term. We anticipate closing this potential new credit facility before the end of the year, but there can be no assurance that entry into this new facility will occur.  In October 2014, in connection with this potential new credit facility, we entered into interest rate swap agreements to hedge interest rates on approximately $250.0 million of these potential borrowings to manage our exposure to future interest rate movements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. As of September 30, 2014, we had approximately $55.5 million of debt that bears interest at a variable rate. A 100 basis point increase in interest rates would result in a net increase in total annual interest incurred of approximately $0.6 million. A 100 basis point decrease in interest rates would result in a net decrease in total annual interest incurred of approximately $0.1 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Amendment to Property Management Agreement
On October 30, 2014, the Company, Tier OP and HPT Management entered into the First Amendment (the “Amendment”) to the Sixth Amended and Restated Property Management Agreement, dated August 31, 2012 (the “Management Agreement”). The Amendment revises the method used to calculate the amount to be paid by the Company to HPT Management for the non-cash compensation components of HPT Management’s personnel costs. In all other material respects, the terms of the Management Agreement remain unchanged.

The information set forth above with respect to the Amendment does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.
Property Disposition and Acquisition
On October 23, 2014, we entered into an agreement of sale to sell our 222 South Riverside property in Chicago, Illinois, to an unaffiliated third party in exchange for $247.0 million in cash and the conveyance of 5950 Sherry Lane, an approximately 196,000 square foot office building in Dallas, Texas. Either of the parties may elect not to close on the transaction. Closing is contemplated to occur during the fourth quarter of 2014 but is subject to closing conditions that could extend the closing to 2015.
Determination of Estimated Value Per Share
On October 30, 2014, pursuant to our Third Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated value per share of the Company’s common stock equal to $4.48 per share. Our Estimated Valuation Policy substantially conforms to the provisions of the Investment Program Association’s Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs (the “Guideline”). Accordingly, this year’s estimated per share valuation has been performed in accordance with the Guideline. This estimate is being provided solely to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements. We expect to provide the next estimated value per share in the fourth quarter of 2015.
Process and Methodology
In accordance with our Estimated Valuation Policy, we will endeavor to announce an estimated per share valuation each calendar year that is determined by estimating our net asset value per share determined in a manner consistent with the definition of fair value under GAAP, primarily set forth in the Financial Accounting Standards Board Accounting Standards Codification 820, as the same may be amended from time to time. Oversight of the process to determine the estimated per share valuation is vested in the audit committee of the board of directors; however, the board must approve the final estimated value per share. The audit committee is responsible for: (1) approving the engagement of a third party valuation firm to assist in valuing our assets, liabilities and unconsolidated investments; (2) reviewing and approving the process and methodology used to determine the estimated value per share, the consistency of the valuation methodology with real estate industry standards and practices, and the reasonableness of the assumptions utilized; (3) reviewing the reasonableness of the estimated value per share resulting from the process; and (4) recommending the final proposed estimated value per share to the board.
For the current estimated value per share, the audit committee approved the engagement of Altus Group U.S., Inc. (“Altus”) to appraise our real estate assets and estimate the fair value of our notes payable, cash and cash equivalents, and other net liabilities. The audit committee reviewed the qualifications of Altus, which is an independent, third party real estate research, valuation and advisory firm, and determined that Altus possessed the experience and professional competence necessary to value assets or investments similar to ours. Altus was engaged by the Company in 2013 and 2012 to provide substantially the same services as this year. Altus does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party, and there are no material conflicts of interest between Altus, on one hand, and the Company or any of our officers or directors, on the other.
In arriving at the estimated value per share, the audit committee and the board reviewed the valuation analysis and methodologies used by Altus for the real estate assets, notes payable and other net assets, which they believe are consistent with industry standards and practices for the types of assets held and liabilities owed by the Company. They conferred with both Altus and the Company’s management team regarding the methodologies and assumptions used. Both the audit committee and the board of directors considered all information provided in light of their familiarity with our assets, determined an estimated value of $4.48 per share based on the analysis performed by Altus, and unanimously approved it.
 The estimated valuation of $4.48 per share as of October 30, 2014, reflects an increase from the estimated valuation of $4.20 per share as of November 1, 2013. The primary factors contributing to this change in value are the estimated increase in the value of our real estate and the development of our Two BriarLake Plaza property in Houston, Texas, which contributed an increase in the estimated value per share of $0.52. The estimated increase in our real estate value was partially offset by the estimated increase in the value of our net other liabilities and the use of cash and cash equivalents, including proceeds from real estate sales, that were primarily redeployed into our real estate assets, used to repay our notes payable, or used to fund our operations, which resulted in a decrease in the estimated value per share of $0.23. Finally, the increase in common stock outstanding had a dilutive impact of $0.01 per share.
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate. Altus estimated the value of our investments in real estate by using a discounted cash flow analysis based on the anticipated hold period for each asset, supported by a sales comparison approach analysis, to estimate values of substantially all of the properties in our portfolio. Altus calculated the value of our investments in real estate beginning with management-prepared, quarterly cash flow estimates or executed sales contracts with third parties, or offers made by third parties for properties currently being marketed, if available. Altus then employed a range of terminal capitalization rates, discount rates, growth rates and other variables that fell within ranges that Altus believed would be used by similar investors to value the properties we own. Altus used assumptions in developing cash flow estimates that were specific to each property (including holding periods) and that were determined based on a number of factors, including the market in which the property is located, the specific location of the property within the market, the quality of the property compared to its competitive set, the available space at the property and the market, tenant demand for space and investor demand and return requirements. These cash flow estimates and other assumptions were developed for each property by Altus, and Altus confirmed that the data, techniques, assumptions and resulting estimates were supported by information gathered from peer properties housed in their extensive proprietary database. To further support the assumptions and the results of the discounted cash flow analysis, Altus researched and analyzed comparable sales transactions in each of the individual markets.
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
Our estimated value per share was calculated by aggregating the value of our real estate, notes payable, cash and cash equivalents, and other net liabilities, and dividing the total by the number of shares of common stock, limited partnership units and restricted stock units outstanding at the determination date of October 30, 2014. Our estimated value per share does not reflect “enterprise value,” which generally could include a premium for:

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
Allocation of Estimated Value
Our estimated value per share was allocated amongst our asset types as follows for 2014 as compared to 2013:

	2014	2013
Real estate assets, including investments in real estate entities (1)	$9.71	$10.45
Notes payable, including notes payable of real estate investment activities	(5.10)	(6.32)
Cash and cash equivalents	0.02	0.08
Other net liabilities	(0.15)	(0.01)
Estimated net asset value per share (2)	$4.48	$4.20
__________
(1) The following are the key assumptions (shown on a weighted average basis) that were used in the discounted cash flow models to estimate the value of the real estate assets we owned at each of the 2014 and 2013 estimated valuation dates.

	2014	2013
Exit capitalization rate	7.03%	7.04%
Discount rate	7.92%	8.02%
Annual market rent growth rate (a)	3.07%	3.40%
Annual holding period	10.13 years	10.11 years
__________

(a)	Rates reflect estimated average annual growth rates for market rents over the holding period.
While the audit committee and the board believe that these assumptions are reasonable for 2014, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted average discount rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.1%, while a decrease in the weighted average discount rate of 25 basis points would yield an increase in the value of our real estate assets of 2.1%. Likewise, an increase in the weighted average exit capitalization rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.6% while a decrease in the weighted average exit capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 2.8%
(2) Based on 300,491,105 and 300,085,179 shares of common stock, restricted stock, limited partnership units and restricted stock units outstanding at October 30, 2014 and November 1, 2013, respectively.
The aggregate purchase price of our properties owned as of October 30, 2014, including capital expenditures made subsequent to the acquisition date, is approximately $3,384.4 million. As of October 30, 2014, the estimated value of the Company’s real estate assets, including investments in real estate activities, is approximately $2,916.9 million.
Limitations of Estimated Value Per Share
As with any valuation methodology, the methodology used for our 2014 estimated per share valuation was based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share does not represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets.
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

TIER REIT, INC.
Dated: November 3, 2014	By:	/s/ James E. Sharp
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

10.1	First Amendment to Sixth Amended and Restated Property Management Agreement, dated October 30, 2014 (filed herewith)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (filed herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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