Form 10-K
period 2014-12-31
TIER REIT INC
filed 2015-03-11
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no established market for the registrant’s common stock.  The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion, based on the estimated per share value of $4.20 per share, as established by the registrant’s board of directors as of November 1, 2013, pursuant to the registrant’s Third Amended and Restated Policy for Estimation of Common Stock Value.

As of February 28, 2015, the registrant had 300,555,965 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIER REIT, Inc.
FORM 10-K
Year Ended December 31, 2014

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “objectives,” “strategies,” “goals,” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted due to a variety of risks and uncertainties, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form  10-K and the factors described below:

•	market disruptions and economic conditions experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	our ability to renew expiring leases and lease vacant spaces at favorable rates or at all;

•	the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their businesses;

•	the availability of cash flow from operating activities to fund distributions and capital expenditures;

•	our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise to fund our future capital needs;

•	our ability to strategically acquire or dispose of assets on favorable terms, or at all;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to retain our executive officers and other key personnel;

•	conflicts of interest and competing demands faced by certain of our directors;

•	unfavorable changes in laws or regulations impacting our business or our assets; and

•	factors that could affect our ability to qualify as a real estate investment trust for federal income tax purposes.

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

PART I

Item 1.                    Business.

General

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on owning and operating high quality office properties located in selective markets throughout the United States. As used herein, “TIER REIT,” the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.

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

As of December 31, 2014, we owned interests in 37 operating properties and one recently developed non-operating property located in 14 states and the District of Columbia. Our office is located at 17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248, and our telephone number is (972) 931-4300.

Business Strategy

A TierOne Approach to Real Estate

TIER REIT is steadily becoming a premier office REIT whose goal is to maximize total return to stockholders through the combination of share appreciation and income derived from a sustainable distribution. We leverage the extensive experience of our executive team who were integral in the successful creation of three public office REITs over the last 20 years. In order to achieve our goal, we employ the following strategies:

Our Investment Strategy: Forward Thinking + Purposeful

Utilizing rigorous fiscal discipline blended with vision and creativity, we acquire, develop, and redevelop high quality office properties in our target markets that we believe offer the opportunity to create long-term value. By investing in best-in-class properties, we believe our assets will outperform others in their respective markets, particularly in periods of oversupply or economic downturn. We also seek opportunities to enhance our investment returns through sales and joint ventures of mature properties and reinvestment into new opportunities.

Our Markets: Selective + Growth Oriented

Our approach to determining our target markets is research driven, augmented by our market knowledge resulting from our management team’s experience and operating history. We invest and operate in markets that we believe are well positioned to benefit from long-term population and office-using employment growth. We focus our investment efforts primarily in the high-growth Texas markets of Houston, Dallas, and Austin in which our team has deep and extensive relationships cultivated through successful office acquisitions and development transactions encompassing four investment cycles during the past 30 years. We also invest in other high-growth office markets in order to seek to enhance our return and diversify our risk.

Our Submarkets: Demand Driven + Progressive

We select specific submarkets within our target markets that possess proven, long-term demand characteristics such as amenities that provide a “work-live-play” environment, proximity to office-using workforce, efficient infrastructure and transportation, presence of growth industries, quality higher education, and in-migration.

Our Operational Excellence: Dependable + Innovative

Operational excellence is at the forefront of our thinking. We provide our tenants with exceptional working environments with our best-in-class TierOne service. We also believe that high-performance green buildings are not just good for the environment, they create economic value for our stockholders and tenants. We use innovative technology to stay on the cutting edge of efficient space planning, energy management, and conservation initiatives which are critical factors in the prospective tenant decision-making process.

Our Capital Structure: Conservative + Efficient

We manage our capital structure through the use of moderate levels and flexible forms of leverage. We utilize a variety of financing sources that provide us the opportunity to optimize our cost of capital while also supporting our flexibility to grow and enhance the value of our portfolio.

Investment Objectives

Our investment objectives are:

•	to preserve, protect and return stockholders’ capital contributions;

•to maximize cash distributions paid to stockholders;

•to realize growth in the value of our investments upon the ultimate sale of these investments; and

•
to list our shares for trading on a national securities exchange or, if we do not list our shares before February 2017, to make an orderly disposition of our assets and distribute the cash to our stockholders, unless a majority of our directors, including a majority of our independent directors, extends this date.

Key Objectives

We identified four key objectives for 2014: (1) lease the portfolio and increase occupancy in an effort to drive internal growth in future years; (2) sharpen our geographic focus through the sale of certain non-strategic properties; (3) mitigate a portion of the future interest rate and refinancing risk from debt maturing in 2015 and 2016; and (4) redeploy capital in an accretive manner to provide for future external growth and bolster institutional interest in the company. Please see a detailed discussion about our 2014 accomplishments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

To continue the Company’s progress forward, we have identified six key objectives for 2015: (1) dispose of properties outside target markets; (2) recycle capital into target markets; (3) strengthen the balance sheet; (4) increase portfolio occupancy; (5) internalize property management and administrative services; and (6) reinstate distributions.

Dispose of Properties Outside Target Markets

When we believe market conditions are advantageous to us, we intend to reduce our exposure in one or more of our remaining non-strategic markets. Specifically we have sold, or expect to sell, properties located in Baltimore, Maryland; Cleveland and Columbus, Ohio; Philadelphia, Pennsylvania; and Worcester, Massachusetts, in 2015. There can be no assurance that projected sales will occur on favorable terms or at all.

Recycle Capital into Target Markets

We are currently identifying opportunities to build scale in targeted markets and focusing on best-in-class properties for long-term value creation. For example, in December 2014, we entered into an exchange transaction with an institutional property investor in which we sold 222 South Riverside Plaza located in Chicago, Illinois, in exchange for cash and the conveyance of 5950 Sherry Lane located in the Preston Center submarket of Dallas, Texas.

Strengthen the Balance Sheet

As of December 31, 2014, including our share of the debt maturing at our unconsolidated subsidiaries, and excluding debt associated with real estate held for sale, we have approximately $290.9 million and $557.1 million of debt, maturing in 2015 and 2016, respectively. As of December 31, 2014, we also have approximately $97.3 million of debt associated with real estate held for sale which is scheduled to mature in 2016. Current interest rates for commercial office properties are significantly lower than our average interest rates, and with the potential for rising interest rates, one of our objectives for 2015 is to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber non-strategic properties in anticipation of future sale, (2) pre-

paying debt obligations in limited instances in order to secure new long-term financing or to facilitate property dispositions, and (3) selling certain non-strategic properties and transferring the related debt obligations to the purchaser.

Increase Portfolio Occupancy

Our portfolio occupancy was approximately 88% for our 37 operating properties owned at December 31, 2014, which excludes one recently developed non-operating property and includes two unconsolidated properties and three properties classified as held for sale. Leasing momentum in certain high-growth markets is expected to lead to increased cash flow in 2015. As of December 31, 2014, we have approximately 1.1 million square feet of scheduled lease expirations in 2015 at our operating properties (excluding our unconsolidated, held for sale, and non-operating properties) and we will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

Internalize Property Management and Administrative Services

Our property management agreement with HPT Management, LLC (“HPT Management”) includes a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. Our administrative services agreement with BHT Advisors, LLC (“BHT Advisors”) includes a termination option. Once terminated, BHT Advisors would no longer be responsible for providing services to us, such as human resources, shareholder services, or information technology (“IT”). We intend to exercise the property management buyout option and the administrative services termination option effective June 30, 2015, and we expect these actions to result in increased future cash flow through a reduction in property management and external administrative-related expenses, although we can provide no assurance that they will.

Reinstate Distributions

If the economic recovery continues and we are successful with our efforts under our 2015 key objectives, we believe we can provide distributable cash flow and reinstate paying distributions, which is an important objective to us and our stockholders. There can be no assurance, however, regarding the reinstatement of distributions or the timing of such reinstatement.

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

Employees

As of December 31, 2014, we had 55 employees. We continue to purchase certain services from BHT Advisors on a transitional basis, such as human resources, shareholder services, and IT. HPT Management continues to provide property management services for our properties. We intend to exercise the buyout option with HPT Management and terminate the administrative services agreement with BHT Advisors, effective June 30, 2015, and expect that our number of employees will increase as a result.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the SEC.  Copies of our filings with the SEC may be obtained from our website at www.tierreit.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating any information from our website into this Form 10-K.

Item 1A.            Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, and results of operations and could affect our ability to pay distributions in any future periods, if at all.  Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to Our Business and Operations

Market disruptions may adversely impact many aspects of our operating results and operating condition.
After undergoing pervasive and fundamental disruptions in the last few years, the financial and real estate markets have generally stabilized, but only after suffering negative impacts on the availability of credit to businesses generally, and real estate in particular. The availability of debt financing secured by commercial real estate is still subject to tightened underwriting standards when compared to pre-recession standards and the impact of regulatory actions, all of which may increase interest rates and widen credit spreads leading to a slowdown in the U.S. economy as a whole, or impact real estate investments in some of the following ways:

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
Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve has recently ended the latest round of quantitative easing, which could increase long-term interest rates and the cost of borrowing. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring real estate assets.
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
Further, fluctuations in market conditions make judging the future performance of these assets difficult. The real estate assets we own or may acquire may substantially decline in value, which would, among other things, negatively impact our ability to finance or refinance debt secured by these assets or earn positive returns on these assets, and may require us to write down or impair the value of these assets, which would have a negative impact on our results of operations and ability to pay or sustain distributions.
Leases representing approximately 10% of the rentable area within our consolidated portfolio (excluding our unconsolidated, held for sale, and non-operating properties), are scheduled to expire in 2015.  We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2014, leases representing approximately 10% of the rentable area within our consolidated portfolio (excluding our unconsolidated, held for sale, and non-operating properties) were scheduled to expire in 2015. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below the expiring rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain these tenants or attract new ones.  Portions of our properties may remain vacant for extended periods of time.  Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to increase cash flow will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants and are uncertain of the sources of, and may be unable to obtain funding for, all of our future capital needs.

We require capital on an ongoing basis to fund tenant improvements, leasing commissions and capital expenditures.  Specifically, we may be required to expend substantial funds to improve or refurbish leasable space either to retain existing tenants or to attract new tenants. We expect that, upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants; accommodate requests for renovations, build-to-suit remodeling, and other improvements; or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring or to attract new tenants. The reserves we have established for capital improvements may not be sufficient, which would require us to seek funds from other sources.  Moreover, certain reserves required by lenders are designated for specific uses and may not be available to use for tenant improvements.  Our ability to fund future property capital needs may depend on our ability to borrow, to raise capital, including through the disposition of certain of our assets or interests in assets or equity offerings, or to generate additional cash flow from operations.  There can be no assurance that any of these sources will be available, and some of these strategies pose additional risks.  For example, if we sell assets, it will likely have the effect of reducing cash flow from operating activities.  Alternatively, if we decide to raise capital by offering shares of common or preferred stock, or any other securities that are convertible into, exercisable, or exchangeable for our capital stock, the issuance could have the effect of diluting the proportionate equity interest and voting power of our existing stockholders.  Ultimately, if we are unable to fund our capital needs, we may be required to, among other things, defer necessary improvements to our properties, which may cause the properties to suffer from a greater risk of obsolescence or a decline in value, or we may experience decreased cash flow as a result of non-renewals by tenants upon expiration of their leases or fewer tenants being attracted to a property.  If this happens, we may not be able to maintain expiring rental rates for the affected properties.

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

The success of our investments materially depends on the financial stability of our tenants, many of which are financial, legal and other professional firms and many of whom may experience a change in their business at any time.  Economic conditions have adversely affected in the past, and could adversely affect in the future, one or more of our tenants. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.  Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by a tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages.  An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We have experienced net losses attributable to our common stockholders, and we may experience future losses.

Although we had positive net income attributable to our common stockholders of approximately $15.6 million, primarily as a result of gains on the sale or transfer of assets for the year ended December 31, 2013, we had net losses attributable to our common stockholders of approximately $17.4 million and $152.1 million for the years ended December 31, 2014, and December 31, 2012, respectively.  If we incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders will be materially and adversely affected.

One of our liquidity strategies involves the disposition of assets; however, we may be unable to sell a property on acceptable terms and conditions, if at all.

One of our liquidity strategies is to sell or otherwise dispose of certain properties.  We believe it makes economic sense to do so in today’s market in certain instances, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, where we believe we have limited or no equity in a property that secures debt with a near-term maturity, when we do have equity in a property but the projected returns do not justify further investment, or where we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.  However, certain market conditions generally, and property specific issues such as vacancies and lease terminations, could negatively affect the value of our investment properties and therefore reduce our ability to sell or otherwise dispose of these properties on acceptable terms.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly, particularly when coupled with a debt assumption.  Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership may have a low tax basis.  If we were to dispose of any of these properties in a taxable transaction, we may be required, under provisions of the Internal Revenue Code of 1986, as amended (the “Code”) applicable to REITs, to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors limit our ability to effectuate this particular liquidity strategy.

Our indebtedness may adversely affect our financial health and operating flexibility.

As of December 31, 2014, we had total outstanding indebtedness of approximately $1.2 billion, excluding debt associated with real estate held for sale and debt of our unconsolidated entities.  We have a significant amount of debt maturing in 2015 and 2016. As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes.  In addition, we have not generated sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions.  Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for, among other things, working capital, capital expenditures, debt service requirements, execution of our business plan, or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business or to pay distributions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability to fund capital expenditures, tenant improvements, and leasing commissions; and

•	limiting our ability or increasing the costs to refinance our indebtedness.

Economic, regulatory, and socio-economic changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

If our properties do not generate income sufficient to meet operating expenses, debt service, and capital expenditures, it is unlikely we would reinstate distributions to our stockholders. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline even if the income from the property has declined.  The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional, and local economic climates, particularly in markets in which we have a concentration of properties;

•	local office submarket conditions such as changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate and re-lease space;

•
earthquakes, tornadoes, hurricanes, and other natural disasters; civil unrest, terrorist acts, or acts of war; and public health emergencies, including the spread of infectious diseases, such as Ebola, any of which may result in uninsured or underinsured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	changes in accounting standards.

Any of these factors may cause a decrease in the value of our real estate properties.

The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In addition to general, regional, and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties.  Properties located in the metropolitan areas of Houston, Texas; Philadelphia, Pennsylvania; and Chicago, Illinois, generated approximately 47% of our consolidated rental revenue from continuing operations for the year ended December 31, 2014. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence, net operating income.

A significant number of our properties are located in or near energy producing and energy dependent regions, and if energy prices remain depressed or continue to decline, our financial results could be negatively impacted.

We have a substantial number of properties that are located in or near energy producing and energy dependent regions. In particular, we have four operating properties and one recently developed property with approximately 2.2 million rentable square feet located in Houston, Texas, that comprised approximately $63.8 million of our consolidated rental revenue from continuing operations for the year ended December 31, 2014. The Houston area is heavily dependent upon the energy sector. The price of oil and gas has declined dramatically over the past several months. If prices remain depressed, it may have a significant adverse impact on the Houston economy, and companies in the oil and gas industries, including our tenants and prospective tenants, would likely curtail their level of operations, reduce the size of their workforces, and otherwise experience significant adverse impacts. In addition, a decline in the oil and gas industries would likely adversely affect companies, including our tenants and prospective tenants, in businesses that service or supply the oil and gas industries as well as businesses, including our tenants and prospective tenants, in unrelated industries located in areas like Houston that have benefited from the economic expansion generated by previous robust growth driven in part by higher oil prices. A prolonged period of low oil or gas prices or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our Houston properties or could cause us to lease space at rates below current in place rents or at rates below the rates we have leased space in our Houston properties over the prior year. In addition, a prolonged period of low oil or gas prices or other factors negatively impacting the energy industry could have an adverse impact on the ability of our energy tenants to pay rent or could cause them to vacate their premises prior to, or at the conclusion of, their lease terms. Any such events could have a significant adverse impact on our financial condition and results of operations. In addition, factors negatively impacting the energy industry could reduce the market values of our Houston properties which could reduce our net asset value and adversely affect our financial condition and results of operations.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates, and property valuations.

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

Substantially all of our properties are institutional quality office properties.  As a result, we are subject to risks inherent in operating a single type of property. Any downturn in the office sector may have a material adverse effect on our financial condition and results of operations.

Adverse market and economic conditions may adversely affect us and could cause us to recognize impairment charges on real estate assets.

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate related assets may not be recoverable. When indicators of potential impairment are present which indicate that the carrying value of our real estate related assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition.  In the event that the carrying value exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we adjust the real estate related assets to fair value and recognize an impairment charge.

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

Adverse market and economic conditions and market volatility may make it difficult to value our real estate assets. As a result of adverse market and economic conditions, there may be significant uncertainty in the valuation, or in the stability of, the cash flows, discount rates, and other factors related to such assets that could result in a substantial decrease in their value. We may be required to recognize additional asset impairment charges in the future.

Our ongoing strategy depends, in part, upon future acquisitions and development, and we may not be successful in identifying and consummating these transactions.

A part of our business strategy contemplates strategic expansion through the acquisition and development of institutional quality office properties.  We may not be successful in identifying suitable properties or other assets or in consummating these transactions on satisfactory terms, if at all. We would likely need access to capital in order to fund any of these types of transactions. There is no assurance we would have access to capital on acceptable terms and conditions, if at all.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies, and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.

Development and construction projects are subject to delays that may materially increase the cost to complete the project.

We may, from time to time, develop and construct new properties or redevelop existing properties.  In doing so, we will be subject to the risks and uncertainties associated with construction and development including the environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications, and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we are subject to normal lease-up risks relating to newly constructed projects or re-developed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer. We may also invest in unimproved real property.  Returns from development of unimproved properties also are subject to additional risks and uncertainties such as those associated with rezoning.

If we lose or are unable to obtain key personnel, our ability to implement our business and investment strategies and key objectives could be delayed or hindered.
Our ability to achieve our strategies and objectives depends, to a significant degree, upon the continued contributions of our executive officers and our other key personnel. The employment agreements that we have with our executive officers are terminable upon notice, and we cannot guarantee that we will retain our executive officers. We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure you that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or do not establish or maintain the necessary strategic relationships, our ability to implement our business and investment strategies and key objectives could be delayed or hindered, and our operations and financial results could suffer.
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
Compensation awards to our management may not be tied to or correspond with our financial results or the estimated per share value of our common stock.
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
If we internalize property management functions, we could incur adverse effects on our business and financial condition including significant costs.

Our property management agreement with HPT Management includes a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We intend to exercise this buyout option effective June 30, 2015. We expect, but there can be no assurance that, the internalization of property management would result in increased future cash flow through a reduction in property management expenses. However, we will incur a significant cost to exercise the buyout option, which could adversely impact our financial condition and results of operations in the near-term. In addition, there is no assurance that internalizing our property management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of: (i) the costs of such self-management; (ii) our inability to effectively integrate personnel to handle property management and related administrative functions; or (iii) our inability to properly and effectively replicate the services currently provided externally. While we would no longer incur external property management fees, our direct overhead would increase because we would become responsible for compensation and benefits of property management personnel that were previously paid by our external property manager. We may also become subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. Accordingly, there is no assurance that the internalization of property management and related administrative functions will be successful, and such internalization could have an adverse impact on our financial condition and results of operations.

If we internalize certain administrative services, such as human resources and information technology, and outsource shareholder services to another third party we will incur costs and be subject to certain risks that could negatively impact our business.

We purchase certain administrative services from BHT Advisors, such as human resources, shareholder services, and information technology.  Pursuant to our contractual rights, we intend to terminate the administrative services agreement with BHT Advisors effective June 30, 2015.   As a result, we intend to internalize human resources and information technology and outsource shareholder services to another third party, and we expect, but can provide no assurance that, this will result in increased future cash flow through a reduction in external administrative-related expenses. However, we will incur a significant cost to terminate the agreement which could adversely impact our financial condition and results of operations in the near-term. In addition, there is no assurance that internalizing certain administrative functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of: (i) the costs of such internalization, including the hiring of personnel to handle the administrative services; (ii) our inability to identify and retain qualified personnel to effectively manage and perform the administrative services; (iii) our inability to effectively integrate personnel to handle such services; or (iv) our inability to properly and effectively replicate the services currently provided externally or to design systems in connection with human resources and information technology that are efficient and effective. If the administrative services, particularly with respect to information technology, that we design and implement are not effective it would have a significant adverse effect on our business. In addition, while we would no longer incur external fees in connection with such administrative services, our direct overhead would increase because we would become responsible for compensation and benefits of the personnel that we would hire or retain to manage and perform such administrative services. We may also become subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. Accordingly, there is no assurance that the internalization of administrative services will be successful, and such internalization could have an adverse impact on our financial condition and results of operations. In addition, the transition of shareholder services to another third party may cause us to incur additional expenses and the quality and efficiency of such services may not be as expected, which could have a negative impact on our business.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or to pay distributions or make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  We have cash and cash equivalents and restricted cash deposited in interest bearing accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the portion of our deposits that exceed the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available for our operations, to pay distributions, or to make additional investments.

An increase in real estate taxes may decrease our income from properties.

Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.  An increase in the assessed valuation of a property for real estate tax purposes results in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass the tax increases through to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income and our cash available to pay distributions, if any.

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

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.

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

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  They also may be critical to the operations of certain of our tenants.  Further, BHT Advisors provides our IT services, and although we believe they will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  While, to date, we have not experienced a significant cyber-attack or cyber-intrusion, neither BHT Advisors nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

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

The cost of complying with environmental and other governmental laws and regulations may adversely affect us, and we may become subject to liability relating to environmental matters.

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

Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, state or local laws relating to zoning, construction, fire and life safety requirements, and other matters. These laws may require significant property modifications in the future and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or, as mentioned above, terrorism.

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and our operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure and our financial reporting may not be relied on by most stockholders. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, and stockholders could lose confidence in our reported financial information.

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

We may not be able to refinance or repay our existing indebtedness.  Previously, we have faced significant challenges refinancing our debt due to (1) the reduced value of our real estate assets; (2) limited cash flow from operating activities; (3) our debt level; (4) the cost and terms of new or refinanced indebtedness; and (5) material changes in lending parameters, including lower loan-to-value ratios.

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

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt.  Our credit facility, for example, restricts us from paying distributions if the aggregate distributions paid or declared during a period of four consecutive quarters exceeds 95% of our funds from operations during that period and restricts us from paying any distributions, other than as required to maintain our REIT qualification.  Funds from operations, as defined in the credit facility agreement, is equal to net income (or loss), computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  In addition, a breach of the financial and operating covenants in our debt agreements, including our credit facility agreement, could cause a default and accelerate payment under these agreements which could have a material adverse effect on our results of operations and financial condition.  Specifically, violating the covenants contained in our credit facility agreement would likely result in us incurring higher finance costs and fees or an acceleration of the maturity date of advances under the credit facility agreement.

Interest-only indebtedness may increase our risk of default.

We have obtained, and continue to incur interest on interest-only mortgage indebtedness.  Of our approximately $1.2 billion of outstanding debt at December 31, 2014, approximately $479.7 million currently requires interest only payments.  During the interest-only period the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan, and the principal balance of the mortgage loan is not being reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest-only period we will be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required monthly or balloon principal payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will otherwise reduce the funds available for other purposes, including funding capital expenditures or any future distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2014, approximately $45.9 million of our outstanding debt bore interest at variable rates. We also have a $475.0 million credit facility. The borrowings on this credit facility bear interest at a variable rate, except for $250.0 million that has been effectively fixed through the use of interest rate hedges. Thus, we are potentially exposed to increases in costs in a rising interest rate environment.  Increased payments will reduce the funds available for other purposes including funding capital expenditures or distributions to our stockholders.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against interest rate fluctuations, we may use derivative financial instruments, which will subject us to various risks.

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

If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased cost may result in future refinancing or acquisitions generating lower overall economic returns. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. We may not be able to borrow monies on terms and conditions that we find acceptable or at all. In addition, we may find it costly to refinance indebtedness which is maturing.
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

We have ceased paying distributions.

We ceased paying distributions on December 19, 2012, and even though providing distributable cash flow and reinstating distributions is an important objective in connection with our 2015 key objectives, we cannot estimate when we may reinstate distributions or the amount of any future distributions. There can be no assurance that we will pay any distributions in the future.

As of December 19, 2012, our board of directors suspended our share redemption program for all stockholders, and it is unlikely that we will resume the share redemption program in the near future. Therefore, you will likely not be able to sell your shares under the program.

On December 19, 2012, our board suspended all redemptions until further notice, and we have no current plans to resume the share redemption program in the near future. Therefore, until further notice, if any, you will not be able to sell any of your shares back to us pursuant to our share redemption program. Should we resume the share redemption program, our board of directors may amend, suspend, or terminate the program at any time. Our board of directors may also reject any request for redemption of shares. Further, our share redemption program contains many other restrictions and limitations that restrict your ability to sell your shares back to us under the program.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.

We adopted a valuation policy in respect of estimating the per share value of our common stock, as amended and restated on August 1, 2013. On October 30, 2014, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock of $4.48 per share. This estimate was determined by our board of directors after consultation with an independent, third party real estate research, valuation, and advisory firm, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount you would obtain if you were to sell your shares or if we engaged in a liquidity event, including a liquidation of assets or sale of the Company.

Risks Related to Conflicts of Interest

Two of our seven directors face conflicts of interest because of their positions or affiliations with our property manager and our former advisor.

Two of our directors, Messrs. Aisner and Mattox, also serve as officers and directors of BHT Advisors, HPT Management, and other entities affiliated with BHT Advisors, including Services Holdings. We continue to pay fees to BHT Advisors and its affiliates for performing certain administrative services for us on a transitional basis, including human resources, shareholder services, and information technology, and to HPT Management for managing our properties. Further, Services Holdings owns 10,000 shares of our Series A participating, voting, convertible preferred stock (“Series A Convertible Preferred Stock”).

The affiliation of Messrs. Aisner and Mattox with these other entities could result in conflicts with our business and interests that are most likely to arise in their participating in deliberations or voting on matters by our board of directors related to:

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

The percentage of our shares that you own will be diluted if our Series A Convertible Preferred Stock is converted.

On August 31, 2012, we entered into a series of agreements, and amendments to existing agreements and arrangements (the “Self-Management Transaction”), with Behringer Harvard Holdings, LLC (“BHH”) and each of BHT Advisors, HPT Management, and Behringer Harvard REIT I Services Holdings, LLC (“Services Holdings”), each a direct or indirect subsidiary of BHH. In connection with the Self-Management Transaction, we issued 10,000 shares of Series A Convertible Preferred Stock to Services Holdings.  Each share of Series A Convertible Preferred Stock participates in dividends and other distributions on par with each share of our common stock. In addition, the Series A Convertible Preferred Stock may be converted into shares of our common stock, reducing the percentage of our common stock owned by stockholders prior to conversion.  In general, the Series A Convertible Preferred Stock will convert into shares of our common stock: (1) automatically in connection with a listing of our common stock on a national exchange; (2) automatically upon a change of control; or (3) upon election by the holder during the period ending August 31, 2017. The determination of the number of shares of our common stock into which Series A Convertible Preferred Stock may be converted generally will be based upon 10% of the excess of our “company value” plus total distributions in excess of the current distribution rate after the issuance of the shares and through the date of the event triggering conversion, over the aggregate value of our common stock outstanding as of the issuance of the shares.

Risks Related to Our Organization and Structure

Stockholders have limited control over changes in our policies and operations, and our investment and business strategies and objectives may not be successful.

Our board of directors determines our major policies, including those regarding investment and business policies and strategies, financing, growth, debt capitalization, REIT qualification, and distributions.  Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders. In addition, there is no assurance that we will be able to successfully implement our investment or business strategies, including our strategies and objectives for 2015.

Your percentage interest in TIER REIT, Inc. will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,000,000 shares of capital stock of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock, 17,490,000 shares are designated as preferred stock, and 10,000 shares are designated as Series A Convertible Preferred Stock.  Subject to any preferential rights in favor of any class of preferred stock, our board of directors may increase the number of authorized shares of capital stock that we have the authority to issue or increase or decrease the number of shares of equity stock of any class or series of stock designated.  Shares may be issued in the discretion of our board of directors.  The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) issue or sell additional shares of our common stock in the future; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities; (4) issue shares of our common stock upon the conversion of the Series A Convertible Preferred Stock; (5) issue shares of our common stock upon the exercise of the options granted to our independent directors or upon issuance of restricted stock or other awards under our 2005 Incentive Award Plan to our independent directors, employees, or consultants; or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Tier OP.  In addition, the partnership agreement for Tier OP contains provisions that would allow, under certain circumstances, other entities to merge into, or cause the exchange or conversion of their interest for interests of, Tier OP.  Because the limited partnership interests of Tier OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Tier OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders.  Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a liquidity event for our stockholders.

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person or group may own more than 9.8% of our outstanding common or preferred stock, in value or number of shares, whichever is more restrictive.  This restriction may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might otherwise provide stockholders with a liquidity event.

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

Maryland law contains a second statute that may also have an anti-takeover effect.  This statute, known as the Control Share Acquisition Act, provides that persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation’s disinterested stockholders.  Shares of stock owned by the acquirer, by officers, or by employees who are directors of the corporation, are not considered disinterested for these purposes.  “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

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

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), based on exclusions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act we must engage primarily in the business of acquiring and owning real estate assets or real estate-related assets. We rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries, as well as other exemptions or exclusions.  The position of the Securities Exchange Commission (“SEC”) staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption.  Mortgage-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

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

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff.  These no-action positions were issued in response to factual situations that may be substantially different from our factual situation, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC staff will concur with how we classify our assets.  In addition, the SEC staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act.  If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

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

We elected to be taxed as a REIT commencing with our 2004 tax year.  In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and maintain other facts and circumstances that are not entirely within our control.
Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions, and satisfaction of specific stockholder rules, the various tests imposed by the Code.  While we intend to structure our activities in a manner designed to satisfy all of these requirements, we cannot assure you that we will satisfy the REIT requirements in the future because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control.  In addition, new legislation, new regulations, administrative interpretations, or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying as a REIT. In the future, we may determine that it is in our best interests to hold one or more of our properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fail to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

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

If we fail to qualify as a REIT but are eligible for certain relief provisions then we may retain our status as a REIT but may be required to pay a penalty tax, which could be substantial.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held primarily for sale to customers in the ordinary course of business), all profit that we derive from such sale would be subject to a 100% penalty tax.  While the Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax, we cannot assure you that we can in all cases comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.

Alternatively, if we acquire property through a taxable REIT subsidiary (“TRS”), or acquire property and transfer it to a TRS for a non-tax business purpose prior to sale (i.e., for a reason other than the avoidance of taxes), then such a sale may not be treated as a prohibited transaction.  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel, or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the IRS might successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the net income proceeds from such sale will be distributable by us to our stockholders or available for investment by us. Moreover, we may then owe additional state income taxes.

Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to tax at the federal level, and very likely at the state and local levels as well, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS.  This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized by the IRS as a prohibited transaction.

Certain fees paid to us may affect our REIT status.

Certain income received by us may not qualify as income from rental of real property for REIT qualification purposes and could be characterized by the IRS as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year (or 5% of any REIT subsidiaries), we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.  In addition, if income from services we perform for our tenants is determined to be impermissible by the IRS and if that amount exceeds 1% of the property’s gross revenues, then all gross revenues from that property will be deemed non-qualifying income for purposes of the 5% amount mentioned above.  For example, a property with $9.0 million of gross revenue that has $90,000 or more of impermissible tenant services would render all $9.0 million of gross revenue as non-qualifying income and thus could then cause us to lose our REIT status.  We use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to tax at corporate rates.

We intend to maintain the status of Tier OP as a partnership for federal income tax purposes.  However, if Tier OP were to be recharacterized by the IRS as a taxable corporation, this would reduce the amount of distributions that Tier OP could make to TIER REIT, Inc.  This might also result in our losing REIT status, which, in addition to the consequences stated above, would subject us to a corporate level tax on our own income. In addition, if any of the partnerships or limited liability companies through which Tier OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the entity would be subject to tax as a corporation, thereby reducing distributions to Tier OP.  Recharacterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may yet become subject to federal income taxes and related state taxes.  For example:

•
We are subject to tax on any undistributed income.  We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

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

The maximum tax rate on qualified dividends paid by corporations to individuals is 20.0%.  REIT distributions generally are not eligible for this rate.  Therefore, our stockholders will pay federal income tax on our dividends (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%.  In addition, this income might also be subject to the 3.8% Medicare contribution tax on certain net investment income. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject. Please consult your own tax advisor regarding the applicable tax rates that apply to you.

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

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. In some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our financial condition and results of operations.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2014, we owned interests in 37 operating properties and one recently developed non-operating property located in 14 states and the District of Columbia.  As of December 31, 2014, the operating properties are approximately 88% leased to tenants.  In the aggregate, the operating properties represent approximately 14.3 million rentable square feet.  The average effective rent per square foot for the portfolio is approximately $26.02 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2014 budgeted operating expense reimbursements, each as of December 31, 2014, related to leases in place as of December 31, 2014, as reduced for free rent and excluding any scheduled future rent increases, divided by the total square footage under commenced leases as of December 31, 2014.

As of December 31, 2014, all of our properties were consolidated with and into the accounts of our operating partnership, except the Wanamaker Building and Paces West properties which are accounted for using the equity method.  As of December 31, 2014, approximately 91% of our consolidated properties, including our non-operating recently developed property and excluding properties held for sale, are encumbered by property debt.

The following information applies to all of our operating properties:

•	we believe, although there can be no assurance that, all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no current plans for any material renovations, improvements, or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

The following table presents certain additional information about our operating properties as of December 31, 2014:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage (in thousands)	Approximate % Leased	Our Ownership Interest	Ownership Type

Properties in continuing operations
The Terrace Office Park	Austin, TX	06/2006	619	92%	100.00%	fee title
5950 Sherry Lane	Dallas, TX	12/2014	197	73%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025	82%	100.00%	fee title
Centreport Office Center	Ft. Worth, TX	06/2007	133	100%	100.00%	fee title
Loop Central	Houston, TX	12/2007	575	93%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/2006	519	100%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502	93%	100.00%	fee title
Three Eldridge Place	Houston, TX	11/2009	305	100%	100.00%	fee title
Buena Vista Plaza	Burbank, CA	07/2005	115	100%	100.00%	fee title
5104 Eisenhower Boulevard	Tampa, FL	12/2007	130	100%	100.00%	fee title
Paces West	Atlanta, GA	04/2006	646	80%	10.00%	joint venture
Bank of America Plaza	Charlotte, NC	10/2006	891	88%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/2007	361	88%	100.00%	fee title
FOUR40	Chicago, IL	11/2007	1,041	67%	100.00%	fee title
Wanamaker Building	Philadelphia, PA	12/2007	1,390	99%	60.00%	joint venture
United Plaza	Philadelphia, PA	12/2007	617	93%	100.00%	fee title
Three Parkway	Philadelphia, PA	10/2006	561	94%	100.00%	fee title
1650 Arch Street	Philadelphia, PA	12/2007-03/2011	553	94%	100.00%	fee title
1325 G Street	Washington, D.C.	11/2005	307	74%	100.00%	fee title
Colorado Building	Washington, D.C.	08/2004-12/2008	128	72%	100.00%	fee title
Forum Office Park	Louisville, KY	12/2007	328	95%	100.00%	fee title
Hurstbourne Place	Louisville, KY	12/2007	235	83%	100.00%	fee title
One Oxmoor Place	Louisville, KY	12/2007	135	93%	100.00%	fee title
Hurstbourne Park	Louisville, KY	12/2007	104	99%	100.00%	fee title
Hurstbourne Plaza (1)	Louisville, KY	12/2007	94	44%	100.00%	fee title
Steeplechase Place	Louisville, KY	12/2007	77	91%	100.00%	fee title
Lakeview	Louisville, KY	12/2007	76	95%	100.00%	fee title
Hunnington	Louisville, KY	12/2007	62	52%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/2007	280	98%	100.00%	leasehold
801 Thompson	Rockville, MD	12/2007	51	100%	100.00%	fee title
One & Two Chestnut Place	Worcester, MA	12/2007	218	92%	100.00%	fee title
Lawson Commons	St. Paul, MN	06/2005	436	85%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333	99%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53	85%	100.00%	fee title
			13,097

Properties classified as held for sale
250 West Pratt	Baltimore, MD	12/2004-12/2006	368	95%	100.00%	fee title
Fifth Third Center-Cleveland	Cleveland, OH	11/2006	508	77%	100.00%	fee title
Fifth Third Center-Columbus	Columbus, OH	12/2007	331	74%	100.00%	fee title
			1,207

Total operating properties			14,304

Non-operating property (recently developed)
Two BriarLake Plaza	Houston, Texas	12/2009-9/2014	334	48%	100.00%	fee title

Total properties			14,638
____________
(1)    Hurstbourne Plaza is a retail shopping center.  All of our other properties are office buildings.

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating properties (excluding our unconsolidated, held for sale, and non-operating properties) as of December 31, 2014 (square footage and dollar amounts are in thousands):

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet	Current Annualized Base Rent (2)	Percentage of Rentable Square Feet	Percentage of Annualized Base Rent

2015	112	1,103	$23,787	10%	10%
2016	88	762	$20,466	7%	8%
2017	73	1,185	$28,806	11%	12%
2018	55	832	$19,567	8%	8%
2019	64	1,711	$39,522	15%	15%
2020	44	807	$22,248	7%	9%
2021	37	577	$11,750	5%	5%
2022	25	638	$17,187	6%	7%
2023	21	693	$19,350	6%	8%
2024	14	493	$14,715	4%	6%
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

Item 3.                    Legal Proceedings.

We are not currently party to, and none of our properties is currently subject to, any material legal proceedings.
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

Estimated Per Share Value

On October 30, 2014, pursuant to our Third Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated value per share of the Company’s common stock equal to $4.48 per share. Our Estimated Valuation Policy substantially conforms to the provisions of the Investment Program Association’s Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs (the “Guideline”). Accordingly, the most recent estimated per share valuation was performed in accordance with the Guideline. The estimate was provided solely to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements. We expect to provide the next estimated value per share in the fourth quarter of 2015.
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
For the most recent estimated value per share, the audit committee approved the engagement of Altus Group U.S., Inc. (“Altus”) to appraise our real estate assets and estimate the fair value of our notes payable, cash and cash equivalents, and other net liabilities. The audit committee reviewed the qualifications of Altus, which is an independent, third party real estate research, valuation, and advisory firm, and determined that Altus possessed the experience and professional competence necessary to value assets or investments similar to ours. Altus was engaged by the Company in 2013 and 2012 to provide substantially the same services as this year. Altus does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party, and there are no material conflicts of interest between Altus and the Company or any of our officers or directors.
In arriving at the estimated value per share, the audit committee and the board reviewed the valuation analysis and methodologies used by Altus for the real estate assets, notes payable, and other net assets, which they believe are consistent with industry standards and practices for the types of assets held and liabilities owed by the Company. They conferred with both Altus and the Company’s management team regarding the methodologies and assumptions used. Both the audit committee and the board of directors considered all information provided in light of their familiarity with our assets, determined an estimated value of $4.48 per share based on the analysis performed by Altus, and unanimously approved it.
 The estimated valuation of $4.48 per share as of October 30, 2014, reflects an increase from the estimated valuation of $4.20 per share as of November 1, 2013. The primary factors contributing to the change in value were the estimated increase in the value of our real estate and the development of our Two BriarLake Plaza property in Houston, Texas, which contributed an increase in the estimated value per share of $0.52. The estimated increase in our real estate value was partially offset by the estimated increase in the value of our net other liabilities and the use of cash and cash equivalents, including proceeds from real estate sales, that were primarily redeployed into our real estate assets, used to repay our notes payable, or used to fund our operations, which resulted in a decrease in the estimated value per share of $0.23. Finally, the increase in common stock outstanding had a dilutive impact of $0.01 per share.

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
Other Assets and Liabilities. Altus estimated that the carrying values of a majority of our other assets and liabilities, consisting of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities, are equal to fair value due to their short maturities. Certain balances, such as acquired above/below market leases, were eliminated for the purpose of estimating the per share value due to the fact that the value of those assets and liabilities were already considered in the valuation of the respective investments.
Our estimated value per share was calculated by aggregating the value of our real estate, notes payable, cash and cash equivalents, and other net liabilities and dividing the total by the number of shares of common stock, limited partnership units, and restricted stock units outstanding at the determination date of October 30, 2014. Our estimated value per share does not reflect “enterprise value,” which generally could include a premium for:

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
While the audit committee and the board believe that these assumptions were reasonable for 2014, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase in the weighted average discount rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.1%, while a decrease in the weighted average discount rate of 25 basis points would yield an increase in the value of our real estate assets of 2.1%. Likewise, an increase in the weighted average exit capitalization rate of 25 basis points would yield a decrease in the value of our real estate assets of 2.6%, while a decrease in the weighted average exit capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 2.8%.
(2) Based on 300,491,105 and 300,085,179 shares of common stock, restricted stock, limited partnership units, and restricted stock units outstanding at October 30, 2014, and November 1, 2013, respectively.
The aggregate purchase price of our properties owned as of October 30, 2014, including capital expenditures made subsequent to the acquisition date, was approximately $3.4 billion. As of October 30, 2014, the estimated value of the Company’s real estate assets, including investments in real estate activities, was approximately $2.9 billion.
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

Holders

As of February 28, 2015, we had 300,555,965 shares of common stock outstanding, including 1,149,888 shares of restricted stock for which restrictions have not yet lapsed, held by a total of approximately 68,000 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  We have paid all or a portion of our previous distributions from cash on hand, borrowings, proceeds from the sale of assets and the proceeds of our offerings. We ceased paying distributions on December 19, 2012. If the economic recovery continues and we are successful with our efforts under our 2015 strategic plan, we believe we can provide distributable cash flow and reinstate paying distributions which is an important objective to us and our stockholders. There can be no assurance, however, regarding the reinstatement of distribution payments or the timing of any such reinstatement. Further, we are subject to certain restrictions pursuant to covenants in connection with our outstanding indebtedness, which may affect our distribution policies. See “Risk Factors - Existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations.” No distributions on shares of common stock were declared in the years ended December 31, 2014 or 2013.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plan and related information, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report on Form 10-K.

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

As of December 31	2014	2013	2012	2011	2010
Total assets	$2,211,183	$2,436,225	$3,125,294	$3,553,768	$4,149,305

Notes payable	$1,194,085	$1,490,367	$2,107,380	$2,367,401	$2,720,858
Other liabilities	228,938	142,599	227,829	224,376	261,949
Series A Convertible Preferred Stock	4,626	2,700	2,700	—	—
Stockholders’ equity	782,589	799,732	781,757	955,692	1,160,251
Noncontrolling interests (1)	945	827	5,628	6,299	6,247
Total liabilities and equity	$2,211,183	$2,436,225	$3,125,294	$3,553,768	$4,149,305

Year Ended December 31	2014	2013	2012	2011	2010
Rental revenue	$281,142	$282,071	$289,466	$303,787	$310,727

Loss from continuing operations before gain on sale or transfer of assets	(64,024)	(54,472)	(160,831)	(110,455)	(92,219)
Income (loss) from discontinued operations	48,496	54,353	387	(72,805)	(139,009)
Gain on sale or transfer of assets	—	16,102	8,083	1,385	—
Net income (loss)	(15,528)	15,983	(152,361)	(181,875)	(231,228)

Noncontrolling interests in continuing operations	108	56	222	283	400
Noncontrolling interests in discontinued operations	(96)	(487)	38	142	329
Accretion of Series A Convertible Preferred Stock	(1,926)	—	—	—	—
Net income (loss) attributable to common stockholders	$(17,442)	$15,552	$(152,101)	$(181,450)	$(230,499)

Cash provided by operating activities	$25,140	$45,151	$48,534	$2,363	$49,308
Cash provided by investing activities	$153,347	$454,446	$84,981	$129,040	$33,498
Cash used in financing activities	$(204,831)	$(451,557)	$(135,842)	$(258,469)	$(123,250)

Basic and diluted income (loss) per common share
Continuing operations	$(0.22)	$(0.13)	$(0.51)	$(0.37)	$(0.31)
Discontinued operations	0.16	0.18	—	(0.24)	(0.47)
Basic and diluted income (loss) per common share	$(0.06)	$0.05	$(0.51)	$(0.61)	$(0.78)

Distributions declared to common stockholders per share	$—	$—	$0.09	$0.10	$0.17

Number of properties (2)	37	38	50	57	65
Total rentable square feet (2)	14,304	15,501	20,189	22,018	23,767
_________________
(1)   Noncontrolling interests reflects the noncontrolling interests related to certain of our real estate properties, limited partnership interest in Tier OP held by third parties, and vested restricted stock units.
(2)   At December 31, 2014, and also at December 31, 2010, we owned one recently developed, non-operating property which is excluded from these numbers.
At December 31, 2014, we had three properties held for sale which are included in these numbers.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals or other relevant market information available to us, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance, and other operating expenses, as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees, and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired intangibles related to that tenant would be charged to expense.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer, and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2014, 2013 and 2012 we recorded non-cash impairment charges of approximately $13.2 million, $4.9 million and $98.1 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2014, 2013 and 2012.

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

We undergo continuous evaluations of property level performance, credit market conditions and financing options.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value less costs to sell.

Overview

At December 31, 2014, we owned interests in 37 operating properties with approximately 14.3 million rentable square feet, including three properties held for sale with approximately 1.2 million rentable square feet. We also owned one recently developed non-operating property with approximately 334,000 rentable square feet. At December 31, 2013, we owned interests in 38 operating properties with approximately 15.5 million rentable square feet.  During the year ended December 31, 2014, we sold two properties and acquired one property.  During the year ended December 31, 2013, we disposed of twelve properties, including one unconsolidated property.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. After undergoing pervasive and fundamental disruptions in the last few years, the financial and real estate markets have generally stabilized, but only after suffering negative and significant impacts, including extensive job losses and limited availability of credit. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy and only recently begun its recovery. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments and many are focused on using less space per employee. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
Our management and board continue to review various alternatives that may create future liquidity for our stockholders since our common stock is not listed on a national exchange. Prior to February 2017 our management and board of directors anticipate either listing our common stock on a national securities exchange or commencing liquidation of our assets. In the event we do not obtain listing of our common stock on or before February 2017 our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.
At the beginning of 2014 we established the following four key objectives for the year that we believed would help us move closer to meeting our long-term goals to maximize stockholder value, lay the groundwork for future increases in distributable cash flow, and position the Company to provide liquidity opportunities to our stockholders. These four objectives were to: (1) lease the portfolio and increase occupancy in an effort to drive internal growth for future years; (2) sharpen our geographic focus through the sale of certain properties that we do not view as strategic; (3) mitigate a portion of the future interest rate and refinancing risk from the approximately $1.2 billion of debt that was scheduled to mature in 2015 and 2016; and (4) redeploy capital in an accretive manner to provide for external growth. The following discussion describes our activities in 2014 in connection with our 2014 objectives.
Lease the Portfolio and Increase Occupancy
Leasing was a key area of focus for us during 2014 as we worked to increase occupancy. In the following table and discussion, our leasing and occupancy amounts reflect our ownership interest of our 37 operating properties. Our 37 operating properties at December 31, 2014, are comprised of approximately 14.3 million rentable square feet in total and, after adjustment for our proportionate ownership interest, equate to approximately 13.2 million rentable square feet.

Our portfolio occupancy was approximately 88% for our 37 operating properties owned at December 31, 2014, as compared to approximately 87% at December 31, 2013, for the 38 operating properties we owned at that time. We experienced a decrease in occupancy in the first half of 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following lease expirations. As of March 31, 2014, our portfolio occupancy was approximately 85%; as of June 30, 2014, our portfolio occupancy was approximately 86%; as of September 30, 2014, our occupancy was back to approximately 87%; and at December 31, 2014, we added more positive movement in our occupancy to reach approximately 88%. As of December 31, 2014, we have approximately 1.1 million square feet of scheduled lease expirations in 2015 (excluding unconsolidated and held for sale properties). We will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.

Different factors drive leasing and occupancy amounts each quarter, including the type of lease and the markets in which leasing occurs. For example, leasing costs associated with a new lease are typically higher than costs for a renewal or expansion lease. During the year ended December 31, 2014, expiring leases comprised approximately 2.3 million square feet.

The following table sets forth information regarding our leasing activity for the year ended December 31, 2014:

	Renewal	Expansion	New	Total
Square feet leased	1,298,000	264,000	927,000	2,489,000
Weighted average lease term (in years)	5.7	6.6	8.4	6.8
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$0.52	$1.00	$(0.47)	$0.23
% Increase (decrease) in rental rates per square foot per year	4%	7%	(3)%	2%
Leasing cost per square foot per year	$1.67	$4.52	$5.79	$3.51
_________________
(1) Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease.

Sharpen Our Geographic Focus
During 2014, we continued our efforts to sharpen our geographic focus by reducing our exposure in markets that we do not view as strategic and using proceeds from these sales to acquire properties in markets that we view as strategic. For example, in September 2014 we sold City Hall Plaza, located in Manchester, New Hampshire, and in December 2014 we sold 222 South Riverside Plaza located in Chicago, Illinois, and acquired 5950 Sherry Lane located in Dallas, Texas, as part of the transaction. As of December 31, 2014, 250 West Pratt located in Baltimore, Maryland; Fifth Third Center in Cleveland, Ohio; and Fifth Third Center in Columbus, Ohio, are each classified as held for sale. In addition, in March 2015, we sold One & Two Chestnut Place located in Worcester, Massachusetts, and we anticipate selling United Plaza and 1650 Arch Street each located in Philadelphia, Pennsylvania, in 2015. None of these properties were classified as held for sale at December 31, 2014. There can be no assurance that projected sales will occur on favorable terms or at all.
Mitigate Interest Rate and Refinancing Risk
As of December 31, 2013, approximately 82% of our debt was scheduled to mature before the end of 2016. As of December 31, 2014, excluding approximately $97.3 million in debt associated with real estate held for sale which is scheduled to mature in 2016, approximately 68% of our debt was scheduled to mature before the end of 2016. We have approximately $290.9 million and $557.1 million of debt maturing in 2015 and 2016, respectively (excludes debt associated with real estate held for sale). As of December 31, 2014, the weighted average interest rates on the debt maturing in 2015 and 2016 were approximately 5.20% and 5.42%, respectively. All of these amounts include our share of debt maturing at our unconsolidated subsidiaries.
Current interest rates for commercial office properties are significantly lower than our average interest rates, and with the potential for rising interest rates, one of our objectives was to mitigate a portion of the interest rate and refinancing risks associated with this debt. As such, we (1) managed our capital resources to provide the equity for refinancing strategic properties and the ability to unencumber properties in anticipation of future sale, (2) prepaid debt obligations in limited instances in order to secure new long-term financing or to simplify property dispositions as we did, for example, in the fourth quarter of 2014 when we paid off approximately $90.9 million of debt that was due in 2015 secured by two properties that we anticipate selling, and as we did in the first quarter of 2015, when we paid off approximately $168.3 million in loans secured by ten additional properties that were scheduled to mature in 2015 funded from borrowing on our credit facility, cash on hand, and proceeds from the sale of properties, and (3) sold certain properties that we did not view as strategic and reduced debt obligations, as we did, for example, with the recent sales of 222 South Riverside Plaza and City Hall Plaza.
Finally, in December 2014 we entered into a new credit facility that provides up to $475.0 million in available borrowings to be used for a number of general corporate purposes, including the repayment of existing debt. As of December 31, 2014, we had $125.0 million in borrowings outstanding under the term loan and no borrowings outstanding under the revolving line of credit. As of December 31, 2014, we had approximately $47.5 million of additional borrowings available under our credit facility as a whole.
Redeploy Capital
Although our primary purposes for managing our capital resources are to have the necessary capital resources available for leasing space in our portfolio and refinancing our maturing debt, we believe there were opportunities to create additional value through external growth by redeploying limited capital into strategic opportunities such as property development or acquisitions during 2014. For example, we believe we have created value through the development of our Two BriarLake Plaza property, a 334,000 square foot Class A office building in the Westchase district of Houston, Texas, on which major construction was completed during the third quarter of 2014. In December 2014, we acquired 5950 Sherry Lane, an approximately 197,000 square foot Class A office building in the Preston Center submarket of Dallas, Texas. We may continue to acquire on a limited basis well located, quality real estate assets within our strategic markets allowing us to create value by (1) enhancing the overall quality of our portfolio, (2) reducing the average age of our real estate assets, (3) leveraging the existing property management team thereby increasing the operating efficiencies at our properties, and (4) increasing our operating cash flow.
Results of Operations

During 2014, 2013, and 2012, we disposed of two, eleven and five consolidated properties, respectively. As of December 31, 2014, we had three properties held for sale. The results of operations for each of these properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, and are excluded from the discussion below. The results of operations of our recently developed non-operating property, Two BriarLake Plaza, and our recently acquired property, 5950 Sherry Lane, since the date of acquisition, are included in the discussion below. The term “same store” in the discussion below is defined as our consolidated operating properties owned and operated for the entirety of 2014, 2013, and 2012 and excludes properties held for sale.

Year ended December 31, 2014, as compared to the year ended December 31, 2013

For the year ended December 31, 2014, as compared to the year ended December 31, 2013, we owned 31 same store properties with approximately 10.9 million square feet.

Rental Revenue.  We generated rental revenue from our consolidated real estate properties for the year ended December 31, 2014, of approximately $281.1 million as compared to approximately $282.1 million for the year ended December 31, 2013, a $1.0 million decrease, primarily as a result of a decrease in portfolio occupancy resulting in a reduction of approximately $3.6 million, an increase in free rent concessions of approximately $1.6 million, and a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $2.0 million. These decreases were partially offset by an increase of approximately $4.8 million due to rental rate increases and an increase in straight-line rent adjustments of approximately $1.0 million. We experienced a decrease in occupancy in the first half of 2014 because of known tenant move outs coupled with typical downtime to market and backfill space following lease expirations. However, we experienced an increase in occupancy in the second half of 2014.

Property Operating Expenses. Property operating expenses from our consolidated properties for the year ended December 31, 2014, were approximately $92.7 million as compared to approximately $88.7 million for the year ended December 31, 2013, a $4.0 million increase primarily attributable to an increase in administrative and other expenses of approximately $2.6 million, an increase of approximately $0.9 million in repairs and maintenance, and an increase of approximately $0.5 million in utilities expense.

Interest Expense.  Interest expense for the year ended December 31, 2014, was approximately $64.4 million as compared to approximately $85.7 million for the year ended December 31, 2013, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our credit facility, our notes payable associated with our consolidated real estate properties, and interest rate cap and swap agreements. The $21.3 million decrease was primarily due to lower overall borrowings related to the payoff of debt associated with our FOUR40, Colorado Building, and 801 Thompson properties and lower borrowings on our credit facility in 2014 as compared to the same period in 2013.

Asset Impairment Losses.  We had approximately $4.9 million in asset impairment losses for the year ended December 31, 2014, and no asset impairment losses for the year ended December 31, 2013.  The impairment losses primarily related to changes in expected holding periods of certain of our real estate properties.

General and Administrative.  General and administrative expenses for the year ended December 31, 2014, were approximately $19.1 million as compared to approximately $17.3 million for the year ended December 31, 2013, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses of BHT Advisors.  The approximately $1.8 million increase in general and administrative expenses is primarily due to increased payroll costs, including stock based compensation expense and executive and director recruiting fees and expenses.

Depreciation and Amortization. Depreciation and amortization expense from each of our consolidated real estate properties for the year ended December 31, 2014, was approximately $117.0 million as compared to approximately $118.9 million for the year ended December 31, 2013, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties and, in 2013, amortization of a non-real estate related intangible asset.  The $1.9 million decrease is primarily due to the 2013 write-off of a non-real estate related asset of approximately $1.1 million and lower lease intangible amortization during 2014.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2014, was approximately $0.4 million as compared to $1.6 million for the year ended December 31, 2013, and, for each year, was comprised primarily of the write-off of deferred financing fees related to the early payoffs of debt under our credit facility.

Equity in Earnings of Investments.  Equity in earnings of investments for the year ended December 31, 2014, was approximately $1.8 million as compared to approximately $24.5 million for the year ended December 31, 2013, and was comprised of our share of the earnings and losses of unconsolidated investments.  The $22.7 million decrease is primarily related to the approximately $25.1 million gain on the 2013 sale of the 200 South Wacker unconsolidated property, partially offset by increased losses at certain of our unconsolidated entities.

Gain on Sale or Transfer of Assets.  We had no gain on sale or transfer of assets for the year ended December 31, 2014. Gain on sale or transfer of assets was approximately $16.1 million for the year ended December 31, 2013, and was related to our 2013 partial sale of Paces West.

Accretion of Series A Convertible Preferred Stock. Accretion of Series A Convertible Preferred Stock for the year ended December 31, 2014, was approximately $1.9 million due to an increase in the redemption value of the Series A Convertible Preferred Stock because the estimated value of our common stock increased to $4.48 per share, effective October 30, 2014. We had no accretion of Series A Convertible Preferred Stock for the year ended December 31, 2013.

Year ended December 31, 2013, as compared to the year ended December 31, 2012

For the year ended December 31, 2013, as compared to the year ended December 31, 2012, we owned 31 same store properties with approximately 10.9 million square feet.

Rental Revenue.  We generated rental revenue from our consolidated real estate properties for the year ended December 31, 2013, of approximately $282.1 million as compared to approximately $289.5 million for the year ended December 31, 2012, a $7.4 million decrease. Our non-same store properties had a decrease of approximately $10.9 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase in revenue of approximately $3.5 million, primarily as a result of an increase of approximately $8.3 million due to rental rate increases, a reduction in free rent concessions of approximately $2.8 million, and increases in other revenue of approximately $0.8 million. These increases were partially offset by a decrease in portfolio occupancy resulting in a reduction of approximately $3.7 million, a decrease in straight-line rent adjustments of approximately $3.6 million, and a decrease in the contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.1 million.

Property Operating Expenses. Property operating expenses from our consolidated real estate properties for the year ended December 31, 2013, and for the year ended December 31, 2012, were approximately $88.7 million. Our non-same store properties had a decrease of approximately $3.4 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase of approximately $3.4 million, primarily as a result of demolition costs to remove unusable tenant improvements from vacant space in preparation for future leasing of approximately $1.3 million, and increases in other expenses, including repairs and maintenance, information technology, and other administrative expenses.

Interest Expense.  Interest expense for the year ended December 31, 2013, was approximately $85.7 million as compared to approximately $96.8 million for the year ended December 31, 2012, and was comprised of interest expense and amortization of deferred financing fees and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, credit facility, and interest rate cap and swap agreements.  The $11.1 million decrease was primarily attributable to the deconsolidation of Paces West of approximately $4.6 million as a result of a partial sale in 2013, capitalization of interest in 2013 resulting in a decrease of approximately $1.1 million, decreased amortization of deferred financing fees of $0.8 million, and a decrease of approximately $5.5 million primarily due to lower overall borrowings. These decreases were partially offset by an increase due to an interest rate swap termination fee paid in 2013 of approximately $0.9 million.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the year ended December 31, 2013, were approximately $41.1 million as compared to approximately $38.6 million for the year ended December 31, 2012, a $2.5 million increase. Our non-same store properties had a decrease of approximately $1.0 million primarily due to the deconsolidation of Paces West as a result of a partial sale in 2013. Our same store properties had an increase of approximately $3.5 million primarily due to higher property tax rates and value assessments at certain properties.

Asset Management Fees. We had no asset management fees for the year ended December 31, 2013. Asset management fees for both our consolidated real estate properties and tenant-in-common investments were approximately $6.7 million for the year ended December 31, 2012.  As a result of becoming self-managed, effective August 31, 2012, we no longer pay asset management fees to BHT Advisors.

Asset Impairment Losses.  We had no impairment losses for the year ended December 31, 2013. We had approximately $72.1 million in asset impairment losses for the year ended December 31, 2012, related to properties assessed for impairment primarily due to changes in management’s estimates of intended hold periods.

General and Administrative.  General and administrative expenses for the year ended December 31, 2013, were approximately $17.3 million as compared to approximately $15.5 million for the year ended December 31, 2012, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and prior to August 31, 2012, reimbursement of certain expenses of BHT Advisors incurred before we became self-managed. After August 31, 2012, we incurred new expenses that had previously been paid by BHT Advisors, such as payroll costs.  The $1.8 million increase is primarily due to approximately $2.6 million of added payroll and benefit costs and approximately $1.1 million for increased expense related to services provided to us by BHT Advisors, partially offset by a decrease of approximately $1.7 million in legal expenses primarily related to costs incurred in 2012 to evaluate and negotiate the self-management transaction.

Depreciation and Amortization. Depreciation and amortization expense from each of our consolidated properties for the year ended December 31, 2013, was approximately $118.9 million as compared to approximately $126.1 million for the year ended December 31, 2012. The $7.2 million decrease is primarily related to approximately $5.0 million attributable to the deconsolidation of Paces West as a result of a partial sale in 2013 and to overall lower depreciation and amortization expense of approximately $3.3 million primarily due to lower depreciable asset values due to prior period asset impairments and lower lease intangible amortization. These decreases were partially offset by an increase of approximately $1.1 million due to the write-off of our intangible asset related to the use of the Behringer Harvard name and logo.

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

Gain on Sale or Transfer of Assets.  Gain on sale or transfer of assets was approximately $16.1 million for the year ended December 31, 2013, and was primarily related to the partial sale of Paces West.  Gain on sale or transfer of assets was approximately $8.1 million for the year ended December 31, 2012, and was related to the transfer of our tenant-in-common interest in St. Louis Place to the associated lender.

Cash Flow Analysis

During 2014, 2013, and 2012, we disposed of two, eleven, and five consolidated properties, respectively. The discussions below include cash flows from both our continuing and discontinued operations.

Year ended December 31, 2014 as compared to year ended December 31, 2013

Cash provided by operating activities was approximately $25.1 million for the year ended December 31, 2014, compared to approximately $45.2 million for the year ended December 31, 2013.  The $20.1 million decrease is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $11.1 million less net cash outflows from working capital assets and liabilities in 2014 compared to 2013; (2) approximately $24.9 million less cash received from the results of our consolidated real estate property operations, including discontinued operations, net of interest expense and general and administrative expenses for the year ended December 31, 2014, as compared to December 31, 2013; and (3) an increase in cash paid for lease commissions and other lease intangibles of approximately $6.2 million.

Cash provided by investing activities for the year ended December 31, 2014, was approximately $153.3 million and was primarily comprised of proceeds from the sale of properties of approximately $242.8 million, and a change in restricted cash of approximately $14.4 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $106.0 million. During the year ended December 31, 2013, cash provided by investing activities was approximately $454.4 million and was primarily comprised of proceeds from the sale of properties of approximately $495.9 million, return of investment of approximately $36.3 million primarily related to the sale of 200 South Wacker, and a change in restricted cash of approximately $29.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $105.2 million.

Cash used in financing activities for the year ended December 31, 2014, was approximately $204.8 million and was comprised primarily of payments on notes payable, net of proceeds.  During the year ended December 31, 2013, cash used in financing activities was approximately $451.6 million and was comprised primarily of payments on notes payable, net of proceeds, of approximately $443.9 million and distributions to noncontrolling interests of approximately $5.3 million primarily related to the sale of the Energy Centre property.

Year ended December 31, 2013, as compared to year ended December 31, 2012

Cash provided by operating activities totaled approximately $45.2 million for the year ended December 31, 2013, compared to approximately $48.5 million for the year ended December 31, 2012.  The $3.3 million decrease was attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $14.4 million more net cash outflows from working capital assets and liabilities in 2013 compared to 2012; (2) approximately $3.1 million more cash received from the results of our consolidated real estate property operations, including discontinued operations, net of interest expense, asset management fees, and general and administrative expenses for the year ended December 31, 2013, as compared to December 31, 2012; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $8.0 million.

Cash provided by investing activities for the year ended December 31, 2013, was approximately $454.4 million and was primarily comprised of proceeds from the sale of properties of approximately $495.9 million, return of investment of approximately $36.3 million primarily related to the sale of 200 South Wacker, and a change in restricted cash of approximately $29.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $105.2 million.  During the year ended December 31, 2012, cash provided by investing activities was approximately $85.0 million and was primarily comprised of proceeds from the sale of properties of approximately $132.4 million and a change in restricted cash of approximately $21.0 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $69.4 million.

Cash used in financing activities for the year ended December 31, 2013, was approximately $451.6 million and was comprised primarily of payments on notes payable, net of proceeds, of approximately $443.9 million, and distributions to noncontrolling interests of approximately $5.3 million primarily related to the sale of the Energy Centre property. During the year ended December 31, 2012, cash used in financing activities was approximately $135.8 million and was comprised primarily of payments on notes payable, net of proceeds, of approximately $113.0 million, distributions to our common stockholders of approximately $16.7 million, and redemptions of common stock of approximately $4.1 million.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012, reconciled from net income (loss) and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(15,528)	$15,983	$(152,361)
Net (income) loss attributable to noncontrolling interests	12	(431)	260
Accretion of Series A Convertible Preferred Stock	(1,926)	—	—
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	143,168	169,845	194,908
Real estate depreciation and amortization from unconsolidated properties	5,161	6,132	7,021
Real estate depreciation and amortization - noncontrolling interests	—	(504)	(759)
Impairment of depreciable real estate assets	13,165	4,879	98,050
Gain on sale of depreciable real estate	(90,221)	(81,661)	(28,213)
Noncontrolling interest share of gain on sale or transfer of depreciable real estate	—	459	—
Noncontrolling interests (OP units and vested restricted stock units) share of above adjustments	(117)	(143)	(393)
FFO attributable to common stockholders	$53,714	$114,559	$118,513

Acquisition expenses	90	95	—
Straight-line rent adjustment	(6,963)	(7,653)	(17,263)
Amortization of above- and below-market rents, net	(4,531)	(9,966)	(12,507)
Net (gain) loss on troubled debt restructuring and early extinguishment of debt	15,562	(33,394)	(35,622)
Noncontrolling interests (OP units and vested restricted stock units) share of above adjustments	(7)	73	94
MFFO attributable to common stockholders	$57,865	$63,714	$53,215

Weighted average common shares outstanding - basic	299,255	299,192	298,372
Weighted average common shares outstanding - diluted (2)	300,008	299,584	298,372

Net income (loss) per common share - basic and diluted (2)	$(0.06)	$0.05	$(0.51)
FFO per common share - basic and diluted	$0.18	$0.38	$0.40
MFFO per common share - basic and diluted	$0.19	$0.21	$0.18
____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	There are no dilutive securities for purposes of calculating the net income (loss) per common share.

FFO attributable to common stockholders for the year ended December 31, 2014, was approximately $53.7 million as compared to approximately $114.6 million for the year ended December 31, 2013, a decrease of approximately $60.9 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $78.3 million, including approximately $50.4 million of net gain on troubled debt restructuring and loss on early extinguishment of debt.  This decrease was partially offset by an increase in FFO attributable to common stockholders from continuing operations of approximately $17.4 million primarily related to the following factors:

•	lower interest expense of approximately $21.3 million;

•	increased equity in earnings from our unconsolidated properties of approximately $1.4 million;

•	decreased loss on early extinguishment of debt of approximately $1.2 million; and

•	a decrease in amortization expense related to the approximately $1.1 million write off of an intangible asset related to the use of the Behringer Harvard name and logo;
partially offset by:

•	an increase in property operating expenses of approximately $4.0 million;

•	accretion of the value of the Series A Convertible Preferred Stock of approximately $1.9 million; and
•an increase in general and administrative expenses of approximately $1.8 million.

MFFO attributable to common stockholders for the year ended December 31, 2014, was approximately $57.9 million as compared to approximately $63.7 million for the year ended December 31, 2013, a decrease of approximately $5.8 million. The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $23.4 million.

This decrease was partially offset by an increase in MFFO attributable to common stockholders from continuing operations of approximately $17.6 million primarily related to the following factors:

•lower interest expense of approximately $21.3 million;

•	increased equity in earnings from our unconsolidated properties of approximately $1.8 million; and

•	a decrease in amortization expense related to the approximately $1.1 million write off of an intangible asset related to the use of the Behringer Harvard name and logo;
partially offset by:

•	an increase in property operating expenses of approximately $4.0 million;

•	accretion of the value of the Series A Convertible Preferred Stock of approximately $1.9 million; and
•an increase in general and administrative expenses of approximately $1.7 million.

FFO attributable to common stockholders for the year ended December 31, 2013, was approximately $114.6 million as compared to approximately $118.5 million for the year ended December 31, 2012, a decrease of approximately $3.9 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $4.2 million and a decrease of approximately $1.9 million resulted from the deconsolidation of Paces West due to a partial sale in 2013.  These decreases were partially offset by an increase in FFO attributable to common stockholders from other continuing operations of approximately $2.2 million primarily related to the following factors:

•	lower asset management fees of approximately $6.7 million;

•	lower interest expense of approximately $6.5 million; and

•	an increase of approximately $3.5 million in revenue;
partially offset by:

•	an increase in property operating expenses and real estate taxes of approximately $6.9 million;

•	a decrease in the equity in earnings from our unconsolidated properties of approximately $3.2 million;

•	decreased net gain on troubled debt restructuring and extinguishment of debt of approximately $1.8 million;
•an increase in general and administrative expenses of approximately $1.8 million; and

•	an increase in amortization expense related to the approximately $1.1 million write off of an intangible asset related to the use of the Behringer Harvard name and logo.

MFFO attributable to common stockholders for the year ended December 31, 2013, was approximately $63.7 million as compared to approximately $53.2 million for the year ended December 31, 2012, an increase of approximately $10.5 million.  The disposition of properties that are now included in discontinued operations resulted in an increase of approximately $2.0 million and a decrease of approximately $0.7 million resulted from the deconsolidation of Paces West due to a partial sale in 2013. These decreases were partially offset by an increase in MFFO attributable to common stockholders from our other continuing operations of approximately $9.2 million primarily related to the following factors:

•an increase in revenue of approximately $8.3 million;
•lower asset management fees of approximately $6.7 million; and
•lower interest expense of approximately $6.5 million;
partially offset by:

•	an increase in property operating expenses and real estate taxes of approximately $6.9 million;

•	a decrease in the equity in earnings from our unconsolidated properties of approximately $2.4 million;
•an increase in general and administrative expenses of approximately $2.0 million; and

•	an increase in amortization expense related to the approximately $1.1 million write off of an intangible asset related to the use of the Behringer Harvard name and logo.
For further details regarding the factors listed above, refer to “Results of Operations” beginning on page 39.
Same Store Cash Net Operating Income (“Same Store Cash NOI”)

Same Store Cash NOI is a non-GAAP financial measure equal to rental revenue, less lease termination fee income and non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties. The same store properties include our consolidated operating properties owned (excluding properties held for sale) and operated for the entirety of the current and comparable periods.  We view Same Store Cash NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of consolidated properties owned and operating for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions during the periods under review.
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
The table below presents our Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2014 and 2013 (in thousands). The same store properties for this comparison consist of 31 properties and 10.9 million square feet.

	Year Ended December 31,
	2014	2013
Same Store Revenue:
Rental revenue	$280,577	$281,486
Less:
Straight-line rent revenue adjustment	(6,083)	(5,391)
Amortization of above- and below-market rents, net	(3,766)	(5,781)
Lease termination fees	(2,158)	(786)
	268,570	269,528

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	91,308	87,133
Real estate taxes	40,523	40,982
Property management fees	8,432	8,483
Property Expenses	140,263	136,598

Same Store Cash NOI	$128,307	$132,930

Reconciliation of net income (loss) to Same Store Cash NOI
Net income (loss)	$(15,528)	$15,983
Adjustments to reconcile net income (loss) to Same Store Cash NOI:
Interest expense	64,359	85,714
Asset impairment losses	4,940	—
Tenant improvement demolition costs	1,270	1,299
General and administrative	19,058	17,322
Depreciation and amortization	116,970	118,880
Interest and other income	(517)	(1,234)
Loss on early extinguishment of debt	426	1,605
Provision (benefit) for income taxes	(28)	518
Equity in earnings of investments	(1,836)	(24,547)
Income from discontinued operations	(48,496)	(54,353)
Gain on sale or transfer of assets	—	(16,102)
Net operating income of non same store properties	(304)	(197)
Straight-line rent revenue adjustment	(6,083)	(5,391)
Amortization of above and below market rents, net	(3,766)	(5,781)
Lease termination fees	(2,158)	(786)
Same Store Cash NOI	$128,307	$132,930

Same Store Cash NOI decreased approximately $4.6 million, or 3%, from the year ended December 31, 2013, to the year ended December 31, 2014. For further details, refer to “Results of Operations” beginning on page 39.

The table below presents our Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2013 and 2012 (in thousands). The same store properties for this comparison consist of 31 properties and 10.9 million square feet.

	Year Ended December 31,
	2013	2012
Same Store Revenue:
Rental revenue	$281,486	$277,871
Less:
Straight-line rent revenue adjustment	(5,391)	(8,961)
Amortization of above- and below-market rents, net	(5,781)	(6,864)
Lease termination fees	(786)	(785)
	269,528	261,261

Same Store Expenses:
Property related expenses	87,133	85,110
Real estate taxes	40,982	37,593
Property management fees	8,483	8,336
Property Expenses	136,598	131,039

Same Store Cash NOI	$132,930	$130,222

Reconciliation of net income (loss) to Same Store Cash NOI
Net income (loss)	$15,983	$(152,361)
Adjustments to reconcile net income (loss) to Same Store Cash NOI:
Interest expense	85,714	96,794
Asset management fees	—	6,656
Asset impairment losses	—	72,054
Tenant improvement demolition costs	1,299	—
General and administrative	17,322	15,480
Depreciation and amortization	118,880	126,126
Interest and other income	(1,234)	(946)
Loss (gain) on troubled debt restructuring and early extinguishment of debt	1,605	(201)
Provision for income taxes	518	60
Equity in earnings of investments	(24,547)	(1,725)
Income from discontinued operations	(54,353)	(387)
Gain on sale or transfer of assets	(16,102)	(8,083)
Net operating income of non same store properties	(197)	(6,635)
Straight-line rent revenue adjustment	(5,391)	(8,961)
Amortization of above and below market rents, net	(5,781)	(6,864)
Lease termination fees	(786)	(785)
Same Store Cash NOI	$132,930	$130,222

Same Store Cash NOI increased approximately $2.7 million, or 2%, from the year ended December 31, 2012, to the year ended December 31, 2013. For further details, refer to “Results of Operations” beginning on page 39.

Liquidity and Capital Resources

General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be to fund property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, and capital improvements to our properties, including commitments for future tenant improvements. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy during the past few years, access to capital has been challenging at times, and management has been focused on managing our capital resources.

Liquidity Strategies

We need to generate funds for our short-term and long-term liquidity requirements, including our share of 2015 and 2016 debt maturities. Our expected actual and potential liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from the sale of properties, and proceeds from public or private issuances of debt or equity securities.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

We are exploring opportunities and working with various entities to generate both property level and company level capital. For example, we recently entered into a new $475.0 million credit facility (as described in more detail below) which may be used for a number of general corporate purposes including the repayment of existing debt. At December 31, 2014, we could borrow up to approximately $172.5 million under the credit facility and had approximately $125.0 million in borrowings outstanding, leaving approximately $47.5 million of additional borrowings available to us. Subsequent to December 31, 2014, we paid off approximately $168.3 million of mortgage debt associated with ten of our properties using borrowings under the credit facility, cash on hand, and proceeds from the sale of properties. We also contributed three properties to the collateral pool that secures the credit facility. As a result, as of the date of this filing, total borrowings available to us under the credit facility have increased to approximately $389.2 million, of which we have borrowed approximately $294.0 million and we have approximately $95.2 million of additional borrowings currently available to us.

Current Liquidity

As of December 31, 2014, we had cash and cash equivalents of approximately $31.4 million and restricted cash of approximately $35.3 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements to be approximately $597.0 million for the twelve months ending December 31, 2015. In addition, we plan to repay debt of approximately $188.1 million in 2015 that is not otherwise required to be repaid until 2016 or later.

At projected operating levels, we anticipate that revenue from our properties over the next twelve months will generate approximately $266.7 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents; restricted cash; borrowings available to us under our existing credit facility (including the $95.2 million of borrowings that are currently available to us and additional availability that could be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool of our credit facility) and other financing or refinancing activities; and proceeds from the sales of real estate, including real estate held for sale at December 31, 2014, and other properties we plan to sell in connection with our efforts to sharpen our geographic focus, which we anticipate to be in excess of $450.0 million. There can be no assurance regarding our projected liquidity requirements, revenues, or the availability or amount of funding sources.

Notes Payable
     Our notes payable were approximately $1.2 billion and $1.5 billion in principal amount at December 31, 2014 and 2013, respectively, and excludes notes payable associated with real estate held for sale.  As of December 31, 2014, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt through the use of an interest rate hedge), with the exception of approximately $45.9 million of borrowings on our construction loan for Two BriarLake Plaza. At December 31, 2014, the stated annual interest rates on our outstanding notes payable ranged from 3.04% to 6.22%, excluding mezzanine financing. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of December 31, 2014, the effective weighted average interest rate for our consolidated notes payable is approximately 5.34%.

Our loan agreements generally require us to comply with certain reporting and financial covenants. As of December 31, 2014, we believe we were in compliance with the debt covenants under each of our loan agreements. As of December 31, 2014, our debt has maturity dates that range from April 2015 to August 2021. In the first quarter of 2015 we paid off approximately $168.3 million in loans secured by ten of our properties that were scheduled to mature in 2015. The payoffs were funded from borrowings on our credit facility, cash on hand, and proceeds from the sale of properties.

Credit Facility

On December 18, 2014, through our operating partnership, Tier OP, we entered into a secured credit agreement providing for total borrowings of up to $475.0 million. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to an additional $225.0 million in the aggregate.  The facility consists of a $250.0 million term loan and a $225.0 million revolving line of credit. The term loan matures on December 18, 2019. The revolving line of credit matures on December 18, 2018, and can be extended one additional year upon payment of an extension fee. The annual interest on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 230 basis points.  All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting initially of seven properties owned by certain of our subsidiaries. As of December 31, 2014, we had approximately $47.5 million of borrowings available under the facility with $125.0 million in borrowings outstanding under the term loan and none outstanding under the revolving line of credit. As of December 31, 2014, the weighted average interest rate for borrowings under the credit facility, inclusive of our interest rate swap, was approximately 3.73%.

Borrowing Policies

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 55% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest.  For these purposes, the aggregate value of our assets is equal to our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets.  Our policy limitation, however, does not apply to individual real estate assets.  As of December 31, 2014, we have borrowed approximately 44.1% of the aggregate value of our assets.  This percentage would increase if we borrow additional amounts secured by our existing real estate assets.  Our board of directors reviews our aggregate borrowings at least quarterly.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition, and other factors that our board deems relevant. The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status. In December 2012 the board of directors approved the suspension of monthly distribution payments to stockholders. Operating performance cannot be accurately predicted due to numerous factors including the financial performance of our investments in the current uncertain real estate environment and the types and mix of investments in our portfolio. Although one of our business strategies is to reinstate distributions, there is no assurance that we will pay distributions in the future or at any particular rate.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have land that is subject to long-term ground leases, we lease office space, parking space, and equipment, and we have leasing and building related commitments.

The following table summarizes our primary contractual obligations as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Notes payable principal (1)	$1,194,323	$291,862	$555,699	$130,021	$1,622	$126,723	$88,396
Notes payable principal on notes associated with real estate held for sale (2)	96,938	1,496	95,442	—	—	—	—
Interest (3)	139,906	56,920	40,567	12,267	10,479	10,378	9,295
Renovation commitment - disposed property	1,867	1,867	—	—	—	—	—
Tenant improvement commitments	36,631	36,631	—	—	—	—	—
Leasing commission commitments	6,865	6,865	—	—	—	—	—
Capital leases	58	32	23	3	—	—	—
Operating leases	28,456	2,223	2,197	1,737	1,433	982	19,884
Total	$1,505,044	$397,896	$693,928	$144,028	$13,534	$138,083	$117,575
____________
(1)    Excludes unamortized net discounts of approximately $0.2 million.
(2) Excludes unamortized net premiums of approximately $0.3 million.
(3) Includes interest on any variable interest rate debt at rates in effect at December 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Early adoption is permitted, but only for disposals that have not been reported in previously-issued financial statements. Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties will generally no longer qualify as discontinued operations.
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
In June 2014, the FASB issued an update which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards will be delayed until it becomes probable that the performance target will be met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our financial statements.
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
 In January 2015, the FASB issued guidance simplifying income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our financial statements.
In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of December 31, 2014, we had approximately $170.9 million of debt that bears interest at a variable rate. Approximately $125.0 million of this variable rate debt has been effectively fixed through the use of interest rate hedges.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $0.5 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of less than $0.1 million. A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in the fair value of our interest rate swaps of approximately $10.9 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in the fair value of our interest rate swaps of approximately $11.3 million.
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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2014, were effective.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Directors

Charles G. Dannis, 65, has been our non-executive chairman of the board since February 2013 and has served as an independent director since January 2003. Mr. Dannis has over 35 years of experience in the commercial real estate industry, having been a commercial real estate appraiser and consultant since 1972. Mr. Dannis co-founded the firm Crosson Dannis, Inc., a real estate appraisal and consulting firm, in 1977, and had been employed by the firm until it was merged into National Valuation Consultants, Inc. in January 2015.  He is past treasurer and member of the board of the National Council of Real Estate Investment Fiduciaries (1997-2001; 2015-present) and past chairman of its valuation committee. He has been an active member of the Pension Real Estate Association, American Real Estate Society and Urban Land Institute. Since 1988, Mr. Dannis has been an adjunct professor/lecturer in Real Estate and Urban Land Economics at the Cox School of Business at Southern Methodist University in both the undergraduate and graduate schools; he also is an award-winning teacher for the Mortgage Bankers Association of America’s School of Mortgage Banking. He is a member of the Appraisal Institute. Mr. Dannis received a bachelor of business administration degree from Southern Methodist University.  He currently serves on the boards of the Dallas Marathon (Chairman Emeritus), The Friends of the Katy Trail, The Shelton School and The Folsom Institute For Real Estate at SMU.

Our board believes Mr. Dannis’ professional experience, along with his experience as an educator, uniquely qualifies him for service on our board and the role of non-executive chairman of the board.
    Robert S. Aisner, 68, has been a director since June 2003 and served as our chief executive officer and president until February 2013. Mr. Aisner also serves as the chief executive officer and president of our former advisor, BHT Advisors, and our property manager, HPT Management. Mr. Aisner is the chief executive officer and president of BHH, the parent company of the Behringer organization, and currently serves in an executive capacity for each of the Behringer-sponsored programs.
    Mr. Aisner has over 30 years of commercial real estate experience involving acquiring, managing and disposing of various types of commercial real estate properties located in the United States and abroad. From 1996 until joining the Behringer organization in 2003, Mr. Aisner served as executive vice president of AMLI Residential Properties Trust, formerly a NYSE-listed REIT focused on the development, acquisition and management of upscale apartment communities, which served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, and served in various other executive officer positions for several AMLI-affiliated companies. Mr. Aisner also served on AMLI’s executive committee and investment committee. From 1994 to 1996, Mr. Aisner owned and operated Regents Management, Inc. which had both a multifamily development and construction group and a general commercial property management group. From 1984 to 1994, Mr. Aisner served as vice president of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a bachelor of arts degree from Colby College and a masters of business administration degree from the University of New Hampshire.
Our board believes that Mr. Aisner is qualified to serve as one of our directors for a variety of reasons, including his over 30 years of commercial real estate experience, which the board believes provides both the necessary depth and breadth of experience. Mr. Aisner, along with Mr. Mattox, was designated by Services Holdings to serve on our board of directors.
Scott W. Fordham, 47, is our chief executive officer and president and has been a director since July 2014. Mr. Fordham has more than 20 years of experience in corporate finance and accounting with an emphasis on capital markets, financial forecasting and strategy, and accounting practices for public companies. His experience includes over 20 years in the real estate industry and more than 17 years with real estate investment trusts. From January 2007 until joining the Behringer organization in May 2008, he served as senior vice president and chief accounting officer for Apartment Investment and Management Company (Aimco), a publicly traded REIT (NYSE: AIV). From November 1992 to December 2006, Mr. Fordham held various finance and accounting positions with Prentiss Properties Trust and its successor, Brandywine Realty Trust, a publicly traded REIT (NYSE: BDN), and served as chief accounting officer from May 2004 to December 2006. Mr. Fordham was also previously employed by PricewaterhouseCoopers LLP. Mr. Fordham is a certified public accountant and received a bachelor of business administration degree in accounting from Baylor University.
Our board believes that Mr. Fordham’s real estate knowledge and executive leadership experience make him well-suited to serve on our board.
Richard I. Gilchrist, 69, has served as an independent director since July 2014. Mr. Gilchrist has served as Senior Advisor to The Irvine Company (“Irvine”) since July 2011 and previously served as President of Irvine’s Investment Properties Group (“IPG”) from 2006 to July 2011. Irvine is a privately held company known as a best-of-class master planner and long-term owner, investor and operator of a large and diversified real estate portfolio. In his role as IPG President, Mr. Gilchrist guided Irvine’s office, retail, resort and apartment properties in Southern California and Silicon Valley, including development, marketing and management. Prior to joining Irvine, Mr. Gilchrist served as President and Co-Chief Executive Officer of Maguire Properties,

Inc., where he oversaw significant growth in the company’s portfolio through acquisitions and development, and spearheaded its successful initial public offering in 2003. Before joining Maguire Properties, Mr. Gilchrist served as Chief Executive Officer and President of the privately held REIT, Commonwealth Atlantic Properties. Mr. Gilchrist currently serves as a member of the Whittier College Board of Trustees and the UCLA School of Law Board of Advisors. He previously served as Chairman of the Whittier College Board of Trustees and was also a co-founder and managing partner of CommonWealth Partners, LLC, an advisor and venture partner with the California Public Employees’ Retirement System, and a senior partner of Maguire Thomas Partners, a national real estate developer and operator. Mr. Gilchrist currently serves as a director of Ventas, Inc. (NYSE: VTR) and Spirit Realty Capital, Inc. (NYSE: SRC) and has previously served as a director of BioMed Realty Trust, Inc. (NYSE: BMR) (2007-2014) and Nationwide Health Properties, Inc. (formerly NYSE: NHP) (2008-2011).
Our board believes that Mr. Gilchrist’s professional experience and other board service make him well-qualified to serve on our board.
M. Jason Mattox, 39, has been a director since February 2013. Mr. Mattox is executive vice president and chief operating officer of BHH. He has served as an executive officer and principal of BHH since its inception and holds similar positions within Behringer-sponsored companies. Mr. Mattox served as vice president of Harvard Property Trust, Inc. from 1997 to 2002, where he was a member of its investment committee and served as an asset manager for commercial office assets, industry association liaison, marketing project manager, and an acquisitions officer during his tenure. From 1999 to 2001, Mr. Mattox served as vice president of Sun Resorts International, Inc., a recreational property investment company affiliated with Harvard Property Trust, Inc. Mr. Mattox is a member of the National Advisory Board of the University of Colorado Real Estate Center, a board member of the SMU Cox Folsom Institute for Real Estate, and a board member of both The Real Estate Council Foundation and The Real Estate Council Political Action Committee. Mr. Mattox received a bachelor of business administration degree, with honors, and a bachelor of science degree, cum laude, from Southern Methodist University in Dallas, Texas.
Our board believes that Mr. Mattox’s varied positions and experience with Behringer-sponsored companies make him well-suited to serve on our board. Mr. Mattox, along with Mr. Aisner, was designated by Services Holdings to serve on our board of directors.
    Steven W. Partridge, 57, has served as an independent director since October 2003. Mr. Partridge has over 25 years of commercial real estate and related accounting experience. Since June 2013, Mr. Partridge has served as chief financial officer of Tricom Real Estate Group. From 2011 to May 2013, he performed consulting services for various commercial real estate companies. From October 1997 to January 2011, Mr. Partridge served as chief financial officer and senior vice president of Coyote Management, LP, a real estate limited partnership that owns, manages and leases regional shopping malls. From December 1983 to September 1997, Mr. Partridge served as a director of accounting and finance, asset manager, and then vice president of asset management with Lend Lease Real Estate Investments, a commercial real estate investment company, and its predecessor, Equitable Real Estate Investment Management. Mr. Partridge has been licensed as a certified public accountant for over 25 years and during that time has been a member of American Institute of CPAs, Texas Society of CPAs, International Council of Shopping Centers and the CCIM Institute with a certified commercial investment member designation. Mr. Partridge received a bachelor of accountancy degree, cum laude, and a master of accountancy degree from the University of Mississippi.
Through his experience as a licensed certified public accountant, our board believes that Mr. Partridge provides valuable insight and advice as an independent director and a member of our audit committee, particularly in the area of financial risk exposures, the financial reporting process and our system of internal control.
G. Ronald Witten, 64, has served as an independent director since April 2004. Mr. Witten has over 35 years of experience in the commercial real estate industry. Since January 2001, Mr. Witten has served as president of Witten Advisors, LLC, a market advisory firm providing ongoing market advisory services to apartment developers, investors and lenders nationwide to identify the location and timing of future development and acquisition opportunities in major markets. Mr. Witten began his career in 1973 at M/PF Research, Inc., a national leader in apartment market data and market analysis, and served as its president from 1978 to 2000. Mr. Witten has been an active member of the Urban Land Institute, where he served as chairman of both the Multi-Family Silver Council and the Multi-Family Gold Council, and the National Multi Housing Council and its research advisory group. Mr. Witten received a bachelor of business administration degree from Texas Tech University and has completed graduate classes in statistics and economics at Southern Methodist University.
Our board believes that Mr. Witten’s knowledge of, and experience with, market analysis makes him well-suited to serve on our board.
Executive Officers
The following is detailed information about each of our executive officers other than Mr. Fordham whose biographical information is included above under “Directors.”
Dallas E. Lucas, 52, is our chief financial officer and treasurer. Prior to joining the Company in May 2014, Mr. Lucas served as chief financial officer of Intrawest ULC (“Intrawest”) from July 2012 to October 2013. Intrawest is a developer and operator of destination resorts. Prior to joining Intrawest, Mr. Lucas was a founding partner of Pacshore Partners, a Los Angeles-based real estate investment company. He also served as chief executive officer and president and as a director of Pacific Office Properties Trust, Inc., a publicly traded REIT, from September 2007 to August 2009. He served as executive vice president and chief financial officer of Maguire Properties, Inc., a publicly traded REIT, from July 2002 to March 2007, and he served as chief financial officer and vice president and as a director of NorthStar Capital Investment Corp. from August 1998 to July 2002. From December 1993 to August 1998, he served as senior vice president and chief financial officer of Crescent Real Estate Equities Inc., a publicly traded REIT. He began his career as an auditor with Arthur Andersen & Company in 1984 until joining Crescent in 1993. He received a bachelor of business administration degree in accounting from the University of Oklahoma.
William J. Reister, 54, is our chief investment officer and executive vice president and previously served as our senior vice president – capital markets. Mr. Reister has over 25 years of experience in the commercial real estate industry, including investment management, finance, acquisitions, dispositions, leasing, property management, accounting and reporting. Prior to joining the Behringer organization in November 2009, from 1996 to 2008, Mr. Reister was a senior officer with Prentiss Properties Trust and its successor, Brandywine Realty Trust, a publicly traded REIT (NYSE: BDN). During his tenure with Prentiss, he was responsible for acquisition, disposition, leasing, asset management and operations activities of its portfolio of office properties located in Dallas, Austin, Houston, Denver and Southern California. Prior to this role, Mr. Reister was a senior corporate finance officer responsible for portfolio level acquisitions and financing. Mr. Reister was also a member of the executive team that formed Prentiss upon its successful initial public offering, which was the culmination of investments of Prentiss Properties Realty Advisors (“PPRA”), of which Mr. Reister was a founding officer. PPRA raised the institutional capital that was invested in what became the core portfolio of Prentiss. Prior to these activities, Mr. Reister was the senior operations controller for Prentiss Properties Limited, a corporate controller for Cadillac Fairview and a senior auditor for PricewaterhouseCoopers LLP. Mr. Reister received a bachelor of business administration degree in accounting from the University of Texas at Austin and is a former certified public accountant.
Telisa Webb Schelin, 42, is our senior vice president – legal, general counsel and secretary. Ms. Schelin is responsible for all legal aspects of the Company, including corporate governance, public company reporting, securities offerings, mergers and acquisitions, investor relations, lease and contract administration, risk management, litigation management, human resources, employment and benefits matters, and finance, real estate, and commercial business transactions. Ms. Schelin has over 15 years of experience in the corporate, securities and regulatory environment. Prior to joining the Behringer organization in 2005, she was in private practice with Gardere Wynne Sewell LLP where she advised clients on a wide variety of corporate and securities matters. Ms. Schelin is licensed to practice law in Texas and Oklahoma and received a juris doctor degree with highest honors and a bachelor of arts degree in political science from the University of Tulsa.
James E. Sharp, 42, is our chief accounting officer. Mr. Sharp has more than 19 years of experience in accounting and auditing related to public and private real estate companies. From January 1996 until March 2000, and again from April 2003 until joining the Behringer organization in October 2010, he worked as an auditor in public accounting with Ernst & Young LLP, serving primarily public and private real estate companies, including various REITs, homebuilders and real estate investment companies. From March 2000 until March 2003, he served in an accounting and finance role with Terrabrook, a national master-planned community developer with a portfolio of over 50 communities in 20 states. Mr. Sharp is a certified public accountant and received a bachelor of business administration in accounting from the University of Texas at Austin.
Communication with Directors
We have established procedures for stockholders and other interested parties to communicate directly with our board of directors. These parties may contact the board by mail at: Chairman of the TIER REIT, Inc. Audit Committee, 4287 Beltline Road #159, Addison, Texas 75001. The chairman of the audit committee receives all communications made by this means and relays all communications to the board of directors.
Code of Business Conduct Policy
Our board of directors has adopted a Code of Business Conduct Policy that, along with the charters adopted by the audit, compensation and nominating committees as well as other Company policies and procedures, provides the framework for our corporate governance. The policy describes ethical and legal principles and applies to all of the Company’s employees, as well as all of the Company’s officers, directors and contract personnel. A complete copy of the policy can be found at www.tierreit.com. Printed copies are available to any stockholder without charge by writing to us at: Corporate Secretary, 17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248. We intend to disclose on this website any amendment to, or waiver of, any provision of this policy applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that would otherwise be required to be disclosed under the rules of the SEC.
Audit Committee
The audit committee is comprised of independent directors, Charles G. Dannis, Steven W. Partridge and G. Ronald Witten, each of whom is “independent” under the independence standards of the NYSE. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the independent registered public accounting firm’s independence, to review the Company’s major financial risk exposures and the steps taken to monitor and minimize those exposures, and to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal control that management has established and the audit and financial reporting process. Mr. Partridge is the chairman of the audit committee, and our board of directors has determined that Mr. Partridge is an “audit committee financial expert,” as defined by the rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director and officer and each person beneficially owning more than 10% of a registered security of the Company to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all these forms they file. Based solely on a review of the copies of such forms, and amendments thereto, if any, furnished to the Company during and with respect to the fiscal year ended December 31, 2014, or written representations that no additional forms were required, we believe that our officers, directors, and greater than 10% beneficial owners complied with these filing requirements and filed on a timely basis in 2014.

Item 11.                                                  Executive Compensation.

Compensation Discussion and Analysis
Overview
We provide what we believe is a competitive total compensation package to our named executive officers through a combination of base salary, annual cash incentive compensation, long-term equity incentive compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation philosophy, objectives, and practices with respect to our chief executive officer and president, our chief financial officer, and the other three most highly-compensated executive officers as of the end of 2014 as determined in accordance with applicable SEC rules, who are collectively referred to as our named executive officers or, in this “Compensation Discussion and Analysis” section, our executives. Our executives are as follows: Scott W. Fordham, chief executive officer and president; Dallas E. Lucas, chief financial officer and treasurer; William J. Reister, chief investment officer and executive vice president; Telisa Webb Schelin, senior vice president – legal, general counsel and secretary; and James E. Sharp, chief accounting officer.
Executive Summary
In 2014 the Company successfully achieved the levels of performance with respect to the objective performance measures that are discussed in “-Elements of Executive Compensation-Annual Cash Incentive Compensation.” In addition, the Company accomplished several key objectives in 2014, including:

•
In spite of expected downward pressure on occupancy in the first half of 2014, leased the portfolio and increased occupancy by approximately 280 basis points from a low of approximately 85.2% at March 31, 2014 to approximately 88.0% at December 31, 2014;

•
In an effort to increase operating efficiencies and allocate capital to markets where we believe we can add value, further sharpened our geographic focus by selling City Hall Plaza, exiting the Manchester, New Hampshire, market and 222 South Riverside Plaza, one of our two remaining properties located in Chicago, Illinois;

•
Mitigated interest rate and refinancing risk by addressing approximately $289.2 million of the approximately $1.2 billion of maturing debt in 2015 and 2016 by completing a new $475.0 million credit facility, consisting of a $250.0 million term loan and $225.0 million revolving line of credit, and effectively fixing the interest rate on the term loan at 3.7% for an approximate five-year term; and

•
Redeployed limited capital into a strategic opportunity by entering into a swap transaction for 222 South Riverside Plaza, located in a market with lower-growth prospects, in exchange for cash and 5950 Sherry Lane, a property located in the Preston Center submarket of Dallas, Texas, a market that we believe has higher-growth prospects.

In determining the compensation of our executives, our compensation committee made a comprehensive assessment of our 2014 corporate performance and the personal performance of our executives. In light of our significant success in executing our key 2014 objectives and the level of achievement of our objective corporate performance measures and personal performance measures discussed under “Annual Cash Incentive Compensation” below, our compensation committee approved for each executive a level and mix of pay that it believes reflect our strong pay for performance philosophy.

As discussed under “Annual Cash Incentive Compensation” and “Long-Term Equity Incentive Compensation” below, we considered our successful achievement of certain 2014 objective corporate performance measures and each executive’s role in the significant success we had in achieving our key 2014 objectives in determining annual cash incentive compensation and long-term equity incentive compensation. For example, as a result of such successes, our compensation committee awarded each executive between 116% and 123% of the established percentages of the executive’s target attributable to each of the objective performance measures and personal performance measures in determining cash incentive compensation and long-term equity incentive compensation.

The compensation paid to our executives in light of 2014 performance generally increased relative to 2013 primarily as a result of our success in executing our 2014 key objectives, our corporate performance based on certain objective measures and the performance of our executives in achieving the objective performance measures and personal performance measures discussed under “Annual Cash Incentive Compensation” and Long-Term Equity Incentive Compensation.”
Overview of Compensation Philosophy & Objectives
We seek to maintain a total compensation package that we believe provides fair, reasonable, and competitive compensation for our executives while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance. We place significant emphasis on annual and long-term performance-based incentive compensation, including cash and equity-based incentives, which are designed to reward our executives based on the achievement of corporate and individual goals.
The compensation programs for our executives are designed to achieve the following objectives:

•	attract and retain top talent to ensure that we have high caliber executives;

•
create and maintain a performance-driven organization by providing upside compensation opportunity for outstanding performance and downside compensation risk in the event of performance below expectations;

•	align the interests of our executives and stockholders by motivating executives to achieve key corporate goals and objectives that should enhance stockholder value;

•
encourage teamwork and cooperation while recognizing individual contributions by linking variable compensation to both corporate and individual performance based on responsibilities and ability to influence financial and organizational results;

•
provide flexibility and allow for discretion in applying our compensation principles in order to appropriately reflect individual circumstances as well as changing business conditions and priorities; and

•	motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, and reward them for meeting these objectives.
We believe our compensation programs are effectively designed and work in alignment with the interests of our stockholders and include a number of best practices, such as:

•	Our chief executive officer’s compensation generally places a greater emphasis (approximately 75%) on variable, performance-based compensation than typical market practice;

•	Approximately 45% of our chief executive officer’s pay opportunity is in the form of long-term, equity-based compensation; and

•
The employment agreements with our executives contain “clawback” provisions that require them to reimburse us for incentive-based compensation received to the extent their intentional misconduct results in the Company being required to file an accounting restatement.

Determination of Executive Compensation
Our executive compensation programs are administered by the compensation committee of our board of directors. The members of the compensation committee are: Richard I. Gilchrist (Chair), Charles G. Dannis, and Steven W. Partridge, each of whom is an independent director.
The compensation committee sets the overall compensation strategy and compensation policies for our executives and directors. The compensation committee has the authority to determine the form and amount of compensation appropriate to achieve our strategic objectives, including salary and incentive compensation. The compensation committee will review its compensation strategy annually to confirm that it supports our objectives and stockholders’ interests and that our executives are being rewarded in a manner that is consistent with our strategy.
The compensation committee is responsible for, among other things:

•
evaluating the annual performance of the executives in light of corporate goals and objectives and determining their compensation, including annual base salary, annual cash incentive compensation, and long-term equity incentive compensation;

•	approving and issuing equity incentive awards;

•	reviewing and approving all benefit and compensation plans pertaining to our executives (other than those available to our employees generally); and

•	advising on board compensation.
Our executive compensation program was originally designed and implemented in 2012 as part of the Self‑Management Transaction. In April 2012 in conjunction with the Self-Management Transaction, the compensation committee engaged the services of FPL Associates, L.P. (“FPL Associates”), a nationally recognized compensation consulting firm specializing in the real estate industry, to assist in determining competitive executive compensation levels and the programs to implement. The compensation committee also worked with FPL Associates to negotiate employment agreements with our executives, develop additional incentive compensation programs, structures, or initiatives, and establish our director compensation program. As part of FPL Associates’ engagement, the compensation committee directed FPL Associates to, among other things, provide competitive market compensation data and make recommendations for pay levels for each component of our executive compensation. FPL Associates was engaged by the compensation committee during 2014 to provide current competitive market compensation data. In connection with their 2014 engagement, the committee determined that FPL Associates was an independent compensation consultant. During 2014, we paid FPL Associates approximately $41,000 in consulting fees.
It was favorably noted by the compensation committee that our stockholders approved our executive compensation program at the 2014 annual meeting. Holders of 118.4 million shares of our common stock, or approximately 77% of the votes cast, voted FOR the advisory vote on executive compensation.
Competitive Benchmark Assessment
A key factor in determining levels of base and incentive compensation is the pay practices of our peer group, which consists of two groups: (1) publicly traded REITs with portfolios that are substantially comparable in asset type and/or portfolio location to the Company, and (2) other publicly traded REITs that are substantially comparable in size to the Company As part of its 2014 engagement, FPL Associates provided competitive market compensation data for peer groups that consisted of the following:
Asset-Based Peer Group

• Brandywine Realty Trust	• Kilroy Realty Corporation
• Cousins Properties Incorporated	• Mack-Cali Realty Corporation
• Columbia Property Trust, Inc.	• Piedmont Office Realty Trust, Inc.
• Highwoods Properties, Inc.	• Parkway Properties, Inc.

Size-Based Peer Group

• Ashford Hospitality Trust, Inc.	• Hersha Hospitality Trust
• Cousins Properties Incorporated	• Inland Real Estate Corporation
• Education Realty Trust, Inc.	• Pennsylvania Real Estate Investment Trust
• First Potomac Realty Trust	• Parkway Properties, Inc.
• First Industrial Realty Trust, Inc.	• Ramco-Gershenson Properties Trust

In establishing the amounts for base salaries and targets for short-term cash and long-term equity incentive compensation for our executives, the committee generally targeted the 25th percentile of the asset-based peer group described above and the median of the size-based peer group described above given the size of the Company compared to these peer groups. However, the committee also took into account other factors, including, among others, the individual experience and skills of, and expected contributions from, the executives.
The Role of Executive Officers in Compensation Decisions
Our chief executive officer consulted with the compensation committee regarding 2015 compensation levels for each of our executives (except for himself). Our chief executive officer annually reviews the performance of each of the other executives. Based on this review, he makes compensation recommendations to the compensation committee, including recommendations for performance targets, salary adjustments, annual cash incentive compensation, and long-term equity-based incentive awards. Although the compensation committee considers these recommendations along with data provided by its consultant, if any, it retains full discretion to set all compensation.
Elements of Executive Compensation
Base Salary. Our compensation committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. Subject to our existing contractual obligations, we expect our compensation committee to consider salary levels for our executives annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. In May 2014 Mr. Fordham received a base salary adjustment of 55.1% when he was promoted to chief executive officer, and for 2015, based on the competitive market compensation data provided by the committee’s consultant, the executives received the following base salary adjustments: Mr. Fordham - 23.8%; Mr. Lucas - 2.9%; Mr. Reister - 15.2%; Ms. Schelin - 28.0%; and Mr. Sharp - 11.1%.
Mr. Fordham’s May 2014 salary increase reflected the increased responsibilities he assumed upon his promotion to chief executive officer and was based on the 25th percentile of our peer group at that time. The increased salaries of our executives for 2015 were made to generally target the 25th percentile of our asset-based peer group described above and the median of the size-based peer group described above based on the compensation committee’s review of competitive market compensation data provided by FPL in October 2014, which had not been updated since June 2012. The compensation committee further considered each executive’s strong performance in light of our successful achievement of key 2014 objectives.
The goal of our base salary program is to provide salaries at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary levels also affect the annual cash incentive compensation because each executive’s annual bonus target opportunity is expressed as a percentage of base salary. The following items are generally considered when determining base salary levels:

•	market data provided by the compensation committee’s consultant;

•	our financial resources; and

•	the executive’s experience, scope of responsibilities, performance, and prospects.
Annual Cash Incentive Compensation. It is the intention of our compensation committee to make a meaningful portion of the executives’ compensation contingent on achieving certain performance measures each year. Based on each executive’s employment agreement, target cash incentive compensation for each of our executives is set as a percentage of base salary. For a description of the target cash incentive compensation for each of our executives, please see “—Employment Agreements” below. However, the committee has further established percentages of the target for each executive that are attributable to objective performance measures and personal performance as set forth in the following table:

Name	Objective Performance Measures	Personal Performance
Scott W. Fordham	50%	50%
Dallas E. Lucas	50%	50%
William J. Reister	40%	60%
Telisa Webb Schelin	30%	70%
James E. Sharp	20%	80%

The committee set objective performance measures for the executives and utilized a mix of these objective measures and a subjective review of personal performance for setting 2014 cash incentive compensation. The committee set threshold, target, and maximum levels with respect to each of these measures, which were weighted between 10% and 20%. The following table sets forth information about each performance-based measure for 2014:

Factor	Threshold (50%)	Target (100%)	Maximum (150%)	Actual Performance	Actual Performance Factor
Net Operating Income (at ownership share)	$149.5 million	$161.7 million	$174.0 million	$163.8 million	108.5%
Leases Signed and Commencing (in square feet)	1.55 million	1.82 million	2.09 million	1.91million	115.9%
Net Effective Rent (per square foot per year)	$7.52	$8.84	$10.17	$10.13	148.5%
Total Net Effective Rent	$13.2 million	$15.5 million	$17.8 million	$18.4 million	150.0%
Tenant Retention (in square feet)	507,223	596,733	686,242	690,887	150.0%
Year-end Occupancy	85.6%	87.6%	89.6%	87.9%	109.1%
Controllable General & Administrative Expenses	$15.5 million	$14.8 million	$14.0 million	$14.2 million	137.6%
If the threshold level is not satisfied with respect to a particular measure, the actual performance factor would be zero with respect to that factor. If performance exceeds the threshold level but does not satisfy the target level, the actual performance factor would range on a sliding scale between 50% and 100% with respect to that factor. If performance is between the target level and the maximum level, the actual performance factor would range on a sliding scale between 100% and 150% with respect to that factor. The factor used to determine the amount an executive could earn in 2014 in cash incentive compensation was the average of the actual performance factors for each of the performance-based measures, which were weighted between 10% and 20%. Notwithstanding the formulas described above, our compensation committee retains the discretion and flexibility to increase or decrease the actual performance factor with respect to any particular measure or any particular officer to more appropriately reflect actual performance, market conditions, unanticipated circumstances, and other factors in the committee’s sole discretion. In relation to personal performance, the committee considered each executive’s role in connection with the significant accomplishments of the Company’s key objectives in 2014. Based on the actual performance factors and each executive’s personal performance, the compensation committee awarded each executive between 116% and 123% of the established percentages of the executive’s target attributable to each of the objective performance measures and personal performance.
Long-Term Equity Incentive Compensation. The objective of our long-term equity incentive award program, which is administered through our 2005 Incentive Award Plan, is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies, as well as to promote a performance-focused culture by rewarding employees, including our executives, based upon the achievements of the Company and individual performance. Our compensation committee believes that equity awards are necessary to successfully attract qualified employees, including the executives, and will continue to be an important incentive for promoting employee retention going forward. The 2014 equity awards for the executives were determined by the compensation committee, in consultation with the chief executive officer (with respect to all awards except his own), based on the initial award targets determined by the committee in consultation with FPL Associates. For a description of the target equity incentive awards for each of our executives, please see “—Employment Agreements” below.
Our compensation committee made restricted stock awards under our 2005 Incentive Award Plan in January 2014. The 2014 awards, which were based on 2013 performance, were made at the same actual performance factor and personal performance factor for each executive as annual cash incentive compensation as described in our 2014 Proxy Statement.
Our compensation committee also made restricted stock awards under our 2005 Incentive Award Plan in January 2015. The 2015 awards, which were based on 2014 performance, were made at the same actual performance and personal performance factors as previously described herein. The compensation committee believes that an emphasis on performance measures will drive our long-term success. Based on the actual performance factors and each executive’s personal performance, the compensation committee awarded each executive between 116% and 123% of the established percentages of the executive’s target attributable to each of the objective performance measures and personal performance.
Benefits. All full-time employees, including our executives, may participate in our health and welfare benefit programs, including medical, dental, and vision care coverage, disability and life insurance, and our 401(k) plan. We do not have any special benefits or retirement plans for our executives.

Severance. Under their employment agreements, each of our executives is entitled to receive severance payments under certain circumstances in the event that their employment is terminated. These circumstances and payments are described below under “—Employment Agreements” and “—Potential Payments upon Termination or Change of Control.”
2005 Incentive Award Plan
The 2005 Incentive Award Plan was approved by our board of directors on March 28, 2005, and our stockholders on May 31, 2005. The 2005 Incentive Award Plan is administered by our compensation committee. Employees, non-employee directors, and certain consultants of ours and our subsidiaries are eligible to be granted stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock awards, other stock-based awards, dividend equivalent rights, and performance-based awards under the 2005 Incentive Award Plan at the discretion of our compensation committee. We anticipate that providing such persons with interests and awards of this nature will result in a closer alignment of their interests with our own interests and those of our stockholders, thereby motivating their efforts on our behalf and strengthening their desire to remain with the Company.
As of December 31, 2014, we had outstanding options to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69, all of which are held by our independent directors. These options have a maximum term of ten years and became exercisable one year after the date of grant.
As of December 31, 2014, we also had 711,376 shares of restricted stock outstanding that were granted to employees, including our executives, with a weighted average grant date fair value of $4.12 per share. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date.
As of December 31, 2014, we had 83,043 restricted stock units outstanding that were granted to our independent directors with a weighted average grant date fair value of $4.11 per unit. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2015 to June 2019.
Risk Management
The compensation committee was involved in negotiating each of the employment agreements with our executives. The committee believes that our compensation policies and practices do not encourage our employees to take excessive or unnecessary risks and are not reasonably likely to have a material adverse effect on the Company. The compensation committee considered a variety of factors, including base salary, annual cash incentive compensation, and long-term equity incentive compensation opportunities available to our executives. The committee believes that the combination of the following factors should lead to executive and employee behavior that is consistent with our overall objectives and risk profile.
Impact of Regulatory Requirements on Executive Compensation
Section 162(m). Substantially all of the services rendered by our executives were performed on behalf of Tier OP or its subsidiaries. The IRS has issued a series of private letter rulings that indicate that compensation paid by an operating partnership to executives of a REIT that serves as its general partner is not subject to limitation under Section 162(m) to the extent such compensation is attributable to services rendered to the operating partnership. We have not obtained a ruling on this issue, but have no reason to believe that the same conclusion would not apply to us.
Section 409A. Section 409A of the Code generally affects the federal income tax treatment of most forms of deferred compensation by accelerating the timing of the inclusion of the deferred compensation to the recipient for federal income tax purposes and imposing an additional federal income tax on the recipient equal to 20% of the amount of the accelerated income. The committee considers the potential adverse federal income tax impact of Section 409A of the Code in determining the form and timing of compensation paid to our executives and other employees and service providers.
Section 280G and 4999. Sections 280G and 4999 of the Code limit a company’s ability to deduct, and impose excise taxes on, certain “excess parachute payments” (as defined in Sections 280G and 4999 of the Code and related regulations) paid to each service provider (including an employee or officer) in connection with a change of control of the company (as set forth in Sections 280G and 4999 of the Code and related regulations). The committee considers the potential adverse tax impact of Sections 280G and 4999 of the Code, as well as other competitive factors, in structuring certain post-termination compensation or other compensation that might be payable to our executives and other employees and service providers in connection with a change of control of the company.

Accounting Rules
We account for stock-based employee compensation (currently restricted stock) using the fair value based method of accounting, which requires that the fair value of stock-based employee compensation awards with service conditions be measured at the grant date of the award and amortized into expense over the appropriate vesting period. If an award is forfeited, previously recognized compensation expense related to the forfeited award is reversed, and no additional compensation expense is recognized.
Summary Compensation Table
Prior to September 1, 2012, we did not have any employees and did not compensate our executives. BHT Advisors was responsible for managing our day-to-day operations. Each of our executives was an employee of an affiliate of BHT Advisors and was compensated by this affiliate for services performed by BHT Advisors on our behalf. On August 31, 2012, we entered into the Self-Management Transaction. As a result of that transaction, we hired, and entered into employment contracts with, our executives and began paying compensation to these persons. As a result, the table below reflects compensation paid to our executives beginning September 1, 2012.

Name and Principal Position	Year	Salary($)	Bonus($)(2)	Stock Award($)(3)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)	Total($)
Scott W. Fordham	2014	456,472	–	722,208	611,100(4)	19,920(7)	1,809,700
Chief Executive Officer and President	2013	328,575	–	650,000	361,104(5)	11,970(7)	1,351,649
	2012	116,667(1)	325,000	–	–	4,990(8)	446,657

Dallas E. Lucas	2014	209,551(6)	–	–	254,940(4)(6)	4,4727)	468,963
Chief Financial Officer and Treasurer	2013	–	–	–	–	–	–
	2012	–	–	–	–	–	–

William J. Reister	2014	260,333	–	389,992	248,087(4)	20,334(7)	918,746
Chief Investment Officer and Executive Vice President	2013	252,750	–	350,000	222,218(5)	7,866(7)	832,834
	2012	91,667(1)	200,000	–	–	5,128(8)	296,795

Telisa Webb Schelin	2014	234,299	–	279,719	183,416(4)	19,692(7)	717,126
Senior Vice President – Legal, General Counsel and Secretary	2013	227,475	–	250,000	167,497(5)	10,265(7)	655,237
	2012	83,333(1)	150,000	–	–	4,909(8)	238,242

James E. Sharp	2014	225,000	–	100,592	88,243(4)	17,880(7)	431,715
Chief Accounting Officer	2013	210,125	–	90,000	73,897(5)	5,290(7)	379,312
	2012	73,333(1)	65,000	–	–	4,941(8)	143,274
_______________

(1)	Includes base salary paid from September 1 to December 31, 2012.

(2)	Represents amounts paid for performance in respect of 2012 although not paid until 2013. As part of the Self-Management Transaction, the Company agreed to pay full-year 2012 bonuses.

(3)
Reflects the grant date fair value of such restricted stock awards. For information regarding the valuation of grants of restricted stock made in 2013 and 2014, see Note 12 (Equity) to the consolidated financial statements.

(4) Represents amounts paid for performance in respect of 2014 although not paid until 2015.

(5)	Represents amounts paid for performance in respect of 2013 although not paid until 2014.
(6) Prorated from date of hire on May 27, 2014.

(7)	Includes amounts paid for long-term and short-term disability insurance, long-term care insurance (other than Mr. Lucas), 401(k) match, and mobile phone reimbursements.

(8)
Includes amounts paid for long-term and short-term disability insurance, long-term care insurance, legal fees in connection with the negotiation of employment agreements, and mobile phone reimbursements.

Grants of Plan-Based Awards

The following table provides information on the grants of plan-based awards made to our executives during the fiscal year ended December 31, 2014.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name and Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards; Shares of Stock(#)	Grant Date Fair Value of Stock and Option Awards($)(2)
Scott W. Fordham
Annual Non-Equity Incentive	3/21/14	262,500	525,000	787,500
Time-Based Restricted Stock	1/30/14				171,954	722,208

Dallas E. Lucas (3)
Annual Non-Equity Incentive	5/27/14	105,000	210,000	315,000
Time-Based Restricted Stock	1/30/14				—	—

William J. Reister
Annual Non-Equity Incentive	3/21/14	104,133	208,266	312,399
Time-Based Restricted Stock	1/30/14				92,855	389,992

Telisa Webb Schelin
Annual Non-Equity Incentive	3/21/14	78,490	156,980	235,470
Time-Based Restricted Stock	1/30/14				66,600	279,719

James E. Sharp
Annual Non-Equity Incentive	3/21/14	36,000	72,000	108,000
Time-Based Restricted Stock	1/30/14				23,950	100,592
___________________

(1)
The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” columns reflect the threshold, target, and maximum cash amounts that our named executives were eligible to earn in 2014 under our annual non-equity incentive program although not paid until 2015. The “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation” table reflects the actual cash amounts earned under this plan for 2014.

(2)
Reflects the grant date fair value of such restricted stock awards. For information regarding the valuation of grants of restricted stock made in 2014, see Note 12 (Equity) to the consolidated financial statements.

(3)	Prorated from date of hire on May 27, 2014.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to outstanding restricted stock awards under our 2005 Incentive Award Plan that have not vested for each of the executives as of December 31, 2014.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested(#)(1)	Market Value of Shares of Stock That Have Not Vested($)(2)
Scott W. Fordham	293,525	1,314,992
Dallas E. Lucas	—	—
William J. Reister	158,317	709,260
Telisa Webb Schelin	113,359	507,848
James E. Sharp	40,783	182,708
____________________

(1)	The vesting period for each grant was four years.

(2)	Based on the October 30, 2014, estimated valuation of $4.48 per share.

Stock Vested in Last Fiscal Year
The following table sets forth information with respect to restricted stock awards under our 2005 Incentive Award Plan that vested for each of the executives during the year ended December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting(#)	Market Value Realized on Vesting($) (1)
Scott W. Fordham	28,476	119,599
Dallas E. Lucas	—	—
William J. Reister	14,696	61,723
Telisa Webb Schelin	10,497	44,087
James E. Sharp	3,779	15,872
____________________
(1) Based on the November 1, 2013, estimated valuation of $4.20 per share.
Employment Agreements
We have employment agreements, as amended, (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our Chief Executive Officer and President; Dallas E. Lucas, our Chief Financial Officer and Treasurer; William J. Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; and James E. Sharp, our Chief Accounting Officer. The term of these Employment Agreements ends on May 31, 2017, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. These agreements were approved by our compensation committee. The compensation committee reviewed market materials related to executive contracts and retained its own legal counsel and independent compensation consultant to, among other things, negotiate the terms of the agreements. See “—Determination of Executive Compensation” above.

Compensation. During the initial term of each employment agreement, we pay each executive an annual base salary, which is set forth in the table below for 2015. However, the base salary is reviewed annually and may not be reduced without the executive’s consent. In addition, during the term of each employment agreement, each executive is eligible to receive cash incentive compensation as determined by the compensation committee. Each executive’s target annual incentive compensation is equal to a percentage of his or her base salary, also as set forth below. The cash incentive compensation is predicated on both objective corporate and individual measures to be mutually agreed upon between the executive and the compensation committee. The amount of cash incentive compensation awarded to the executive each year must be reasonable in light of the contributions made by the executive for the year in relation to the contributions made and incentive compensation awarded to the other executives for the same year.

Name	Minimum Annual Base Salary for 2015	Target Annual Cash Incentive Compensation (as % of annual base salary)
Scott W. Fordham	$650,000	120%
Dallas E. Lucas	$360,000	120%
William J. Reister	$300,000	80%
Telisa Webb Schelin	$300,000	75%
James E. Sharp	$250,000	40%

During the initial term, each executive is also eligible to receive equity awards under the 2005 Incentive Award Plan and any other successor plan, at the discretion of the compensation committee. Each executive’s target annual long-term incentive award is equal to a percentage, as set forth in the table below, of the executive’s base salary plus the target annual cash incentive compensation. The amount of each equity award granted to the executive must be reasonable in light of the contributions made, or anticipated to be made, by the executive for the period for which that equity award is made.

Name	Target Annual Long-Term Incentive Award (as % of annual base salary + target annual cash incentive compensation)
Scott W. Fordham	82%
Dallas E. Lucas	82%
William J. Reister	78%
Telisa Webb Schelin	75%
James E. Sharp	33%
Payments Upon Termination or a Change of Control. Under the employment agreements, we are required to provide any earned compensation and other vested benefits to the executives in the event of a termination of employment. In addition, each executive will have the right to additional compensation and benefits depending upon the manner of termination of employment, as summarized below.
During the term of each employment agreement, we may terminate the agreement with or without “cause,” defined as, among other things, the executive’s dishonest or fraudulent action, willful misconduct or gross negligence in the conduct of his or her duties to us, or the executive’s material uncured breach of the employment agreement. In addition, each executive may terminate his or her employment agreement for “good reason,” defined as, among other things, a material breach of the employment agreement by us. If we terminate the executive’s employment without “cause” or if the executive terminates for “good reason:”

•
we will pay the executive an amount equal to the product of: (1) a “Severance Multiple,” equal to 2.6 for Mr. Fordham, 2.25 for each of Messrs. Lucas and Reister and Ms. Schelin, and 1.75 for Mr. Sharp; and (2) the sum of: (a) the executive’s base salary and (b) the greater of: (i) the executive’s target annual cash incentive compensation; or (ii) the average of the annual cash incentive compensation received by the executive each year during the term of his or her employment agreement;

•
all equity awards with time-based vesting will immediately vest in accordance with their terms, and each equity award with performance vesting will vest at the greater of: (1) the target amount of the award, if applicable; or (2) an amount based on our performance from the commencement of the performance period through the date of termination, multiplied by a fraction, the numerator of which will be equal to the number of days the executive was employed by us from the commencement of the performance period through the date of termination and the denominator of which will be equal to the total number of days in the performance period; and

•
if the executive was participating in our group medical, vision, and dental plan immediately prior to the date of termination, then we will pay to the executive a lump sum payment equal to: (1) eighteen times the amount of the monthly employer contribution that we made to an insurer to provide these benefits to the executive and his or her dependents in the month immediately preceding the date of termination plus (2) the amount we would have contributed to their health reimbursement arrangement for eighteen months from the date of termination if the executive had remained employed by us.

If the executive’s employment is terminated within eighteen months after the occurrence of the first event constituting a “change in control” (as defined in the employment agreements) of us or the operating partnership, each employment agreement provides that all equity awards with time-based vesting will immediately vest and each equity award with performance vesting will vest at the greater of: (1) the target amount of the award, if applicable, or (2) a prorated amount based on our performance from the commencement of the performance period through the end of the calendar month immediately preceding the change in control. Further, during the initial term, if within eighteen months after a change in control, we terminate the executive’s employment without “cause” or the executive terminates his or her employment for “good reason”:

•
we will pay the executive a lump sum in cash in an amount equal to the product of: (1) the Severance Multiple (defined above for each executive) and (2) the sum of (a) the executive’s current base salary (or the executive’s base salary in effect immediately prior to the change in control, if higher) and (b) the greater of: (i) the executive’s target annual cash incentive compensation or (ii) the average of the annual cash incentive compensation received by the executive during the term of his or her employment agreement; and

•
if the executive was participating in our group medical, vision, and dental plan immediately prior to the date of termination, then we will pay to the executive a lump sum payment equal to: (1) eighteen times the amount of the monthly employer contribution that we made to an insurer to provide these benefits to the executive and his or her dependents in the month immediately preceding the date of termination plus (2) the amount we would have contributed to their health reimbursement arrangement for eighteen months from the date of termination if the executive had remained employed by us.

If an executive’s employment agreement is terminated upon death or disability, we will pay (1) a lump sum in cash in an amount equal to the executive’s base salary and (2) the pro rata portion of any cash incentive compensation that would have been earned during the year of the termination.
Other Terms and Conditions. During the term of the employment agreements (including any extensions) and for a period of fifteen months thereafter, each executive has agreed to certain non-competition and non-solicitation provisions. The executives have also agreed to certain non-disclosure and non-disparagement provisions both during and after their employment with us.
Potential Payments upon Termination or Change of Control
The following table summarizes the potential cash payments and estimated equivalent cash value of unvested equity awards and other benefits that would be payable to our executives or immediately vest under the terms of their employment agreements described above upon termination of those agreements under the various scenarios listed below, assuming the event took place on December 31, 2014 (without regard to any potential reductions required under the employment agreements for amounts in excess of Section 280G thresholds):

Name	Without Cause/ For Good Reason(1)	Change-in-Control (Termination Without Cause/ For Good Reason)(1)	Death/Disability(2)
Scott W. Fordham	$4,693,674	$4,693,674	$1,136,100
Dallas E. Lucas	$1,867,521	$1,867,521	$604,940
William J. Reister	$2,083,404	$2,083,404	$508,420
Telisa Webb Schelin	$1,631,702	$1,631,702	$417,715
James E. Sharp	$834,780	$834,780	$313,243
________________

(1)
Includes the lump sum payment to the executive if he or she was participating in our group medical, vision, and dental plans immediately prior to the date of termination (assuming premiums as of December 31, 2014).

(2)
Excludes the fair value of unvested equity awards that would immediately vest upon the executive’s death or disability pursuant to the terms of restricted stock award agreements. The fair value of unvested equity awards are $1,314,992, $709,260, $507,848, and $182,708 for Mr. Fordham, Mr. Reister, Ms. Schelin, and Mr. Sharp, respectively.

The amounts described above do not include payment or benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis to salaried employees upon termination of employment, including, but not limited to, accrued vacation.
Compensation Committee Report
The compensation committee has certain duties and powers as described in its charter. The compensation committee is currently comprised of the three independent directors named at the end of this report, each of whom is “independent” under the independence standards of the NYSE. The compensation committee has furnished the following report on executive compensation for the fiscal year ended December 31, 2014.
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis section contained in this Annual Report on Form 10-K (the “CD&A”). Based on this review and the committee’s discussions, the compensation committee has recommended and approved the CD&A included in this Annual Report on Form 10-K.
COMPENSATION COMMITTEE:
Richard I. Gilchrist, Chairman
Charles G. Dannis
Steven W. Partridge

Directors’ Compensation
We pay each director the following annual retainers and per meeting fees. The retainers and meeting fees are paid quarterly in arrears. Additionally, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending meetings. However, we do not pay any of the fees described herein to any director designated by Services Holdings that also serves as an officer of, or provides consulting services to, the Company. As of the date of this Annual Report on Form 10-K, neither of the persons designated by Services Holdings serves as an officer of, or provides consulting services to, the Company.

Retainer for Service as a Director	$40,000
Retainer for Non-Executive Chairman of the Board	$27,000
Retainer for Chairman of the Audit Committee	$15,000
Retainer for Chairman of the Compensation Committee	$10,000
Retainer for Chairman of the Nominating Committee	$7,500
In-Person Board/Committee Meeting Fee	$2,000
Telephonic Board/Committee Meeting Fee or Written Consent	$1,000

Annually upon election as a director, each independent director is granted $50,000 of restricted stock units. Following our annual meeting of stockholders on June 18, 2014, each of Messrs. Dannis, Partridge, and Witten were granted 11,905 restricted stock units based on the estimated valuation of our common stock of $4.20 per share as of the grant date. These units vest on July 19, 2015. Subsequent to the vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (1) separation from service for any reason other than cause; (2) a change in control of the Company; (3) death; or (4) specific dates chosen by the independent directors, which for Messrs. Partridge and Witten is June 18, 2017, upon which 50% of the restricted stock units will be converted, and June 18, 2018, upon which the remaining 50% will be converted, provided, however, that following the issuance on June 18, 2017, the remaining 50% will be converted immediately upon the occurrence of any of the foregoing events in (1), (2), or (3) prior to June 18, 2017; and for Charles G. Dannis is June 18, 2018. Upon his election as a director on July 21, 2014, Mr. Gilchrist was granted 9,921 restricted stock units based on the estimated valuation of our common stock of $4.20 per share as of the grant date. Mr. Gilchrist’s units vest on August 22, 2015, and subsequent to vesting, his restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the events listed in (1), (2), and (3) above or August 22, 2015.
Until the earlier of (a) the date that we have filed a registration statement for a firm commitment, underwritten public offering of our shares or (b) the date that our shares are listed on a national stock exchange, the “fair market value” of our shares, as defined in the 2005 Incentive Award Plan, will be equal to the estimated per share value of our common stock as established from time to time by the board pursuant to our valuation policy.
The following table further summarizes compensation earned by the directors for their service in 2014:

Name	Fees Earned or Paid in Cash($)(1)	RSU Awards($)(2)	Total($)
Charles G. Dannis	157,775	50,000	207,775
Robert S. Aisner	73,000	—	73,000
Richard I. Gilchrist	48,192	41,668	89,860
M. Jason Mattox	72,000	—	72,000
Steven W. Partridge	140,000	50,000	190,000
G. Ronald Witten	122,500	50,000	172,500
____________________

(1)	Includes fourth quarter 2014 fees paid to each director in January 2015.

(2)	Reflects the grant date fair value of restricted stock units convertible into shares of common stock granted to each independent director during 2014.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee during 2014, Richard I. Gilchrist, Charles G. Dannis, Steven W. Partridge, or G. Ronald Witten, served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2014, or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2014, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	158,043	$6.69	11,022,750	*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	158,043	$6.69	11,022,750	*
______________
* All shares authorized for issuance pursuant to awards not yet granted under our 2005 Incentive Award Plan.
(1) Includes restricted stock units issued to independent directors.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2015, regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 300,555,965 shares of common stock outstanding as of February 28, 2015. Services Holdings owns all of the issued and outstanding shares of Series A Convertible Preferred Stock and is a wholly owned subsidiary of BHH.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Charles G. Dannis (3)	27,799	*
Robert S. Aisner (4)	—	*
Richard I. Gilchrist (5)	—	*
M. Jason Mattox (6)	100	*
Steven W. Partridge (3)	27,190	*
G. Ronald Witten (3)	28,626	*
Scott W. Fordham (7)	571,248	*
Dallas E. Lucas (8)	113,813	*
William J. Reister (9)	256,746	*
Telisa Webb Schelin (10)	182,529	*
James E. Sharp (11)	67,936	*
All current directors and executive officers as a group (eleven persons)	1,275,987	*
_____________________
* less than 1%
(1) The address of Ms. Schelin and each of Messrs. Dannis, Gilchrist, Partridge, Witten, Fordham, Lucas, Reister, and Sharp is c/o TIER REIT, Inc., 17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248. The address of each of Messrs. Aisner and Mattox is c/o Behringer, 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.
(2) For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding consists of: (1) 300,065,251 shares of common stock outstanding as of February 28, 2015, which includes shares of restricted stock, and (2) shares of common stock issuable pursuant to options held by the respective person that may be exercised within 60 days following February 28, 2015; it does not include (1) 10,000 shares of Series A Convertible Preferred Stock owned by Services Holdings, or (2) restricted stock units held by the independent directors convertible into shares of common stock upon certain events or at specified future dates not within 60 days following February 28, 2015. Beneficial ownership is determined in accordance with the SEC rules that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.
(3) Includes vested options exercisable into 25,000 shares of common stock; does not include 24,374 restricted stock units.
(4) Does not include 22,000 shares of common stock owned by BHH, of which Mr. Aisner controls the disposition of approximately 4% of the limited liability company interests, or 10,000 shares of Series A Convertible Preferred Stock owned by Services Holdings.
(5) Does not include 9,921 restricted stock units.
(6) Does not include 22,000 shares of common stock owned by BHH, of which Mr. Mattox controls the disposition of approximately 1.5% of the limited liability company interests, or 10,000 shares of Series A Convertible Preferred Stock owned by Services Holdings.

(7) Includes 482,826 restricted shares of common stock.
(8) Includes 113,813 restricted shares of common stock.
(9) Includes 210,468 restricted shares of common stock.
(10) Includes 149,495 restricted shares of common stock.
(11) Includes 55,998 restricted shares of common stock.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

Independence
Our charter requires a majority of the members of our board of directors to qualify as “independent.” Our charter defines an “independent director” as a director who satisfies the independence requirements under the rules and regulations of the NYSE as in effect from time to time. To qualify under the NYSE independence standards, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us, either directly or as a partner, stockholder, or officer of an organization that has a relationship with us.
Consistent with the NYSE independence standards, our board has reviewed all relevant transactions or relationships between each director, or any of his family members, and the Company, our management team, and our independent registered public accounting firm. The board has concluded that each of Charles G. Dannis, Richard I. Gilchrist, Steven W. Partridge, and G. Ronald Witten, a majority of the members of our board and each member of our audit committee, compensation committee, and nominating committee, is “independent” under the independence standards of the NYSE.

Related Transactions

We purchase certain administrative services from BHT Advisors, such as human resources, shareholder services, and information technology. We also pay BHT Advisors acquisition fees related to the development of Two BriarLake Plaza. HPT Management provides property management services for our properties. Current board members, Messrs. Robert S. Aisner and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

We may terminate the administrative services agreement with BHT Advisors on or after June 30, 2015, by delivering notice to BHT Advisors of our intent to terminate no less than 90 days prior to the effective date. Upon termination, we would be required to pay BHT Advisors an amount, in cash, equal to 0.75 times the gross amount of all service charges payable with respect to such terminated services for the trailing 12-month period ending with the last full month prior to the delivery of notice of termination. We intend to terminate the administrative services agreement effective June 30, 2015.

Our property management agreement with HPT Management includes a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We may exercise this buyout option on or after June 30, 2015, by delivering notice to HPT Management of our intent to exercise this option no less than 90 days prior to the proposed closing date. Upon closing of the buyout, we would be required to pay HPT Management an amount, in cash, equal to 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the management agreement for the trailing 12-month period ending with the last full month prior to delivery of the notice. We intend to exercise the property management buyout option effective June 30, 2015.

In August 2012, we paid BHT Advisors approximately $1.5 million in consideration for certain assets located at our corporate offices and used in our business, such as IT equipment and office furniture; for the license under the license agreement regarding our use of the “Behringer Harvard” name and logo; and for the other agreements, covenants, and obligations of Services Holdings and its affiliates in connection with the Self-Management Transaction. Approximately $1.4 million of this amount was reflected in our other intangible assets and approximately $0.1 million was expensed. In June 2013, we changed our name to TIER REIT, Inc. and no longer use the Behringer Harvard name or logo, and the intangible asset was fully amortized.

The following is a summary of the related party fees and costs we incurred with these entities during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
BHT Advisors, acquisition fees	$704	$934	$106
BHT Advisors, debt financing fees	—	—	660
BHT Advisors, asset management fee	—	—	10,484
BHT Advisors, other fees and reimbursement for services provided	2,328	2,426	3,766
HPT Management, property and construction management fees	11,369	13,191	13,931
HPT Management, reimbursement of costs and expenses	18,557	21,022	23,537
Total	$32,958	$37,573	$52,484

Expensed	$30,909	$35,356	$50,668
Capitalized to deferred financing fees	—	—	660
Capitalized to real estate under development	487	934	106
Capitalized to buildings and improvements, net	1,562	1,283	1,050
Total	$32,958	$37,573	$52,484

At both December 31, 2014 and 2013, we had payables to related parties of approximately $2.0 million, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

Policies and Procedures with Respect to Related Party Transactions
Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board reviews all of the related party transactions and, as a general rule, any related party transactions must be approved by a majority of the directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction our directors will consider whether the transaction between us and the related party is fair and reasonable to us and, in the case of loans to related parties, no less favorable to us than comparable loans between unaffiliated parties.

Item 14.                                                  Principal Accounting Fees and Services.

We selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ended December 31, 2014.
Audit and Other Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our annual financial statements for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees (1)	$730,100	$713,300
Audit Related Fees (2)	27,940	22,578
Tax Fees (3)	49,350	67,987
All Other Fees	—	—
Total Fees	$807,390	$803,865
_________________
(1) Audit fees consist principally of fees for the audit of our annual financial statements and review of our financial statements included in our Quarterly Reports on Form 10-Q.
(2) Audit-related fees consist principally of assistance with audits of subsidiary entities of the Company, responses to SEC comment letters and review of the Current Reports on Form 8-K filed with the SEC during 2013 and 2014.
(3) Tax fees consist principally of assistance with matters related to tax compliance, tax planning, and tax advice.

Audit Committee’s Pre-Approval Policies and Procedures
The audit committee must approve, in advance, any fee for services to be performed by the Company’s independent registered public accounting firm. For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost under $25,000, the audit committee must be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost $25,000 and over, the audit committee must be provided with a detailed explanation of what services are being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (a) audit fees; (b) audit-related fees; (c) tax fees; and (d) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, the audit committee must approve the increased amounts prior to the previously approved maximum being reached and before the additional work may continue. Approval by the audit committee may be granted at its regularly scheduled meetings or otherwise, including by telephonic or other electronic communications. Management is required to report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to the audit committee on a regular basis.
The audit committee approved all of the services provided by, and fees paid to, the Deloitte Entities during the years ended December 31, 2014 and 2013, respectively.

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

(c)                                  Financial Statement Schedules.

All financial statement schedules, except for Schedules II and III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER REIT, Inc.

Dated:	March 11, 2015	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2015	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer, President, and Director
(Principal Executive Officer)

March 11, 2015	/s/ Dallas E. Lucas
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 11, 2015	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

March 11, 2015	/s/ Charles G. Dannis
Charles G. Dannis
Chairman of the Board and Director

March 11, 2015	/s/ Robert S. Aisner
Robert S. Aisner
Director

March 11, 2015	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Director

March 11, 2015	/s/ M. Jason Mattox
M. Jason Mattox
Director

March 11, 2015	/s/ Steven W. Partridge
Steven W. Partridge
Director

March 11, 2015	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TIER REIT, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TIER REIT, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 11, 2015

TIER REIT, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Real estate
Land	$286,430	$317,632
Buildings and improvements, net	1,482,336	1,668,799
Real estate under development	—	51,144
Total real estate	1,768,766	2,037,575
Cash and cash equivalents	31,442	57,786
Restricted cash	35,324	49,719
Accounts receivable, net	83,380	97,184
Prepaid expenses and other assets	7,129	5,594
Investments in unconsolidated entities	39,885	41,762
Deferred financing fees, net	10,783	9,978
Lease intangibles, net	94,690	134,364
Other intangible assets, net	2,144	2,263
Assets associated with real estate held for sale	137,640	—
Total assets	$2,211,183	$2,436,225

Liabilities and equity

Liabilities
Notes payable	$1,194,085	$1,490,367
Accounts payable	2,790	7,305
Payables to related parties	2,041	2,034
Acquired below-market leases, net	16,984	24,570
Accrued liabilities	77,375	89,767
Other liabilities	21,405	18,923
Obligations associated with real estate held for sale	108,343	—
Total liabilities	1,423,023	1,632,966

Commitments and contingencies

Series A Convertible Preferred Stock	4,626	2,700

Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,264,100 and 299,191,861 shares issued and outstanding at December 31, 2014 and 2013, respectively	30	30
Additional paid-in capital	2,645,902	2,646,741
Cumulative distributions and net loss attributable to common stockholders	(1,862,555)	(1,847,039)
Accumulated other comprehensive loss	(788)	—
Stockholders’ equity	782,589	799,732
Noncontrolling interests	945	827
Total equity	783,534	800,559
Total liabilities and equity	$2,211,183	$2,436,225

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share and per share amounts)

	2014	2013	2012
Rental revenue	$281,142	$282,071	$289,466
Expenses
Property operating expenses	92,734	88,722	88,730
Interest expense	64,359	85,714	96,794
Real estate taxes	40,621	41,075	38,605
Property management fees	8,439	8,488	8,664
Asset management fees	—	—	6,656
Asset impairment losses	4,940	—	72,054
General and administrative	19,058	17,322	15,480
Depreciation and amortization	116,970	118,880	126,126
Total expenses	347,121	360,201	453,109
Interest and other income	517	1,234	946
Loss on early extinguishment of debt	(426)	(1,605)	—
Gain on troubled debt restructuring	—	—	201
Loss from continuing operations before income taxes, equity in operations of investments, and gain on sale or transfer of assets	(65,888)	(78,501)	(162,496)
Benefit (provision) for income taxes	28	(518)	(60)
Equity in earnings of investments	1,836	24,547	1,725
Loss from continuing operations before gain on sale or transfer of assets	(64,024)	(54,472)	(160,831)
Discontinued operations
Income (loss) from discontinued operations	(41,725)	13,917	(19,743)
Gain on sale or transfer of discontinued operations	90,221	40,436	20,130
Income from discontinued operations	48,496	54,353	387
Gain on sale or transfer of assets	—	16,102	8,083
Net income (loss)	(15,528)	15,983	(152,361)
Noncontrolling interests in continuing operations	108	56	222
Noncontrolling interests in discontinued operations	(96)	(487)	38
Accretion of Series A Convertible Preferred Stock	(1,926)	—	—
Net income (loss) attributable to common stockholders	$(17,442)	$15,552	$(152,101)
Basic and diluted weighted average common shares outstanding	299,255,392	299,191,861	298,372,324
Basic and diluted income (loss) per common share:
Continuing operations	$(0.22)	$(0.13)	$(0.51)
Discontinued operations	0.16	0.18	—
Basic and diluted income (loss) per common share	$(0.06)	$0.05	$(0.51)
Net income (loss) attributable to common stockholders:
Continuing operations	$(65,842)	$(38,314)	$(152,526)
Discontinued operations	48,400	53,866	425
Net income (loss) attributable to common stockholders	$(17,442)	$15,552	$(152,101)
Comprehensive income (loss):
Net income (loss)	$(15,528)	$15,983	$(152,361)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	(789)	1,679	(772)
Accretion of Series A Convertible Preferred Stock	(1,926)	—	—
Comprehensive income (loss)	(18,243)	17,662	(153,133)
Comprehensive (income) loss attributable to noncontrolling interests	13	(434)	261
Comprehensive income (loss) attributable to common stockholders	$(18,230)	$17,228	$(152,872)

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

						Cumulative Distributions and Net Loss Attributable to Common Stockholders
	Convertible Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Number of Shares	Par Value				Noncontrolling Interests	Total Equity

Balance at January 1, 2012	1	$—	297,256	$30	$2,639,720	$(1,683,153)	$(905)	$6,299	$961,991
Net loss	—	—	—	—	—	(152,101)	—	(260)	(152,361)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(771)	(1)	(772)
Redemption of common stock	—	—	(880)	—	(4,083)	—	—	—	(4,083)
Cancellation of convertible stock	(1)	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	(27,337)	—	(410)	(27,747)
Shares issued pursuant to Distribution Reinvestment Plan	—	—	2,816	—	13,066	—	—	—	13,066
Cost of share issuance	—	—	—	—	(9)	—	—	—	(9)
Issuance of Series A Convertible Preferred Stock	—	—	—	—	(2,700)	—	—	—	(2,700)
Balance at December 31, 2012	—	$—	299,192	$30	$2,645,994	$(1,862,591)	$(1,676)	$5,628	$787,385
Net income	—	—	—	—	—	15,552	—	431	15,983
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	1,676	3	1,679
Share based compensation, net	—	—	—	—	747	—	—	73	820
Distributions declared	—	—	—	—	—	—	—	(5,308)	(5,308)
Balance at December 31, 2013	—	$—	299,192	$30	$2,646,741	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	—	—	(15,516)	—	(12)	(15,528)
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	(788)	(1)	(789)
Share based compensation, net	—	—	72	—	1,087	—	—	168	1,255
Distributions declared	—	—	—	—	—	—	—	(37)	(37)
Accretion of Series A Convertible Preferred Stock	—	—	—	—	(1,926)	—	—	—	(1,926)
Balance at December 31, 2014	—	$—	299,264	$30	$2,645,902	$(1,862,555)	$(788)	$945	$783,534

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(15,528)	$15,983	$(152,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment losses	13,165	4,879	98,050
Gain on sale or transfer of assets	—	(16,102)	(8,083)
Gain on sale or transfer of discontinued operations	(90,221)	(40,436)	(20,130)
Gain on troubled debt restructuring	—	(36,856)	(35,635)
Loss on early extinguishment of debt	775	2,787	—
Loss on derivatives	—	251	66
Amortization of restricted shares and units	1,397	820	—
Depreciation and amortization	143,168	171,119	195,077
Amortization of lease intangibles	(376)	355	757
Amortization of above- and below-market rent	(4,133)	(9,540)	(11,741)
Amortization of deferred financing and mark-to-market costs	3,088	6,308	7,569
Equity in earnings of investments	(1,836)	(24,547)	(1,725)
Ownership portion of management and financing fees from unconsolidated entities	482	923	446
Distributions from investments	1,091	—	581
Change in accounts receivable	(8,290)	(7,999)	(13,632)
Change in prepaid expenses and other assets	618	572	(1,945)
Change in lease commissions	(21,891)	(15,520)	(21,942)
Change in other lease intangibles	(800)	(961)	(2,508)
Change in other intangible assets	—	—	(1,445)
Change in accounts payable	(746)	1,847	436
Change in accrued liabilities	391	(11,793)	14,880
Change in other liabilities	4,604	2,847	1,469
Change in payables to related parties	182	214	350
Cash provided by operating activities	25,140	45,151	48,534

Cash flows from investing activities
Return of investments	2,702	36,310	2,278
Investments in unconsolidated entities	(560)	(1,500)	(1,330)
Capital expenditures for real estate	(78,567)	(66,004)	(67,301)
Capital expenditures for real estate under development	(27,423)	(39,180)	(2,065)
Proceeds from sale of discontinued operations	242,800	495,866	111,142
Proceeds from sale of assets	—	—	21,235
Change in restricted cash	14,395	28,954	21,022
Cash provided by investing activities	153,347	454,446	84,981

Cash flows from financing activities
Financing costs	(5,454)	(2,362)	(1,550)
Proceeds from notes payable	334,359	55,785	34,501
Payments on notes payable	(533,528)	(499,672)	(147,494)
Payments on capital lease obligations	(30)	—	(44)
Redemptions of common stock	—	—	(4,083)
Transfer of common stock	(141)	—	—
Offering costs	—	—	(9)
Distributions to common stockholders	—	—	(16,748)
Distributions to noncontrolling interests	(37)	(5,308)	(415)
Cash used in financing activities	(204,831)	(451,557)	(135,842)

Net change in cash and cash equivalents	(26,344)	48,040	(2,327)
Cash and cash equivalents at beginning of period	57,786	9,746	12,073
Cash and cash equivalents at end of period	$31,442	$57,786	$9,746

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Consolidated Financial Statements

1.            Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, “TIER REIT,” the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of December 31, 2014, we owned interests in 37 operating properties and one recently developed non-operating property located in 14 states and the District of Columbia.

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

2.            Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions, impairment of assets, timing of asset dispositions, duration of lease terms, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ materially from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on applicable GAAP which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. We had no VIEs as of December 31, 2014, 2013 or 2012.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals or other relevant market information available to us, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance, and other operating expenses, as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees, and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired intangibles related to that tenant would be charged to expense.

The estimated remaining useful lives for acquired lease intangibles range from an ending date of January 2015 to an ending date of December 2030.  Anticipated amortization associated with the acquired lease intangibles for each of the years ending December 31, 2015, through December 31, 2019, is as follows (in thousands):

2015	$5,777
2016	$3,027
2017	$2,265
2018	$1,541
2019	$1,695

As of December 31, 2014 and 2013, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2014
Cost	$2,039,765	$215,913	$11,785	$(59,605)
Less: accumulated depreciation and amortization	(557,429)	(123,242)	(9,766)	42,621
Net	$1,482,336	$92,671	$2,019	$(16,984)

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2013
Cost	$2,255,384	$305,233	$19,264	$(76,750)
Less: accumulated depreciation and amortization	(586,585)	(177,088)	(13,045)	52,180
Net	$1,668,799	$128,145	$6,219	$(24,570)

Real Estate Development

We capitalize project costs related to the development and construction of real estate (including interest and related loan fees, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect costs not clearly related to development and construction are expensed as incurred. Capitalization begins when we determine that the development is probable and significant development activities are underway. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third-party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer, and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2014, 2013 and 2012, we recorded non-cash impairment charges of approximately $13.2 million, $4.9 million and $98.1 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2014, 2013 or 2012.

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

We undergo continuous evaluations of property level performance, credit market conditions and financing options.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value less costs to sell.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders or by leases, for anticipated tenant improvements, property taxes and insurance, and certain tenant security deposits for our consolidated properties, as well as cash committed as part of a sale agreement for renovations at a disposed property.

Accounts Receivable, net

The following is a summary of our accounts receivable as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Straight-line rental revenue receivable	$73,266	$88,370
Tenant receivables	10,165	9,389
Non-tenant receivables	1,150	714
Allowance for doubtful accounts	(1,201)	(1,289)
Total	$83,380	$97,184

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance, prepaid real estate taxes, utility and other deposits of the properties we consolidate, as well as our deferred tax assets and prepaid directors’ and officers’ insurance.

Investments in Unconsolidated Entities

Investments in unconsolidated entities at December 31, 2014, consist of our noncontrolling interests in the Wanamaker Building and Paces West properties.

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

Deferred Financing Fees, net

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt. The following is a summary of our deferred financing fees as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Cost	$24,704	$26,044
Less: accumulated amortization	(13,921)	(16,066)
Net	$10,783	$9,978

Other Intangible Assets
Other intangible assets consist of an above-market ground lease on a property where a third party owns and has leased the underlying land to us. As of December 31, 2014 and 2013, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	December 31, 2014	December 31, 2013
Cost	$2,978	$2,978
Less: accumulated depreciation and amortization	(834)	(715)
Net	$2,144	$2,263
We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of December 2032. Anticipated amortization associated with other intangible assets for each of the years ending December 31, 2015, through December 31, 2019, is as follows (in thousands):

2015	$119
2016	$119
2017	$119
2018	$119
2019	$119

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  As of December 31, 2014, we had three properties classified as real estate held for sale. We had no real estate held for sale as of December 31, 2013.

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of December 31, 2014 and 2013, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Valuation of Series A Convertible Preferred Stock

On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard Services Holdings, LLC (“Services Holdings”) as described further in Footnote 12 (Equity). The shares of Series A Convertible Preferred Stock are initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our consolidated balance sheets. In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model. Subsequent to the date of issuance, the Series A Convertible Preferred Stock is adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Convertible Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the years ended December 31, 2014, 2013 and 2012, was approximately $6.4 million, $6.4 million, and $16.1 million, respectively.  Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the years ended December 31, 2014, 2013 and 2012, was approximately $4.1 million, $9.5 million, and $11.7 million, respectively. Revenue relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $2.7 million, $2.3 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Each of the amounts presented above include rental revenue amounts recognized in discontinued operations.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  The Company is generally not subject to federal income taxes to the extent we distribute our REIT taxable income to our stockholders currently each year and we meet certain other organizational and operational requirements.  In addition to the Company, our business is conducted through our operating partnership, Tier OP, and various subsidiaries, including limited liability companies, partnerships and corporations elected to be treated as taxable REIT subsidiaries.  The Company and its subsidiaries are subject to state and local income taxes on operations located in states, cities, and other jurisdictions that impose an income tax.  In addition, our taxable REIT subsidiaries are subject to federal, state, and local income taxes at regular corporate tax rates.

Stock Based Compensation

We have a stock-based incentive award plan for our employees, independent directors, and consultants.  Compensation cost for restricted stock and restricted stock units is measured at the grant date based on the estimated fair value of the award and will be recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. Stock options are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model that incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2014 and 2013, we had approximately $1.4 million and $0.8 million, respectively, in compensation costs related to share-based payments. For the year ended December 31, 2012, we had no significant compensation cost related to share-based payments.

401(k) Plan

Since August 2012 we have had a 401(k) defined contribution plan (“401(k) Plan”) for the benefit of our eligible employees. Each employee may contribute up to 100% of their annual compensation, subject to specific limitations under the Code.  Our 401(k) Plan allows us to make discretionary contributions during each plan year. For the years ended December 31, 2014 and 2013, we expensed approximately $0.2 million and $0.3 million in employer contributions, respectively.  We expensed no employer contributions for the year ended December 31, 2012.

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

We have properties located in Houston, Texas; Philadelphia, Pennsylvania; and Chicago, Illinois, which subject us to the business risk associated with our geographic concentration in these markets. The percentage of our total rental revenue from these markets for the years ended December 31, 2014, 2013 and 2012, are 47%, 47%, and 44%, respectively.

Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and restricted stock units issued to our independent directors.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  Stock options, units of limited partnership interest, Series A Convertible Preferred stock, restricted stock, and restricted stock units are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with SEC guidelines.

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

3.            New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Early adoption is permitted, but only for disposals that have not been reported in previously-issued financial statements. Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties will generally no longer qualify as discontinued operations.
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
In June 2014, the FASB issued an update which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards will be delayed until it becomes probable that the performance target will be met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our financial statements.
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
 In January 2015, the FASB issued guidance simplifying income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted and may be applied either prospectively or retrospectively. We do not believe the adoption of this guidance will have a material impact on our financial statements.
In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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

We had no interest rate swaps or caps in place at December 31, 2013. The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2014 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
Liabilities:
Derivative financial instruments	$(789)	$—	$(789)	$—

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
During 2014, we recorded impairment losses of approximately $13.2 million, including losses recorded as part of our discontinued operations. During 2013, we recorded impairment losses of approximately $4.9 million for a property that was disposed. We had no impairment losses for any of our assets in continuing operations during 2013.
The following table summarizes those assets which were measured at fair value and impaired during 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Real estate	$11,489	$—	$11,489	$—	$(4,940)
Real estate held for sale	$42,000	$—	$—	$42,000	$(8,225)

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment during the year ended December 31, 2014 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Range
Real estate on which impairment losses were recognized	$42,000	Discounted Cash Flow	Discount rate	10%
			Terminal capitalization rate	9%
			Market rent growth rate	2%
			Expense growth rate	2% to 3%

Financial Instruments not Reported at Fair Value

Financial instruments held at December 31, 2014 and 2013, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our notes payable and our notes payable associated with real estate held for sale as of December 31, 2014 and 2013, are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$1,194,085	$1,216,991	$1,490,367	$1,510,691
Notes payable associated with real estate held for sale	$97,257	$95,011	$—	$—

5.             Real Estate Activities

Dispositions

The following table provides a summary of the consolidated properties we disposed of during the years ended December 31, 2014 and 2013 (in thousands):

	Date of Disposal		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale (1)
Property Name		Location
2014
City Hall Plaza	9/16/2014	Manchester, NH	210	$19,750	$19,130
222 South Riverside Plaza (3)	12/19/2014	Chicago, IL	1,184		223,670
			1,394		$242,800

2013
600 & 619 Alexander Road	2/15/2013	Princeton, NJ	97	$9,600	$9,128
5 & 15 Wayside	3/22/2013	Burlington, MA	270	$69,321	65,652
Riverview Tower	5/2/2013	Knoxville, TN	334	$24,250	—
Epic Center (2)	5/13/2013	Wichita, KS	289	$—	—
One Brittany Place (2)	5/13/2013	Wichita, KS	57	$—	—
Two Brittany Place (2)	5/13/2013	Wichita, KS	58	$—	—
Tice Building (2)	8/30/2013	Woodcliff Lakes, NJ	120	$—	—
One Edgewater Plaza (2)	8/30/2013	Staten Island, NY	252	$—	—
Energy Centre	9/12/2013	New Orleans, LA	757	$86,500	80,720
Ashford Perimeter (2)	9/13/2013	Atlanta, GA	288	$—	—
10 & 120 South Riverside	11/14/2013	Chicago, IL	1,411	$361,000	340,366
			3,933		$495,866
 ____________

(1)
In 2014, proceeds from sale include approximately $217.8 million in debt paid off with the proceeds of the sale of these properties. In 2013, proceeds from sale are reduced by approximately $24.3 million in debt assumed by the purchasers and includes approximately $407.0 million in debt paid off with the proceeds of the sale of these properties.

(2)	Ownership of each of these properties was transferred to the lender pursuant to a foreclosure or deed-in-lieu of foreclosure.

(3)
The contract sales price for the 222 South Riverside Plaza property was approximately $247.0 million in cash, excluding transaction costs, credits, prorations, and adjustments; plus the conveyance of the 5950 Sherry Lane property in Dallas, Texas, as described below.

Acquisition

On December 19, 2014, as a portion of the consideration received in the sale of 222 South Riverside Plaza, we acquired a 197,000 rentable square feet property in Dallas, Texas (“5950 Sherry Lane”), for an estimated purchase price of approximately $62.6 million. Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below (in thousands):

Land	$10,002
Building and improvements	50,876
Lease intangibles	3,809
Acquired below-market leases	(2,109)
Total	$62,578

Our Consolidated Statements of Operations include the operations of 5950 Sherry Lane for the period from December 19, 2014 (the date of acquisition) through December 31, 2014. The following summary presents the results of operations (in thousands) for the years ended December 31, 2014 and 2013, on an unaudited pro forma basis, as if the acquisition of 5950 Sherry Lane had occurred on January 1, 2013. This pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to be indicative of what our financial results would have been if the transaction reflected herein had occurred on the date set forth above or been in effect during the periods indicated, nor should it be viewed as indicative of our financial results in the future.

	Year Ended December 31,
	2014	2013
Rental revenue	$287,798	$288,903
Loss from continuing operations	$(62,738)	$(52,908)
Net income (loss) attributable to common stockholders	$(16,158)	$17,114
Basic and diluted weighted average common shares outstanding	299,255	299,192
Basic and diluted income (loss) per common share	$(0.05)	$0.06

6.            Investments in Unconsolidated Entities

Investments in unconsolidated entities consists of our noncontrolling interests in certain properties.  In January 2013 we sold our previously wholly-owned Paces West property to a joint venture in which we own a 10% noncontrolling interest and the property was deconsolidated. In December 2013, 200 South Wacker, a property in which we owned a noncontrolling interest, was sold to an unaffiliated third-party. The following is a summary of our investments in unconsolidated entities as of December 31, 2014 and 2013 (in thousands):

	Ownership Interest
Property Name	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Wanamaker Building	60.00%	60.00%	$38,609	$39,229
200 South Wacker (1)	0.00%	9.87%	—	1,495
Paces West	10.00%	10.00%	1,276	1,038
Total			$39,885	$41,762
_________________
(1) As a result of the sale of this property in December 2013, based on the operating agreement, our economic interest was promoted to 30%.

For the year ended December 31, 2014, we recorded approximately $1.8 million of equity in earnings and approximately $3.8 million of distributions from our investments in unconsolidated entities. For the year ended December 31, 2013, we recorded approximately $24.5 million of equity in earnings and approximately $36.3 million of distributions from our investments in unconsolidated entities, which included approximately $25.1 million from the gain on the 2013 sale of 200 South Wacker.

7.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building located at 2050 W. Sam Houston Parkway in Houston, Texas (“Two BriarLake Plaza”). For the year ended December 31, 2014, we capitalized a total of approximately $27.0 million for the development of Two BriarLake Plaza, including approximately $2.5 million in interest. For the year ended December 31, 2013, we capitalized a total of approximately $45.2 million for the development of Two BriarLake Plaza, including approximately $1.1 million in interest. We completed the major construction activity of Two BriarLake Plaza in the third quarter of 2014, and the property was classified within “land” and “buildings and improvements, net” on our consolidated balance sheet at that time. Tenant improvements are ongoing and the building is not yet held as fully available for occupancy as of December 31, 2014. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of December 31, 2014, approximately $45.9 million has been drawn on the construction loan.

8.             Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2014, for operating properties we consolidate, excluding real estate held for sale, are as follows (in thousands):

Year	Amount
2015	$194,041
2016	180,469
2017	159,764
2018	139,542
2019	110,050
Thereafter	297,766
Total	$1,081,632

As Lessee

We have land that is subject to long-term ground leases and we lease office space, parking space, and equipment. Total rent expense for the years ended December 31, 2014, 2013 and 2012, was approximately $2.3 million, $1.2 million and $1.1 million, respectively. Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2015	$2,223
2016	2,197
2017	1,737
2018	1,433
2019	982
Thereafter	19,884
Total	$28,456

9.         Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  The Company is generally not subject to federal income taxes to the extent we distribute our REIT taxable income to our stockholders currently each year and we meet certain other organizational and operational requirements.

Substantially all of our business is conducted through our operating partnership, Tier OP, and various subsidiaries, including limited liability companies (“LLCs”), partnerships and corporations elected to be treated as taxable REIT subsidiaries. One of our subsidiaries, IPC (US), LLC, is the successor entity to IPC (US), Inc., which we acquired on December 12, 2007, and elected to treat as a separate, subsidiary REIT beginning with the tax year ended December 31, 2008. On December 31, 2013, in an effort to eliminate duplicative efforts and simplify the overall structure of our business, we converted IPC (US), Inc. into IPC (US), LLC, and in so doing, we ceased the treatment of IPC (US), Inc. as a separate, subsidiary REIT and began treating IPC (US), LLC as a single-member LLC that is disregarded for federal income tax purposes from our parent REIT. Since the conversion took place more than five years subsequent to our acquisition of IPC (US), Inc., and in a year in which the normal ten year built-in gains tax lockout period was temporarily reduced to five years, no built-in gain taxes resulted from the conversion. The conversion produced capital losses in excess of capital gains by approximately $223.1 million, which can be carried forward for up to five years and used to offset capital gains for federal income tax purposes. In addition, the conversion caused the forfeiture of approximately $55.8 million of net operating losses (“NOLs”) that were incurred by IPC (US), Inc. prior to our acquisition. As these NOLs were fully reserved prior to this forfeiture, the deferred tax asset of approximately $19.5 million and the corresponding valuation allowance were reduced to zero during the year ended December 31, 2013.

The Company and its subsidiaries are subject to state and local income taxes on operations located in states and cities that impose an income tax. In addition, our taxable REIT subsidiaries are subject to federal, state, and local income taxes at regular corporate tax rates.

At December 31, 2014 and 2013, our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$2,746	$2,598
Depreciation and amortization	2,947	2,628
Other	367	9
Deferred tax assets, gross	6,060	5,235
Valuation allowance	(3,564)	(3,234)
Deferred tax assets, net	$2,496	$2,001
Deferred tax liabilities:
Deferred revenue	$817	$764
Depreciation and amortization	2,077	2,505
Other	6	5
Deferred tax liabilities	$2,900	$3,274

Our deferred tax assets and deferred tax liabilities are recorded in our consolidated balance sheet in “prepaid expenses and other assets” and in “other liabilities,” respectively.

The following table summarizes the changes in our valuation allowance for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$3,234	$22,315	$22,385
Additions charged to expense	351	451	—
Deductions	(21)	(19,532)	(70)
Balance at end of year	$3,564	$3,234	$22,315

During the years ended December 31, 2014 and 2013, we believe we had no liability for unrecognized tax benefits. Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statement of operations.  We generally remain subject to examination by tax authorities for the past three tax years.

At December 31, 2014, TIER REIT, Inc. had net operating loss carryforwards of approximately $535.5 million for income tax purposes that expire in years 2028 to 2033, and capital loss carryforwards of approximately $195.7 million for income tax purposes that expire in 2018.

The tax basis of our net assets and liabilities exceeds the book value by approximately $273.1 million at December 31, 2014, and approximately $207.6 million at December 31, 2013.

The following table reconciles our net income (loss) attributable to common stockholders to our taxable loss for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders	$(17,442)	$15,552	$(152,101)
Depreciation and amortization	66,145	51,860	57,385
Impairment losses	13,147	4,870	73,431
GAAP rent adjustments	(11,510)	(14,330)	(22,093)
Loss on dispositions	(62,747)	(71,654)	(31,538)
(Gain) loss on troubled debt restructuring and early extinguishment of debt	15,539	(29,388)	(35,757)
Unconsolidated tax entities - primarily IPC (US), Inc.	—	(21,903)	48,940
Long term capital gain on exchange of stock for member interest in IPC (US), LLC	—	14,130	—
Long term capital loss on investment allowed	—	(14,130)	—
Other	1,192	(1,341)	(1,684)
Taxable income (loss)	$4,324	$(66,334)	$(63,417)

The components of the benefit (provision) for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(65)	$(2)	$—
State	(776)	(944)	(692)
Total current	(841)	(946)	(692)
Deferred:
Federal	31	84	181
State	838	344	451
Total deferred	869	428	632
Total income tax benefit (provision) - continuing operations	$28	$(518)	$(60)

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

We had no derivative financial instruments outstanding at December 31, 2013. The following table summarizes the notional values of our derivative financial instruments (in thousands) as of December 31, 2014. The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2014, but do not represent exposure to credit, interest rate, or market risks:

Type/Description	Notional Value	Index	Strike Rate	Effective Date	Maturity Date
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.6775%	12/31/14	10/31/19
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.6935%	04/30/15	10/31/19

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our consolidated balance sheets, as of December 31, 2014 and 2013 (in thousands):

Derivatives designated as hedging instruments:	For the Year Ended December 31,
	2014	2013
Interest rate swaps	$(789)	$—
Total derivatives	$(789)	$—

The tables below present the effect of the change in fair value of derivative financial instruments in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion) for the Year Ended December 31,
	2014	2013	2012
Interest rate caps	$—	$251	$34
Interest rate swaps	(789)	1,428	(806)
Total	$(789)	$1,679	$(772)

	Amount of loss reclassified from OCI into income (effective portion) for the Year Ended December 31,
Location	2014	2013	2012
Interest expense (1)	$5	$1,006	$903
Total	$5	$1,006	$903
 ____________

(1)
Increases in fair value as a result of accrued interest associated with our swap and cap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense.

We have agreements with our derivative counterparties that contain provisions where if we default on any of our indebtedness, for at least 30 days, during which time such default has not been remedied, and in all cases provided that the aggregate amount of all such default is not less than $25.0 million, then we could also be declared in default on our derivative obligations.

As of December 31, 2014, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.0 million. As of December 31, 2014, we have not posted any collateral related to these agreements. If we had breached any of these provisions at December 31, 2014, we could have been required to settle our obligations under the agreements at the termination value of approximately $1.0 million.

11.          Notes Payable

Our notes payable were approximately $1.2 billion and $1.5 billion in principal amount at December 31, 2014 and 2013, respectively, and exclude notes payable associated with real estate held for sale. As of December 31, 2014, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of an interest rate hedge), with the exception of approximately $45.9 million of borrowings from our construction loan for Two BriarLake Plaza. At December 31, 2014, the stated annual interest rates on our outstanding notes payable ranged from 3.04% to 6.22%, excluding mezzanine financing. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of December 31, 2014, the effective weighted average interest rate for our consolidated notes payable is approximately 5.34%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2014, we believe we were in compliance with the debt covenants under each of our loan agreements. As of December 31, 2014, our debt has maturity dates that range from April 2015 to August 2021. In the first quarter of 2015 we paid off approximately $168.3 million in loans secured by ten of our properties that were scheduled to mature in 2015. The payoffs were funded from borrowings on our credit facility, cash on hand, and proceeds from the sale of properties.

The following table summarizes our notes payable as of December 31, 2014, (in thousands):

Principal payments due in:
2015	$291,862
2016	555,699
2017	130,021
2018	1,622
2019	126,723
Thereafter	88,396
Unamortized discount	(238)
Total (1)	$1,194,085
____________
(1) Excludes approximately $97.3 million of notes payable related to real estate held for sale. These notes mature in 2016.

Credit Facility

On December 18, 2014, through our operating partnership, Tier OP, we entered into a secured credit agreement providing for total borrowings of up to $475.0 million. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to an additional $225.0 million in the aggregate.  The facility consists of a $250.0 million term loan and a $225.0 million revolving line of credit. The term loan matures on December 18, 2019. The revolving line of credit matures on December 18, 2018, and can be extended one additional year upon payment of an extension fee. The annual interest on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 230 basis points.  All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting initially of seven properties owned by certain of our subsidiaries. As of December 31, 2014, we had approximately $47.5 million of borrowings available under the facility with $125.0 million in borrowings outstanding under the term loan and no borrowings outstanding under the revolving line of credit. As of December 31, 2014, the weighted average interest rate for borrowings under the credit facility, inclusive of our interest rate swap, was approximately 3.73%.

Troubled Debt Restructuring

We had no troubled debt restructuring in 2014. In 2013, we sold two properties in which the proceeds were used to fully settle the related debt on each property at a discount and, pursuant to deeds-in-lieu of foreclosure, we transferred ownership of three properties to the associated lenders. These transactions were each accounted for as a full settlement of debt. In 2012, pursuant to foreclosures, we transferred ownership of two properties and our ownership interest in an investment property to the associated lenders. These transactions were each accounted for as a full settlement of debt.

For the years ended December 31, 2013 and 2012, the above transactions resulted in gains on troubled debt restructuring of approximately $36.7 million and $35.6 million, respectively, which, for both 2013 and 2012 was equal to approximately $0.12 in earnings per common share, on both a basic and diluted income per share basis.  These totals include gains on troubled debt restructuring recorded in both continuing operations and discontinued operations.

12.             Equity

Limited Partnership Units

At December 31, 2014, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

On September 4, 2012, we issued 10,000 shares of the Series A Convertible Preferred Stock to Services Holdings. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  Due to the increase in our estimated stock value, the redemption value of the Series A Convertible Preferred Stock at December 31, 2014, is greater than the estimated fair value of these shares at the date of issuance and the value of these shares has been increased to approximately $4.6 million. The increase in value is recorded to temporary equity with an equivalent reduction in additional paid-in capital and is recorded as an increase to net loss attributable to common stockholders.

Stock Plans

Our 2005 Incentive Award Plan allows for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of December 31, 2014 and 2013, we had outstanding options held by our independent directors to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69 per share. These options have a maximum term of ten years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for the each period presented.

Restricted stock units. As of December 31, 2014, we had 83,043 restricted stock units outstanding, held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2015 to June 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. The restricted stock units were anti-dilutive to earnings per share for each period presented. The following is a summary of the number of restricted stock units outstanding as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Outstanding at the beginning of the year	37,407	—
Issued (1)	45,636	37,407
Outstanding at the end of the period	83,043	37,407
_____________
(1) Units issued in 2014 had a grant price of $4.20 per unit. Units issued in 2013 had a grant price of $4.01 per unit. As of December 31, 2014, 37,407 units are vested.

Restricted stock. As of December 31, 2014, we had 711,376 shares of restricted stock outstanding, held by employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date.  Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.   The following is a summary of the number of shares of restricted stock outstanding as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Outstanding at the beginning of the year	423,325	—
Issued (1)	450,065	429,560
Forfeiture	(56,183)	(6,235)
Restrictions lapsed (2)	(105,831)	—
Outstanding at the end of the period	711,376	423,325
_____________
(1) Shares issued in 2014 had a grant price of $4.20 per share. Shares issued in 2013 had a grant price of $4.01 per share.
(2) 33,592 of these shares were surrendered to pay withholding tax.

Distributions

In December 2012, our board of directors approved the suspension of common stock distribution payments. As noted in previous filings, distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, and there is no assurance we will pay distributions in the future or at any particular rate. In 2012, the declared distribution rate was equal to a monthly amount of $0.0083 per share of common stock, which is equivalent to an annual distribution rate of 1.0% based on a purchase price of $10.00 per share. No distributions for common stock were declared in the years ended December 31, 2013 or 2014.

13.          Related Party Transactions

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

We may terminate the administrative services agreement with BHT Advisors on or after June 30, 2015, by delivering notice to BHT Advisors of our intent to terminate no less than 90 days prior to the effective date. Upon termination, we would be required to pay BHT Advisors an amount, in cash, equal to 0.75 times the gross amount of all service charges payable with respect to such terminated services for the trailing 12-month period ending with the last full month prior to the delivery of notice of termination. We intend to terminate the administrative services agreement effective June 30, 2015.

Our property management agreement with HPT Management includes a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We may exercise this buyout option on or after June 30, 2015, by delivering notice to HPT Management of our intent to exercise this option no less than 90 days prior to the proposed closing date. Upon closing of the buyout, we would be required to pay HPT Management an amount, in cash, equal to 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the management agreement for the trailing 12-month period ending with the last full month prior to delivery of the notice. We intend to exercise the property management buyout option effective June 30, 2015.

In August 2012, we paid BHT Advisors approximately $1.5 million in consideration for certain assets located at our corporate offices and used in our business, such as IT equipment and office furniture; for the license under the license agreement regarding our use of the “Behringer Harvard” name and logo; and for the other agreements, covenants, and obligations in connection with the transaction. Approximately $1.4 million of this amount was reflected in our other intangible assets and approximately $0.1 million was expensed. In June 2013, we changed our name to TIER REIT, Inc. and no longer use the Behringer Harvard name or logo, and the intangible asset was fully amortized.

The following is a summary of the related party fees and costs we incurred with these entities during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
BHT Advisors, acquisition fees	$704	$934	$106
BHT Advisors, debt financing fees	—	—	660
BHT Advisors, asset management fee	—	—	10,484
BHT Advisors, other fees and reimbursement for services provided	2,328	2,426	3,766
HPT Management, property and construction management fees	11,369	13,191	13,931
HPT Management, reimbursement of costs and expenses	18,557	21,022	23,537
Total	$32,958	$37,573	$52,484

Expensed	$30,909	$35,356	$50,668
Capitalized to deferred financing fees	—	—	660
Capitalized to real estate under development	487	934	106
Capitalized to buildings and improvements, net	1,562	1,283	1,050
Total	$32,958	$37,573	$52,484

At both December 31, 2014 and 2013, we had payables to related parties of approximately $2.0 million, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

14.             Commitments and Contingencies

As of December 31, 2014, we had commitments of approximately $45.4 million for future tenant improvements, leasing commissions, and completing renovations at a disposed property.

We have Employment Agreements (collectively, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our Chief Executive Officer and President; Dallas E. Lucas, our Chief Financial Officer; William J.
Reister, our Chief Investment Officer and Executive Vice President; Telisa Webb Schelin, our Senior Vice President - Legal, General Counsel and Secretary; and James E. Sharp, our Chief Accounting Officer. The term of each of these Employment Agreements ends on May 31, 2017, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause. As a result, in the event the Company terminated all of these agreements without cause as of December 31, 2014, we would have recognized approximately $9.6 million in compensation expense.

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Interest paid, net of amounts capitalized	$82,819	$106,946	$118,530
Income taxes paid	$1,054	$1,440	$1,232
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$26,193	$25,666	$25,751
Amortization of deferred financing fees in building and improvements, net	$913	$—	$—
Transfer of real estate and lease intangibles through cancellation of debt	$—	$52,361	$32,700
Transfer of investment through cancellation of debt	$—	$—	$4,259
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$60,660	$—
Acquisition of real estate through exchange of real estate	$62,578	$—	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$—	$—	$13,066
Assumption of debt by unconsolidated joint venture	$—	$82,291	$—
Mortgage notes assumed by purchaser	$—	$24,250	$73,119
Cancellation of debt through transfer of real estate	$—	$57,934	$59,251
Cancellation of debt through discounted payoff	$—	$9,530	$—
Accretion of Series A Convertible Preferred Stock	$1,926	$—	$—
Issuance of Series A Convertible Preferred Stock	$—	$—	$2,700
Financing costs in accrued liabilities	$11	$65	$—

16.          Discontinued Operations and Real Estate Held for Sale

During 2014, 2013, and 2012, we disposed of two, eleven, and five consolidated properties, respectively. As of December 31, 2014, we also had three properties classified as real estate held for sale. The results of operations of the disposed and held for sale properties have been reclassified as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, as summarized in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental revenue	$59,118	$125,471	$166,168
Expenses
Property operating expenses	19,285	36,910	50,718
Interest expense	20,023	28,402	40,730
Real estate taxes	10,225	20,889	26,682
Property and asset management fees	1,738	3,553	8,468
Asset impairment losses	8,225	4,879	25,996
Depreciation and amortization	26,198	52,239	68,951
Total expenses	85,694	146,872	221,545
Provision for income taxes	—	(1)	(7)
Loss on early extinguishment of debt (1)	(15,136)	(1,416)	—
Gain on troubled debt restructuring	—	36,726	35,421
Interest and other income (expense)	(13)	9	220
Income (loss) from discontinued operations	$(41,725)	$13,917	$(19,743)
_____________
(1) The loss on early extinguishment of debt was comprised of write-off of deferred financing fees and early termination fees associated with the sale of certain properties and the payoff of related debt.

As of December 31, 2014, we had three properties classified as real estate held for sale. We had no real estate held for sale as of December 31, 2013. The major classes of assets and obligations associated with real estate held for sale are as follows (in thousands):

December 31, 2014
Land	$10,977
Buildings and improvements, net of approximately $38.0 million in accumulated depreciation	108,891
Accounts receivable and other assets, net of approximately $0.1 million in allowance for doubtful accounts	7,290
Lease intangibles, net of approximately $15.5 million in accumulated amortization	10,482
Assets associated with real estate held for sale	$137,640

Notes payable	$97,257
Acquired below-market leases, net of approximately $3.2 million in accumulated amortization	1,513
Other liabilities	9,573
Obligations associated with real estate held for sale	$108,343

17.         Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

2014 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$68,298	$69,518	$70,456	$72,870
Loss from continuing operations	$(16,666)	$(13,597)	$(13,693)	$(20,068)
Income (loss) from discontinued operations	(12,991)	(3,703)	(2,687)	67,877
Net income (loss)	$(29,657)	$(17,300)	$(16,380)	$47,809
Net income (loss) attributable to common stockholders	$(29,614)	$(17,279)	$(16,355)	$45,806
Basic and diluted weighted average common shares outstanding	299,229	299,264	299,264	299,264
Basic and diluted income (loss) per common share	$(0.10)	$(0.06)	$(0.05)	$0.15

2013 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$70,605	$71,233	$71,230	$69,003
Income (loss) from continuing operations before gain on sale of assets	$(18,941)	$(18,906)	$(19,668)	$3,043
Income (loss) from discontinued operations	6,817	(1,262)	26,816	21,982
Gain on sale of assets	16,102	—	—	—
Net income (loss)	$3,978	$(20,168)	$7,148	$25,025
Net income (loss) attributable to common stockholders	$3,966	$(20,137)	$6,719	$25,004
Basic and diluted weighted average common shares outstanding	299,192	299,192	299,192	299,192
Basic and diluted income (loss) per common share	$0.01	$(0.07)	$0.02	$0.08

18.    Subsequent Event

On March 6, 2015, we sold our One & Two Chestnut Place property located in Worcester, Massachusetts, to an unaffiliated third-party for a contract purchase price of approximately $14.0 million.

TIER REIT, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2014
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Year
Year to date December 31, 2014	$1,289	$725	$(45)	$(768)	$1,201
Year to date December 31, 2013	$1,263	$418	$—	$(392)	$1,289
Year to date December 31, 2012	$1,459	$467	$—	$(663)	$1,263

TIER REIT, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(in thousands)

							Gross amount
				Initial cost		Costs capitalized	at which
					Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances		Land	Improvements	to acquisition (1)	close of period (2)	depreciation	construction	acquired
Lawson Commons	St. Paul, MN	$53,793		$2,021	$75,881	$8,012	$85,914	$30,191	1999	06/2005
Buena Vista Plaza	Burbank, CA	20,630		3,806	28,368	534	32,708	10,772	1991	07/2005
1325 G Street	Washington, D.C.	100,000		71,313	60,681	12,956	144,950	24,734	1969	11/2005
Woodcrest Corporate Center	Cherry Hill, NJ	47,460		5,927	49,977	5,033	60,937	20,637	1960	01/2006
Burnett Plaza	Ft. Worth, TX	101,864		6,239	157,171	20,623	184,033	61,204	1983	02/2006
The Terrace Office Park	Austin, TX	125,781		17,330	124,551	14,192	156,073	46,304	1997-2002	06/2006
Bank of America Plaza	Charlotte, NC	150,000		26,656	185,215	21,521	233,392	65,025	1974	10/2006
Three Parkway	Philadelphia, PA	64,331		7,905	69,033	13,960	90,898	25,962	1970	10/2006
One & Two Eldridge Place	Houston, TX	72,022		6,605	89,506	16,716	112,827	34,238	1984-1986	12/2006
Centreport Office Center	Ft. Worth, TX	125,000	(3)	3,175	12,917	(6,233)	9,859	2,704	1999	06/2007
FOUR40	Chicago, IL	—	(3)	23,285	265,099	(86,910)	201,474	24,140	1984	11/2007
111 Woodcrest	Cherry Hill, NJ	—	(3)	1,000	5,417	(853)	5,564	1,422	1964	11/2007
1650 Arch Street	Philadelphia, PA	—	(3)	24,000	60,825	(19,899)	64,926	14,685	1974	12/2007-03/2011
United Plaza	Philadelphia, PA	—		23,736	90,001	12,568	126,305	28,447	1975	12/2007
One Oxmoor Place	Louisville, KY	66,692	(4)	2,851	17,614	2,129	22,594	5,765	1989	12/2007
Hurstbourne Place	Louisville, KY	—	(4)	4,587	30,203	(12,638)	22,152	6,484	1982	12/2007
Hurstbourne Park	Louisville, KY	—	(4)	2,297	12,728	(3,014)	12,011	3,348	1971	12/2007
Hurstbourne Plaza (5)	Louisville, KY	—	(4)	4,000	10,054	(384)	13,670	9,417	1971	12/2007
Forum Office Park	Louisville, KY	—	(4)	6,811	32,548	9,721	49,080	11,282	1984	12/2007
Lakeview	Louisville, KY	—	(4)	1,468	8,574	(2,936)	7,106	979	1989	12/2007
Steeplechase Place	Louisville, KY	—	(4)	1,766	7,424	1,581	10,771	2,386	1989	12/2007
Hunnington	Louisville, KY	—	(4)	978	5,507	(404)	6,081	1,483	1986	12/2007
One & Two Chestnut Place	Worcester, MA	—	(4)	2,903	15,715	(10,070)	8,548	39	1990	12/2007
5104 Eisenhower Boulevard	Tampa, FL	—	(3)	2,602	25,054	6,121	33,777	8,826	1998	12/2007
Plaza at MetroCenter	Nashville, TN	23,622		3,341	35,333	(2,996)	35,678	4,954	1985	12/2007
Loop Central	Houston, TX	42,486		11,653	86,587	15,958	114,198	30,541	1980-1982	12/2007
801 Thompson	Rockville, MD	—		3,200	10,578	108	13,886	3,028	1963	12/2007
500 E. Pratt	Baltimore, MD	58,800		—	66,390	2,023	68,413	19,607	2004	12/2007
One BriarLake Plaza	Houston, TX	95,947		9,602	119,660	9,876	139,138	33,171	2000	09/2008
Two BriarLake Plaza	Houston, TX	45,895		2,446	75,687	—	78,133	127	2014	12/2009-9/2014
Colorado Building	Washington, D.C.	—	(3)	13,328	28,109	2,851	44,288	9,217	1903	08/2004-12/2008
Three Eldridge Place	Houston ,TX	—	(3)	3,090	62,181	10,659	75,930	16,310	2009	12/2006-11/2009
5950 Sherry Lane	Dallas, TX	—		10,002	50,876	3	60,881	—	1999	12/2014
unamortized discount		(238)		—	—	—	—	—
Totals (6)		$1,194,085		$309,923	$1,975,464	$40,808	$2,326,195	$557,429
____________
Generally, each of our properties has a depreciable life of 25 years.

(1)  Includes adjustments to basis, such as impairment losses.
(2)  The aggregate cost for federal income tax purposes is approximately $2.5 billion.
(3) Centreport Office Center, FOUR40, 111 Woodcrest, 5104 Eisenhower Blvd., the Colorado Building, Three Eldridge Place, and 1650 Arch Street are each held as collateral for this notes payable.
(4)  One Oxmoor Place, Hurstborne Place, Hurstborne Park, Hurstborne Plaza, Forum Office Park, Lakeview, Steeplechase Place, Hunnington, and One & Two Chestnut Place are each held as collateral for this note payable.
(5)  Hurstborne Plaza is a retail shopping center.  All of our other properties are office buildings.
(6) Excludes balances related to real estate held for sale at December 31, 2014.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Real Estate:
Balance at beginning of year	$2,624,160	$3,222,358	$3,597,339
Acquisitions/improvements	160,435	98,519	76,304
Assets disposed/written-off	(458,400)	(696,717)	(451,285)
Balance at end of the year	$2,326,195	$2,624,160	$3,222,358
Accumulated depreciation:
Balance at beginning of year	$586,585	$593,389	$617,402
Depreciation expense	112,394	128,599	141,046
Assets disposed/written-off	(141,550)	(135,403)	(165,059)
Balance at end of the year	$557,429	$586,585	$593,389

*****

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement of Sale by and among Behringer Harvard South Riverside, LLC, Tier Acquisitions, LLC, RREEF America, L.L.C., and RREEF Sherry Lane L.P., dated October 23, 2014 (previously filed and incorporated by reference to Form 8-K filed on December 23, 2014)

2.2
Amendment to Agreement of Sale by and among Behringer Harvard South Riverside, LLC, Tier Acquisitions, LLC, RREEF America, L.L.C., and RREEF Sherry Lane L.P., dated November 3, 2014 (previously filed and incorporated by reference to Form 8-K filed on December 23, 2014)

2.3
Second Amendment to Agreement of Sale by and among Behringer Harvard South Riverside, LLC, Tier Acquisitions, LLC, RREEF America, L.L.C., and RREEF Sherry Lane L.P., dated December 3, 2014 (previously filed and incorporated by reference to Form 8-K filed on December 23, 2014)

2.4
Third Amendment to Agreement of Sale by and among Behringer Harvard South Riverside, LLC, Tier Acquisitions, LLC, RREEF America, L.L.C., and RREEF Sherry Lane L.P., dated December 19, 2014 (previously filed and incorporated by reference to Form 8-K filed on December 23, 2014)

3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)
3.1.1	Articles Supplementary (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)
3.1.2	Articles of Amendment of the Company (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
3.2	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)
3.2.1	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)
3.2.2	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (previously filed and incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 8 to Registration Statement on Form S-11 filed on April 24, 2008)

10.1
Third Amended and Restated Agreement of Limited Partnership of Behringer Harvard Operating Partnership I LP, dated as of August 31, 2012 (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.2	2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2005)
10.3	Amendment to 2005 Incentive Award Plan (filed herewith)
10.4	Amendment No. 2 to 2005 Incentive Award Plan (filed herewith)
10.5
Form of Stock Option Agreement under Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement on Form S-11, Commission File No. 333-119945, filed on March 29, 2006)

10.6	Form of Restricted Stock Award Agreement under the Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 10-K filed on March 7, 2013)
10.7	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
10.8
Agreement, dated November 13, 2008, by and among Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP, Behringer Advisors, LLC, HPT Management Services LP and HPT TIC Management Services LP (previously filed and incorporated by reference to Form 8-K filed on November 18, 2008)

10.9
Reimbursement Agreement, dated October 21, 2010, between Behringer Harvard REIT I, Inc., Behringer Harvard Holdings, LLC and Robert M. Behringer (previously filed and incorporated by reference to Form 8-K filed on October 26, 2010)

10.10
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

Exhibit Number	Description

10.12
Sixth Amended and Restated Property Management Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc., Behringer Harvard Operating Partnership I LP and HPT Management Services LP (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.13
Behringer Harvard Holdings License Agreement, dated as of August 31, 2012, by and between Behringer Harvard REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed and incorporated by reference to Form 8-K filed September 6, 2012)

10.14
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.15
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.16
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.17
Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.18
First Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.19
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.20
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.21
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.22
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.23
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.24
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.25
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.26
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.27
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.28
Credit Agreement, dated as of December 18, 2014, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; the Financial Institutions party thereto and their assignees as Lenders; Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent; and U.S. Bank National Association as Documentation Agent (filed herewith)

10.29
Guaranty, dated as of December 18, 2014, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto in favor of Wells Fargo Bank, National Association in its capacity as Administrative Agent for the Lenders under the Credit Agreement (filed herewith)

10.30
First Amendment to Credit Agreement, dated as of January 23, 2015, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; each of the financial institutions initially signatory to the Credit Agreement and their assigns as Lenders; and Wells Fargo Bank National Association as Administrative Agent (filed herewith)

Exhibit Number	Description
10.31
Letter Agreement, dated December 17, 2014, related to the payoff and termination of the Amended and Restated Credit Agreement, dated as of December 20, 2013 among Tier Operating Partnership LP, the lenders from time party thereto and KeyBank National Association, as agent for the lenders (filed herewith)

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification (furnished herewith)
99.1	Fourth Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)
99.2	Third Amended and Restated Policy for Estimation of Common Stock Value, effective as of August 1, 2013 (previously filed and incorporated by reference to Form 10-Q filed on August 5, 2013)
101
The following financial information from TIER REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedules.

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