Form 10-Q
period 2015-03-31
TIER REIT INC
filed 2015-05-05
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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

As of April 30, 2015, TIER REIT, Inc. had 300,555,965 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended March 31, 2015

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Real estate
Land	$249,030	$286,430
Buildings and improvements, net	1,360,923	1,482,336
Total real estate	1,609,953	1,768,766
Cash and cash equivalents	5,764	31,442
Restricted cash	32,761	35,324
Accounts receivable, net	75,466	83,380
Prepaid expenses and other assets	7,222	7,129
Investments in unconsolidated entities	39,422	39,885
Deferred financing fees, net	10,690	10,783
Lease intangibles, net	77,643	94,690
Other intangible assets, net	2,114	2,144
Assets associated with real estate held for sale	255,130	137,640
Total assets	$2,116,165	$2,211,183
Liabilities and equity
Liabilities
Notes payable	$1,124,475	$1,194,085
Accounts payable	1,118	2,790
Payables to related parties	2,257	2,041
Accrued liabilities	65,713	77,375
Acquired below-market leases, net	14,381	16,984
Other liabilities	25,797	21,405
Obligations associated with real estate held for sale	104,457	108,343
Total liabilities	1,338,198	1,423,023
Commitments and contingencies
Series A Convertible Preferred Stock	4,626	4,626
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 299,406,078 and 299,264,100 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	30	30
Additional paid-in capital	2,646,122	2,645,902
Cumulative distributions and net loss attributable to common stockholders	(1,868,447)	(1,862,555)
Accumulated other comprehensive loss	(5,336)	(788)
Stockholders’ equity	772,369	782,589
Noncontrolling interests	972	945
Total equity	773,341	783,534
Total liabilities and equity	$2,116,165	$2,211,183

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Rental revenue	$74,047	$68,298
Expenses
Property operating expenses	24,244	24,709
Interest expense	15,787	15,847
Real estate taxes	11,419	9,758
Property management fees	2,271	2,063
Asset impairment losses	132	—
General and administrative	6,414	4,695
Depreciation and amortization	30,022	28,161
Total expenses	90,289	85,233
Interest and other income	146	249
Loss on early extinguishment of debt	(36)	—
Loss from continuing operations before income taxes and equity in operations of investments	(16,132)	(16,686)
Benefit (provision) for income taxes	76	(68)
Equity in operations of investments	243	88
Loss from continuing operations	(15,813)	(16,666)
Discontinued operations
Income (loss) from discontinued operations	1,305	(12,991)
Gain on sale of discontinued operations	8,606	—
Income (loss) from discontinued operations	9,911	(12,991)
Net loss	(5,902)	(29,657)
Noncontrolling interests in continuing operations	27	24
Noncontrolling interests in discontinued operations	(17)	19
Net loss attributable to common stockholders	$(5,892)	$(29,614)
Basic and diluted weighted average common shares outstanding	299,348,615	299,228,783
Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	0.03	(0.04)
Basic and diluted loss per common share	$(0.02)	$(0.10)
Net income (loss) attributable to common stockholders:
Continuing operations	$(15,786)	$(16,642)
Discontinued operations	9,894	(12,972)
Net loss attributable to common stockholders	$(5,892)	$(29,614)
Comprehensive loss:
Net loss	$(5,902)	$(29,657)
Other comprehensive loss: unrealized loss on interest rate derivatives	(4,556)	—
Comprehensive loss	(10,458)	(29,657)
Comprehensive loss attributable to noncontrolling interests	18	43
Comprehensive loss attributable to common stockholders	$(10,440)	$(29,614)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Common Stock		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital
Three months ended March 31, 2015
Balance at January 1, 2015	299,264	$30	$2,645,902	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(5,892)	—	(10)	(5,902)
Unrealized loss on interest rate derivatives	—	—	—	—	(4,548)	(8)	(4,556)
Share based compensation, net	142	—	220	—	—	45	265
Balance at March 31, 2015	299,406	$30	$2,646,122	$(1,868,447)	$(5,336)	$972	$773,341

Three months ended March 31, 2014
Balance at January 1, 2014	299,192	$30	$2,646,741	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	(29,614)	—	(43)	(29,657)
Share based compensation, net	72	—	178	—	—	34	212
Distributions declared	—	—	—	—	—	(33)	(33)
Balance at March 31, 2014	299,264	$30	$2,646,919	$(1,876,653)	$—	$785	$771,081

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss	$(5,902)	$(29,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment losses	132	8,225
Gain on sale of discontinued operations	(8,606)	—
Loss on early extinguishment of debt	36	—
Amortization of restricted shares and units	535	354
Depreciation and amortization	30,022	34,622
Amortization of lease intangibles	(192)	67
Amortization of above- and below-market rent	(1,187)	(1,154)
Amortization of deferred financing and mark-to-market costs	894	960
Equity in operations of investments	(243)	(88)
Ownership portion of management and financing fees from unconsolidated companies	105	119
Distributions from investments	174	—
Change in accounts receivable	(1,284)	(1,161)
Change in prepaid expenses and other assets	(1,161)	(1,259)
Change in lease commissions	(4,167)	(4,272)
Change in other lease intangibles	(196)	(477)
Change in accounts payable	(1,683)	(2,178)
Change in accrued liabilities	(16,329)	(10,026)
Change in other liabilities	1,445	(410)
Change in payables to related parties	336	(134)
Cash used in operating activities	(7,271)	(6,469)

Cash flows from investing activities
Return of investments	426	360
Capital expenditures for real estate	(16,057)	(13,260)
Capital expenditures for real estate under development	(1,059)	(9,437)
Proceeds from sale of discontinued operations	55,276	—
Proceeds from sale of assets	11,515	—
Change in restricted cash	2,563	(1,410)
Cash provided by (used in) investing activities	52,664	(23,747)

Cash flows from financing activities
Financing costs	(773)	(31)
Proceeds from notes payable	173,909	8,404
Payments on notes payable	(243,930)	(4,509)
Payments on capital lease obligations	(7)	—
Transfer of common stock	(270)	(141)
Distributions to noncontrolling interests	—	(33)
Cash provided by (used in) financing activities	(71,071)	3,690

Net change in cash and cash equivalents	(25,678)	(26,526)
Cash and cash equivalents at beginning of period	31,442	57,786
Cash and cash equivalents at end of period	$5,764	$31,260

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on providing quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, “TIER REIT,” “TIER,” the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER’s investment strategy is to acquire, develop, and operate a portfolio of best-in-class office properties in select markets across the U.S. that consistently lead the nation in population and office-using employment growth. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of March 31, 2015, we owned interests in 34 operating office properties (including four properties that were held for sale), one recently developed non-operating office property, and one retail property, located in 17 markets throughout the United States.

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

As we disclosed in a Current Report on Form 8-K filed on March 25, 2015, our board of directors authorized us to pursue a listing of our common stock on a national securities exchange.

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2015, and December 31, 2014, and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended March 31, 2015 and 2014, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2015, and December 31, 2014, and our results of operations and our cash flows for the periods ended March 31, 2015 and 2014.  These adjustments are of a normal recurring nature.

As discussed in Note 3, “New Accounting Pronouncements,” effective January 1, 2015, we adopted the Financial Accounting Standards Board (“FASB”) guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties will generally no longer qualify as discontinued operations.

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

Real Estate

As of March 31, 2015, and December 31, 2014, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of March 31, 2015
Cost	$1,895,389	$181,267	$4,074	$(56,404)
Less: accumulated depreciation and amortization	(534,466)	(103,787)	(3,911)	42,023
Net	$1,360,923	$77,480	$163	$(14,381)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2014
Cost	$2,039,765	$215,913	$11,785	$(59,605)
Less: accumulated depreciation and amortization	(557,429)	(123,242)	(9,766)	42,621
Net	$1,482,336	$92,671	$2,019	$(16,984)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2015 to an ending date of December 2030.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

April - December 2015	$2,375
2016	$1,185
2017	$579
2018	$(145)
2019	$475

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer, and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the three months ended March 31, 2015 and 2014, we recorded non-cash impairment charges including amounts recognized in discontinued operations totaling approximately $0.1 million and $8.2 million, respectively, related to the impairment of consolidated real estate assets.  The impairment loss recorded in 2015 within continuing operations related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place. The impairment loss recorded in 2014 related to an asset assessed for impairment due to a change in management’s estimate of the intended hold period.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the three months ended March 31, 2015 or 2014.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Straight-line rental revenue receivable	$68,462	$73,266
Tenant receivables	9,379	10,165
Non-tenant receivables	984	1,150
Allowance for doubtful accounts	(3,359)	(1,201)
Total	$75,466	$83,380

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cost	$23,497	$24,704
Less: accumulated amortization	(12,807)	(13,921)
Net	$10,690	$10,783

 Other Intangible Assets, net

Other intangible assets consists of a ground lease on one of our properties. As of March 31, 2015, and December 31, 2014, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Cost	$2,978	$2,978
Less: accumulated amortization	(864)	(834)
Net	$2,114	$2,144

We amortize the value of other intangible assets to expense over the estimated remaining useful life which has an ending date of December 2032.   Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

April - December 2015	$89
2016	$119
2017	$119
2018	$119
2019	$119

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  At March 31, 2015, we had four properties classified as real estate held for sale. At December 31, 2014, we had three properties classified as real estate held for sale.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for three months ended March 31, 2015 and 2014, was approximately $2.8 million and $1.6 million, respectively, and includes amounts recognized in discontinued operations.  Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2015, and also for three months ended March 31, 2014, was approximately $1.2 million, and includes amounts recognized in discontinued operations. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended March 31, 2015 and 2014, we recognized lease termination fees of approximately $0.5 million and $0.2 million, respectively, including amounts recognized in discontinued operations.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and have qualified as a REIT since the year ended December 31, 2004.  The Company is generally not subject to federal income taxes to the extent we distribute our REIT taxable income to our stockholders currently each year and we meet certain other organizational and operational requirements.  In addition to the Company, our business is conducted through our operating partnership, Tier OP, and various subsidiaries, including limited liability companies, partnerships, and corporations elected to be treated as taxable REIT subsidiaries.  The Company and its subsidiaries are subject to state and local income taxes on operations located in states, cities, and other jurisdictions that impose an income tax.  In addition, our taxable REIT subsidiaries are subject to federal, state, and local income taxes at regular corporate tax rates.

As of March 31, 2015, we have deferred tax liabilities of approximately $2.6 million and deferred tax assets, net of related valuation allowances, of approximately $2.4 million related to various state taxing jurisdictions.  At December 31, 2014, we had deferred tax liabilities of approximately $2.9 million and deferred tax assets, net of related valuation allowances, of approximately $2.5 million related to various state taxing jurisdictions.

3.            New Accounting Pronouncements

In April 2014, FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties generally no longer qualify as discontinued operations. However, properties sold or classified as held for sale prior to January 1, 2015, continue to be reported as discontinued operations.
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The FASB has proposed delaying this standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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
In April 2015, the FASB issued guidance related to accounting for debt issuance costs. The guidance simplifies presentation by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative financial instruments

We use derivative financial instruments, such as interest rate swaps, to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
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

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2015, and December 31, 2014 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
March 31, 2015
Liabilities:
Derivative financial instruments	$(5,345)	$—	$(5,345)	$—

December 31, 2014
Liabilities:
Derivative financial instruments	$(789)	$—	$(789)	$—

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

During the three months ended March 31, 2015, we recorded additional impairment losses of approximately $0.1 million for a property that was impaired at December 31, 2014, and was sold in 2015. During the year ended December 31, 2014, we also recorded impairment losses for a property classified as held for sale. The following table summarizes those assets which were measured at fair value and impaired during 2015 and 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the three months ended March 31, 2015
Real estate	$11,489	$—	$11,489	$—	$(132)

for the year ended December 31, 2014
Real estate (1)	$11,489	$—	$11,489	$—	$(4,940)
Real estate held for sale (2)	$42,000	$—	$—	$42,000	$(8,225)
_______________
(1) Recorded in the quarter ended December 31, 2014
(2) Recorded in the quarter ended March 31, 2014

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2015, and December 31, 2014, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy. Carrying amounts and the related estimated fair value of our notes payable as of March 31, 2015, and December 31, 2014, are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$1,124,475	$1,147,309	$1,194,085	$1,216,991
Notes payable associated with real estate held for sale	$96,824	$95,175	$97,257	$95,011

5.           Real Estate Activities

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the three months ended March 31, 2015, that is reported in continuing operations (in thousands):

	Date of Disposal		Rentable Square Footage	Contract Sales Price	Proceeds from Sale
Property Name		Location
One and Two Chestnut Place	3/6/2015	Worcester, MA	218	$14,000	$11,515

The following table presents net loss related to One and Two Chestnut Place for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss from property sold in 2015	$(87)	$(10)

Sales of Real Estate Reported in Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we adopted the provisions of the FASB guidance regarding the reporting of discontinued operations on January 1, 2015. The following presents our sales of real estate during the three months ended March 31, 2015, and the year ended December 31, 2014, that are reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss because they were sold or classified as held for sale on or before December 31, 2014 (in thousands):

	Date of Disposal		Rentable Square Footage	Contract Sales Price	Proceeds from Sale
Property Name		Location
for the three months ended March 31, 2015
250 West Pratt (1)	3/19/2015	Baltimore, MD	368	$63,500	$55,276

for the year ended December 31, 2014
City Hall Plaza	9/16/2014	Manchester, NH	210	$19,750	$19,130
222 South Riverside Plaza (2)	12/19/2014	Chicago, IL	1,184		223,670
			1,394		$242,800
_____________
(1) 250 West Pratt was held for sale at December 31, 2014, and the operations were classified as discontinued operations.
(2) The contract sales price for the 222 South Riverside Plaza property was approximately $247.0 million in cash, excluding transaction costs, credits, prorations, and adjustments; plus the conveyance of the 5950 Sherry Lane property in Dallas, Texas.

The table below summarizes the results of operations for each of the properties that have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands). This includes properties sold or held for sale on or before December 31, 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Rental revenue	$6,463	$15,376
Expenses
Property operating expenses	2,636	5,168
Interest expense	1,411	5,234
Real estate taxes	941	2,798
Asset impairment losses	—	8,225
Property management fees	168	478
Depreciation and amortization	—	6,461
Total expenses	5,156	28,364
Other expense	2	3
Income (loss) from discontinued operations	$1,305	$(12,991)

Real Estate Held for Sale

As of December 31, 2014, we had three properties classified as held for sale and the operations of each of those properties were classified as discontinued operations at that time. As of March 31, 2015, one of those properties has been sold, two of those properties remain classified as held for sale, and two additional properties have been classified as held for sale as summarized in the table below:

Classification of Operations
Property Name	Location
Fifth Third Center (1) (2)	Cleveland, OH	Discontinued
Fifth Third Center (1)	Columbus, OH	Discontinued
United Plaza (3)	Philadelphia, PA	Continuing
1650 Arch Street (3)	Philadelphia, PA	Continuing
__________________
(1) This property was classified as held for sale as of December 31, 2014.
(2) On April 7, 2015, our Fifth Third Center property located in Cleveland, Ohio, was sold to an unaffiliated third party for a contract sales price of approximately $53.8 million.
(3) On April 23, 2015, our United Plaza and 1650 Arch Street properties located in Philadelphia, Pennsylvania, were sold to an unaffiliated third party for a combined contract sales price of approximately $190.8 million.

The major classes of assets and obligations associated with real estate held for sale as of March 31, 2015, and December 31, 2014, are as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$39,791	$10,977
Buildings and improvements, net of approximately $65.3 million and $38.0 million in accumulated depreciation at March 31, 2015, and December 31, 2014, respectively	182,862	108,891
Accounts receivable and other assets, net of approximately $0.1 million and $0.1 million in allowance for doubtful accounts at March 31, 2015, and December 31, 2014, respectively	12,062	7,290
Lease intangibles, net of approximately $29.8 million and $15.5 million in accumulated amortization at March 31, 2015, and December 31, 2014, respectively	20,415	10,482
Assets associated with real estate held for sale	$255,130	$137,640

Notes payable	$96,824	$97,257
Acquired below-market leases, net of approximately $3.9 million and $3.2 million in accumulated amortization at March 31, 2015, and December 31, 2014, respectively	2,187	1,513
Other liabilities	5,446	9,573
Obligations associated with real estate held for sale	$104,457	$108,343

6.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of our noncontrolling interests in certain properties. The following is a summary of our investments in unconsolidated entities as of March 31, 2015, and December 31, 2014 (in thousands):

	Ownership Interest	March 31, 2015	December 31, 2014
Wanamaker Building	60.00%	$38,182	$38,609
Paces West	10.00%	1,240	1,276
Total		$39,422	$39,885

For the three months ended March 31, 2015 and 2014, we recorded approximately $0.2 million and $0.1 million in equity in operations of investments, respectively.  Our equity in operations of investments for the three months ended March 31, 2015 and 2014, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership. For the three months ended March 31, 2015 and 2014, we recorded approximately $0.6 million and $0.4 million of distributions from our investments in unconsolidated entities, respectively.

7.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the three months ended March 31, 2015, we capitalized a total of approximately $2.0 million for the development of Two BriarLake Plaza, including approximately $0.3 million in interest.  For the three months ended March 31, 2014, we capitalized a total of approximately $9.0 million for the development of Two BriarLake Plaza, including approximately $1.0 million in interest.  We completed the major construction activity of Two BriarLake Plaza in the third quarter of 2014, and the property was classified within “land” and “buildings and improvements, net” on our consolidated balance sheet at that time. Tenant improvements are ongoing and the building is not yet held as fully available for occupancy. We have a construction loan that will provide up to $66.0 million in available borrowings for the development. As of March 31, 2015, approximately $50.8 million has been drawn on the loan.

8.              Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of our operations.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we have used interest rate swaps as part of our interest rate risk management strategy.  Our interest rate swaps involve the receipt of variable-rate amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Our hedging strategy of entering into interest rate swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2015. The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2015, but do not represent exposure to credit, interest rate, or market risks.

Type/Description	Notional Value	Index	Strike Rate	Effective Date	Maturity Date
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.6775%	12/31/14	10/31/19
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.6935%	04/30/15	10/31/19
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.7615%	06/30/15	05/31/22
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	1.7695%	06/30/15	05/31/22

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our consolidated balance sheets, as of March 31, 2015, and December 31, 2014 (in thousands):

Derivatives designated as hedging instruments:	March 31, 2015	December 31, 2014

Interest rate swaps	$(5,345)	$(789)

The tables below present the effect of the change in fair value of derivative financial instruments in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion)
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Interest rate swap	$(4,556)	$—

	Amount reclassified from OCI into income (effective portion)
	For the Three Months Ended
Location	March 31, 2015	March 31, 2014
Interest expense (1)	$471	$—
____________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $6.1 million will be reclassified as an increase to interest expense.

We have agreements with our derivative counterparties that contain provisions where if we default on any of our indebtedness for at least 30 days, during which time such default has not been remedied, and in all cases provided that the aggregate amount of all such default is not less than $10.0 million for recourse debt or $75.0 million for non-recourse debt, then we could also be declared in default on our derivative obligations.

As of March 31, 2015, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $5.4 million. As of March 31, 2015, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2015, we could have been required to settle our obligations under the agreements at the termination value of approximately $5.4 million.

9.          Notes Payable

Our notes payable was approximately $1.1 billion in principal amount at March 31, 2015, and excludes notes payable associated with real estate held for sale. As of March 31, 2015, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of an interest rate swap), with the exception of approximately $50.8 million from borrowings on our construction loan for Two BriarLake Plaza and approximately $96.0 million in borrowings on our revolving line of credit. As of March 31, 2015, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 2.28% to 6.22%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of March 31, 2015, the weighted average stated interest rate for our consolidated notes payable is approximately 5.03%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2015, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from August 2015 to August 2021.

The following table summarizes our notes payable as of March 31, 2015 (in thousands):

Principal payments due in:
April - December 2015	$121,317
2016	560,609
2017	130,021
2018	97,622
2019	126,723
Thereafter	88,396
Unamortized discount	(213)
Total (1)	$1,124,475
__________________
(1) Excludes approximately $96.8 million of notes payable maturing in 2016 related to real estate held for sale.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings of up to $475.0 million. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to an additional $225.0 million in the aggregate.  The facility consists of a $250.0 million term loan and a $225.0 million revolving line of credit. The term loan matures on December 18, 2019. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 230 basis points.  All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of ten properties owned by certain of our subsidiaries. As of March 31, 2015, we had approximately $125.0 million in borrowings outstanding under the term loan and approximately $96.0 million in borrowings outstanding under the revolving line of credit with an additional $180.3 million of borrowings available under the facility as a whole. As of March 31, 2015, the weighted average stated interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swap, was approximately 3.10%.

10.          Equity

Limited Partnership Units

At March 31, 2015, Tier OP had 432,586 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Series A Convertible Preferred Stock

As of March 31, 2015, we had outstanding 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. The redemption value of these shares at March 31, 2015, is approximately $4.6 million.

Stock Plans

Our 2005 Incentive Award Plan allowed for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of March 31, 2015, we had outstanding options held by our independent directors to purchase 75,000 shares of our common stock at a weighted average exercise price of $6.69 per share. These options have a maximum term of 10 years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. We have outstanding restricted stock units held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2015 to June 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. The restricted stock units were anti-dilutive to earnings per share for each period presented. The following is a summary of the number of restricted stock units outstanding as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Outstanding at the beginning of the year	83,043	37,407
Outstanding at the end of the period (1)	83,043	37,407
_____________
(1) As of March 31, 2015, 37,407 restricted stock units are vested.

Restricted stock. We have outstanding restricted stock held by employees. Restrictions on these shares lapse in 25% increments annually over the four-year period following the grant date.  Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.   The following is a summary of the number of shares of restricted stock outstanding as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Outstanding at the beginning of the year	711,376	423,325
Issued (1)	640,865	450,065
Restrictions lapsed (2)	(202,354)	(105,831)
Outstanding at the end of the period	1,149,887	767,559
_____________
(1) Shares issued in 2015 had a grant price of $4.48 per share. Shares issued in 2014 had a grant price of $4.20 per share.
(2) 60,376 and 33,592 of these shares were surrendered in 2015 and 2014, respectively, to pay withholding tax.

11.              Related Party Arrangements

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

Pursuant to the administrative services agreement entered into on August 31, 2012, we provided notice to BHT Advisors on April 1, 2015, of our termination of the administrative services agreement effective June 30, 2015. Upon notice of termination, we were required to pay BHT Advisors approximately $2.7 million, which represents 0.75 times the gross amount of all service charges payable with respect to such terminated services for the trailing 12-month period ending with the last full month prior to the delivery of notice of termination.

Pursuant to the property management agreement entered into on August 31, 2012, we provided notice to HPT Management on April 1, 2015, of the exercise of our buyout option and proposed a closing to occur on June 30, 2015, whereupon (1) we will acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management will be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. Upon closing of the buyout, we will be required to pay HPT Management an amount, in cash, equal to 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the management agreement for the trailing 12-month period ending with the last full month prior to delivery of the notice.

The following is a summary of the related party fees and costs we incurred with BHT Advisors and HPT Management during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
BHT Advisors, acquisition fees	$100	$207
BHT Advisors, cost of services provided	650	640
HPT Management, property and construction management fees	2,870	2,794
HPT Management, reimbursement of costs and expenses	4,256	4,497
Total	$7,876	$8,138

Expensed	$7,316	$7,643
Capitalized to real estate under development	—	207
Capitalized to buildings and improvements, net	560	288
Total	$7,876	$8,138

At March 31, 2015, and December 31, 2014, we had payables to related parties of approximately $2.3 million and $2.0 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

12.          Commitments and Contingencies

As of March 31, 2015, we had commitments of approximately $39.5 million for future tenant improvements, leasing commissions, and completing renovations at a property that was sold.

We have Employment Agreements (collectively, the “Employment Agreements”) with five of our executive officers.  The term of each Employment Agreement ends on May 31, 2017, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company had terminated all of these agreements without cause as of March 31, 2015, we would have recognized approximately $12.5 million in additional compensation expense.

13.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest paid, net of amounts capitalized	$14,842	$18,387
Income taxes paid	$125	$61

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$16,571	$17,168
Amortization of deferred financing fees in building and improvements, net	$84	$—

Non-cash financing activities:
Financing costs in accrued liabilities and payables to related parties	$190	$—
Unrealized loss on interest rate derivatives in other liabilities	$4,556	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 11, 2015, and the factors described below:

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes to our critical accounting policies since December 31, 2014.
Overview
As of March 31, 2015, we owned interests in 34 operating office properties with approximately 13.6 million rentable square feet including four properties held for sale with approximately 2.0 million rentable square feet. We also owned a recently developed non-operating office property with approximately 334,000 rentable square feet and a retail property with approximately 94,000 square feet.  Our properties are located in 17 markets throughout the United States. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).
As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. After undergoing pervasive and fundamental disruptions, the financial and real estate markets have generally stabilized, but only after suffering negative and significant impacts, including extensive job losses and limited availability of credit. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy and only recently begun its recovery. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments and many are focused on using less space per employee. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
As we disclosed in a Current Report on Form 8-K filed on March 25, 2015, our board of directors authorized us to pursue a listing of our common stock on a national securities exchange and to engage J.P. Morgan Securities LLC to assist in that process. The board believes that a listing best positions us to maximize stockholder value over the long term by giving us access to potential additional capital for future growth. A listing will also provide an opportunity for liquidity to those stockholders who may desire to sell their shares. No guarantees can be made regarding the timing or eventuality of a listing, and we can make no inferences as to what value the market may assign to our shares of common stock should we become an exchange-listed company. In the event that we do not obtain listing of our common stock on or before February 2017, our charter requires us to liquidate our assets unless a majority of the board of directors extends such date.
To continue our progress forward, we have identified six key objectives for 2015: (1) dispose of properties outside target markets; (2) recycle capital into target markets; (3) strengthen the balance sheet; (4) increase portfolio occupancy; (5) internalize property management and administrative services; and (6) reinstate distributions. The following discussion describes our 2015 objectives and our activities in connection with these objectives.

Dispose of Properties Outside Target Markets
When we believe market conditions are advantageous to us, we intend to reduce our exposure in one or more of our remaining non-strategic markets. To date in 2015, we have sold properties located in Baltimore, Maryland; Worcester, Massachusetts; Cleveland, Ohio; and Philadelphia, Pennsylvania; and we expect to sell a property located in Columbus, Ohio, in the near future. There can be no assurance that projected sales will occur on favorable terms or at all.

Recycle Capital into Target Markets

We are currently identifying opportunities to build scale in targeted markets and focusing on best-in-class properties for long-term value creation. For example, in December 2014 we completed an exchange transaction with an institutional property investor in which we sold 222 South Riverside Plaza located in Chicago, Illinois, in exchange for cash and the conveyance of 5950 Sherry Lane located in the Preston Center submarket of Dallas, Texas.

Strengthen the Balance Sheet

As of March 31, 2015, including our share of the debt maturing at our unconsolidated subsidiaries, and excluding debt associated with real estate held for sale, we have approximately $121.9 million and $561.0 million of debt maturing in 2015 and 2016, respectively. As of March 31, 2015, we also have approximately $96.6 million of debt associated with real estate held for sale which is scheduled to mature in 2016. Current interest rates for borrowings on commercial office properties are significantly lower than our average interest rates, and with the potential for rising interest rates, one of our objectives for 2015 is to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber non-strategic properties in anticipation of future sale,

(2) pre-paying debt obligations in order to secure new long-term financing (as we did during the first quarter of 2015 by paying off approximately $168.3 million of debt that was scheduled to mature later in 2015) and/or to facilitate property dispositions, and (3) selling certain non-strategic properties and transferring the related debt obligations to the purchaser, as we did in April 2015 by selling Fifth Third Center in Cleveland, Ohio.

Increase Portfolio Occupancy

Our portfolio occupancy was approximately 88.4% for our 34 operating office properties owned as of March 31, 2015, which excludes one recently developed non-operating office property and one retail property and includes two unconsolidated properties and four properties classified as held for sale. Leasing momentum in certain high-growth markets is expected to lead to increased cash flow in 2015. As of March 31, 2015, we have approximately 892,000 square feet of scheduled lease expirations in 2015 at our operating office properties, and we will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to overcome lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.
The following table sets forth information regarding our leasing activity for the three months ended March 31, 2015:

	Renewal	Expansion	New	Total
Square feet leased	137,000	68,000	111,000	316,000
Weighted average lease term (in years)	4.4	6.5	8.0	6.1
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$(0.33)	$4.29	$(2.11)	$0.02
% increase (decrease) in net rental rates per square foot per year	(2)%	26%	(9)%	0%
Leasing cost per square foot per year (2)	$3.22	$6.24	$7.45	$5.86
_________________
(1) Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease.

(2)	Includes tenant improvements and leasing commissions.

Internalize Property Management and Administrative Services

Our property management agreement with HPT Management Services, LLC (“HPT Management”) includes a buyout option pursuant to which (1) we would acquire and assume certain assets and certain liabilities of HPT Management and (2) HPT Management would be deemed to have irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. Our administrative services agreement with BHT Advisors, LLC (“BHT Advisors”) includes a termination option. Once terminated, BHT Advisors would no longer be responsible for providing services to us, such as human resources, shareholder services, or information technology. Pursuant to the property management agreement and the administrative services agreement each entered into on August 31, 2012, we provided notice on April 1, 2015, of our intent to exercise the property management buyout option and the administrative services termination option effective June 30, 2015, and we expect these actions to result in increased future cash flow through a reduction in property management and external administrative-related expenses, although we can provide no assurance that they will or to what extent.

Reinstate Distributions

On April 30, 2015, our board of directors authorized a distribution payable on July 8, 2015, to stockholders of record on June 30, 2015. The declared distribution equals $0.03 per share of common stock, as adjusted equitably for any changes in capitalization, which is equal to an annual distribution rate of 2.7% based on the current estimated value of our common stock of $4.48 per share. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. The Company’s goal is to establish a sustainable quarterly distribution payable from cash provided by operations. However, all or a portion of the distribution may constitute a return of capital.
Results of Operations

During the year ended December 31, 2014, we disposed of two consolidated properties and we had three properties held for sale as of December 31, 2014. The results of operations for each of these properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and are excluded from the discussions below. The results of operations of properties sold or initially classified as held for sale in 2015, as well as our recently developed non-operating office property, Two BriarLake Plaza, our one retail property, and our recently acquired property, 5950 Sherry Lane, are included in the discussion below. The term “same store” in the discussion below is defined as our consolidated continuing operating office properties owned and operated for the entirety of 2015 and 2014.
Three months ended March 31, 2015, as compared to the three months ended March 31, 2014
Rental Revenue.  Rental revenue for the three months ended March 31, 2015, was approximately $74.0 million as compared to approximately $68.3 million for the three months ended March 31, 2014, a $5.7 million increase. Our non-same store properties had an increase of approximately $2.8 million in rental revenue, primarily due to the acquisition of 5950 Sherry Lane and the development of Two BriarLake Plaza. Our same store properties had an increase of approximately $2.9 million, primarily due to an increase in rental rates resulting in an increase in revenue of approximately $2.6 million, an increase in occupancy resulting in an increase in rental revenue of approximately $1.1 million, and increases in other revenue of approximately $1.0 million. These increases were partially offset by an increase in free rent concessions resulting in a decrease to rental revenue of approximately $1.8 million.
Property Operating Expenses. Property operating expenses for the three months ended March 31, 2015, were approximately $24.2 million as compared to approximately $24.7 million for the three months ended March 31, 2014, and were comprised of property operating expenses from our consolidated real estate properties. The $0.5 million decrease was primarily the result of a decrease in tenant improvement demolition costs.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended March 31, 2015, were approximately $11.4 million as compared to approximately $9.8 million for the three months ended March 31, 2014, a $1.6 million increase. Our non-same store properties had an increase of approximately $0.6 million primarily due to the acquisition of 5950 Sherry Lane and the development of Two BriarLake Plaza. Our same store properties had an increase of approximately $1.0 million primarily due to higher property tax rates and value assessments at certain properties and timing of prior year tax refunds.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2015, were approximately $6.4 million as compared to approximately $4.7 million for the three months ended March 31, 2014, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, other administrative expenses, and reimbursement of certain expenses to BHT Advisors. The $1.7 million increase is primarily due to increased payroll costs and costs related to our efforts in pursuit of listing our common stock on a national securities exchange.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2015, was approximately $30.0 million as compared to approximately $28.2 million for the three months ended March 31, 2014, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties. The $1.8 million increase is primarily due to the acquisition of 5950 Sherry Lane and the development of Two BriarLake Plaza.
Cash Flow Analysis
Three months ended March 31, 2015, as compared to three months ended March 31, 2014
Cash used in operating activities was approximately $7.3 million for the three months ended March 31, 2015. Cash used in operating activities for the three months ended March 31, 2014, was approximately $6.5 million. The approximately $0.8 million increase is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $3.5 million more net cash outflows from working capital assets and liabilities in 2015 compared to 2014; (2) approximately $2.3 million more cash received from the results of our consolidated real estate property operations, including discontinued operations, net of interest expense and general and administrative expenses; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $0.4 million.
Cash provided by investing activities for the three months ended March 31, 2015, was approximately $52.7 million and was primarily comprised of proceeds from the sale of properties of approximately $66.8 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $17.1 million. Cash used in investing activities for the three months ended March 31, 2014, was approximately $23.7 million and was primarily comprised of monies used to fund capital expenditures for existing real estate and real estate under development.
Cash used in financing activities for the three months ended March 31, 2015, was approximately $71.1 million and was primarily comprised of payments on notes payable, net of proceeds from notes payable. Cash provided by financing activities for the three months ended March 31, 2014, was approximately $3.7 million and was primarily comprised of proceeds from notes payable, net of payments on notes payable.
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Historical cost accounting for real estate assets in accordance with principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper on Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property which we may not recover.

We believe that the use of FFO, together with the required GAAP presentations, is helpful in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, impairments of depreciable real estate assets, and extraordinary items, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing, and operating expenses.

Since FFO was promulgated, several new accounting pronouncements have been issued, such that presentation of FFO alone may be insufficient to evaluate operating performance.  Accordingly, in addition to FFO, we use MFFO, as defined by the Investment Program Association (“IPA”).  The IPA definition of MFFO excludes from FFO the following items:

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

We believe that MFFO is a helpful measure of operating performance because it excludes certain non-operating activities and certain recurring non-cash operating adjustments as outlined above.  Accordingly, we believe that MFFO can be a useful metric in assessing the sustainability of operating performance.

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

By providing MFFO, we believe we are presenting useful information in the analysis of long-term operating activities.  Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations, and other activity not representative of future activities.

MFFO also provides useful information in analyzing comparability between reporting periods in assessing the sustainability of our operating performance.  MFFO is primarily affected by the same factors as FFO, but without certain non-operating activities and certain recurring non-cash operating adjustments; therefore, we believe fluctuations in MFFO are more indicative of changes and potential changes in operating activities.  MFFO is also more comparable in evaluating our performance over time.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that do not have a similar level of involvement in acquisition activities or are not similarly affected by impairments and other non-operating charges.

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

The following section presents our calculations of FFO attributable to common stockholders and MFFO attributable to common stockholders for the three months ended March 31, 2015 and 2014, and provides additional information related to our FFO attributable to common stockholders and MFFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(5,902)	$(29,657)
Net loss attributable to noncontrolling interests	10	43
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	30,022	34,622
Real estate depreciation and amortization from unconsolidated properties	1,287	1,301
Impairment of depreciable real estate assets	132	8,225
Gain on sale of depreciable real estate	(8,606)	—
Noncontrolling interests (OP units and vested restricted stock units) share of above adjustments	(39)	(64)
FFO attributable to common stockholders	16,904	14,470
Adjustments (1) (2):
Acquisition expenses	2	—
Straight-line rent adjustments	(2,850)	(1,765)
Amortization of above- and below-market rents, net	(1,289)	(1,250)
Loss on early extinguishment of debt	36	—
Noncontrolling interests (OP units and vested restricted stock units) share of above adjustments	7	4
MFFO attributable to common stockholders	$12,810	$11,459
Weighted average common shares outstanding - basic	299,349	299,229
Weighted average common shares outstanding - diluted (3)	300,396	299,940
Net loss per common share - basic and diluted (3)	$(0.02)	$(0.10)
FFO per common share - basic and diluted	$0.06	$0.05
MFFO per common share - basic and diluted	$0.04	$0.04
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.

Three months ended March 31, 2015, as compared to the three months ended March 31, 2014
FFO attributable to common stockholders for the three months ended March 31, 2015, was approximately $16.9 million as compared to approximately $14.5 million for the three months ended March 31, 2014, an increase of approximately $2.4 million.  The disposition and held for sale classification of properties that are now included in discontinued operations resulted in a decrease of $0.4 million. An increase in FFO attributable to common stockholders from continuing operations of approximately $2.8 million primarily related to the following factors:

•	an increase in property net operating income of approximately $4.3 million;
partially offset by:

•	an increase in general and administrative expenses of approximately $1.7 million.

MFFO attributable to common stockholders for the three months ended March 31, 2015, was approximately $12.8 million as compared to approximately $11.5 million for the three months ended March 31, 2014, an increase of approximately $1.3 million. The disposition and held for sale classification of properties that are now included in discontinued operations resulted in a decrease of $0.8 million. An increase in FFO attributable to common stockholders from continuing operations of approximately $2.1 million primarily related to the following factors:

•	an increase in property net operating income of approximately $3.6 million;
partially offset by:

•	an increase in general and administrative expenses of approximately $1.7 million.

Same Store GAAP and Same Store Cash Net Operating Income (“Same Store GAAP NOI” and “Same Store Cash NOI”)

Same Store GAAP NOI is equal to rental revenue, less lease termination fee income, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties and is considered a non-GAAP financial measure. Same Store Cash NOI is equal to Same Store GAAP NOI less non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent. The same store properties include our consolidated operating properties owned and operated for the entirety of the current and comparable periods, and excludes properties classified as held for sale before January 1, 2015.  We view Same Store GAAP NOI and Same Store Cash NOI as important measures of the operating performance of our properties because they allow us to compare operating results of consolidated properties owned and operating for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods under review.

Same Store GAAP NOI and Same Store Cash NOI presented by us may not be comparable to Same Store GAAP NOI or Same Store Cash NOI reported by other REITs that do not define Same Store GAAP NOI or Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store GAAP NOI and Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements and notes thereto. Same Store GAAP NOI and Same Store Cash NOI should not be considered as alternatives to net income (loss) as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

The table below presents our Same Store GAAP NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three months ended March 31, 2015 and 2014 (in thousands). The same store properties for this comparison consist of 29 properties and 10.6 million square feet.

	Three Months Ended
	March 31, 2015	March 31, 2014
Same Store Revenue:
Rental revenue	$69,990	$67,065
Less:
Lease termination fees	(545)	(120)
	69,445	66,945

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	22,687	23,309
Real estate taxes	10,605	9,585
Property management fees	2,185	2,034
Property Expenses	35,477	34,928
Same Store GAAP NOI	33,968	32,017
Less:
Straight-line rent revenue adjustment	(1,297)	(1,439)
Amortization of above- and below-market rents, net	(1,008)	(1,018)
Same Store Cash NOI	$31,663	$29,560

Reconciliation of net loss to Same Store GAAP NOI and Same Store Cash NOI
Net loss	$(5,902)	$(29,657)
Adjustments:
Interest expense	15,787	15,847
Asset impairment losses	132	—
Tenant improvement demolition costs	52	746
General and administrative	6,412	4,695
Acquisition expense	2	—
Depreciation and amortization	30,022	28,161
Interest and other income	(146)	(249)
Loss on early extinguishment of debt	36	—
Provision (benefit) for income taxes	(76)	68
Equity in operations of investments	(243)	(88)
(Income) loss from discontinued operations	(1,305)	12,991
Gain on sale of assets	(8,606)	—
Net operating income of non same store properties	(1,652)	(377)
Lease termination fees	(545)	(120)
Same Store GAAP NOI	33,968	32,017
Straight-line rent revenue adjustment	(1,297)	(1,439)
Amortization of above- and below-market rents, net	(1,008)	(1,018)
Same Store Cash NOI	$31,663	$29,560

Same Store GAAP NOI increased approximately $2.0 million, or 6.1%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Same Store Cash NOI increased approximately $2.1 million, or 7.1%, during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 22.
Liquidity and Capital Resources

General

Our business requires continued access to capital to fund our operations. Our principal demands for funds on a short-term and long-term basis have been and will continue to be property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, and capital improvements to our properties, including commitments for future tenant improvements. Our foremost priorities for the near term are preserving and generating cash sufficient to fund our liquidity needs. Given the uncertainty in the economy during the past few years, access to capital has been challenging at times, and management has been focused on managing our capital resources.

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

In late 2014 we entered into a $475.0 million credit facility (as described in more detail below) which may be used for a number of general corporate purposes including the repayment of existing debt. In addition, on April 20, 2015, Tier OP and certain of its lenders entered into a commitment letter for a potential expansion of our existing senior secured credit facility that would provide for additional borrowings of up to $275.0 million. The anticipated expansion to the credit facility would consist of a $275.0 million term loan with a seven year term. We anticipate closing this potential expansion to our credit facility during the second quarter of 2015, but there can be no assurance that entry into this expansion of our existing credit facility will occur. In March 2015, in connection with this potential expansion to our credit facility, we entered into interest rate swap agreements to hedge interest rates on $275.0 million of these potential borrowings to manage our exposure to future interest rate movements.

Current Liquidity

As of March 31, 2015, we had cash and cash equivalents of approximately $5.8 million and restricted cash of approximately $32.8 million.  We have deposits in certain financial institutions in excess of federally insured levels.  We have diversified our cash accounts with numerous banking institutions in an attempt to minimize exposure to any one of these institutions.  We regularly monitor the financial stability of these financial institutions, and we believe that we have placed our deposits with creditworthy financial institutions.

We anticipate our liquidity requirements, which include property operating expenses, capital improvements, general and administrative expenses and debt service, to be approximately $586.1 million for the twelve months ending March 31, 2016, including approximately $263.5 million of repayments for debt either classified as held for sale or maturing during the next twelve months.

At projected operating levels, we anticipate that revenue from our properties over the next twelve months will generate approximately $271.4 million and the remainder of our short-term liquidity requirements will be funded by cash and cash equivalents; restricted cash; borrowings available to us under our existing credit facility (including the approximately $180.3 million of borrowings that are currently available to us and additional availability that could be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool of our credit facility and through our potential $275.0 million expansion of our credit facility) and other financing or refinancing activities; and proceeds from the sales of real estate, including approximately $190.0 million in net proceeds from the dispositions of our Fifth Third Center - Cleveland, 1650 Arch Street, and United Plaza properties in April 2015, and sales of other real estate in connection with our efforts to sharpen our geographic focus. There can be no assurance regarding our projected liquidity requirements, revenues, or the availability or amount of funding sources.

Notes Payable

Our notes payable was approximately $1.1 billion in principal amount at March 31, 2015, and excludes notes payable associated with real estate held for sale. As of March 31, 2015, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of an interest rate swap), with the exception of approximately $50.8 million from borrowings on our construction loan for Two BriarLake Plaza and approximately $96.0 million in borrowings on our revolving line of credit. As of March 31, 2015, the stated annual interest rates on our notes payable, excluding mezzanine financing, ranged from 2.28% to 6.22%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of March 31, 2015, the weighted average stated interest rate for our consolidated notes payable is approximately 5.03%.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings of up to $475.0 million. Subject to lender approval, certain conditions, and payment of certain activation fees to the agent and lenders, this may be increased up to an additional $225.0 million in the aggregate.  The facility consists of a $250.0 million term loan and a $225.0 million revolving line of credit. The term loan matures on December 18, 2019. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 230 basis points.  All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool consisting of ten properties owned by certain of our subsidiaries. As of March 31, 2015, we had approximately $125.0 million in borrowings outstanding under the term loan and approximately $96.0 million in borrowings outstanding under the revolving line of credit with an additional $180.3 million of borrowings available under the facility as a whole. As of March 31, 2015, the weighted average stated interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swap, was approximately 3.10%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2015, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from August 2015 to August 2021.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of March 31, 2015, we had approximately $271.8 million of debt that bears interest at a variable rate. Approximately $125.0 million of this variable rate debt has been effectively fixed through the use of an interest rate swap.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $1.5 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of approximately $0.3 million. A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in the fair value of our interest rate swaps of approximately $28.2 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in the fair value of our interest rate swaps of approximately $29.5 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2015, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.
There is no assurance that we will list our shares of common stock on a national securities exchange, that an active market will develop for our shares after listing or regarding the prices at which our shares may trade.

As we disclosed in a Current Report on Form 8-K filed on March 25, 2015, our board of directors authorized us to pursue a listing of our common stock on a national securities exchange. We can offer no assurance regarding the timing of a listing or that a listing will be completed. In addition, listing on a national securities exchange does not ensure that a market will develop for our common stock. Accordingly, no assurance can be given as to (1) the likelihood that an active market for the stock will develop, (2) the liquidity of any such market, (3) the ability of our stockholders to sell their common stock or (4) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares would trade if listed.

Because we have a large number of stockholders and our common stock has not previously been listed on a national securities exchange, there may be significant pent-up demand to sell our shares upon a listing. Significant sales of our common stock, or the perception that significant sales of such shares could occur, may cause the price of our common stock to decline significantly.

Our common stock has not been listed on any national securities exchange, and the ability of stockholders to liquidate their investments has been limited. Upon a listing, a large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline.

If we were to commence a self-tender offer, it would burden our liquidity resources and may not prove to be the best use of our capital.

In connection with a potential listing on a national securities exchange, we may determine to commence a tender offer (subject to all appropriate filings with the SEC) to purchase outstanding shares of our common stock. There is no assurance that we will commence a tender offer or regarding the timing or size of any such tender offer. In addition, we cannot predict the purchase price in connection with any such tender offer. The price that we pay for shares in the tender offer may be dilutive and may not be the best use of our capital. The actual amount of cash needed to fund any such self-tender offer would depend on how many stockholders elect to tender. We may choose to fund the tender offer and all related fees and expenses with available cash, borrowings available under our existing revolving credit facility and/or from other sources. This use of our cash and borrowings will burden our liquidity and will prevent us from using the cash or borrowings for other opportunities, such as new investments, distributions or paying down debt.

The availability, timing and amount of any cash distributions are uncertain.
On April 30, 2015, our board of directors authorized a distribution payable on July 8, 2015 to stockholders of record as of June 30, 2015. Prior to the declaration of this distribution, our board of directors previously determined on December 19, 2012 to cease paying distributions. One of our objectives for 2015 is to reinstate sustainable quarterly distributions payable from cash provided by operations. We can provide no assurance, however, regarding the availability, timing or amount of any cash distributions. Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. Our board also considers the requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended. We can provide no assurance that sufficient funds will be available to pay distributions on a regular basis or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the first quarter ended March 31, 2015. These purchases represent shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2015	32,623	$4.48	not applicable	not applicable
February 2015	27,753	$4.48	not applicable	not applicable
March 2015	—	—	not applicable	not applicable

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

On April 30, 2015, our board of directors authorized a distribution payable on July 8, 2015, to stockholders of record on June 30, 2015. The declared distribution equals $0.03 per share of common stock, as adjusted equitably for any changes in capitalization, which is equal to an annual distribution rate of 2.7% based on the current estimated value of our common stock of $4.48 per share. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. The Company’s goal is to establish a sustainable quarterly distribution payable from cash provided by operations. However, all or a portion of the distribution may constitute a return of capital.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER REIT, INC.
Dated: May 5, 2015	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1
First Amendment to Credit Agreement, dated as of January 23, 2015, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; each of the financial institutions initially signatory to the Credit Agreement and their assigns as Lenders; and Wells Fargo Bank National Association as Administrative Agent (previously filed and incorporated by reference to Form 10-K filed on March 11, 2015)

10.2
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.3
First Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.4
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.5
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.6
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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