Form 10-Q
period 2015-06-30
TIER REIT INC
filed 2015-08-05
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________
Commission File Number: 001-37512
TIER REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	68-0509956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17300 Dallas Parkway, Suite 1010, Dallas, Texas 75248
(Address of principal executive offices)
(Zip code)

(972) 483-2400
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

As of July 20, 2015, TIER REIT, Inc. had 50,063,414 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended June 30, 2015

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Real estate
Land	$167,231	$286,430
Land held for development	6,377	—
Buildings and improvements, net	1,314,765	1,482,336
Total real estate	1,488,373	1,768,766
Cash and cash equivalents	153,158	31,442
Restricted cash	29,620	35,324
Accounts receivable, net	71,877	83,380
Prepaid expenses and other assets	31,890	7,129
Investments in unconsolidated entities	44,780	39,885
Deferred financing fees, net	13,292	10,783
Lease intangibles, net	76,469	94,690
Other intangible assets, net	10,284	2,144
Assets associated with real estate held for sale	—	137,640
Total assets	$1,919,743	$2,211,183
Liabilities and equity
Liabilities
Notes payable	$1,030,224	$1,194,085
Accounts payable	2,192	2,790
Payables to related parties	794	2,041
Accrued liabilities	64,794	77,375
Acquired below-market leases, net	12,773	16,984
Distributions payable	9,028	—
Other liabilities	24,981	21,405
Obligations associated with real estate held for sale	—	108,343
Total liabilities	1,144,786	1,423,023
Commitments and contingencies
Series A Convertible Preferred Stock	4,626	4,626
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 49,871,776 and 49,877,350 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively (1)	5	5
Additional paid-in capital (1)	2,645,825	2,645,927
Cumulative distributions and net loss attributable to common stockholders	(1,878,611)	(1,862,555)
Accumulated other comprehensive income (loss)	799	(788)
Stockholders’ equity	768,018	782,589
Noncontrolling interests	2,313	945
Total equity	770,331	783,534
Total liabilities and equity	$1,919,743	$2,211,183
_________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected June 2, 2015.
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Rental revenue	$70,038	$71,234	$145,857	$141,294
Expenses
Property operating expenses	20,877	23,283	46,056	48,634
Interest expense	15,460	16,818	31,982	33,414
Real estate taxes	10,198	10,276	21,842	20,256
Property management fees	2,105	2,128	4,437	4,251
Asset impairment losses	—	—	132	8,225
General and administrative	19,470	4,606	25,884	9,301
Depreciation and amortization	31,081	29,182	61,103	58,103
Total expenses	99,191	86,293	191,436	182,184
Interest and other income	141	96	286	344
Loss on early extinguishment of debt	(21,412)	—	(21,448)	—
Loss from continuing operations before income taxes, equity in operations of investments, and gain on sale of assets	(50,424)	(14,963)	(66,741)	(40,546)
Benefit (provision) for income taxes	(1,338)	59	(1,262)	(9)
Equity in operations of investments	69	795	312	883
Loss from continuing operations before gain on sale of assets	(51,693)	(14,109)	(67,691)	(39,672)
Discontinued operations
Income (loss) from discontinued operations	(121)	(3,191)	1,369	(7,285)
Gain on sale of discontinued operations	6,077	—	14,683	—
Income (loss) from discontinued operations	5,956	(3,191)	16,052	(7,285)
Gain on sale of assets	44,564	—	44,564	—
Net loss	(1,173)	(17,300)	(7,075)	(46,957)
Noncontrolling interests in continuing operations	33	20	60	57
Noncontrolling interests in discontinued operations	(11)	1	(28)	7
Net loss attributable to common stockholders	$(1,151)	$(17,279)	$(7,043)	$(46,893)
Basic and diluted weighted average common shares outstanding (1)	49,893,330	49,877,350	49,892,390	49,874,423
Basic and diluted income (loss) per common share: (1)
Continuing operations	$(0.14)	$(0.28)	$(0.46)	$(0.79)
Discontinued operations	0.12	(0.07)	0.32	(0.15)
Basic and diluted loss per common share	$(0.02)	$(0.35)	$(0.14)	$(0.94)

Distributions declared per common share (1)	$0.18	$—	$0.18	$—

Net income (loss) attributable to common stockholders:
Continuing operations	$(7,096)	$(14,089)	$(23,067)	$(39,615)
Discontinued operations	5,945	(3,190)	16,024	(7,278)
Net loss attributable to common stockholders	$(1,151)	$(17,279)	$(7,043)	$(46,893)
Comprehensive income (loss):
Net loss	$(1,173)	$(17,300)	$(7,075)	$(46,957)
Other comprehensive income: unrealized gain on interest rate derivatives	6,146	—	1,590	—
Comprehensive income (loss)	4,973	(17,300)	(5,485)	(46,957)
Comprehensive loss attributable to noncontrolling interests	11	21	29	64
Comprehensive income (loss) attributable to common stockholders	$4,984	$(17,279)	$(5,456)	$(46,893)
_________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected June 2, 2015.

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock (1)		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital (1)
Six months ended June 30, 2015
Balance at January 1, 2015	49,877	$5	$2,645,927	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(7,043)	—	(32)	(7,075)
Unrealized gain on interest rate derivatives	—	—	—	—	1,587	3	1,590
Share based compensation, net	26	—	740	—	—	87	827
Redemption of common stock	(31)	—	(842)	—	—	—	(842)
Contributions by noncontrolling interest	—	—	—	—	—	1,325	1,325
Distributions declared:
Common stock ($0.18 per share) (1)	—	—	—	(9,011)	—	—	(9,011)
Series A Convertible Preferred Stock ($0.18 per share) (1)	—	—	—	(2)	—	—	(2)
Noncontrolling interest	—	—	—	—	—	(15)	(15)
Balance at June 30, 2015	49,872	$5	$2,645,825	$(1,878,611)	$799	$2,313	$770,331

Six months ended June 30, 2014
Balance at January 1, 2014	49,865	$5	$2,646,766	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	(46,893)	—	(64)	(46,957)
Share based compensation, net	12	—	449	—	—	74	523
Distributions declared:
Noncontrolling interest	—	—	—	—	—	(33)	(33)
Balance at June 30, 2014	49,877	$5	$2,647,215	$(1,893,932)	$—	$804	$754,092
 _________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected June 2, 2015.

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss	$(7,075)	$(46,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment losses	132	8,225
Gain on sale of assets	(44,564)	—
Gain on sale of discontinued operations	(14,683)	—
Loss on early extinguishment of debt	546	—
Amortization of restricted shares and units	1,099	665
Depreciation and amortization	61,103	69,742
Amortization of lease intangibles	(478)	19
Amortization of above- and below-market rent	(2,522)	(2,263)
Amortization of deferred financing and mark-to-market costs	1,763	1,362
Equity in operations of investments	(312)	(883)
Ownership portion of management and financing fees from unconsolidated companies	221	243
Distributions from investments	569	211
Change in accounts receivable	(3,613)	(2,088)
Change in prepaid expenses and other assets	818	(1,203)
Change in lease commissions	(10,320)	(6,676)
Change in other lease intangibles	(376)	(743)
Change in accounts payable	(144)	(1,424)
Change in accrued liabilities	(17,535)	(6,220)
Change in other liabilities	3,198	441
Change in payables to related parties	(1,092)	(146)
Cash provided by (used in) operating activities	(33,265)	12,305

Cash flows from investing activities
Escrow deposits	(20,000)	—
Return of investments	631	749
Purchase of ground lease	(7,200)	—
Purchases of real estate	(6,781)	—
Investments in unconsolidated entities	(7,818)	—
Capital expenditures for real estate	(39,477)	(35,200)
Capital expenditures for real estate under development	(2,555)	(17,088)
Proceeds from sale of discontinued operations	59,713	—
Proceeds from sale of assets	392,648	—
Change in restricted cash	5,704	2,315
Cash provided by (used in) investing activities	374,865	(49,224)

Cash flows from financing activities
Financing costs	(5,094)	(38)
Proceeds from notes payable	576,990	15,859
Payments on notes payable	(790,981)	(35,314)
Payments on capital lease obligations	(12)	(17)
Redemptions of common stock	(842)	—
Transfer of common stock	(270)	(141)
Distributions to noncontrolling interests	—	(33)
Contributions from noncontrolling interests	325	—
Cash used in financing activities	(219,884)	(19,684)

Net change in cash and cash equivalents	121,716	(56,603)
Cash and cash equivalents at beginning of period	31,442	57,786
Cash and cash equivalents at end of period	$153,158	$1,183

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas, Texas-based real estate investment trust focused primarily on owning and operating high quality, attractive, well-managed, commercial office properties located in strategic markets throughout the United States. As used herein, “TIER REIT,” “TIER,” the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER’s investment strategy is to acquire, develop, and operate a portfolio of best-in-class office properties in select markets across the U.S. that consistently lead the nation in population and office-using employment growth. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of June 30, 2015, we owned interests in 31 operating office properties, one recently developed non-operating office property, and one retail property, located in 16 markets throughout the United States.

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

On June 2, 2015, we filed articles of amendment to our charter to effect a one-for-six reverse stock split of our existing common stock. The par value of our common stock remained at $0.0001, and we recorded an adjustment to the common stock value with an offset to additional paid-in-capital to reflect the change for all periods presented. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all share information presented has been retroactively adjusted to reflect the reverse stock split.

As we disclosed in a Current Report on Form 8-K filed on March 25, 2015, our board of directors authorized us to pursue a listing of our common stock on a national securities exchange, and on July 23, 2015, we listed our shares of common stock on the New York Stock Exchange (“NYSE”) under the ticker symbol “TIER.”

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2015, and December 31, 2014, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended June 30, 2015 and 2014, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2015, and December 31, 2014, and our results of operations and our cash flows for the periods ended June 30, 2015 and 2014.  These adjustments are of a normal recurring nature.

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

Real Estate

As of June 30, 2015, and December 31, 2014, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of June 30, 2015
Cost	$1,837,135	$174,223	$8,979	$(54,317)
Less: accumulated depreciation and amortization	(522,370)	(99,373)	(7,360)	41,544
Net	$1,314,765	$74,850	$1,619	$(12,773)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2014
Cost	$2,039,765	$215,913	$11,785	$(59,605)
Less: accumulated depreciation and amortization	(557,429)	(123,242)	(9,766)	42,621
Net	$1,482,336	$92,671	$2,019	$(16,984)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of July 2015 to an ending date of December 2030.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

July - December 2015	$1,612
2016	$1,998
2017	$1,387
2018	$555
2019	$426

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using third party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Investment Officer, and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the six months ended June 30, 2015 and 2014, we recorded non-cash impairment charges including amounts recognized in discontinued operations totaling approximately $0.1 million and $8.2 million, respectively, related to the impairment of consolidated real estate assets.  The impairment loss recorded in 2015 related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place. The impairment loss recorded in 2014 related to an asset assessed for impairment due to a change in management’s estimate of the intended hold period.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the six months ended June 30, 2015 or 2014.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Straight-line rental revenue receivable	$66,858	$73,266
Tenant receivables	7,071	10,165
Non-tenant receivables	1,027	1,150
Allowance for doubtful accounts	(3,079)	(1,201)
Total	$71,877	$83,380

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include escrow deposits for the purchase of properties that we have contracted to acquire, our derivative assets, deferred tax assets and prepaid directors’ and officers’ insurance, as well as prepaid insurance, prepaid real estate taxes, utility and other deposits of the properties we consolidate.

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cost	$23,941	$24,704
Less: accumulated amortization	(10,649)	(13,921)
Net	$13,292	$10,783

Other Intangible Assets, net

Other intangible assets consist of ground leases on certain of our properties. As of June 30, 2015, and December 31, 2014, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	June 30, 2015	December 31, 2014
Cost	$11,177	$2,978
Less: accumulated amortization	(893)	(834)
Net	$10,284	$2,144

We amortize the value of other intangible assets to expense over their estimated remaining useful lives which have ending dates ranging from December 2032 to December 2044.  Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

July - December 2015	$198
2016	$397
2017	$397
2018	$397
2019	$397

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. At June 30, 2015, we had no properties classified as real estate held for sale. At December 31, 2014, we had three properties classified as real estate held for sale, one of which was reclassified to held for use in June 2015.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for three months ended June 30, 2015 and 2014, was approximately $4.3 million and $1.4 million, respectively.  The total net increase to rental revenues due to straight-line rent adjustments for six months ended June 30, 2015 and 2014, was approximately $7.1 million and $2.9 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2015 and 2014, was approximately $1.3 million and $1.1 million, respectively. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for six months ended June 30, 2015 and 2014, was approximately $2.5 million and $2.3 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended June 30, 2015 and 2014, we recognized lease termination fees of approximately $0.1 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014, we recognized lease termination fees of approximately $0.7 million and $0.9 million, respectively. Each of the amounts presented above include rental revenue amounts recognized in discontinued operations.

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

As of June 30, 2015, we have deferred tax liabilities of approximately $2.5 million and deferred tax assets, net of related valuation allowances, of approximately $2.4 million related to various state taxing jurisdictions.  At December 31, 2014, we had deferred tax liabilities of approximately $2.9 million and deferred tax assets, net of related valuation allowances, of approximately $2.5 million related to various state taxing jurisdictions.

Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and restricted stock units issued to our independent directors.

3.            New Accounting Pronouncements

In April 2014, FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties generally no longer qualify as discontinued operations. However, properties sold or initially classified as held for sale prior to January 1, 2015 will continue to be reported as discontinued operations. Properties that were held for sale prior to January 1, 2015, that are reclassified to held for use after January 1, 2015, will be reported as continuing operations.
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted as of December 31, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2015, and December 31, 2014 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
June 30, 2015
Derivative financial instruments:
Assets	$3,087	$—	$3,087	$—
Liabilities	$(2,286)	$—	$(2,286)	$—

December 31, 2014
Derivative financial instruments:
Liabilities	$(789)	$—	$(789)	$—

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

During the six months ended June 30, 2015, we recorded additional impairment losses of approximately $0.1 million for a property that was impaired at December 31, 2014, and was sold in 2015. During the year ended December 31, 2014, we also recorded impairment losses for a property classified as held for sale. The following table summarizes those assets which were measured at fair value and impaired during 2015 and 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the six months ended June 30, 2015
Real estate	$11,489	$—	$11,489	$—	$(132)

for the year ended December 31, 2014
Real estate (1)	$11,489	$—	$11,489	$—	$(4,940)
Real estate held for sale (2)	$42,000	$—	$—	$42,000	$(8,225)
_______________
(1) Recorded in the quarter ended December 31, 2014.
(2) Recorded in the quarter ended March 31, 2014.

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2015, and December 31, 2014, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities, distributions payable, and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our notes payable as of June 30, 2015, and December 31, 2014, are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$1,030,224	$1,036,873	$1,194,085	$1,216,991
Notes payable associated with real estate held for sale	$—	$—	$97,257	$95,011

5.           Real Estate Activities

Acquisitions
On June 24, 2015, we acquired a 95% interest in a ground lease of 0.81 acres, including an existing building, to be used for future development located in the central business district of Austin, Texas (“208 Nueces Street”). The purchase price for our interest was $7.5 million. Substantially all of the purchase price was allocated to a ground lease intangible that will be amortized over the initial term of the lease which ends in December 2044. The lease has a renewal option to extend the term through December 2113.
On June 25, 2015, we acquired a 95% interest in 4.0 acres of vacant land to be used for future development located in the Legacy Town Center submarket of Plano, Texas, (“Legacy Land”). The purchase price for our interest was $6.2 million.
On July 23, 2015, we acquired various interests in a mixed-use development located in Austin, Texas, (“The Domain”) for a contract purchase price of approximately $201.1 million. We previously paid an escrow deposit of $20.0 million on this acquisition which is included in “prepaid expenses and other assets” on our condensed consolidated balance sheet. On July 24, 2015, we sold parcels of land acquired in this acquisition to an unrelated third-party for approximately $22.0 million.

Sales of Real Estate Reported in Continuing Operations

The following table presents our sale of real estate for the six months ended June 30, 2015, that is reported in continuing operations (in thousands):

	Date of Disposal		Rentable Square Footage	Contract Sales Price	Proceeds from Sale
Property Name		Location
One and Two Chestnut Place	3/6/2015	Worcester, MA	218	$14,000	$11,631
United Plaza	4/23/2015	Philadelphia, PA	617	114,554	114,983
1650 Arch Street	4/23/2015	Philadelphia, PA	553	76,290	76,573
1325 G Street (1) (2)	6/30/2015	Washington, D.C.	307	152,000	145,541
Colorado Building (1)	6/30/2015	Washington, D.C.	128	50,000	43,920
			1,823	$406,844	$392,648
____________________
(1) On June 30, 2015, our 1325 G Street and Colorado Building properties were each sold to entities in which we acquired a noncontrolling 10% interest and the properties were deconsolidated.
(2) In connection with the sale of this property, approximately $100.0 million of proceeds from sale were used to pay off debt secured by the property.

The following table presents net income (loss) related to these properties for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) from properties sold in 2015 and included in continuing operations	$170	$(1,038)	$211	$(3,198)

Sales of Real Estate Reported in Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we adopted the provisions of the FASB guidance regarding the reporting of discontinued operations on January 1, 2015. The following presents our sales of real estate during the six months ended June 30, 2015, and the year ended December 31, 2014, that are reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) because they were sold or classified as held for sale on or before December 31, 2014 (in thousands):

	Date of Disposal		Rentable Square Footage	Contract Sales Price	Proceeds from Sale
Property Name		Location
for the six months ended June 30, 2015
250 West Pratt (1)	3/19/2015	Baltimore, MD	368	$63,500	$55,229
Fifth Third Center (1) (2)	4/7/2015	Cleveland, OH	508	52,750	4,484
			876	$116,250	$59,713

for the year ended December 31, 2014
City Hall Plaza	9/16/2014	Manchester, NH	210	$19,750	$19,130
222 South Riverside Plaza (3)	12/19/2014	Chicago, IL	1,184		223,670
			1,394		$242,800
_____________
(1) These properties were held for sale at December 31, 2014, and the operations were classified as discontinued operations.
(2) Proceeds from sale are reduced by approximately $47.1 million of debt that was assumed by the purchaser.
(3) The contract sales price for the 222 South Riverside Plaza property was approximately $247.0 million in cash, excluding transaction costs, credits, prorations, and adjustments, plus the conveyance of the 5950 Sherry Lane property in Dallas, Texas.

The table below summarizes the results of operations for each of the properties that have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands). This includes properties sold or held for sale on or before December 31, 2014, and excludes a property that was held for sale at December 31, 2014, and then reclassified to held for use in 2015.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Rental revenue	$(124)	$13,790	$4,566	$27,404
Expenses
Property operating expenses	22	3,833	1,723	8,359
Interest expense	44	4,517	720	9,002
Real estate taxes	(83)	2,293	633	4,869
Property management fees	14	398	121	816
Depreciation and amortization	—	5,938	—	11,639
Total expenses	(3)	16,979	3,197	34,685
Other expense	—	2	—	4
Income (loss) from discontinued operations	$(121)	$(3,191)	$1,369	$(7,285)

Real Estate Held for Sale

As of December 31, 2014, we had three properties classified as held for sale and the operations of each of those properties were classified as discontinued operations at that time. As of June 30, 2015, two of those properties have been sold, and the other property was reclassified to held for use. In connection with the property reclassified to held for use, approximately $1.3 million in depreciation and amortization was recorded to adjust the depreciated basis to be as if the property had continued to be used during the period it was held for sale. As of June 30, 2015, we had no properties classified as held for sale.

The major classes of assets and obligations associated with real estate held for sale as of December 31, 2014, are as follows (in thousands):

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

6.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of our noncontrolling interests in certain properties. On June 30, 2015, we sold our previously wholly-owned Colorado Building and 1325 G Street properties each to separate entities in which we own 10% noncontrolling interests. The following is a summary of our investments in unconsolidated entities as of June 30, 2015, and December 31, 2014 (in thousands):

	Ownership Interest
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Wanamaker Building	60%	60%	$37,977	$38,609
Paces West	10%	10%	1,161	1,276
Colorado Building	10%	100%	1,030	—
1325 G Street	10%	100%	4,612	—
Total			$44,780	$39,885

For the three months ended June 30, 2015 and 2014, we recorded approximately $0.1 million and $0.8 million in equity in operations of investments, respectively.  For the six months ended June 30, 2015 and 2014, we recorded approximately $0.3 million and $0.9 million in equity in operations of investments, respectively. Our equity in operations of investments for the three and six months ended June 30, 2015 and 2014, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership. For the six months ended June 30, 2015 and 2014, we recorded approximately $1.2 million and $1.0 million of distributions from our investments in unconsolidated entities, respectively.

7.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the six months ended June 30, 2015, we capitalized a total of approximately $5.2 million for the development of Two BriarLake Plaza, including approximately $0.6 million in interest.  For the six months ended June 30, 2014, we capitalized a total of approximately $17.6 million for the development of Two BriarLake Plaza, including approximately $1.2 million in interest.  We completed the major construction activity of Two BriarLake Plaza in the third quarter of 2014, and the property was classified within “land” and “buildings and improvements, net” on our condensed consolidated balance sheet at that time. Tenant improvements are ongoing and the building is not yet held as fully available for occupancy. We have a construction loan that provides up to $66.0 million in available borrowings for the development. As of June 30, 2015, approximately $53.9 million has been drawn on the loan.

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of June 30, 2015. The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2015, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of June 30, 2015, and December 31, 2014 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Interest rate swaps	$3,087	$—	$(2,286)	$(789)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps	$6,146	$—	$1,590	$—

	Amount reclassified from OCI into income (effective portion)
	For the Three Months Ended		For the Six Months Ended
Location	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense (1)	$809	$—	$1,280	$—
____________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $7.0 million will be reclassified as an increase to interest expense.

As of June 30, 2015, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $2.5 million.  As of June 30, 2015, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at June 30, 2015, we could have been required to settle our obligations under the agreements at the termination value of approximately $2.5 million.

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

9.          Notes Payable

Our notes payable was approximately $1.0 billion in principal amount at June 30, 2015, and was secured by real estate assets with a carrying value of approximately $1.4 billion as of June 30, 2015. As of June 30, 2015, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $53.9 million from borrowings on our construction loan for Two BriarLake Plaza. As of June 30, 2015, the stated annual interest rates on our outstanding notes payable, excluding mezzanine financing, ranged from 3.04% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of June 30, 2015, the weighted average stated interest rate for our consolidated notes payable is approximately 4.47%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2015, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from December 2015 to June 2022.

The following table summarizes our notes payable as of June 30, 2015 (in thousands):

Principal payments due in:
July - December 2015	$44,909
2016	238,525
2017	130,021
2018	1,622
2019	251,723
Thereafter	363,396
Unamortized premium	28
Total	$1,030,224

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings of up to $750.0 million. The facility consists of a $250.0 million term loan, a $275.0 million term loan, and a $225.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 260 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool that consists of eleven properties owned by certain of our subsidiaries as of June 30, 2015. As of June 30, 2015, we had approximately $525.0 million in borrowings outstanding under the term loans, and no borrowings outstanding under the revolving line of credit with an additional $66.0 million of borrowings available under the facility as a whole. Additional availability may be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool. As of June 30, 2015, the weighted average stated interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.46%.

10.          Equity

On June 2, 2015, we filed articles of amendment to our charter to effect a one-for-six reverse stock split of our existing common stock. All share and per share information presented below has been retroactively adjusted to reflect the impact of the reverse stock split.

Series A Convertible Preferred Stock

As of June 30, 2015, we had outstanding 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. The redemption value of these shares at June 30, 2015, was approximately $4.6 million based on our most recent estimated per share value of our common stock of $26.88 as of October 30, 2014. In connection with the listing of our common stock on the NYSE on July 23, 2015, an automatic conversion of the Series A Convertible Preferred Stock was triggered. The determination of the number of shares of our common stock to be issued as a result of the conversion of the Series A Convertible Preferred Stock  generally will amount to 10% of the excess of (a) the Conversion Company Value, as defined in the Articles Supplementary, which is based on the average daily closing price of our common stock for a 30-day trading period beginning 180 days after our listing date over (b) the Effective Date Value of our common stock, as defined in the Articles Supplementary. The Effective Date Value is based on a share price of approximately $25.95 per share. As a result, if the average daily closing price of our common stock for the 30-day trading period beginning 180 days after our listing date is less than $25.95 per share, then no shares of common stock will be issued. Assuming the Conversion Company Value was based on the closing price of our common stock as of August 3, 2015 ($17.45), no shares of common stock would be issued.

Limited Partnership Units

At June 30, 2015, Tier OP had 72,097 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock.

Stock Plans

Our 2005 Incentive Award Plan allowed for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of June 30, 2015, we had outstanding options held by our independent directors to purchase 12,495 shares of our common stock at a weighted average exercise price of $40.13 per share. These options have a maximum term of 10 years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. We have outstanding restricted stock units held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from August 2015 to June 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. The restricted stock units were anti-dilutive to earnings per share for each period presented. The following is a summary of the number of restricted stock units outstanding as of June 30, 2015 and 2014:

	2015	2014
Outstanding at the beginning of the year	13,841	6,235
Issued	—	5,952
Forfeited (1)	(2)	—
Converted	(2,078)	—
Outstanding at June 30 (2)	11,761	12,187
_____________
(1) Reflects fractional shares that were forfeited on June 2, 2015.
(2) As of June 30, 2015, 4,156 restricted stock units are vested.

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

The following is a summary of the number of shares of restricted stock outstanding as of June 30, 2015 and 2014:

	2015	2014
Outstanding at the beginning of the year	118,563	70,554
Issued (1)	106,811	75,011
Forfeited (2)	(10)	(9,364)
Restrictions lapsed (3)	(33,726)	(17,638)
Outstanding at June 30	191,638	118,563
_____________
(1) Shares issued in 2015 had a grant price of $26.88 per share. Shares issued in 2014 had a grant price of $25.20 per share.
(2) 2015 reflects fractional shares that were forfeited on June 2, 2015.
(3) 10,063 and 5,599 of these shares were surrendered in 2015 and 2014, respectively, to pay withholding taxes.

Distributions
In April 2015, our board of directors authorized a distribution payable to stockholders of record as of June 30, 2015, which was paid on July 8, 2015. The declared distribution rate was equal to $0.18 per share of common stock.
The following table reflects the distributions declared for our common stock, Series A Convertible Preferred Stock, and noncontrolling interests during the six months ended June 30, 2015 and 2014 (in thousands). Distributions to noncontrolling interests in 2014 included distributions made to third-party members related to certain non-wholly-owned real estate properties.

		Common Stockholders	Preferred Stockholders	Noncontrolling Interests
	Total
2015
1st Quarter	$—	$—	$—	$—
2nd Quarter	9,028	9,011	2	15
Total	$9,028	$9,011	$2	$15

2014
1st Quarter	$33	$—	$—	$33
2nd Quarter	—	—	—	—
Total	$33	$—	$—	$33

11.              Related Party Arrangements

We previously purchased certain administrative services from BHT Advisors, LLC (“BHT Advisors”), such as human resources, shareholder services, and information technology. Effective June 30, 2015, we terminated the administrative services agreement and now perform each of these services internally. We also have paid, and will continue to pay, BHT Advisors acquisition fees related to the development of Two BriarLake Plaza. Upon notice of termination, we paid BHT Advisors approximately $2.7 million, which represents 0.75 times the gross amount of all service charges payable with respect to such terminated services for the trailing 12-month period ending with the last full month prior to the delivery of notice of termination.

HPT Management Services, LLC (“HPT Management”) previously provided property management services for our properties. Effective June 30, 2015, we internalized the management of our properties and we exercised our buyout option, whereupon (1) we acquired and assumed certain assets and certain liabilities of HPT Management and (2) HPT Management irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We paid HPT Management approximately $7.5 million, which represents 0.8 times the gross amount of all management and oversight fees earned by HPT

Management under the management agreement for the trailing 12-month period ending with the last full month prior to delivery of the notice.

Current board members, Messrs. Robert S. Aisner and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

The following is a summary of the related party fees and costs we incurred with BHT Advisors and HPT Management during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
BHT Advisors, acquisition fees	$81	$195	$181	$402
BHT Advisors, cost of services provided	592	514	1,242	1,154
BHT Advisors, termination fee	2,706	—	2,706	—
HPT Management, property and construction management fees	2,402	2,788	5,272	5,582
HPT Management, reimbursement of costs and expenses	3,736	4,760	7,992	9,257
HPT Management, buyout fee	7,494	—	7,494	—
Total	$17,011	$8,257	$24,887	$16,395

Expensed	$16,616	$7,760	$23,932	$15,403
Capitalized to real estate under development	—	195	—	402
Capitalized to buildings and improvements, net	395	302	955	590
Total	$17,011	$8,257	$24,887	$16,395

At June 30, 2015, and December 31, 2014, we had payables to related parties of approximately $0.8 million and $2.0 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

12.          Commitments and Contingencies

As of June 30, 2015, we had commitments of approximately $42.8 million for future tenant improvements, leasing commissions, and completing renovations.

We have Employment Agreements (collectively, the “Employment Agreements”) with five of our executive officers.  The term of each Employment Agreement ends on July 15, 2018, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company had terminated all of these agreements without cause as of June 30, 2015, we would have recognized approximately $11.6 million in additional compensation expense.

13.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Interest paid, net of amounts capitalized	$31,668	$39,664
Income taxes paid	$936	$848

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$13,295	$22,089
Amortization of deferred financing fees in building and improvements, net	$165	$—

Non-cash financing activities:
Mortgage notes assumed by purchaser	$47,074	$—
Financing costs in accrued liabilities and payables to related parties	$55	$—
Unrealized gain on interest rate derivatives	$1,590	$—
Accrual for distributions declared	$9,028	$—
Contributions from noncontrolling interests	$1,000	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Overview
As of June 30, 2015, we owned interests in 31 operating office properties with approximately 11.9 million rentable square feet. We also owned a recently developed non-operating office property with approximately 334,000 rentable square feet and a retail property with approximately 79,000 square feet.  Our properties are located in 16 markets throughout the United States. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).
As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. After undergoing pervasive and fundamental disruptions, the financial and real estate markets have generally stabilized, but only after suffering negative and significant impacts, including extensive job losses and limited availability of credit. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy. We believe office-using job growth is now in the recovery phase. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments and many are focused on using less space per employee. Recently, the volatility of oil prices has had a significant impact on the Houston market, where leasing activity has slowed. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
Listing on NYSE and Tender Offer
On July 23, 2015, we listed our shares of common stock on the New York Stock Exchange (“NYSE”) under the ticker symbol “TIER.” We believe that listing on the NYSE best positions us to maximize stockholder value over the long term by giving us access to potential additional capital for future growth and provides an opportunity for liquidity to those stockholders who may desire to sell their shares.
In connection with the NYSE listing, we commenced a modified “Dutch Auction” tender offer to purchase for cash up to $50.0 million of our shares of common stock. Under the terms of the tender offer, we intend to select the lowest price, not greater than $21.00 nor less than $19.00 per share, net to the tendering stockholders in cash, less any applicable withholding taxes and without interest, which would enable us to purchase the maximum number of shares having an aggregate purchase price not exceeding $50 million (or such lesser amount if less than $50.0 million of shares of common stock are tendered after giving effect to any shares of common stock withdrawn).  We intend to fund the purchase price for shares of common stock accepted for payment pursuant to the tender offer, and related fees and expenses, from available cash and/or borrowings under our existing credit facility.
Important Information and Where to Find It
The foregoing information and other information in this Quarterly Report on Form 10-Q regarding the tender offer is for informational purposes only and is neither an offer to buy nor the solicitation of an offer to sell any securities of the Company. The full details of the tender offer, including complete instructions on how to tender shares, are included in the Offer to Purchase, the Letter of Transmittal, and other related materials, which we have distributed to stockholders and have filed with the SEC. Stockholders are urged to carefully read the Offer to Purchase, the Letter of Transmittal, and other related materials, as they contain important information, including the terms and conditions of the tender offer. Stockholders may obtain free copies of the Offer to Purchase, the Letter of Transmittal, and other related materials that we filed with the SEC on the SEC's website at www.sec.gov or by calling Georgeson Inc., the information agent for the tender offer at (800) 457-0759 (toll free) or by email at TIER@georgeson.com. Questions and requests for assistance by retail stockholders may be directed to Georgeson Inc. at (800) 457-0759 (toll free); questions and requests for assistance by institutional stockholders may be directed to J.P. Morgan Securities LLC at (877) 371-5947 (toll free) or Wells Fargo Securities, LLC at (877) 450-7515 (toll free), the dealer managers for the tender offer. In addition, stockholders may obtain free copies of our filings with the SEC from the Company's website at www.tierreit.com/ir.

2015 Objectives
At the beginning of the year, we identified six key objectives for 2015: (1) dispose of properties outside target markets; (2) recycle capital into target markets; (3) strengthen the balance sheet; (4) increase portfolio occupancy; (5) internalize property management and administrative services; and (6) reinstate distributions. The following discussion describes our 2015 objectives and our activities in connection with these objectives.
Dispose of Properties Outside Target Markets
To date in 2015, we have sold properties located in Baltimore, Maryland; Worcester, Massachusetts; Cleveland, Ohio; and Philadelphia, Pennsylvania, and reduced our presence in Washington, D.C. When we believe property and market conditions are advantageous to us, we intend to continue to reduce our exposure in one or more of our remaining non-strategic markets.

Recycle Capital into Target Markets

We are currently identifying opportunities to build scale in targeted markets and focusing on best-in-class properties for long-term value creation. For example, in December 2014 we completed an exchange transaction with an institutional property investor in which we sold 222 South Riverside Plaza located in Chicago, Illinois, in exchange for cash and the conveyance of 5950 Sherry Lane located in the Preston Center submarket of Dallas, Texas. In June 2015, we acquired interests in a ground lease and a land parcel to be used for future development, the first being located in the central business district of Austin, Texas, and the second located in the Legacy Town Center submarket of Plano, Texas (a suburb of Dallas). On July 23, 2015, we acquired various interests in a mixed-use development located in Austin, Texas (“The Domain”), for a contract purchase price of approximately $201.1 million. On July 24, 2015, we sold parcels of land acquired in this acquisition to an unrelated third-party for approximately $22.0 million.

Strengthen the Balance Sheet

As of June 30, 2015, including our share of the debt maturing at our unconsolidated subsidiaries, we have approximately $47.5 million and $237.4 million of debt maturing in 2015 and 2016, respectively. Current interest rates for borrowings on commercial office properties are lower than our average interest rates, and with the potential for rising interest rates, one of our objectives for 2015 has been to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber non-strategic properties in anticipation of future sale, (2) pre-paying debt obligations in order to secure new long-term financing (as we did during the first half of 2015 by paying off approximately $243.0 million of debt that was scheduled to mature later in 2015 and approximately $375.8 million of debt that was scheduled to mature in 2016, and securing a new $275.0 million term loan that matures in June 2022) and/or to facilitate property dispositions, and (3) selling certain non-strategic properties and reducing our debt obligations, as we did by selling several properties in the first half of 2015.

Increase Portfolio Occupancy

Our portfolio occupancy was approximately 89.0% for our 31 operating office properties owned as of June 30, 2015, which excludes one recently developed non-operating office property and one retail property, and includes our share of four unconsolidated properties. As of June 30, 2015, we have approximately 405,000 square feet of scheduled lease expirations in 2015 at our operating office properties, and we will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to re-lease space upon lease expirations. If free rent concessions moderate and our occupancy increases, we would expect our operations to provide increased cash flow in future periods.
The following table sets forth information regarding our leasing activity for the three and six months ended June 30, 2015:

Three months ended June 30, 2015	Renewal	Expansion	New	Total
Square feet leased	622,000	91,000	144,000	857,000
Weighted average lease term (in years)	7.3	7.9	8.0	7.5
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$(0.91)	$(1.20)	$1.13	$(0.60)
% increase (decrease) in net rental rates per square foot per year	(5)%	(9)%	8%	(3)%
Leasing cost per square foot per year (2)	$3.94	$4.09	$6.72	$4.45

Six months ended June 30, 2015
Square feet leased	759,000	159,000	255,000	1,173,000
Weighted average lease term (in years)	6.7	7.3	8.0	7.1
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$(0.81)	$1.14	$(0.28)	$(0.44)
% increase (decrease) in weighted average net rental rates per square foot per year	(4)%	8%	(2)%	(2)%
Leasing cost per square foot per year (2)	$3.81	$5.01	$7.04	$4.68
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

Internalize Property Management and Administrative Services

On April 1, 2015, we delivered a buyout notice to HPT Management Services, LLC (“HPT Management”), exercising our buyout option and proposing a closing to occur on June 30, 2015, pursuant to our property management agreement with HPT Management. On June 30, 2015, the closing of the buyout option occurred, and we made a payment of approximately $7.5 million to HPT Management. However, we anticipate future reconciliations of property management fees and construction management fees payable to HPT Management related to two of our properties. In connection with the closing of the buyout option, the property management agreement with HPT Management was terminated, HPT Management irrevocably waived certain non-solicitation and non-hire provisions, and we hired all of HPT Management’s property management personnel providing services to us.

On April 1, 2015, we delivered notice of termination to BHT Advisors, LLC (“BHT Advisors”) terminating all administrative services provided by BHT Advisors to us under the administrative services agreement to be effective June 30, 2015.  On June 30, 2015, the termination of the administrative services became effective, and we made a termination payment of approximately $2.7 million to BHT Advisors.  BHT Advisors no longer provide services to us, such as human resources, shareholder services, or information technology, each of which is now performed internally.

We expect these actions to result in increased future cash flow through a reduction in property management and external administrative-related expenses, resulting in overall saving of approximately $6.5 million annually, although we can provide no assurance any level of savings will occur.

Reinstate Distributions

On April 30, 2015, our board of directors authorized a distribution which was paid on July 8, 2015, to stockholders of record on June 30, 2015 and on July 30, 2015, our board of directors authorized a distribution payable on October 8, 2015 to stockholders of record as of September 30, 2015. The declared distribution for each quarter equals $0.18 per share of common stock. These amounts have been adjusted for the one-for-six reverse stock split that occurred on June 2, 2015. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. The Company’s goal is to establish a sustainable quarterly distribution payable from cash provided by operations. However, all or a portion of the distribution may constitute a return of capital.

Reverse Stock Split

In preparation for listing our common stock on the NYSE, we filed articles of amendment to our charter to effect a one-for-six reverse stock split of our existing common stock on June 2, 2015. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder of record who held any fractional share of our common stock as of the close of business on June 2, 2015, received a cash payment equal to the fractional share held by such stockholder multiplied by $26.88, which resulted in an aggregate payment to our stockholders holding fractional shares of approximately $0.8 million.
Results of Operations

The term “same store” in the discussion below includes our consolidated operating properties owned and operated for the entirety of the current and comparable periods. During the year ended December 31, 2014, we disposed of two consolidated properties and we had three properties held for sale as of December 31, 2014. The results of operations for each of these disposed properties and two of the held for sale properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and are excluded from the discussions below. One property held for sale at December 31, 2014, was reclassified to held for use on June 1, 2015, and is included in the discussions below. The results of operations of properties sold or initially classified as held for sale in 2015, as well as our recently developed non-operating office property, Two BriarLake Plaza, our one retail property, and our recently acquired property, 5950 Sherry Lane, are included in the discussion below.
Three months ended June 30, 2015, as compared to the three months ended June 30, 2014
Rental Revenue.  Rental revenue for the three months ended June 30, 2015, was approximately $70.0 million as compared to approximately $71.2 million for the three months ended June 30, 2014, a $1.2 million decrease. Our non-same store properties had a decrease of approximately $2.8 million in rental revenue, primarily due to the sale of properties in 2015. Our same store properties had an increase of approximately $1.6 million, primarily due to an increase in occupancy resulting in an increase in revenue of approximately $0.7 million, an increase in rental rates resulting in an increase in rental revenue of approximately $0.5 million, and increases in other revenue of approximately $0.4 million. These increases were partially offset by an increase in free rent concessions resulting in a decrease to rental revenue of approximately $1.5 million.
Property Operating Expenses. Property operating expenses for the three months ended June 30, 2015, were approximately $20.9 million as compared to approximately $23.3 million for the three months ended June 30, 2014, a $2.4 million decrease. Our non-same store properties had a decrease of approximately $1.5 million, primarily due to the sale of properties in 2015. Our same store properties had a decrease of approximately $0.9 million, primarily due to lower bad debt expense.
Interest Expense.  Interest expense for the three months ended June 30, 2015, was approximately $15.5 million as compared to approximately $16.8 million for the three months ended June 30, 2014, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $1.3 million decrease was primarily due to lower overall borrowings due to the payoff of debt and lower overall interest rates.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended June 30, 2015, were approximately $10.2 million as compared to approximately $10.3 million for the three months ended June 30, 2014, a $0.1 million decrease. Our non-same store properties had a decrease of approximately $0.6 million, primarily due to the sale of properties in 2015. Our same store properties had an increase of approximately $0.5 million primarily due to higher property tax rates and value assessments at certain properties and timing of prior year tax refunds.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2015, were approximately $19.5 million as compared to approximately $4.6 million for the three months ended June 30, 2014, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, costs related to our efforts in pursuit of listing our common stock on the NYSE, acquisition expenses, other administrative expenses, reimbursement of certain expenses to BHT Advisors, and buyout and termination fees paid to HPT Management and BHT Advisors. The $14.9 million increase is primarily due to the approximately $10.2 million in buyout and termination fees (combined) paid to HPT Management and BHT Advisors, costs related to our efforts in pursuit of listing our common stock on the NYSE of approximately $2.5 million, acquisition expense of approximately $0.8 million, and increased payroll costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2015, was approximately $31.1 million as compared to approximately $29.2 million for the three months ended June 30, 2014, a $1.9 million increase. Our non-same store properties had a decrease of approximately $0.8 million, primarily due to the sale of properties in 2015. Our same store properties had an increase of approximately $2.7 million primarily due to increased amortization related to tenant improvements and leasing commissions and additional depreciation for a property that was previously held for sale.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the three months ended June 30, 2015, was approximately $21.4 million and was primarily comprised of defeasance costs related to early payoffs of debt. We had no loss on early extinguishment of debt for the three months ended June 30, 2014.
Benefit (Provision) for Income Taxes. Provision for income taxes for the three months ended June 30, 2015, was approximately $1.3 million, primarily due to taxes related to the sale of certain properties. We had a benefit for income taxes of approximately $0.1 million for the three months ended June 30, 2014.
Gain on Sale of Assets. We had approximately $44.6 million in gain on sale assets for the three months ended June 30, 2015 related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building. We had no gain on sale of assets for the three months ended June 30, 2014.
Six months ended June 30, 2015, as compared to the six months ended June 30, 2014
Rental Revenue.  Rental revenue for the six months ended June 30, 2015, was approximately $145.9 million as compared to approximately $141.3 million for the six months ended June 30, 2014, a $4.6 million increase. Our non-same store properties had an increase of approximately $0.8 million in rental revenue, primarily due to the acquisition of 5950 Sherry Lane and the development of Two BriarLake Plaza. Our same store properties had an increase of approximately $3.8 million, primarily due to an increase in rental rates resulting in an increase in revenue of approximately $2.8 million, an increase in occupancy resulting in an increase in rental revenue of approximately $1.3 million, and increases in other revenue of approximately $2.2 million. These increases were partially offset by an increase in free rent concessions resulting in a decrease to rental revenue of approximately $2.5 million.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2015, were approximately $46.1 million as compared to approximately $48.6 million for the six months ended June 30, 2014, a $2.5 million decrease. Our non-same store properties had a decrease of approximately $1.5 million, primarily due to the sale of properties in 2015. Our same store properties had a decrease of approximately $1.0 million, primarily due to lower tenant improvement demolition costs and lower bad debt expense.
Interest Expense.  Interest expense for the six months ended June 30, 2015, was approximately $32.0 million as compared to approximately $33.4 million for the six months ended June 30, 2014, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $1.4 million decrease was primarily due to lower overall borrowings due to the payoff of debt and lower overall interest rates, partially offset by an increase in amortization of deferred financing fees related to our new credit facility.
Asset Impairment Losses. We had approximately $0.1 million in asset impairment losses for the six months ended June 30, 2015, as compared to approximately $8.2 million in asset impairment losses for the six months ended June 30, 2014. The impairment loss recorded in 2015 related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place. The impairment loss recorded in 2014 related to an asset assessed for impairment due to a change in management’s estimate of the intended hold period.
General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2015, were approximately $25.9 million as compared to approximately $9.3 million for the six months ended June 30, 2014, and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, audit and tax fees, legal fees, costs related to our efforts in pursuit of listing our common stock on the NYSE, acquisition expenses, other administrative expenses, reimbursement of certain expenses to BHT Advisors, and buyout and termination fees paid to HPT Management and BHT Advisors.  The $16.6 million increase in general and administrative expenses is primarily due to the approximately $10.2 million in buyout and termination fees (combined) paid to HPT Management and BHT Advisors, costs related to our efforts in pursuit of listing our common stock on the NYSE of approximately $3.0 million, acquisition expense of approximately $0.8 million, and increased payroll costs.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2015, was approximately $61.1 million as compared to approximately $58.1 million for the six months ended June 30, 2014, a $3.0 million increase. Our non-same store properties had an increase of approximately $1.0 million primarily due to the acquisition of 5950 Sherry Lane and the development of Two BriarLake Plaza. Our same store properties had an increase of approximately $2.0 million primarily due to increased amortization related to tenant improvements and leasing commissions.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the six months ended June 30, 2015, was approximately $21.4 million and was primarily comprised of defeasance costs related to early payoffs of debt. We had no loss on early extinguishment of debt for the six months ended June 30, 2014.
Gain on Sale of Assets. We had approximately $44.6 million in gain on sale assets for the six months ended June 30, 2015 related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building. We had no gain on sale of assets for the six months ended June 30, 2014.

Cash Flow Analysis
Six months ended June 30, 2015, as compared to six months ended June 30, 2014
Cash used in operating activities was approximately $33.3 million for the six months ended June 30, 2015. Cash provided by operating activities for the six months ended June 30, 2014, was approximately $12.3 million. The approximately $45.6 million change is attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $7.7 million more net cash outflows from working capital assets and liabilities in 2015 compared to 2014; (2) approximately $34.6 million less cash received from the results of our consolidated real estate property operations, including discontinued operations, net of interest expense and general and administrative expenses, including costs associated with listing on the NYSE and termination fees and buyout fees paid to BHT Advisors and HPT Management, respectively; and (3) an increase in cash paid for lease commissions and other lease intangibles of approximately $3.3 million.
Cash provided by investing activities for the six months ended June 30, 2015, was approximately $374.9 million and was primarily comprised of proceeds from the sale of properties of approximately $452.4 million and changes in restricted cash of approximately $5.7 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $41.0 million and purchases of real estate, a ground lease, investments in unconsolidated entities, and escrow deposits for anticipated real estate purchases of approximately $41.8 million. Cash used in investing activities for the six months ended June 30, 2014, was approximately $49.2 million and was primarily comprised of monies used to fund capital expenditures for existing real estate and real estate under development.
Cash used in financing activities for the six months ended June 30, 2015, was approximately $219.9 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable. Cash used in financing activities for the six months ended June 30, 2014, was approximately $19.7 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable.
Funds from Operations (“FFO”)

Historical cost accounting for real estate assets in accordance with principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper on Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated entities which resulted from measurable decreases in the fair value of the depreciable real estate held by the unconsolidated entity), plus depreciation and amortization of real estate assets, and after related adjustments for unconsolidated entities and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property which we may not recover.

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

FFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Additionally, the exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment charge indicates that operating performance has been permanently affected.  FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.  FFO is a non-GAAP measurement and should be reviewed in connection with other GAAP measurements.  Our FFO attributable to common stockholders as presented may not be comparable to amounts calculated by other REITs that do not define FFO in the same way that we do.

The following section presents our calculations of FFO attributable to common stockholders for the three and six months ended June 30, 2015 and 2014, and provides additional information related to our FFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(1,173)	$(17,300)	$(7,075)	$(46,957)
Net loss attributable to noncontrolling interests	22	21	32	64
Adjustments (1) (2):
Real estate depreciation and amortization	32,448	36,398	63,757	72,321
Impairment of depreciable real estate assets	—	—	132	8,225
Gain on sale of depreciable real estate	(50,641)	—	(59,247)	—
Taxes associated with sale of depreciable real estate	1,264	—	1,264	—
Noncontrolling interests (OP units and vested restricted stock units) share of above adjustments	29	(53)	(10)	(117)
FFO attributable to common stockholders	$(18,051)	$19,066	$(1,147)	$33,536
Weighted average common shares outstanding - basic	49,893	49,877	49,892	49,874
Weighted average common shares outstanding - diluted (3)	49,893	49,937	49,892	50,001
Net loss per common share - basic and diluted (3)	$(0.02)	$(0.35)	$(0.14)	$(0.94)
FFO per common share - basic and diluted	$(0.36)	$0.38	$(0.02)	$0.67
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.

Three months ended June 30, 2015, as compared to the three months ended June 30, 2014
FFO attributable to common stockholders for the three months ended June 30, 2015, was a negative of approximately $18.1 million as compared to a positive of approximately $19.1 million for the three months ended June 30, 2014, a decrease of approximately $37.2 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of $2.9 million. A decrease in FFO attributable to common stockholders from continuing operations of approximately $34.3 million primarily related to the following factors:
•loss on early extinguishment of debt of approximately $21.4 million; and

•
an increase in general and administrative expenses of approximately $14.9 million, primarily due to approximately $10.2 million of aggregate termination and buyout fees paid to BHT Advisors and HPT Management, $2.5 million of costs associated with our listing on the NYSE, and acquisition expense of approximately $0.8 million;

partially offset by:

•	an increase in property net operating income of approximately $1.3 million; and

•	lower interest expense of approximately $1.3 million.
Six months ended June 30, 2015, as compared to the six months ended June 30, 2014
FFO attributable to common stockholders for the six months ended June 30, 2015, was a negative of approximately $1.1 million as compared to a positive of approximately $33.5 million for the six months ended June 30, 2014, a decrease of approximately $34.6 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $3.0 million. The decrease in FFO attributable to common stockholders from continuing operations of approximately $31.6 million primarily related to the following factors:

•	loss on early extinguishment of debt of approximately $21.4 million;

•
an increase in general and administrative expenses of approximately $16.6 million, primarily due to approximately $10.2 million of aggregate termination and buyout fees paid to BHT Advisors and HPT Management, $3.0 million of costs associated with our listing on the NYSE, and acquisition expense of approximately $0.8 million;

partially offset by:
•an increase in property net operating income of approximately $5.4 million; and

•	lower interest expense of approximately $1.4 million.
For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 26.

Same Store GAAP Net Operating Income and Same Store Cash Net Operating Income (“Same Store GAAP NOI” and “Same Store Cash NOI”)

Same Store GAAP NOI is equal to rental revenue, less lease termination fee income, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties and is considered a non-GAAP financial measure. Same Store Cash NOI is equal to Same Store GAAP NOI less non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent. The same store properties include our consolidated operating properties owned and operated for the entirety of the current and comparable periods.  We view Same Store GAAP NOI and Same Store Cash NOI as important measures of the operating performance of our properties because they allow us to compare operating results of consolidated properties owned and operated for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods under review.

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

The table below presents our Same Store GAAP NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands). The same store properties for this comparison consist of 26 properties and 9.3 million square feet.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Same Store Revenue:
Rental revenue	$60,706	$59,102	$120,968	$117,189
Less:
Lease termination fees	(125)	(576)	(670)	(696)
	60,581	58,526	120,298	116,493

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	18,063	18,731	37,503	37,608
Real estate taxes	9,164	8,634	18,382	17,351
Property management fees	1,891	1,788	3,825	3,578
Property Expenses	29,118	29,153	59,710	58,537
Same Store GAAP NOI	31,463	29,373	60,588	57,956
Less:
Straight-line rent revenue adjustment	(2,673)	(875)	(2,969)	(2,067)
Amortization of above- and below-market rents, net	(1,192)	(926)	(2,275)	(1,895)
Same Store Cash NOI	$27,598	$27,572	$55,344	$53,994

Reconciliation of net loss to Same Store GAAP NOI and Same Store Cash NOI
Net loss	$(1,173)	$(17,300)	$(7,075)	$(46,957)
Adjustments:
Interest expense	15,460	16,818	31,982	33,414
Asset impairment losses	—	—	132	8,225
Tenant improvement demolition costs	—	245	52	989
General and administrative	18,657	4,606	25,069	9,301
Acquisition expense	813	—	815	—
Depreciation and amortization	31,081	29,182	61,103	58,103
Interest and other income	(141)	(96)	(286)	(344)
Loss on early extinguishment of debt	21,412	—	21,448	—
Provision (benefit) for income taxes	1,338	(59)	1,262	9
Equity in operations of investments	(69)	(795)	(312)	(883)
(Income) loss from discontinued operations	121	3,191	(1,369)	7,285
Gain on sale of discontinued operations	(6,077)	—	(14,683)	—
Gain on sale of assets	(44,564)	—	(44,564)	—
Net operating income of non-same store properties	(5,270)	(5,843)	(12,316)	(10,490)
Lease termination fees	(125)	(576)	(670)	(696)
Same Store GAAP NOI	31,463	29,373	$60,588	$57,956
Straight-line rent revenue adjustment	(2,673)	(875)	(2,969)	(2,067)
Amortization of above- and below-market rents, net	(1,192)	(926)	(2,275)	(1,895)
Same Store Cash NOI	$27,598	$27,572	$55,344	$53,994

Same Store GAAP NOI increased approximately $2.1 million, or 7.1%, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Same Store Cash NOI during the three months ended June 30, 2015, had no significant change compared to the three months ended June 30, 2014. Same Store GAAP NOI increased approximately $2.6 million, or 4.5%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Same Store Cash NOI increased approximately $1.4 million, or 2.5%, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 26.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of approximately $153.2 million and restricted cash of approximately $29.6 million.  We also have a credit facility with a borrowing capacity of $750.0 million (as described in more detail below). As of June 30, 2015, we had approximately $525.0 million drawn and had the ability to additionally borrow approximately $66.0 million under the credit facility as a whole. Additional availability may be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool.

Our expected actual and potential short and long-term liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, and proceeds from the sales of properties in connection with our efforts to sharpen our geographic focus. We believe our recent listing on the NYSE will facilitate supplementing these sources by selling equity or debt securities of the Company if and when we believe appropriate to do so.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

Generally, our operating cash needs are property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures (approximately $47.5 million and $237.4 million of debt matures in 2015 and 2016, respectively), capital improvements to our properties, including commitments for future tenant improvements, property acquisitions, and distributions to our stockholders. We will also need to pay the cash purchase price, and related fees and expenses, in connection with our up to $50.0 million modified “Dutch Auction” tender offer, which we commenced on July 23, 2015. We intend to fund the purchase price for shares of common stock accepted for payment pursuant to the tender offer, and related fees and expenses, from available cash and/or borrowings under our credit facility.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable was approximately $1.0 billion in principal amount at June 30, 2015, and was secured by real estate assets with a carrying value of approximately $1.4 billion as of June 30, 2015. As of June 30, 2015, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $53.9 million from borrowings on our construction loan for Two BriarLake Plaza. As of June 30, 2015, the stated annual interest rates on our outstanding notes payable, excluding mezzanine financing, ranged from 3.04% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of June 30, 2015, the weighted average stated interest rate for our consolidated notes payable is approximately 4.47%.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings of up to $750.0 million. The facility consists of a $250.0 million term loan, a $275.0 million term loan, and a $225.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 260 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool that consists of eleven properties owned by certain of our subsidiaries as of June 30, 2015. As of June 30, 2015, we had approximately $525.0 million in borrowings outstanding under the term loans and no borrowings outstanding under the revolving line of credit with an additional $66.0 million of borrowings available under the facility as a whole. Additional availability may be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool. As of June 30,

2015, the weighted average stated interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.46%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2015, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from December 2015 to June 2022.
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

In April 2015, our board of directors authorized a distribution payable to stockholders of record as of June 30, 2015, which was paid on July 8, 2015. The declared distribution rate was equal to $0.18 per share of common stock, which equated to approximately $9.0 million paid to our common stockholders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of June 30, 2015, we had approximately $578.9 million of debt that bears interest at a variable rate. Approximately $525.0 million of this variable rate debt has been effectively fixed through the use of interest rate swaps.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $0.5 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of approximately $0.1 million. A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in the fair value of our interest rate swaps of approximately $27.1 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in the fair value of our interest rate swaps of approximately $27.9 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2015, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, in connection with the termination of administrative services previously provided by BHT Advisors, we acquired a new license for the software related to accounting for our fixed assets. This is the same software that was previously used by BHT Advisors, and the data was transferred. While we believe there was no significant change in internal control that resulted from this change, there are inherent risks associated with implementing software changes. We believe the internal controls over financial reporting continue to be designed appropriately and operate effectively over this new software. There were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.
There is no assurance that an active market will develop for our shares of common stock or regarding the prices at which our shares may trade.

Our shares of common stock were listed on the NYSE on July 23, 2015. Listing on the NYSE does not ensure that an active market will develop for our common stock. It is possible that the daily trading volumes for our common stock may be relatively small compared to other publicly traded securities. Accordingly, no assurance can be given as to (1) the likelihood that an active market for the stock will develop, (2) the liquidity of any such market, (3) the ability of our stockholders to sell their common stock or (4) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares will trade.

Because we have a large number of stockholders and our common stock was not listed on a national securities exchange prior to July 23, 2015, there may be significant pent-up demand to sell our shares. Significant sales of our common stock, or the perception that significant sales of such shares could occur, may cause the market price of our common stock to decline significantly.

Prior to July 23, 2015, our common stock was not listed on any national securities exchange, and the ability of stockholders to liquidate their investments was limited. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

We recently commenced a self-tender offer, which could burden our liquidity resources and may not prove to be the best use of our capital.

In connection with the listing of our common stock on the NYSE on July 23, 2015, we commenced a tender offer (subject to all appropriate filings with the SEC) to purchase outstanding shares of our common stock. Although we may purchase up to $50.0 million of common stock in the self-tender offer at a purchase price not greater than $21.00 nor less than $19.00 per share, we can provide no assurance regarding the ultimate size of such tender offer or the purchase price in connection with such tender offer. The price that we pay for shares in the tender offer may be dilutive and may not be the best use of our capital. The actual amount of cash needed to fund the self-tender offer will depend on how many stockholders elect to tender. We may choose to fund the tender offer and all related fees and expenses with available cash and/or borrowings available under our existing credit facility. This use of our cash and borrowings will burden our liquidity and will prevent us from using the cash or borrowings for other opportunities, such as new investments, distributions or paying down debt.

The availability, timing, and amount of any cash distributions are uncertain.
On July 30, 2015, our board of directors authorized a distribution payable on October 8, 2015 to stockholders of record as of September 30, 2015. In addition, on April 30, 2015, our board of directors authorized a distribution, which was paid on July 8, 2015, to stockholders of record as of June 30, 2015. Prior to the declaration of such distributions, our board of directors previously determined on December 19, 2012, to cease paying distributions. One of our objectives for 2015 is to reinstate sustainable quarterly distributions payable from cash provided by operations. We can provide no assurance, however, regarding the availability, timing or amount of any cash distributions. Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. Our board also considers the requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended. We can provide no assurance that sufficient funds will be available to pay distributions on a regular basis or at all.
The market price and trading volume of our common stock may be volatile.

The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in our Annual Report on Form 10-K or in our other public filings;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances or the perception that such equity issuances may occur;

•	failure to meet earnings estimates;

•	failure to maintain our status as a REIT; and

•	general market and economic conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the second quarter ended June 30, 2015. These purchases represent fractional shares of common stock purchased in connection with the one-for-six reverse stock split that occurred on June 2, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2015	—	—	not applicable	not applicable
May 2015	—	—	not applicable	not applicable
June 2015	31,319	$26.88	not applicable	not applicable

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

On July 30, 2015, our board of directors determined that the 2015 annual meeting of stockholders will be held on December 3, 2015 (the “Annual Meeting”).

The date of mailing of the proxy materials in connection with the Annual Meeting has advanced by more than 30 days from the anniversary of the mailing date of the proxy materials for our 2014 annual meeting of stockholders. Accordingly, in accordance with our bylaws, the deadline for receipt of nominations by stockholders of candidates for director or proposals of other business by stockholders not intended to be included in our proxy materials has been set at August 10, 2015. Such nominations or other proposals must comply with the requirements set forth in our bylaws.

In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of stockholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 has been set at August 10, 2015. Stockholder proposals must comply with all of the applicable requirements set forth in the rules and regulations of the SEC, including Rule 14a-8.

Nominations and other stockholder proposals must be submitted in writing and addressed to: Corporate Secretary, TIER REIT, Inc., 17300 Dallas Parkway, Suite 1010, Dallas, Texas.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER REIT, INC.
Dated: August 5, 2015	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)
3.2	Articles Supplementary (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)
3.3	Articles of Amendment of the Company (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
3.4
Second Articles of Amendment to Ninth Articles of Amendment and Restatement of TIER REIT, Inc., effective as of June 2, 2015 (previously filed and incorporated by reference to Form 8-K filed on June 3, 2015)

3.5
Third Articles of Amendment to Ninth Articles of Amendment and Restatement of TIER REIT, Inc., effective as of June 2, 2015 (previously filed and incorporated by reference to Form 8-K filed on June 3, 2015)

10.1
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.2
Second Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.3
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.4
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.5
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.6
Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; the Financial Institutions party thereto and their assignees as Lenders; Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent; and U.S. Bank National Association and Fifth Third Bank as Co-Documentation Agents (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.7
Amended and Restated Guaranty, dated as of June 30, 2015, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto in favor of Wells Fargo Bank, National Association in its capacity as Administrative Agent for the Lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
99.1
First Amendment to Amended and Restated Credit Agreement, dated as of July 20, 2015, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; certain subsidiaries of TIER REIT, Inc. signatory thereto; and Wells Fargo Bank National Association as Administrative Agent (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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