Form 10-Q
period 2015-09-30
TIER REIT INC
filed 2015-11-04
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________
Commission File Number: 001-37512
TIER REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	68-0509956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5950 Sherry Lane, Suite 700, Dallas, Texas 75225
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

As of October 30, 2015, TIER REIT, Inc. had 47,431,296 shares of common stock, $.0001 par value, outstanding.

TIER REIT, INC.
FORM 10-Q
Quarter Ended September 30, 2015

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Real estate
Land	$184,318	$286,430
Land held for development	44,834	—
Buildings and improvements, net	1,361,270	1,482,336
Total real estate	1,590,422	1,768,766
Cash and cash equivalents	7,769	31,442
Restricted cash	16,615	35,324
Accounts receivable, net	74,817	83,380
Prepaid expenses and other assets	22,875	7,129
Investments in unconsolidated entities	85,377	39,885
Deferred financing fees, net	12,826	10,783
Lease intangibles, net	85,869	94,690
Other intangible assets, net	10,185	2,144
Assets associated with real estate held for sale	—	137,640
Total assets	$1,906,755	$2,211,183
Liabilities and equity
Liabilities
Notes payable	$1,089,629	$1,194,085
Accounts payable	1,477	2,790
Payables to related parties	302	2,041
Accrued liabilities	72,719	77,375
Acquired below-market leases, net	13,321	16,984
Distributions payable	8,556	—
Other liabilities	30,642	21,405
Obligations associated with real estate held for sale	—	108,343
Total liabilities	1,216,646	1,423,023
Commitments and contingencies
Series A Convertible Preferred Stock	2,700	4,626
Equity
Preferred stock, $.0001 par value per share; 17,490,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,241,851 and 49,877,350 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively (1)	5	5
Additional paid-in capital (1)	2,598,333	2,645,927
Cumulative distributions and net loss attributable to common stockholders	(1,902,927)	(1,862,555)
Accumulated other comprehensive loss	(10,148)	(788)
Stockholders’ equity	685,263	782,589
Noncontrolling interests	2,146	945
Total equity	687,409	783,534
Total liabilities and equity	$1,906,755	$2,211,183
_________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected June 2, 2015.
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Rental revenue	$69,423	$72,157	$215,280	$213,451
Expenses
Property operating expenses	21,290	22,464	67,346	71,098
Interest expense	12,765	16,706	44,747	50,120
Real estate taxes	9,670	11,272	31,512	31,528
Property management fees	342	2,229	4,779	6,480
Asset impairment losses	—	—	132	8,225
General and administrative	10,123	4,515	36,007	13,816
Depreciation and amortization	31,446	29,885	92,549	87,988
Total expenses	85,636	87,071	277,072	269,255
Interest and other income	267	88	553	432
Loss on early extinguishment of debt	(30)	—	(21,478)	—
Loss from continuing operations before income taxes, equity in operations of investments, and gain (loss) on sale of assets	(15,976)	(14,826)	(82,717)	(55,372)
Provision for income taxes	(36)	(36)	(1,298)	(45)
Equity in operations of investments	(159)	431	153	1,314
Loss from continuing operations before gain (loss) on sale of assets	(16,171)	(14,431)	(83,862)	(54,103)
Discontinued operations
Income (loss) from discontinued operations	21	(5,975)	1,390	(13,260)
Gain on sale of discontinued operations	403	4,026	15,086	4,026
Discontinued operations	424	(1,949)	16,476	(9,234)
Gain (loss) on sale of assets	(85)	—	44,479	—
Net loss	(15,832)	(16,380)	(22,907)	(63,337)
Noncontrolling interests in continuing operations	58	34	118	91
Noncontrolling interests in discontinued operations	(1)	(9)	(29)	(2)
Dilution of Series A Convertible Preferred Stock	1,926	—	1,926	—
Net loss attributable to common stockholders	$(13,849)	$(16,355)	$(20,892)	$(63,248)
Basic and diluted weighted average common shares outstanding (1)	48,842,711	49,877,350	49,538,652	49,875,410
Basic and diluted income (loss) per common share: (1)
Continuing operations	$(0.29)	$(0.29)	$(0.75)	$(1.08)
Discontinued operations	0.01	(0.04)	0.33	(0.19)
Basic and diluted loss per common share	$(0.28)	$(0.33)	$(0.42)	$(1.27)

Distributions declared per common share (1)	$0.18	$—	$0.36	$—

Net income (loss) attributable to common stockholders:
Continuing operations	$(14,272)	$(14,397)	$(37,339)	$(54,012)
Discontinued operations	423	(1,958)	16,447	(9,236)
Net loss attributable to common stockholders	$(13,849)	$(16,355)	$(20,892)	$(63,248)
Comprehensive loss:
Net loss	$(15,832)	$(16,380)	$(22,907)	$(63,337)
Other comprehensive loss: unrealized loss on interest rate derivatives	(10,966)	—	(9,376)	—
Comprehensive loss	(26,798)	(16,380)	(32,283)	(63,337)
Comprehensive loss attributable to noncontrolling interests	76	25	105	89
Comprehensive loss attributable to common stockholders	$(26,722)	$(16,355)	$(32,178)	$(63,248)
_________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected June 2, 2015.
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Common Stock (1)		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital (1)
Nine months ended September 30, 2015
Balance at January 1, 2015	49,877	$5	$2,645,927	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(22,818)	—	(89)	(22,907)
Unrealized loss on interest rate derivatives	—	—	—	—	(9,360)	(16)	(9,376)
Share based compensation, net	28	—	1,321	—	—	11	1,332
Redemption of common stock	(2,663)	—	(50,841)	—	—	—	(50,841)
Contributions by noncontrolling interest	—	—	—	—	—	1,325	1,325
Distributions declared:
Common stock ($0.36 per share) (1)	—	—	—	(17,550)	—	—	(17,550)
Series A Convertible Preferred Stock ($0.36 per share) (1)	—	—	—	(4)	—	—	(4)
Noncontrolling interest	—	—	—	—	—	(30)	(30)
Dilution of Series A Convertible Preferred Stock	—	—	1,926	—	—	—	1,926
Balance at September 30, 2015	47,242	$5	$2,598,333	$(1,902,927)	$(10,148)	$2,146	$687,409

Nine months ended September 30, 2014
Balance at January 1, 2014	49,865	$5	$2,646,766	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	(63,248)	—	(89)	(63,337)
Share based compensation, net	12	—	769	—	—	124	893
Distributions declared:
Noncontrolling interest	—	—	—	—	—	(37)	(37)
Balance at September 30, 2014	49,877	$5	$2,647,535	$(1,910,287)	$—	$825	$738,078
 _________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected June 2, 2015.

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss	$(22,907)	$(63,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment losses	132	8,225
Gain on sale of assets	(44,479)	—
Gain on sale of discontinued operations	(15,086)	(4,026)
Loss on early extinguishment of debt	598	26
Amortization of restricted shares and units	1,604	1,034
Depreciation and amortization	92,549	105,987
Amortization of lease intangibles	(963)	50
Amortization of above- and below-market rent	(4,586)	(2,990)
Amortization of deferred financing and mark-to-market costs	2,644	2,149
Equity in operations of investments	(153)	(1,314)
Ownership portion of management and financing fees from unconsolidated companies	350	357
Distributions from investments	569	591
Change in accounts receivable	(6,647)	(4,831)
Change in prepaid expenses and other assets	1,275	(2,092)
Change in lease commissions	(14,571)	(14,407)
Change in other lease intangibles	(470)	(668)
Change in accounts payable	(849)	(2,492)
Change in accrued liabilities	(8,830)	(1,360)
Change in other liabilities	2,113	1,436
Change in payables to related parties	(1,518)	135
Cash provided by (used in) operating activities	(19,225)	22,473

Cash flows from investing activities
Escrow deposits	(15,000)	—
Return of investments	631	969
Purchase of ground lease	(7,200)	—
Purchases of real estate	(163,184)	—
Investments in unconsolidated entities	(34,773)	(260)
Capital expenditures for real estate	(55,339)	(53,476)
Capital expenditures for real estate under development	(2,555)	(20,125)
Proceeds from sale of discontinued operations	59,706	19,144
Proceeds from sale of assets	414,628	—
Change in restricted cash	18,709	65
Cash provided by (used in) investing activities	215,623	(53,683)

Cash flows from financing activities
Financing costs	(5,678)	(42)
Proceeds from notes payable	715,905	45,922
Payments on notes payable	(870,471)	(71,333)
Payments on capital lease obligations	(12)	(22)
Redemptions of common stock	(50,842)	—
Transfer of common stock	(270)	(141)
Distributions paid to Series A Convertible Preferred and common stockholders	(9,013)	—
Distributions paid to noncontrolling interests	(15)	(37)
Contributions from noncontrolling interests	325	—
Cash used in financing activities	(220,071)	(25,653)

Net change in cash and cash equivalents	(23,673)	(56,863)
Cash and cash equivalents at beginning of period	31,442	57,786
Cash and cash equivalents at end of period	$7,769	$923

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas-based real estate investment trust focused on maximizing total return to stockholders through the combination of stock appreciation and income derived from a sustainable distribution. As used herein, “TIER REIT,” “TIER,” the “Company,” “we,” “us” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER’s investment strategy is to acquire, develop, and operate a portfolio of best-in-class office properties in select U.S. markets that consistently lead the nation in population and office-using employment growth. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of September 30, 2015, we owned interests in 35 operating office properties, one recently developed non-operating office property, and one retail property, located in 16 markets throughout the United States.

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

On June 2, 2015, we filed articles of amendment to our charter to effect a one-for-six reverse stock split of our existing common stock. The par value of our common stock remained at $0.0001 per share, and we recorded an adjustment to the common stock value with an offset to additional paid-in-capital to reflect the change for all periods presented. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), all share information presented has been retroactively adjusted to reflect the reverse stock split.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2015, and December 31, 2014, and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended September 30, 2015 and 2014, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2015, and December 31, 2014, and our results of operations and our cash flows for the periods ended September 30, 2015 and 2014.  These adjustments are of a normal recurring nature.

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

Real Estate

As of September 30, 2015, and December 31, 2014, the cost basis and accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of September 30, 2015
Cost	$1,904,508	$162,122	$5,382	$(52,744)
Less: accumulated depreciation and amortization	(543,238)	(77,771)	(3,864)	39,423
Net	$1,361,270	$84,351	$1,518	$(13,321)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2014
Cost	$2,039,765	$215,913	$11,785	$(59,605)
Less: accumulated depreciation and amortization	(557,429)	(123,242)	(9,766)	42,621
Net	$1,482,336	$92,671	$2,019	$(16,984)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of October 2015 to an ending date of December 2030.  Anticipated amortization associated with the acquired lease intangibles for each of the following five years is as follows (in thousands):

October 2015 - December 2015	$1,614
2016	$5,203
2017	$2,493
2018	$1,194
2019	$1,044

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Straight-line rental revenue receivable	$69,788	$73,266
Tenant receivables	6,693	10,165
Non-tenant receivables	2,136	1,150
Allowance for doubtful accounts	(3,800)	(1,201)
Total	$74,817	$83,380

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include escrow deposits for the purchase of properties that we have contracted to acquire, deferred tax assets and prepaid directors’ and officers’ insurance, as well as prepaid insurance, prepaid real estate taxes, and utility and other deposits of the properties we consolidate.

Deferred Financing Fees, net

The following is a summary of our deferred financing fees as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cost	$20,580	$24,704
Less: accumulated amortization	(7,754)	(13,921)
Net	$12,826	$10,783

 Other Intangible Assets, net

Other intangible assets consist of ground leases on certain of our properties. As of September 30, 2015, and December 31, 2014, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Cost	$11,177	$2,978
Less: accumulated amortization	(992)	(834)
Net	$10,185	$2,144

We amortize the value of other intangible assets to expense over their estimated remaining useful lives which have ending dates of December 2032 and December 2044.  Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

October 2015 - December 2015	$99
2016	$397
2017	$397
2018	$397
2019	$397

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. At September 30, 2015, we had no properties classified as real estate held for sale. At December 31, 2014, we had three properties classified as real estate held for sale, one of which was reclassified to held for use in June 2015.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Each of the amounts presented below include rental revenue amounts recognized in discontinued operations.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended September 30, 2015 and 2014, was approximately $2.1 million and $0.4 million, respectively.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2015 and 2014, was approximately $9.1 million and $3.3 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2015 and 2014, was approximately $2.1 million and $0.7 million, respectively. The total net increase to rental revenues due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2015 and 2014, was approximately $4.6 million and $3.0 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended September 30, 2015 and 2014, we recognized lease termination fees of approximately $2.0 million and $1.0 million, respectively. For the nine months ended September 30, 2015 and 2014, we recognized lease termination fees of approximately $2.7 million and $2.0 million, respectively.

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

As of September 30, 2015, we have deferred tax liabilities of approximately $1.4 million and deferred tax assets, net of related valuation allowances, of approximately $1.3 million related to various state taxing jurisdictions.  At December 31, 2014, we had deferred tax liabilities of approximately $2.9 million and deferred tax assets, net of related valuation allowances, of approximately $2.5 million related to various state taxing jurisdictions.

Noncontrolling Interests

Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties, limited partnership units issued to third parties, and restricted stock units issued to our independent directors.

3.            New Accounting Pronouncements

In April 2014, FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties generally no longer qualify as discontinued operations. However, properties sold or initially classified as held for sale prior to January 1, 2015, will continue to be reported as discontinued operations. Properties that were held for sale prior to January 1, 2015, that are reclassified to held for use after January 1, 2015, will be reported as continuing operations.
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

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2015, and December 31, 2014 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
September 30, 2015
Derivative financial instruments:
Liabilities	$(10,165)	$—	$(10,165)	$—

December 31, 2014
Derivative financial instruments:
Liabilities	$(789)	$—	$(789)	$—

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

During the nine months ended September 30, 2015, we recorded additional impairment losses of approximately $0.1 million for final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place, which was impaired at December 31, 2014, and sold in 2015. During the year ended December 31, 2014, we also recorded impairment losses for a property classified as held for sale and assessed for impairment due to a change in management’s estimate of the intended hold period.

The following table summarizes those assets which were measured at fair value and impaired during 2015 and 2014 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the nine months ended September 30, 2015
Real estate (1)	$11,489	$—	$11,489	$—	$(132)

for the year ended December 31, 2014
Real estate (2)	$11,489	$—	$11,489	$—	$(4,940)
Real estate held for sale (3)	$42,000	$—	$—	$42,000	$(8,225)
_______________
(1) Recorded in the quarter ended March 31, 2015.
(2) Recorded in the quarter ended December 31, 2014.
(3) Recorded in the quarter ended March 31, 2014.

Financial Instruments not Reported at Fair Value

Financial instruments held at September 30, 2015, and December 31, 2014, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities, distributions payable, and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our notes payable as of September 30, 2015, and December 31, 2014, are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$1,089,629	$1,097,260	$1,194,085	$1,216,991
Notes payable associated with real estate held for sale	$—	$—	$97,257	$95,011

5.           Real Estate Activities

Acquisitions
On June 24, 2015, we acquired a 95% interest in a ground lease of 0.81 acres, including an existing building, to be used for future development located in the central business district of Austin, Texas (“Third + Shoal”). The purchase price for our interest was $7.5 million. Substantially all of the purchase price was allocated to a ground lease intangible that will be amortized over the initial term of the lease which ends in December 2044. The lease has a renewal option to extend the term through December 2113.
On June 25, 2015, we acquired a 95% interest in 4.0 acres of vacant land to be used for future development located in the Legacy Town Center submarket of Plano, Texas (“Legacy Land”). The purchase price for our interest was $6.2 million.
On July 23, 2015, we acquired various interests in real estate, both existing operating properties and unimproved land, located in Austin, Texas, (“The Domain”) for a contract purchase price of approximately $201.1 million which after applying purchase credits received, equates to approximately $198.2 million total consideration paid. The acquisition included two wholly-owned office buildings, interests in two additional office buildings, various tracts of land, approximately $22.0 million for parcels of land zoned for residential development (“Domain LMN”) and a deposit of approximately $15.0 million for an interest in a multifamily residential property (“Domain K”). On July 24, 2015, we sold Domain LMN to an unrelated third-party for approximately $22.0 million. On October 16, 2015, we completed the acquisition of Domain K for approximately $15.0 million and concurrently sold it to an unrelated third-party for approximately $15.0 million. Acquisition costs of approximately $0.7 million were expensed as incurred and are included in “general and administrative” in the accompanying condensed consolidated statements of operations.

The table below reflects total consideration transferred for the purchase of The Domain that was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date. The table also provides information regarding assets sold subsequent to the acquisition as detailed above (in thousands):

	Assets acquired and liabilities assumed	Assets sold subsequent to acquisition	Net
Land	$17,093	$—	$17,093
Land held for development (1)	74,457	(22,000)	52,457
Building and improvements	57,324	—	57,324
Prepaid expenses and other assets	15,000	(15,000)	—
Lease intangibles	12,070	—	12,070
Investment in Domain 2 & 7	26,784	—	26,784
Accrued liabilities	(1,800)	—	(1,800)
Acquired below-market leases	(2,741)	—	(2,741)
Total	$198,187	$(37,000)	$161,187
___________________
(1) On August 28, 2015, we contributed a wholly-owned tract of land valued at approximately $14.0 million to an unconsolidated entity in which we own a 50% interest.

Our Condensed Consolidated Statements of Operations include the operations of The Domain for the period from July 23, 2015 (the date of acquisition) through September 30, 2015. The following summary presents the results of operations (in thousands) for the three and nine months ended September 30, 2015 and 2014, on an unaudited proforma basis, as if the acquisition of The Domain (and the acquisition of 5950 Sherry Lane, for a purchase price of approximately $62.6 million which occurred on December 19, 2014) had occurred on January 1, 2014. This proforma condensed consolidated financial information is presented for informational purposes only and does not purport to be indicative of what financial results would have been if the transactions reflected herein had occurred on the date set forth above or been in effect during the periods indicated, nor should it be viewed as indicative of our financial results in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Rental revenue	$70,058	$76,469	$221,216	$226,276
Loss from continuing operations	$(16,075)	$(15,324)	$(41,113)	$(57,284)
Net loss attributable to common stockholders	$(13,668)	$(17,250)	$(22,622)	$(66,434)
Basic and diluted weighted average common shares outstanding	48,843	49,877	49,539	49,875
Basic and diluted loss per common share	$(0.28)	$(0.35)	$(0.46)	$(1.33)

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the nine months ended September 30, 2015, that are reported in continuing operations (in thousands):

	Date of Sale		Rentable Square Footage	Contract Sales Price	Proceeds from Sale
Property Name		Location
One and Two Chestnut Place	03/06/15	Worcester, MA	218	$14,000	$11,631
United Plaza	04/23/15	Philadelphia, PA	617	114,554	114,983
1650 Arch Street	04/23/15	Philadelphia, PA	553	76,290	76,573
1325 G Street (1) (2)	06/30/15	Washington, D.C.	307	152,000	145,520
Colorado Building (1)	06/30/15	Washington, D.C.	128	50,000	43,921
Domain LMN	07/24/15	Austin, TX	—	22,000	22,000
			1,823	$428,844	$414,628
__________________________
(1) On June 30, 2015, our 1325 G Street and Colorado Building properties were each sold to entities in which we acquired a noncontrolling 10% interest and the properties were deconsolidated.
(2) In connection with the sale of this property, approximately $100.0 million of proceeds from sale were used to pay off debt secured by the property.

The following table presents net income (loss) related to these properties for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss) from properties sold in 2015 and included in continuing operations	$22	$(1,010)	$233	$(4,208)

Sales of Real Estate Reported in Discontinued Operations

As discussed in Note 3, “New Accounting Pronouncements,” we adopted the provisions of the FASB guidance regarding the reporting of discontinued operations on January 1, 2015. The following presents our sales of real estate during the nine months ended September 30, 2015, and the year ended December 31, 2014, that are reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss because they were sold or classified as held for sale on or before December 31, 2014 (in thousands):

	Date of Sale		Rentable Square Footage	Contract Sales Price	Proceeds from Sale
Property Name		Location
for the nine months ended September 30, 2015
250 West Pratt (A)	03/19/15	Baltimore, MD	368	$63,500	$55,220
Fifth Third Center (A) (B)	04/07/15	Cleveland, OH	508	52,750	4,486
			876	$116,250	$59,706

for the year ended December 31, 2014
City Hall Plaza	09/16/14	Manchester, NH	210	$19,750	$19,130
222 South Riverside Plaza	12/19/14	Chicago, IL	1,184	(C)	223,670
			1,394		$242,800
_____________
(A) These properties were held for sale at December 31, 2014, and the operations were classified as discontinued operations.
(B) Proceeds from sale are reduced by approximately $47.1 million of debt that was assumed by the purchaser.
(C) The contract sales price for the 222 South Riverside Plaza property was approximately $247.0 million in cash, excluding transaction costs, credits, prorations, and adjustments, plus the conveyance of the 5950 Sherry Lane property in Dallas, Texas, from the purchaser to us.

The table below summarizes the results of operations for each of the properties that have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (in thousands). This includes properties sold or held for sale on or before December 31, 2014, and excludes a property that was held for sale at December 31, 2014, and then reclassified to held for use in 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Rental revenue	$27	$12,742	$4,593	$40,146
Expenses
Property operating expenses	6	4,295	1,729	12,654
Interest expense	—	4,569	720	13,571
Real estate taxes	—	2,171	633	7,040
Property management fees	—	374	121	1,190
Depreciation and amortization	—	6,360	—	17,999
Total expenses	6	17,769	3,203	52,454
Loss on early extinguishment of debt	—	(946)	—	(946)
Other expense	—	(2)	—	(6)
Income (loss) from discontinued operations	21	(5,975)	1,390	(13,260)
Gain on sale of discontinued operations (1)	403	4,026	15,086	4,026
Discontinued operations	$424	$(1,949)	$16,476	$(9,234)
____________
(1) The gain recognized in the third quarter of 2015 reflects a deferred gain related to completion of certain renovations at a property that we sold in 2013.

Real Estate Held for Sale

As of December 31, 2014, we had three properties classified as held for sale and the operations of each of those properties were classified as discontinued operations at that time. As of September 30, 2015, two of those properties have been sold, and the other property was reclassified to held for use. In connection with the property reclassified to held for use, approximately $1.3 million in depreciation and amortization was recorded to adjust the depreciated basis to be as if the property had continued to be used during the period it was held for sale. As of September 30, 2015, we had no properties classified as held for sale.

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

6.             Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of our noncontrolling interests in certain properties. On June 30, 2015, we sold our previously wholly-owned Colorado Building and 1325 G Street properties each to separate entities in which we own 10% noncontrolling interests. On July 23, 2015, we acquired a 49.84% interest in Domain 2 and Domain 7 as part of our acquisition of The Domain. On August 28, 2015, we contributed Domain 8, a wholly-owned tract of land also acquired as a part of our acquisition of The Domain to an unconsolidated entity in which we own a 50% interest and began an office building development project on the site.

The following is a summary of our investments in unconsolidated entities as of September 30, 2015, and December 31, 2014 (in thousands):

	Ownership Interest
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Wanamaker Building (1)	60.00%	60.00%	$38,304	$38,609
Domain 2 & 7 (2)	49.84%	—	26,937	—
Domain 8 (2)	50.00%	—	14,002	—
Paces West	10.00%	10.00%	647	1,276
Colorado Building	10.00%	100.00%	1,007	—
1325 G Street	10.00%	100.00%	4,480	—
Total			$85,377	$39,885
_________________
(1) All major decisions for this entity require a vote of 70% (and in some instances 75%) of the ownership group.
(2) All major decisions for this entity are made by the other owner.

For the three months ended September 30, 2015 and 2014, we recorded a loss of approximately $0.2 million and income of approximately $0.4 million in equity in operations of investments, respectively.  For the nine months ended September 30, 2015 and 2014, we recorded income of approximately $0.2 million and $1.3 million in equity in operations of investments, respectively. Our equity in operations of investments for the three and nine months ended September 30, 2015 and 2014, represents our proportionate share of the combined earnings and losses from these investments for the period of our ownership. For the nine months ended September 30, 2015 and 2014, we recorded approximately $1.2 million and $1.6 million of distributions from our investments in unconsolidated entities, respectively.

7.             Real Estate Under Development

We capitalize interest, property taxes, insurance, and direct construction costs on our real estate under development, which includes the development of a new commercial office building at Two BriarLake Plaza in Houston, Texas (“Two BriarLake Plaza”).  For the nine months ended September 30, 2015, we capitalized a total of approximately $6.3 million for the development of Two BriarLake Plaza, including approximately $0.9 million in interest.  For the nine months ended September 30, 2014, we capitalized a total of approximately $20.7 million for the development of Two BriarLake Plaza, including approximately $1.9 million in interest.  We completed the major construction activity of Two BriarLake Plaza in the third quarter of 2014, and the property was classified within “land” and “buildings and improvements, net” on our condensed consolidated balance sheet at that time. Tenant improvements are ongoing and the building is not yet held as fully available for occupancy. We have a construction loan that provides up to $66.0 million in available borrowings for the development. As of September 30, 2015, approximately $55.8 million has been drawn on the loan.

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of September 30, 2015. The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2015, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our condensed consolidated balance sheets, as of September 30, 2015, and December 31, 2014 (in thousands):

Derivatives designated as hedging instruments:	Derivative Liabilities
	September 30, 2015	December 31, 2014

Interest rate swaps	$(10,165)	$(789)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion)
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps	$(10,966)	$—	$(9,376)	$—

	Amount reclassified from OCI into income (effective portion)
	Three Months Ended		Nine Months Ended
Location	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense (1)	$2,061	$—	$3,341	$—
____________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $7.1 million will be reclassified as an increase to interest expense.

As of September 30, 2015, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $10.8 million.  As of September 30, 2015, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at September 30, 2015, we could have been required to settle our obligations under the agreements at the termination value of approximately $10.8 million.

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

9.          Notes Payable

Our notes payable was approximately $1.1 billion in principal amount at September 30, 2015, and was secured by real estate assets with a carrying value of approximately $1.4 billion as of September 30, 2015. As of September 30, 2015, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $156.8 million from borrowings on our revolving line of credit and our construction loan for Two BriarLake Plaza. As of September 30, 2015, the stated annual interest rates on our outstanding notes payable, excluding mezzanine financing, ranged from 1.81% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of September 30, 2015, the effective weighted average interest rate for our consolidated notes payable is approximately 4.19%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of 4.53%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2015, we were in default on a non-recourse property loan with an outstanding balance of approximately $49.1 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $37.0 million as of September 30, 2015, and we anticipate that we will convey ownership of this property to the lender. As of September 30, 2015, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from January 2016 to June 2022. In October 2015, we paid off, without penalty, the approximately $46.8 million in debt that was scheduled to mature in January 2016.

The following table summarizes our notes payable as of September 30, 2015 (in thousands):

Principal payments due in: (1)
October 2015 - December 2015	$1,418
2016	240,440
2017	130,021
2018	102,622
2019	251,723
Thereafter	363,396
Unamortized mark to market premium	9
Total	$1,089,629
_________________
(1) An approximately $49.1 million non-recourse loan is in default and has a scheduled maturity date of July 2016, but as of September 30, 2015, we have received notification from the lender demanding immediate payment. The table above reflects this loan using the original maturity date. If the loan was shown payable as of October 1, 2015, the 2015 principal payments would increase by $48.9 million and the 2016 principal payments would decrease by $48.9 million.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings of up to $750.0 million. The facility consists of a $250.0 million term loan, a $275.0 million term loan, and a $225.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 260 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool that consists of 14 properties owned by certain of our subsidiaries as of September 30, 2015. As of September 30, 2015, we had approximately $525.0 million in borrowings outstanding under the term loans, and approximately $101.0 million in borrowings outstanding under the revolving line of credit with an additional $66.3 million of borrowings available under the facility as a whole. Additional availability may be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool. As of September 30, 2015, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.24%.

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
In connection with the NYSE listing, we commenced a modified “Dutch Auction” tender offer to purchase for cash up to $50.0 million of our shares of common stock. The tender offer expired on August 19, 2015, with 2,631,578 shares tendered and accepted at $19.00 per share for an aggregate purchase price of approximately $50.0 million.
Series A Convertible Preferred Stock

As of September 30, 2015, we had outstanding 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. In connection with the listing of our common stock on the NYSE on July 23, 2015, an automatic conversion of the Series A Convertible Preferred Stock was triggered. The determination of the number of shares of our common stock to be issued as a result of the conversion of the Series A Convertible Preferred Stock  generally will amount to 10% of the excess of (a) the Conversion Company Value, as defined in the Articles Supplementary, which is based on the average daily closing price of our common stock for a 30-day trading period beginning 180 days after our listing date over (b) the Effective Date Value of our common stock, as defined in the Articles Supplementary. The Effective Date Value is based on a share price of approximately $25.95 per share. As a result, if the average daily closing price of our common stock for the 30-day trading period beginning 180 days after our listing date is less than approximately $25.95 per share, then no shares of common stock will be issued. The closing price of our common stock on September 30, 2015 was $14.72. Assuming the Conversion Company Value was based on the September 30, 2015, closing price of our common stock, no shares of common stock would be issued. Based on the lower Conversion Company Value, the value of the Series A Convertible Preferred Stock was reduced by approximately $1.9 million to its initial valuation of $2.7 million as required under accounting guidance.

Limited Partnership Units

At September 30, 2015, Tier OP had 72,097 units of limited partnership interest held by third parties.  These units of limited partnership interest are convertible into an equal number of shares of our common stock at the option of the holders or the Company, or into cash in the Company’s sole and absolute discretion.

Stock Plans

Our 2005 Incentive Award Plan allowed for equity-based incentive awards to be granted to our Employees and Key Personnel (as defined in the plan) as detailed below:

Stock options. As of September 30, 2015, we had outstanding options held by our independent directors to purchase 12,495 shares of our common stock at a weighted average exercise price of $40.13 per share. These options have a maximum term of 10 years and were exercisable one year after the date of grant.  The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. We have outstanding restricted stock units held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2016 to June 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. The restricted stock units were anti-dilutive to earnings per share for each period presented.

The following is a summary of the number of restricted stock units outstanding as of September 30, 2015 and 2014:

	2015	2014
Outstanding at the beginning of the year	13,841	6,235
Issued	—	7,606
Forfeited (1)	(2)	—
Converted	(3,731)	—
Outstanding at September 30 (2)	10,108	13,841
_____________
(1) Reflects fractional shares that were forfeited on June 2, 2015.
(2) As of September 30, 2015, 10,108 restricted stock units are vested.

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

The following is a summary of the number of shares of restricted stock outstanding as of September 30, 2015 and 2014:

	2015	2014
Outstanding at the beginning of the year	118,563	70,554
Issued (1)	106,811	75,011
Forfeited	(2,203)	(9,364)
Restrictions lapsed (2)	(33,726)	(17,638)
Outstanding at September 30	189,445	118,563
_____________
(1) Shares issued in 2015 had a grant price of $26.88 per share. Shares issued in 2014 had a grant price of $25.20 per share.
(2) 10,063 and 5,599 of these shares were surrendered in 2015 and 2014, respectively, to pay withholding taxes.

Distributions
Our board of directors reinstated quarterly cash distributions in the second quarter of 2015, at $0.18 per share of common stock and has authorized cash distributions in the same amount for each of the third and fourth quarters of 2015. Distributions declared for each quarter were or will be paid in the subsequent quarter.

The following table reflects the distributions declared for our common stock, Series A Convertible Preferred Stock, and noncontrolling interests during the nine months ended September 30, 2015 and 2014 (in thousands). Distributions to noncontrolling interests in 2014 included distributions made to third-party members related to certain non-wholly-owned real estate properties.

		Common Stockholders	Preferred Stockholders	Noncontrolling Interests
	Total
2015
1st Quarter	$—	$—	$—	$—
2nd Quarter	9,028	9,011	2	15
3rd Quarter	8,556	8,539	2	15
Total	$17,584	$17,550	$4	$30

2014
1st Quarter	$33	$—	$—	$33
2nd Quarter	—	—	—	—
3rd Quarter	4	—	—	4
Total	$37	$—	$—	$37

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

HPT Management Services, LLC (“HPT Management”) previously provided property management services for substantially all of our properties. Effective June 30, 2015, we internalized the management of these properties and we exercised our buyout option, whereupon (1) we acquired and assumed certain assets and certain liabilities of HPT Management and (2) HPT Management irrevocably waived the non-solicitation and non-hire provisions of the management agreement with respect to certain persons, including employees of HPT Management providing property management functions on our behalf. We paid HPT Management approximately $7.5 million, which represents 0.8 times the gross amount of all management and oversight fees earned by HPT Management under the management agreement for the trailing 12-month period ending with the last full month prior to delivery of the notice. However, we anticipate future reconciliations of property management fees and construction management fees payable to HPT Management related to two of our properties.

Current board members, Messrs. Robert S. Aisner and M. Jason Mattox, serve as officers and are partial owners of the ultimate parent entity of BHT Advisors and HPT Management.

The following is a summary of the related party fees and costs we incurred with BHT Advisors and HPT Management during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
BHT Advisors, acquisition fees	$15	$85	$196	$487
BHT Advisors, cost of services provided	21	568	1,263	1,722
BHT Advisors, termination fee	—	—	2,706	—
HPT Management, property and construction management fees	—	2,919	5,272	8,501
HPT Management, reimbursement of costs and expenses	—	4,513	7,992	13,770
HPT Management, buyout fee	101	—	7,595	—
Total	$137	$8,085	$25,024	$24,480

Expensed	$122	$7,647	$24,054	$23,050
Capitalized to real estate under development	—	85	—	487
Capitalized to buildings and improvements, net	15	353	970	943
Total	$137	$8,085	$25,024	$24,480

At September 30, 2015, and December 31, 2014, we had payables to related parties of approximately $0.3 million and $2.0 million, respectively, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

12.          Commitments and Contingencies

As of September 30, 2015, we had commitments of approximately $35.8 million for future tenant improvements, leasing commissions, and completing renovations.

We have Employment Agreements (collectively, the “Employment Agreements”) with five of our executive officers.  The term of each Employment Agreement ends on July 15, 2018, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event the Company had terminated all of these agreements without cause as of September 30, 2015, we would have recognized approximately $10.6 million in additional compensation expense.

13.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Interest paid, net of amounts capitalized	$42,764	$60,526
Income taxes paid	$977	$904

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$11,382	$23,061
Amortization of deferred financing fees in building and improvements, net	$240	$—
Contribution of land to non wholly-owned entity	$14,002	$—
Liabilities assumed through the purchase of real estate	$1,800	$—

Non-cash financing activities:
Mortgage notes assumed by purchaser	$47,074	$—
Dilution of Series A Convertible Preferred Stock	$1,926	$—
Financing costs in accrued liabilities	$33	$7
Unrealized loss on interest rate derivatives	$9,376	$—
Accrual for distributions declared	$8,556	$—
Contributions from noncontrolling interests	$1,000	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Overview
As of September 30, 2015, we owned interests in 35 operating office properties with approximately 12.6 million rentable square feet. We also owned a recently developed non-operating office property with approximately 333,000 rentable square feet and a retail property with approximately 79,000 square feet.  Our properties are located in 16 markets throughout the United States. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).
As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. Performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy. We believe office-using job growth has occurred at a moderate pace over the past several years. Continued economic recovery, or the lack thereof, could impact our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments and many are focused on using less space per employee. Recently, the volatility of oil prices has had a significant impact on the Houston market, where leasing activity has slowed. We continue to follow a disciplined approach to allocating our capital and managing our operations.
Listing on NYSE and Tender Offer
On July 23, 2015, we listed our shares of common stock on the New York Stock Exchange (“NYSE”) under the ticker symbol “TIER.” We believe that listing our stock on the NYSE has positioned us to maximize stockholder value over the long term by potentially giving us access to additional capital for future growth and provides an opportunity for liquidity to those stockholders who may desire to sell their shares.
In connection with the NYSE listing, we commenced a modified “Dutch Auction” tender offer to purchase for cash up to $50.0 million of our shares of common stock. The tender offer expired on August 19, 2015 with 2,631,578 shares tendered and accepted at $19.00 per share. The aggregate purchase price of approximately $50.0 million for shares of common stock accepted for payment pursuant to the tender offer, and related fees and expenses, was funded from available cash and borrowings under our existing credit facility.
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
Dispose of Properties Outside Target Markets
To date in 2015, we have sold properties located in Baltimore, Maryland; Worcester, Massachusetts; Cleveland, Ohio; and Philadelphia, Pennsylvania, and reduced our presence in Washington, D.C. When we believe property and market conditions are advantageous to us, we intend to continue to reduce our exposure in one or more of our remaining non-strategic markets, including Philadelphia, Pennsylvania; St. Paul, Minnesota; Cherry Hill, New Jersey; Baltimore, Maryland; and Chicago, Illinois.

Recycle Capital into Target Markets

We are currently identifying opportunities to build scale in targeted markets and focusing on best-in-class properties for long-term value creation. For example, in December 2014, we completed an exchange transaction with an institutional property investor in which we sold 222 South Riverside Plaza located in Chicago, Illinois, in exchange for cash and the conveyance of 5950 Sherry Lane located in the Preston Center submarket of Dallas, Texas, from the purchaser to us. In June 2015, we acquired interests in a ground lease and a land parcel to be used for future development, the first being located in the central business district of Austin, Texas, and the second located in the Legacy Town Center submarket of Plano, Texas (a suburb of Dallas). On July 23, 2015, we acquired various interests in real estate, both existing operating properties and unimproved land, located in Austin, Texas, (“The Domain”) for a contract purchase price of approximately $201.1 million, which included two wholly-owned office buildings, interests in two additional office buildings, and various other tracts of land. The acquisition also included approximately $22.0 million for parcels of land zoned for residential development and a deposit of approximately $15.0 million for an interest in a multifamily residential property. On July 24, 2015, we sold the parcels of land that were zoned for residential development to an unrelated third-party for approximately $22.0 million. On October 16, 2015, we completed the acquisition of the interest in the multifamily residential property for approximately $15.0 million and then sold it to an unrelated third-party for approximately $15.0 million.

Strengthen the Balance Sheet

As of September 30, 2015, including our share of the debt maturing at our unconsolidated subsidiaries, we have approximately $262.8 million of debt maturing before the end of 2016. Current interest rates for borrowings on commercial office properties are lower than our average interest rates, and with the potential for rising interest rates, one of our objectives for 2015 has been to mitigate a portion of the interest rate and refinancing risks associated with this debt by (1) managing our capital resources to provide us the equity for refinancing strategic properties and the ability to unencumber non-strategic properties in anticipation of future sale, (2) pre-paying debt obligations in order to secure new long-term financing (as we have done thus far in 2015 by paying off approximately $285.5 million of debt that was scheduled to mature later in 2015 and approximately $428.6 million of debt (including our share of unconsolidated debt) that was scheduled to mature in 2016, and securing a $275.0 million term loan that matures in June 2022) and/or to facilitate property dispositions, and (3) disposing of certain non-strategic properties and reducing our debt obligations, as we have done and intend to do in 2015.

Increase Portfolio Occupancy

Our portfolio occupancy was approximately 89.4% for our 35 operating office properties owned as of September 30, 2015, which excludes one recently developed non-operating office property and one retail property, and includes our share of four unconsolidated operating properties. As of September 30, 2015, we have approximately 264,000 square feet of scheduled lease expirations in the remainder of 2015 at our operating office properties, and we will continue to focus on leasing with the objective of driving internal growth by increasing occupancy as we seek to re-lease space upon lease expirations. If free rent concessions continue to moderate and our occupancy and rental rates continue to increase, we would expect our operations to provide increased cash flow in future periods.
The following table sets forth information regarding our leasing activity for the three and nine months ended September 30, 2015:

Three months ended September 30, 2015	Renewal	Expansion	New	Total
Square feet leased	175,000	41,000	122,000	338,000
Weighted average lease term (in years)	6.9	3.0	7.9	6.8
Increase in weighted average net rental rates per square foot per year (1)	$0.67	$3.56	$2.73	$1.56
% increase in weighted average net rental rates per square foot per year	4%	23%	17%	10%
Leasing cost per square foot per year (2)	$4.30	$4.92	$5.94	$5.02

Nine months ended September 30, 2015
Square feet leased	934,000	200,000	377,000	1,511,000
Weighted average lease term (in years)	6.8	6.4	8.0	7.0
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$(0.53)	$1.65	$0.70	$0.01
% increase (decrease) in weighted average net rental rates per square foot per year	(3)%	11%	4%	—
Leasing cost per square foot per year (2)	$3.90	$4.99	$6.68	$4.74
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

On April 1, 2015, we delivered notice of termination to BHT Advisors, LLC (“BHT Advisors”) terminating all administrative services provided by BHT Advisors to us under the administrative services agreement to be effective June 30, 2015.  On June 30, 2015, the termination of the administrative services became effective, and we made a termination payment of approximately $2.7 million to BHT Advisors.  BHT Advisors no longer provides services to us, such as human resources, shareholder services, or information technology, each of which is now performed internally.

We expect these actions to result in increased future cash flow through a reduction in property management and external administrative-related expenses, resulting in overall saving of approximately $6.5 million annually, although we can provide no assurance any level of savings will occur.

Reinstate Distributions

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and authorized cash distributions of the same amount for each of the third and fourth quarters of 2015. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. Distributions declared prior to June 2, 2015, have been adjusted for the one-for-six reverse stock split that occurred on June 2, 2015. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

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
Results of Operations

The term “same store” in the discussion below includes our consolidated operating properties owned and operated for the entirety of the current and comparable periods. During the year ended December 31, 2014, we disposed of two consolidated properties and we had three properties held for sale as of December 31, 2014. The results of operations for each of these disposed properties and two of the held for sale properties have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and are excluded from the discussions below. One property held for sale at December 31, 2014, was reclassified to held for use on June 1, 2015, and is included in the discussions below. The results of operations of properties sold or initially classified as held for sale in 2015, as well as our recently developed non-operating office property, Two BriarLake Plaza, our one retail property, and our recently acquired consolidated operating properties are included in the discussion below.
Three months ended September 30, 2015, as compared to the three months ended September 30, 2014
Rental Revenue.  Rental revenue for the three months ended September 30, 2015, was approximately $69.4 million as compared to approximately $72.2 million for the three months ended September 30, 2014, a $2.8 million decrease. Our non-same store properties had a decrease of approximately $5.8 million in rental revenue due to a decrease of approximately $11.8 million from the sale of properties in 2015, partially offset by an increase of approximately $4.0 million from acquired properties and an increase of approximately $2.0 million from our recently developed non-operating office property. Our same store properties had an increase of approximately $3.0 million, primarily due to an increase in rental rates resulting in an increase in rental revenue of approximately $1.3 million, an increase in lease termination fee income of approximately $1.1 million, an increase in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.9 million, an increase in straight-line rent adjustments of approximately $0.7 million, and an increase in occupancy resulting in an increase in revenue of approximately $0.4 million. These increases were partially offset by an increase in free rent concessions resulting in a decrease to rental revenue of approximately $1.2 million.
Property Operating Expenses. Property operating expenses for the three months ended September 30, 2015, were approximately $21.3 million as compared to approximately $22.5 million for the three months ended September 30, 2014, a $1.2 million decrease. Our non-same store properties had a decrease of approximately $2.3 million due to a decrease of approximately $4.4 million from the sale of properties in 2015, partially offset by an increase of approximately $1.4 million from acquired properties and an increase of approximately $0.7 million from our recently developed non-operating office property. Our same store properties had an increase of approximately $1.1 million, primarily due to higher bad debt expense related to a single tenant that declared bankruptcy in February 2015 and higher general operational expenses.
Interest Expense.  Interest expense for the three months ended September 30, 2015, was approximately $12.8 million as compared to approximately $16.7 million for the three months ended September 30, 2014, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $3.9 million decrease was primarily due to lower overall interest rates (an effective interest rate of approximately 4.19% at September 30, 2015, as compared to approximately 5.61% at September 30, 2014) which reduced our interest expense by approximately $3.0 million and lower overall borrowings which reduced our interest expense by approximately $1.5 million, partially offset by approximately $0.3 million of increased amortization of deferred financing fees and approximately $0.3 million of default interest.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended September 30, 2015, were approximately $9.7 million as compared to approximately $11.3 million for the three months ended September 30, 2014, a $1.6 million decrease. Our non-same store properties had a decrease of approximately $0.7 million due to a decrease of approximately $1.6 million from the sale of properties in 2015, partially offset by an increase of approximately $0.7 million from acquired properties and an increase of approximately $0.2 million from our recently developed non-operating office property. Our same store properties had a decrease of approximately $0.9 million primarily due to lower property tax rates and value assessments at certain properties and timing of prior year tax refunds.
Property Management Fees. Property management fees for the three months ended September 30, 2015, were approximately $0.3 million as compared to approximately $2.2 million for the three months ended September 30, 2014, a $1.9 million decrease, primarily due to the internalization of the management of our properties that were formerly managed by HPT Management.

General and Administrative.  General and administrative expenses for the three months ended September 30, 2015, were approximately $10.1 million as compared to approximately $4.5 million for the three months ended September 30, 2014, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, costs related to the tender offer and the listing of our common stock on the NYSE, acquisition expenses, corporate office rent, and other administrative expenses. The $5.6 million increase is primarily due to costs related to the tender offer and the listing of our common stock on the NYSE of approximately $2.6 million, increased payroll costs of approximately $1.5 million, primarily due to the internalization of services previously provided by BHT Advisors and HPT Management, and includes increased bonuses of approximately $0.9 million, increased acquisition expense of approximately $0.6 million, and an increase to corporate rent expense of approximately $0.4 million, due to the early move-out and relocation of our corporate offices.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2015, was approximately $31.4 million as compared to approximately $29.9 million for the three months ended September 30, 2014, a $1.5 million increase. Our non-same store properties had a decrease of approximately $0.6 million due to a decrease of approximately $4.1 million from the sale of properties in 2015, partially offset by an increase of approximately $2.8 million from acquired properties and an increase of approximately $0.7 million from our recently developed non-operating office property. Our same store properties had an increase of approximately $2.1 million primarily due to increased amortization related to tenant improvements and leasing commissions.
Equity in Operations of Investments. Equity in operations on investments for the three months ended September 30, 2015, was a net loss of approximately $0.2 million as compared to approximately $0.4 million of net income for the three months ended September 30, 2014, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.6 million decrease was primarily due to increased interest expense at Paces West due to the achievement of certain investment return thresholds on a participating mortgage.
Nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014
Rental Revenue.  Rental revenue for the nine months ended September 30, 2015, was approximately $215.3 million as compared to approximately $213.5 million for the nine months ended September 30, 2014, a $1.8 million increase. Our non-same store properties had a decrease of approximately $5.0 million in rental revenue due to a decrease of approximately $17.4 million from the sale of properties in 2015, partially offset by an increase of approximately $7.2 million from acquired properties and an increase of approximately $5.2 million from our recently developed non-operating office property. Our same store properties had an increase of approximately $6.8 million, primarily due to an increase in rental rates resulting in an increase in revenue of approximately $3.3 million, an increase in occupancy resulting in an increase in rental revenue of approximately $2.5 million, an increase in straight-line rent adjustments of approximately $1.6 million, an increase in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.3 million, increases in lease termination income of approximately $1.1 million, and an increase in other income of approximately $0.8 million. These increases were partially offset by an increase in free rent concessions resulting in a decrease to rental revenue of approximately $3.8 million.
Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2015, were approximately $67.3 million as compared to approximately $71.1 million for the nine months ended September 30, 2014, a $3.8 million decrease. Our non-same store properties had a decrease of approximately $3.9 million due to a decrease of approximately $7.7 million from the sale of properties in 2015, partially offset by an increase of approximately $2.2 million from acquired properties and an increase of approximately $1.6 million from our recently developed non-operating office property.
Interest Expense.  Interest expense for the nine months ended September 30, 2015, was approximately $44.7 million as compared to approximately $50.1 million for the nine months ended September 30, 2014, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $5.4 million decrease was primarily due to lower overall borrowings which reduced our interest expense by approximately $3.3 million, lower overall interest rates (an effective interest rate of approximately 4.19% at September 30, 2015, as compared to approximately 5.61% at September 30, 2014) which reduced our interest expense by approximately $3.2 million, partially offset by an increase in amortization of deferred financing fees related to our new credit facility of approximately $0.8 million and approximately $0.3 million of default interest.
Property Management Fees. Property management fees for the nine months ended September 30, 2015, were approximately $4.8 million as compared to approximately $6.5 million for the nine months ended September 30, 2014, a $1.7 million decrease, primarily due to the internalization of the management of our properties that were formerly managed by HPT Management.
Asset Impairment Losses. We had approximately $0.1 million in asset impairment losses for the nine months ended September 30, 2015, related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place. We had approximately $8.2 million in asset impairment losses for the nine months ended September 30, 2014, related to an asset assessed for impairment due to a change in management’s estimate of the intended hold period.
General and Administrative.  General and administrative expenses for the nine months ended September 30, 2015, were approximately $36.0 million as compared to approximately $13.8 million for the nine months ended September 30, 2014, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, costs related to our tender offer and the listing of our common stock on the NYSE, corporate office rent, acquisition expenses, other administrative expenses, reimbursement of certain expenses to BHT Advisors, and buyout and termination fees paid to HPT Management and BHT Advisors.  The $22.2 million increase in general and administrative expenses is primarily due to approximately $10.3 million in fees related to the buyout of HPT Management and the termination of services from BHT Advisors, costs related to the tender offer and the listing of our common stock on the NYSE of approximately $5.6 million, increased payroll costs of approximately $3.0 million primarily due to the internalization of services previously provided by BHT Advisors and HPT Management, and includes increased bonuses of approximately $1.3 million, increased acquisition expense of approximately $1.4 million, and an increase to corporate rent expense of approximately $0.4 million, due to the early move-out and relocation of our corporate offices.
Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2015, was approximately $92.5 million as compared to approximately $88.0 million for the nine months ended September 30, 2014, a $4.5 million increase. Our non-same store properties had an increase of approximately $0.4 million due to an increase of approximately $5.2 million from acquired properties and an increase of approximately $1.7 million from our recently developed non-operating office property, partially offset by approximately $6.5 million from the sale of properties in 2015. Our same store properties had an increase of approximately $4.1 million primarily due to increased amortization related to tenant improvements and leasing commissions.
Equity in Operations of Investments. Equity in operations on investments for the nine months ended September 30, 2015, was approximately $0.2 million as compared to approximately $1.3 million for the three months ended September 30, 2014, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $1.1 million decrease was primarily due to increased interest expense at Paces West due to the achievement of certain investment return thresholds on a participating mortgage and decreased earnings generated at our other unconsolidated properties.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the nine months ended September 30, 2015, was approximately $21.5 million and was primarily comprised of defeasance costs related to early payoffs of debt. We had no loss on early extinguishment of debt for the nine months ended September 30, 2014.

Gain on Sale of Assets. We had approximately $44.5 million in gain on sale assets for the nine months ended September 30, 2015 related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building. We had no gain on sale of assets for the nine months ended September 30, 2014.
Cash Flow Analysis
Nine months ended September 30, 2015, as compared to nine months ended September 30, 2014
Cash used in operating activities was approximately $19.2 million for the nine months ended September 30, 2015. Cash provided by operating activities for the nine months ended September 30, 2014, was approximately $22.5 million. The approximately $41.7 million change is primarily attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $5.3 million more net cash outflows from working capital assets and liabilities in 2015 compared to 2014; and (2) approximately $36.5 million primarily due to less cash received from the results of our real estate property operations, including discontinued operations, net of interest expense, loan defeasance costs of approximately $20.9 million and general and administrative expenses, which include approximately $10.2 million of termination fees and buyout fees paid to BHT Advisors and HPT Management and approximately $5.0 million of costs paid associated with the tender offer and listing on the NYSE.
Cash provided by investing activities for the nine months ended September 30, 2015, was approximately $215.6 million and was primarily comprised of proceeds from the sale of properties of approximately $474.3 million and changes in restricted cash of approximately $18.7 million, partially offset by escrow deposits for anticipated real estate purchases, and purchases of real estate, a ground lease, and investments in unconsolidated entities of approximately $220.2 million, and monies used to fund capital expenditures for existing real estate and real estate under development of approximately $57.9 million. Cash used in investing activities for the nine months ended September 30, 2014, was approximately $53.7 million and was primarily comprised of monies used to fund capital expenditures for existing real estate and real estate under development of approximately $73.6 million, partially offset by proceeds from sale of properties of approximately $19.1 million.
Cash used in financing activities for the nine months ended September 30, 2015, was approximately $220.1 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $160.2 million, redemption of common stock primarily related to our tender offer of $50.8 million, and distributions of approximately $9.0 million. Cash used in financing activities for the nine months ended September 30, 2014, was approximately $25.7 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable.
Funds from Operations (“FFO”)

Historical cost accounting for real estate assets in accordance with principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper on Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated entities which resulted from measurable decreases in the fair value of the depreciable real estate held by the unconsolidated entity), plus depreciation and amortization of real estate assets, and after related adjustments for unconsolidated entities and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property which we may not recover.

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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014, and provides additional information related to our FFO attributable to common stockholders.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(15,832)	$(16,380)	$(22,907)	$(63,337)
Net loss attributable to noncontrolling interests	57	25	89	89
Dilution of Series A Convertible Preferred Stock	1,926	—	1,926	—
Adjustments (1) (2):
Real estate depreciation and amortization	33,111	37,520	96,868	109,841
Impairment of depreciable real estate	—	—	132	8,225
Gain on sale of depreciable real estate	(318)	(4,026)	(59,565)	(4,026)
Taxes associated with sale of depreciable real estate	(5)	—	1,259	—
Noncontrolling interests (OP units and vested restricted stock units) share of above adjustments	(56)	(68)	(66)	(185)
FFO attributable to common stockholders	$18,883	$17,071	$17,736	$50,607
Weighted average common shares outstanding - basic	48,843	49,877	49,539	49,875
Weighted average common shares outstanding - diluted (3)	49,034	49,996	49,725	49,995
Net loss per common share - basic and diluted (3)	$(0.28)	$(0.33)	$(0.42)	$(1.27)
FFO per common share - basic and diluted	$0.39	$0.34	$0.36	$1.01
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Includes adjustments for unconsolidated properties and noncontrolling interests.

(3)	There are no dilutive securities for purposes of calculating the net loss per common share.

Three months ended September 30, 2015, as compared to the three months ended September 30, 2014
FFO attributable to common stockholders for the three months ended September 30, 2015, was approximately $18.9 million as compared to approximately $17.1 million for the three months ended September 30, 2014, an increase of approximately $1.8 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of $0.4 million. An increase in FFO attributable to common stockholders from continuing operations of approximately $2.2 million primarily related to the following factors:

•	lower interest expense of approximately $3.9 million;

•	dilution of the value of the Series A Convertible Preferred Stock of approximately $1.9 million; and
•an increase in property net operating income of approximately $1.9 million;
partially offset by:

•
an increase in general and administrative expenses of approximately $5.6 million primarily due to costs related to the tender offer and the listing of our common stock on the NYSE of approximately $2.6 million, increased payroll costs of approximately $1.5 million, primarily due to the internalization of services previously provided by BHT Advisors and HPT Management, and includes increased bonuses of approximately $0.9 million, increased acquisition expense of approximately $0.6 million, and an increase to corporate rent expense of approximately $0.4 million, due to the early move-out and relocation of our corporate offices.

Nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014
FFO attributable to common stockholders for the nine months ended September 30, 2015, was approximately $17.7 million as compared to approximately $50.6 million for the nine months ended September 30, 2014, a decrease of approximately $32.9 million.  The disposition of properties that are now included in discontinued operations resulted in a decrease of approximately $3.3 million. The decrease in FFO attributable to common stockholders from continuing operations of approximately $29.6 million primarily related to the following factors:

•
an increase in general and administrative expenses of approximately $22.2 million, primarily due to approximately $10.3 million in fees related to the buyout of HPT Management and the termination of services from BHT Advisors, costs related to the tender offer and the listing of our common stock on the NYSE of approximately $5.6 million, increased payroll costs of approximately $3.0 million primarily due to the internalization of services previously provided by BHT Advisors and HPT Management, and includes increased bonuses of approximately $1.3 million, increased acquisition expense of approximately $1.4 million, and an increase to corporate rent expense of approximately $0.4 million, due to the early move-out and relocation of our corporate offices; and

•	loss on early extinguishment of debt of approximately $21.5 million;
partially offset by:
•an increase in property net operating income of approximately $7.3 million;

•	lower interest expense of approximately $5.4 million; and

•	dilution of the value of the Series A Convertible Preferred Stock of approximately $1.9 million.
For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 27.

Same Store GAAP Net Operating Income and Same Store Cash Net Operating Income (“Same Store GAAP NOI” and “Same Store Cash NOI”)

Same Store GAAP NOI is equal to rental revenue, less lease termination fee income, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties and is considered a non-GAAP financial measure. Same Store Cash NOI is equal to Same Store GAAP NOI less non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent. The same store properties include our operating properties owned and operated for the entirety of the current and comparable periods and include our current ownership percentage in each period for properties in which we own an unconsolidated interest.  We view Same Store GAAP NOI and Same Store Cash NOI as important measures of the operating performance of our properties because they allow us to compare operating results of properties owned and operated for the entirety of the current and comparable periods and therefore eliminate variations caused by acquisitions or dispositions during the periods under review.

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

The table below presents our Same Store GAAP NOI and Same Store Cash NOI with a reconciliation to net loss for the three and nine months ended September 30, 2015 and 2014 (in thousands). The same store properties for this comparison consist of 30 operating properties and 10.2 million square feet. Five operating properties have been excluded from our same store results below including 5950 Sherry Lane, Domain 2, Domain 3, Domain 4, and Domain 7 because we did not own these properties during the three or nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Same Store Revenue:
Rental revenue	$63,394	$60,331	$184,362	$177,520
Less:
Lease termination fees	(2,018)	(919)	(2,688)	(1,616)
	61,376	59,412	181,674	175,904

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	19,282	17,930	56,586	55,397
Real estate taxes	8,731	9,638	27,112	26,989
Property management fees	256	1,871	4,080	5,448
Property Expenses	28,269	29,439	87,778	87,834
Same Store GAAP NOI - consolidated properties	33,107	29,973	93,896	88,070
Same Store GAAP NOI - unconsolidated properties (at ownership %)	2,750	2,571	7,888	7,839
Same Store GAAP NOI	35,857	32,544	101,784	95,909

Less:
Straight-line rent revenue adjustment	(1,368)	(618)	(4,337)	(2,684)
Amortization of above- and below-market rents, net	(1,476)	(572)	(3,750)	(2,467)
Same Store Cash NOI consolidated properties	30,263	28,783	85,809	82,919
Same Store Cash NOI - unconsolidated properties (at ownership %)	2,455	2,408	7,088	6,986
Same Store Cash NOI	$32,718	$31,191	$92,897	$89,905

Reconciliation of net loss to Same Store GAAP NOI and Same Store Cash NOI
Net loss	$(15,832)	$(16,380)	$(22,907)	$(63,337)
Adjustments:
Interest expense	12,765	16,706	44,747	50,120
Asset impairment losses	—	—	132	8,225
Tenant improvement demolition costs	106	244	312	1,424
General and administrative	10,123	4,515	36,007	13,816
Depreciation and amortization	31,446	29,885	92,549	87,988
Interest and other income	(267)	(88)	(553)	(432)
Loss on early extinguishment of debt	30	—	21,478	—
Provision for income taxes	36	36	1,298	45
Equity in operations of investments	159	(431)	(153)	(1,314)
(Income) loss from discontinued operations	(21)	5,975	(1,390)	13,260
Gain on sale of discontinued operations	(403)	(4,026)	(15,086)	(4,026)
(Gain) loss on sale of assets	85	—	(44,479)	—
Net operating income of non-same store properties	(3,102)	(5,544)	(15,371)	(16,083)
Lease termination fees	(2,018)	(919)	(2,688)	(1,616)
Same store GAAP NOI unconsolidated properties (at ownership %)	2,750	2,571	7,888	7,839
Same Store GAAP NOI	35,857	32,544	101,784	95,909
Straight-line rent revenue adjustment	(1,368)	(618)	(4,337)	(2,684)
Amortization of above- and below-market rents, net	(1,476)	(572)	(3,750)	(2,467)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(295)	(163)	(800)	(853)
Same Store Cash NOI	$32,718	$31,191	$92,897	$89,905

Same Store GAAP NOI for the three months ended September 30, 2015, was approximately $35.86 million as compared to approximately $32.54 million for the three months ended September 30, 2014, a $3.32 million increase, or 10.2%. Same Store Cash NOI for the three months ended September 30, 2015 was approximately $32.72 million as compared to approximately $31.19 million, a $1.53 million increase, or 4.9%. Same Store GAAP NOI for the nine months ended September 30, 2015, was approximately $101.78 million as compared to approximately $95.91 million for the nine months ended September 30, 2014, a $5.87 million increase, or 6.1%. Same Store Cash NOI for the nine months ended September 30, 2015 was approximately $92.90 million as compared to approximately $89.91 million, a $2.99 million increase, or 3.3%.

For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 27.
Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of approximately $7.8 million and restricted cash of approximately $16.6 million.  We also have a credit facility with a borrowing capacity of $750.0 million (as described in more detail below). As of September 30, 2015, we had approximately $626.0 million drawn and had the ability to additionally borrow approximately $66.3 million under the credit facility as a whole. Additional availability may be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool.

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

Generally, our operating cash needs are property operating expenses, general and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property acquisitions, and distributions to our stockholders. As of September 30, 2015, approximately $262.8 million of debt, including our share of debt at our unconsolidated properties, matures before the end of 2016. In October 2015, approximately $52.2 million of this debt was paid off.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable was approximately $1.1 billion in principal amount at September 30, 2015, and was secured by real estate assets with a carrying value of approximately $1.4 billion as of September 30, 2015. As of September 30, 2015, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $156.8 million from borrowings on our revolving line of credit and the construction loan for Two BriarLake Plaza. As of September 30, 2015, the stated annual interest rates on our outstanding notes payable, excluding mezzanine financing, ranged from 1.81% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of September 30, 2015, the effective weighted average interest rate for our consolidated notes payable is approximately 4.19%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of 4.53%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2015, we were in default on a non-recourse property loan with an outstanding balance of approximately $49.1 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $37.0 million as of September 30, 2015, and we anticipate that we will convey ownership of this property to the lender. As of September 30, 2015, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, and our notes payable had maturity dates that range from January 2016 to June 2022. In October 2015, we paid off, without penalty, the approximately $46.8 million in debt that was scheduled to mature in January 2016.

Credit Facility

Through our operating partnership, Tier OP, we have a secured credit agreement providing for total borrowings of up to $750.0 million. The facility consists of a $250.0 million term loan, a $275.0 million term loan, and a $225.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 45 basis points to 260 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  Draws under the credit facility are secured by a perfected first priority lien and security interest in a collateral pool that consists of 14 properties owned by certain of our subsidiaries as of September 30, 2015. As of September 30, 2015, we had approximately $525.0 million in borrowings outstanding under the term loans and approximately $101.0 million borrowings outstanding under the revolving line of credit with an additional $66.3 million of borrowings available under the facility as a whole. Additional availability may be made available to us upon inclusion of any of our other unencumbered properties in the collateral pool. As of September 30, 2015, the effective weighted average stated interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.24%.

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

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and authorized cash distributions in the same amount for each of the third and fourth quarters of 2015. This equates to approximately $17.6 million paid to our common stockholders through October 8, 2015. Distributions declared prior to June 2, 2015, have been adjusted for the one-for-six reverse stock split that occurred on June 2, 2015. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of September 30, 2015, we had approximately $681.8 million of debt that bears interest at a variable rate. Approximately $525.0 million of this variable rate debt has been effectively fixed through the use of interest rate swaps.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $1.6 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of approximately $0.3 million. A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in the fair value of our interest rate swaps of approximately $26.6 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in the fair value of our interest rate swaps of approximately $26.6 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2015, in connection with the termination of administrative services previously provided by BHT Advisors, we began using a new payroll processing provider and new associated software. While we believe there was no significant change in internal control that resulted from this change, there are inherent risks associated with implementing vendor and software changes. We believe the internal controls over financial reporting continue to be designed appropriately and operate effectively over this process. There were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There is no assurance that an active market will develop and be sustained for our shares of common stock or regarding the prices at which our shares may trade.

Our shares of common stock were listed on the NYSE on July 23, 2015. Listing on the NYSE does not ensure that an active market will develop for our common stock. It is possible that the daily trading volumes for our common stock may be relatively small compared to other publicly traded securities. Accordingly, no assurance can be given as to (1) the likelihood that an active market for the stock will develop and be sustained, (2) the liquidity of any such market, (3) the ability of our stockholders to sell their common stock or (4) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares will trade.

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

The availability, timing, and amount of any cash distributions are uncertain.
Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and authorized cash distributions in the same amount for each of the third and fourth quarters of 2015. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. We can provide no assurance, however, regarding the availability, timing or amount of any cash distributions. Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. Our board also considers the requirements necessary to maintain our REIT status under the Internal Revenue Code of 1986, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the third quarter ended September 30, 2015. These purchases represent the common stock purchased in connection with our tender offer.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2015	—	—	not applicable	not applicable
August 2015	2,631,578	$19.00	2,631,578	not applicable
September 2015	—	—	not applicable	not applicable

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

TIER REIT, INC.
Dated: November 4, 2015	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.2
Second Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.3
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.4
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.5
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
99.1
First Amendment to Amended and Restated Credit Agreement, dated as of July 20, 2015, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; certain subsidiaries of TIER REIT, Inc. signatory thereto; and Wells Fargo Bank National Association as Administrative Agent (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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