Form 10-Q
period 2016-03-31
TIER REIT INC
filed 2016-05-09
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

As of April 30, 2016, TIER REIT, Inc. had 47,738,329 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended March 31, 2016

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Real estate
Land	$176,309	$179,989
Land held for development	45,059	45,059
Buildings and improvements, net	1,276,519	1,348,200
Real estate under development	5,201	—
Total real estate	1,503,088	1,573,248
Cash and cash equivalents	5,532	12,248
Restricted cash	12,756	10,712
Accounts receivable, net	78,562	76,228
Prepaid expenses and other assets	6,025	6,712
Investments in unconsolidated entities	90,000	88,998
Deferred financing fees, net	3,310	3,111
Lease intangibles, net	78,045	83,548
Other intangible assets, net	9,986	10,086
Total assets	$1,787,304	$1,864,891
Liabilities and equity
Liabilities
Notes payable, net	$1,032,973	$1,071,571
Accounts payable	834	831
Payables to related parties	294	292
Accrued liabilities	55,847	70,766
Acquired below-market leases, net	10,456	11,934
Distributions payable	8,600	8,596
Other liabilities	33,944	23,082
Total liabilities	1,142,948	1,187,072
Commitments and contingencies
Series A Convertible Preferred Stock	—	2,700
Equity
Preferred stock, $.0001 par value per share; 17,500,000 and 17,490,000 shares authorized at March 31, 2016, and December 31, 2015, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,404,980 and 47,362,372 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	5	5
Additional paid-in capital	2,603,564	2,600,193
Cumulative distributions and net loss attributable to common stockholders	(1,944,022)	(1,922,721)
Accumulated other comprehensive loss	(16,732)	(3,860)
Stockholders’ equity	642,815	673,617
Noncontrolling interests	1,541	1,502
Total equity	644,356	675,119
Total liabilities and equity	$1,787,304	$1,864,891

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Rental revenue	$68,478	$75,819
Expenses
Property operating expenses	20,485	25,179
Interest expense	12,240	16,522
Real estate taxes	11,064	11,644
Property management fees	284	2,332
Asset impairment losses	4,826	132
General and administrative	6,504	6,414
Depreciation and amortization	32,044	30,022
Total expenses	87,447	92,245
Interest and other income	274	145
Loss on early extinguishment of debt	—	(36)
Loss from continuing operations before income taxes, equity in operations of investments, and gain on sale of assets	(18,695)	(16,317)
Benefit (provision) for income taxes	(182)	76
Equity in operations of investments	415	243
Loss from continuing operations before gain on sale of assets	(18,462)	(15,998)
Discontinued operations
Income from discontinued operations	—	1,490
Gain on sale of discontinued operations	—	8,606
Discontinued operations	—	10,096
Gain on sale of assets	5,739	—
Net loss	(12,723)	(5,902)
Noncontrolling interests in continuing operations	16	27
Noncontrolling interests in discontinued operations	—	(17)
Net loss attributable to common stockholders	$(12,707)	$(5,892)
Basic and diluted weighted average common shares outstanding (1)	47,389,591	49,891,436
Basic and diluted earnings (loss) per common share: (1)
Continuing operations	$(0.27)	$(0.32)
Discontinued operations	—	0.20
Basic and diluted loss per common share	$(0.27)	$(0.12)

Distributions declared per common share (1)	$0.18	$—

Net income (loss) attributable to common stockholders:
Continuing operations	$(12,707)	$(15,971)
Discontinued operations	—	10,079
Net loss attributable to common stockholders	$(12,707)	$(5,892)
Comprehensive loss:
Net loss	$(12,723)	$(5,902)
Other comprehensive loss: unrealized loss on interest rate derivatives	(12,880)	(4,556)
Comprehensive loss	(25,603)	(10,458)
Comprehensive loss attributable to noncontrolling interests	24	18
Comprehensive loss attributable to common stockholders	$(25,579)	$(10,440)
_________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected on June 2, 2015.
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Common Stock (1)		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital (1)
Three months ended March 31, 2016
Balance at January 1, 2016	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(12,707)	—	(16)	(12,723)
Unrealized loss on interest rate derivatives	—	—	—	—	(12,872)	(8)	(12,880)
Share based compensation, net	43	—	671	—	—	69	740
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(8,594)	—	—	(8,594)
Noncontrolling interests	—	—	—	—	—	(6)	(6)
Cancellation of Series A Convertible Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at March 31, 2016	47,405	$5	$2,603,564	$(1,944,022)	$(16,732)	$1,541	$644,356

Three months ended March 31, 2015
Balance at January 1, 2015	49,877	$5	$2,645,927	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(5,892)	—	(10)	(5,902)
Unrealized loss on interest rate derivatives	—	—	—	—	(4,548)	(8)	(4,556)
Share based compensation, net (1)	24	—	220	—	—	45	265
Balance at March 31, 2015	49,901	$5	$2,646,147	$(1,868,447)	$(5,336)	$972	$773,341
 _________________
(1) Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected on June 2, 2015.

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss	$(12,723)	$(5,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment losses	4,826	132
Gain on sale of assets	(5,739)	—
Gain on sale of discontinued operations	—	(8,606)
Loss on early extinguishment of debt	—	36
Amortization of restricted shares and units	994	535
Depreciation and amortization	32,044	30,022
Amortization of lease intangibles	(755)	(192)
Amortization of above- and below-market rent	(1,348)	(1,187)
Amortization of deferred financing and mark-to-market costs	739	894
Equity in operations of investments	(415)	(243)
Ownership portion of management and financing fees from unconsolidated companies	126	105
Distributions from investments	300	174
Change in accounts receivable	(3,697)	(1,284)
Change in prepaid expenses and other assets	510	(1,161)
Change in lease commissions	(2,881)	(4,167)
Change in other lease intangibles	(582)	(196)
Change in accounts payable	3	(1,683)
Change in accrued liabilities	(16,522)	(16,329)
Change in other liabilities	(815)	1,445
Change in payables to related parties	(4)	336
Cash used in operating activities	(5,939)	(7,271)

Cash flows from investing activities
Return of investments	745	426
Investments in unconsolidated entities	(1,759)	—
Capital expenditures for real estate	(9,166)	(16,057)
Capital expenditures for real estate under development	(1,470)	(1,059)
Proceeds from sale of discontinued operations	—	55,276
Proceeds from sale of assets	61,214	11,515
Change in payables to related parties	6	—
Change in restricted cash	(2,044)	2,563
Cash provided by investing activities	47,526	52,664

Cash flows from financing activities
Financing costs	(746)	(773)
Proceeds from notes payable	73,000	173,909
Payments on notes payable	(111,708)	(243,930)
Payments on capital lease obligations	—	(7)
Transfer of common stock	(253)	(270)
Distributions paid to common stockholders	(8,578)	—
Distributions paid to noncontrolling interests	(18)	—
Cash used in financing activities	(48,303)	(71,071)

Net change in cash and cash equivalents	(6,716)	(25,678)
Cash and cash equivalents at beginning of period	12,248	31,442
Cash and cash equivalents at end of period	$5,532	$5,764

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas-based real estate investment trust focused on delivering outsized stockholder return through stock price appreciation and dividend growth while offering unparalleled tenant service. As used herein, “TIER REIT,” the “Company,” “we,” “us,” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT’s investment strategy is to acquire, develop, and operate a portfolio of best-in-class office properties in select U.S. markets that consistently lead the nation in both population and office-using employment growth. Within these markets, we target TIER1 submarkets, which are primarily urban and amenity-rich locations. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of March 31, 2016, we owned interests in 33 operating office properties, two non-operating properties, and one development property, located in 14 markets throughout the United States.

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

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2016, and December 31, 2015, and condensed consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the periods ended March 31, 2016 and 2015, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2016, and December 31, 2015, and our results of operations and our cash flows for the periods ended March 31, 2016 and 2015.  These adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. VIEs, as defined by

GAAP, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  Interests in entities acquired are evaluated based on applicable GAAP guidance which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  We adopted new accounting guidance on January 1, 2016, and certain of our entities were determined to be VIEs under the new guidance. While this determination under the new guidance did not impact the conclusions regarding consolidation of these entities, we have included additional disclosures relating to these entities. The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners. For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

All inter-company transactions, balances, and profits have been eliminated in consolidation.

Real Estate

As of March 31, 2016, and December 31, 2015, the cost basis and accumulated depreciation and amortization related to our consolidated depreciable real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of March 31, 2016
Cost	$1,827,917	$156,409	$5,383	$(51,782)
Less: accumulated depreciation and amortization	(551,398)	(79,622)	(4,125)	41,326
Net	$1,276,519	$76,787	$1,258	$(10,456)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2015
Cost	$1,914,664	$164,636	$5,383	$(52,744)
Less: accumulated depreciation and amortization	(566,464)	(82,476)	(3,995)	40,810
Net	$1,348,200	$82,160	$1,388	$(11,934)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2016 to an ending date of March 2024.  Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

April 2016 - December 2016	$3,217
2017	$2,236
2018	$1,085
2019	$1,003
2020	$1,110

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the three months ended March 31, 2016 and 2015, we recorded non-cash impairment charges totaling approximately $4.8 million and $0.1 million, respectively, related to the impairment of consolidated real estate assets.  The impairment losses recorded in 2016 relate to an asset assessed for impairment due to a change in management’s estimate of the intended hold period. The impairment loss recorded in 2015 related to final estimated closing costs incurred in connection with the disposition of a property that was impaired in 2014.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the three months ended March 31, 2016 and 2015.

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

We undergo continuous evaluations of property level performance, credit market conditions, and financing options.  If our assumptions regarding the cash flows expected to result from the use and eventual disposition of our properties decrease or our expected hold periods decrease, we may incur future impairment charges on our real estate-related assets.  In addition, we may incur impairment charges on assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Straight-line rental revenue receivable	$72,361	$73,420
Tenant receivables	6,298	5,972
Non-tenant receivables	3,584	1,549
Allowance for doubtful accounts	(3,681)	(4,713)
Total	$78,562	$76,228

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the three months ended March 31, 2016, we capitalized interest expense of approximately $0.1 million for an unconsolidated entity with property under development. For the three months ended March 31, 2015, we had no capitalized interest expense associated with unconsolidated entities.

 Other Intangible Assets, net

Other intangible assets consist of below-market ground leases on properties where a third party owns and has leased the underlying land to us. As of March 31, 2016, and December 31, 2015, the cost basis and accumulated amortization related to our consolidated other intangible assets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Cost	$11,177	$11,177
Less: accumulated amortization	(1,191)	(1,091)
Net	$9,986	$10,086

We amortize the value of other intangible assets to expense over their estimated remaining useful lives which have ending dates of December 2032 and December 2044.  Anticipated amortization associated with other intangible assets for each of the following five years is as follows (in thousands):

April 2016 - December 2016	$297
2017	$397
2018	$397
2019	$397
2020	$397

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Each of the amounts presented below include rental revenue amounts recognized in discontinued operations.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended March 31, 2016 and 2015, was approximately $2.5 million and $2.8 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended March 31, 2016 and 2015, was approximately $1.0 million and $0.5 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2016 and 2015, was approximately $1.3 million and $1.2 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended March 31, 2016 and 2015, we recognized lease termination fees of approximately $0.6 million and $0.5 million, respectively.

3.            New Accounting Pronouncements
Newly Adopted Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued an update that clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The compensation expense related to such awards will be delayed until it becomes probable that the performance target will be met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The adoption of this guidance on January 1, 2016, did not have a material impact on our financial statements.
In January 2015, the FASB issued guidance simplifying income statement presentation by eliminating the concept of extraordinary items. An entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted and may be applied either prospectively or retrospectively. The adoption of this guidance on January 1, 2016, did not have a material impact on our financial statements.
In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. Under the updated guidance, companies are required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. A full or modified retrospective method of adoption is allowed. We adopted this guidance using the modified retrospective method on January 1, 2016, which did not have a material impact on our financial statements, but additional disclosures are required and have been included in these notes to condensed consolidated financial statements related to certain of our entities that were determined to be a VIE.
In April 2015, the FASB issued guidance related to accounting for debt issuance costs. The guidance simplifies presentation by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. In August 2015, the FASB further clarified this guidance to state that an entity may elect to continue to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not any outstanding borrowings exist on the line-of-credit. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption and retrospective application of this guidance on January 1, 2016, changed the classification of certain deferred financing fees on our balance sheet, but it did not otherwise have an impact on our financial statements. As of December 31, 2015, approximately $8.9 million in net deferred financing costs were reclassified from deferred financing fees and netted against our notes payable. Approximately $3.1 million in net deferred financing fees associated with the revolving line of credit remain as an asset on the balance sheet.
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted as of December 31, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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
In February 2016, the FASB issued updated guidance which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and is required to be adopted using the modified retrospective approach.  We are currently evaluating the impact this guidance will have on our financial statements when adopted.
In March 2016, the FASB issued guidance which will affect accounting for certain aspects of share-based payments for employees. The guidance requires income statement recognition of income tax effects of the awards when the awards vest or are settled. The guidance also changes the employers’ accounting for forfeitures as well as for an employee’s use of shares to satisfy their income tax withholding obligations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
In March 2016, the FASB issued amended guidance which simplifies the accounting for equity method investments by removing the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendment requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive income (loss) (“OCI”) within equity at each measurement date. Our derivative financial instruments are included in “other liabilities” on our condensed consolidated balance sheets.

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2016, and December 31, 2015 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
March 31, 2016
Derivative financial instruments:
Liabilities	$(16,746)	$—	$(16,746)	$—

December 31, 2015
Derivative financial instruments:
Liabilities	$(3,866)	$—	$(3,866)	$—

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

During the three months ended March 31, 2016, we recorded impairment losses of approximately $4.8 million for a property assessed for impairment due to changes in management’s estimate of the intended hold period. During the year ended December 31, 2015, we recorded impairment losses of approximately $0.1 million for final estimated closing costs incurred in connection with the disposition of a property which was impaired at December 31, 2014, and sold in 2015.

The following table summarizes those assets which were measured at fair value and impaired during 2016 and 2015 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the three months ended March 31, 2016
Real estate	$5,488	$—	$—	$5,488	$(4,826)

for the year ended December 31, 2015
Real estate	$11,489	$—	$11,489	$—	$(132)

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment in 2016 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Value
Real estate on which impairment losses were recognized	$5,488	Discounted Cash Flow	Discount rate	9.0%
			Terminal capitalization rate	7.5%

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2016, and December 31, 2015, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities, distributions payable, and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of March 31, 2016, and December 31, 2015, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$1,041,717	$1,046,125	$1,080,425	$1,084,625
Less: unamortized debt issuance costs	(8,744)		(8,854)
Notes payable, net	$1,032,973		$1,071,571

5.           Real Estate Activities

Sales of Real Estate Reported in Continuing Operations

On March 1, 2016, we sold our Lawson Commons property to an unrelated third-party for a contract sales price of approximately $68.4 million, resulting in proceeds from sale of approximately $60.9 million. Lawson Commons is located in St. Paul, Minnesota, and contains approximately 436,000 rentable square feet.

Properties sold in 2016 and 2015, and included in continuing operations, contributed income of less than $0.1 million and loss of approximately $0.8 million to our net loss for the three months ended March 31, 2016 and 2015, respectively.

Sales of Real Estate Reported in Discontinued Operations

The table below summarizes the results of operations for properties that have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 (in thousands). This includes two properties that were held for sale at December 31, 2014 and sold in 2015.

Three Months Ended March 31, 2015
Rental revenue	$4,690
Expenses
Property operating expenses	1,701
Interest expense	676
Real estate taxes	716
Property management fees	107
Total expenses	3,200
Income from discontinued operations	1,490
Gain on sale of discontinued operations	8,606
Discontinued operations	$10,096

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for under the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of March 31, 2016, and December 31, 2015 (dollar amounts in thousands):

		Ownership Interest		Investment Balance
Entity Name	Property	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
1301 Chestnut Associates, L.P. (1)	Wanamaker Building	60.00%	60.00%	$43,104	$42,898
Domain Junction LLC (2) (3)	Domain 2 & 7	49.84%	49.84%	25,750	26,588
Domain Junction 8 Venture LLC (2) (3)	Domain 8	50.00%	50.00%	15,937	14,193
COLDC 54 Holdings, LLC (3)	Colorado Building	10.00%	10.00%	901	949
GSTDC 72 Holdings, LLC (3)	1325 G Street	10.00%	10.00%	4,308	4,370
Total				$90,000	$88,998
_________________
(1) All major decisions for this entity require a vote of 70% (and in some instances 75%) of the ownership group.
(2) All major decisions for this entity are made by the other owner.
(3) We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment. Additionally, we are required to fund up to $1.9 million in additional capital contributions to the Domain Junction 8 Venture LLC for the development of Domain 8. At March 31, 2016, these VIEs have total assets of approximately $316.1 million and total liabilities of approximately $190.5 million, as outlined in the summarized balance sheets presented below.

The summarized balance sheets of our unconsolidated entities as of as of March 31, 2016, and December 31, 2015, are as follows (in thousands):

as of March 31, 2016	Total	Wanamaker	Other (50% or less owned entities)
Real estate, net	$384,763	$127,740	$257,023
Real estate intangibles, net	51,953	11,654	40,299
Cash, cash equivalents and restricted cash	20,491	10,723	9,768
Other assets	20,250	11,244	9,006
Total assets	$477,457	$161,361	$316,096

Notes payable, net	$252,000	$74,471	$177,529
Accounts payable	4,061	628	3,433
Other liabilities	14,870	5,343	9,527
Equity	206,526	80,919	125,607
Total liabilities and equity	$477,457	$161,361	$316,096

Company’s share of equity	$82,888	$48,551	$34,337
Basis differences (1)	7,112	(5,447)	12,559
Carrying value of the Company’s investment in unconsolidated entities	$90,000	$43,104	$46,896
____________________

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level.

as of December 31, 2015	Total	Wanamaker	Other (50% or less owned entities)
Real estate, net	$379,646	$128,358	$251,288
Real estate intangibles, net	54,470	12,087	42,383
Cash, cash equivalents and restricted cash	23,814	12,819	10,995
Other assets	16,796	8,851	7,945
Total assets	$474,726	$162,115	$312,611

Notes payable, net	$246,500	$75,124	$171,376
Accounts payable	8,187	21	8,166
Other liabilities	19,144	6,386	12,758
Equity	200,895	80,584	120,311
Total liabilities and equity	$474,726	$162,115	$312,611

Company’s share of equity	$81,982	$48,350	$33,632
Basis differences (1)	7,016	(5,452)	12,468
Carrying value of the Company’s investment in unconsolidated entities	$88,998	$42,898	$46,100
________________

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership. The summarized statements of operations of our unconsolidated entities for the three months ended March 31, 2016 and 2015, are as follows (in thousands):

Three months ended March 31, 2016	Total	Wanamaker	Other (50% or less owned entities)
Revenue	$13,593	$6,305	$7,288
Income (loss) from continuing operations	$(168)	$834	$(1,002)
Net income (loss)	$(168)	$834	$(1,002)
Company’s share of net income (loss) from continuing operations	$426	$501	$(75)
Basis differences and elimination of inter-entity fees	(11)	120	(131)
Equity in operations of investments	$415	$621	$(206)

Three months ended March 31, 2015	Total	Wanamaker	Other (50% or less owned entities) (1)
Revenue	$9,482	$6,291	$3,191
Income (loss) from continuing operations	$(96)	$271	$(367)
Net income (loss)	$(96)	$271	$(367)
Company’s share of net income (loss) from continuing operations	$126	$163	$(37)
Basis differences and elimination of inter-entity fees	117	116	1
Equity in operations of investments	$243	$279	$(36)
_______________
(1) Includes Paces West, a property in which we owned a 10% interest during the three months ended March 31, 2015. Paces West was sold on November 30, 2015.

7.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, and direct construction costs. For the three months ended March 31, 2016, we capitalized a total of approximately $1.4 million. For the three months ended March 31, 2015, we capitalized a total of approximately $2.0 million, including approximately $0.3 million in interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2016. The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2016, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our condensed consolidated balance sheets, as of March 31, 2016, and December 31, 2015 (in thousands):

Derivatives designated as hedging instruments:	Derivative Liabilities
	March 31, 2016	December 31, 2015

Interest rate swaps	$(16,746)	$(3,866)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Loss recognized in OCI on derivative (effective portion)
	Three Months Ended
	March 31, 2016	March 31, 2015
Interest rate swaps	$(12,880)	$(4,556)

	Amount reclassified from OCI into income (effective portion)
	Three Months Ended
Location	March 31, 2016	March 31, 2015
Interest expense (1)	$1,722	$471
______________

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

As of March 31, 2016, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $17.4 million.  As of March 31, 2016, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at the termination value of approximately $17.4 million.

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

9.          Notes Payable

Our notes payable, net were approximately $1,033.0 million at March 31, 2016. Approximately $357.8 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $366.5 million as of March 31, 2016. As of March 31, 2016, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $158.0 million from certain borrowings under our credit facility. As of March 31, 2016, the stated annual interest rates on our outstanding debt, excluding mezzanine financing, ranged from 1.94% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of March 31, 2016, the effective weighted average interest rate for our consolidated debt is approximately 4.07%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of approximately 4.31% for our consolidated debt and an increase in interest expense for the three months ended March 31, 2016, of approximately $0.6 million. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2016, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.8 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $35.5 million as of March 31, 2016. The loan has an original maturity date in July 2016, and we are currently working with the lender to dispose of this property on their behalf. As of March 31, 2016, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Our consolidated debt has maturity dates that range from July 2016 to June 2022. The following table provides information regarding the timing of principal payments of our notes payable, net as of March 31, 2016 (in thousands):

Principal payments due in:
April 2016 - December 2016	$137,063
2017	130,021
2018	109,622
2019	301,723
2020	1,814
Thereafter	361,474
Less: unamortized debt issuance costs	(8,744)
Notes payable, net	$1,032,973

In April 2016, approximately $23.2 million of secured debt due in July 2016 was repaid.

As discussed in Note 3, on January 1, 2016, we adopted the new accounting standard on deferred debt issuance costs. As of March 31, 2016, and December 31, 2015, approximately $8.7 million and $8.9 million, respectively, of unamortized deferred debt issuance costs associated with our debt are presented on the condensed consolidated balance sheets netted against the notes payable. As of March 31, 2016, and December 31, 2015, unamortized deferred debt issuance costs of approximately $3.3 million and $3.1 million, respectively, associated with the revolving line of credit under our credit facility, discussed below, continue to be presented as an asset on the condensed consolidated balance sheets. Deferred debt issuance costs are recorded at cost and amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP. In March 2016, the available borrowings under the credit facility were increased, and as a result of meeting certain financial covenants, the credit facility was converted from secured to unsecured and now provides for total borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2016, we had approximately $575.0 million in borrowings outstanding under the term loans, and approximately $108.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $82.8 million under the facility as a whole. As of March 31, 2016, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.12%.

10.          Equity

On June 2, 2015, we filed articles of amendment to our charter to effect a one-for-six reverse stock split of our existing common stock. All share and per share information presented below has been retroactively adjusted to reflect the impact of the reverse stock split.

Series A Convertible Preferred Stock

As of December 31, 2015, we had outstanding 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard REIT I Services Holdings, LLC. In connection with the listing of our common stock on the NYSE on July 23, 2015, an automatic conversion of the Series A Convertible Preferred Stock was triggered with the number of shares to be issued not determinable until March 2, 2016, based on the Conversion Company Value, as defined in the Articles Supplementary. On March 2, 2016, based on the Conversion Company Value, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

Stock Plans

Our 2015 Equity Incentive Plan allows for and our 2005 Incentive Award Plan allowed for equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Stock options. As of March 31, 2016, we had outstanding options held by our independent directors to purchase 12,495 shares of our common stock at a weighted average exercise price of approximately $40.13 per share. These options are all fully vested and have expiration dates that range from July 2018 to June 2022. The options were anti-dilutive to earnings per share for each period presented.

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

The following is a summary of the number of RSUs outstanding as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	28,705	$18.29	13,841	$24.69
Issued	1,695	$14.75	—	$—
Outstanding at the end of the period (1)	30,400	$18.09	13,841	$24.69
_____________
(1) As of March 31, 2016, 10,108 RSUs are vested.

On January 26, 2016, 111,063 restricted stock units were issued to employees with a grant price of $15.26 per unit. These restricted stock units vest on December 31, 2018, at which time they will be converted into a number of shares of common stock, which could range from zero shares to 222,126 shares, based on our annualized total stockholder return (“TSR”) percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the NAREIT Office Index (unweighted), and the TSR of a select group of peer companies. Expense is measured at the grant date, based on the estimated fair value of the award ($19.18 per unit) as determined by a Monte Carlo simulation based model using the following assumptions:

Assumption	Value
Expected volatility	24%
Risk-free interest rate	1.15%
Expected term	35 months
Expected dividend yield	4.5%
Restricted stock units were anti-dilutive to earnings per share for each period presented.

Restricted stock. We have outstanding restricted stock held by employees. For restricted stock issued in 2016, restrictions lapse one-third on each of December 30, 2016, 2017, and 2018. For restricted stock issued in December 2015, restrictions lapse one-third on the grant date, one-third one year after the grant date, and one-third two years after the grant date. For restricted stock issued prior to December 2015, restrictions lapse in 25% increments annually over the four-year period following the grant date.  Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.

The following is a summary of the number of shares of restricted stock outstanding as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	281,905	$22.46	118,563	$24.73
Issued	119,523	$15.19	106,811	$26.88
Forfeiture	(8,406)	$19.98	—	$—
Restrictions lapsed	(59,673)	$25.64	(33,726)	$24.65
Outstanding at the end of the period	333,349	$19.34	191,648	$25.94

For the three months ended March 31, 2016 and 2015, we recognized a total of approximately $1.0 million and $0.5 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of March 31, 2016, the total remaining compensation cost on unvested awards was approximately $6.7 million, with a weighted average remaining contractual life of approximately 1.5 years.

Distributions
Our board of directors reinstated quarterly cash distributions in the second quarter of 2015, at $0.18 per share of common stock and has authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter.
The following table reflects the distributions declared for our common stock, Series A Convertible Preferred Stock, and noncontrolling interests (OP units and vested restricted stock units) during the three months ended March 31, 2016 and for the year ended December 31, 2015 (in thousands).

		Common Stockholders	Preferred Stockholders	Noncontrolling Interests
	Total
2016
1st Quarter	$8,600	$8,594	$—	$6
Total	$8,600	$8,594	$—	$6

2015
1st Quarter	$—	$—	$—	$—
2nd Quarter	9,028	9,011	2	15
3rd Quarter	8,556	8,539	2	15
4th Quarter	8,596	8,576	2	18
Total	$26,180	$26,126	$6	$48

11.          Commitments and Contingencies

As of March 31, 2016, we had commitments of approximately $39.6 million for future tenant improvements and leasing commissions.

We have employment agreements with five of our executive officers.  The term of each employment agreement ends on July 15, 2018, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of March 31, 2016, we would have recognized approximately $12.4 million in related compensation expense.

12.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest paid, net of amounts capitalized	$9,665	$14,842
Income taxes paid	$85	$125

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$7,368	$16,571
Development reimbursements in accounts receivable	$958	$—
Amortization of deferred financing fees in building and improvements, net	$—	$84

Non-cash financing activities:
Cancellation of Series A Convertible Preferred Stock	$2,700	$—
Financing costs in accrued liabilities and payables to related parties	$81	$190
Unrealized loss on interest rate derivatives	$12,880	$4,556
Accrual for distributions declared	$8,600	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 16, 2016, and the factors described below:

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The January 1, 2016, adoption of new accounting guidance related to accounting for consolidation of certain legal entities as discussed in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q did not have a material impact on our financial statements, but additional disclosures are required related to certain of our entities that were determined to be a VIE. There have been no other significant changes to our critical accounting policies since December 31, 2015.
Overview
As of March 31, 2016, we owned interests in 33 operating office properties with approximately 11.5 million rentable square feet, two non-operating properties totaling approximately 410,000 square feet, and one development property. Our properties are located in 14 markets throughout the United States. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).
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
2016 Objectives
We have identified five key objectives for 2016: (1) increase institutional ownership in shares of our common stock; (2) dispose of non-strategic properties; (3) reduce our leverage; (4) manage capital expenditures; and (5) increase portfolio occupancy while also addressing short- and mid-term lease expirations.

Increase Institutional Ownership in Shares of our Common Stock
We believe our transformation from a collection of assets to a premier office REIT, along with our high-quality, Class A office portfolio, focused investment strategy, opportunities for outsized growth, and in-house expertise, are attractive to institutional investors and differentiate us from other office REITs. To this end, during 2016, we have embarked upon a robust investor relations program that will communicate our strategy to a broad audience of institutional investors.

Dispose of Non-Strategic Properties
As we did in 2015, we intend to continue disposing of non-strategic properties when we believe market conditions are advantageous to us. As of December 31, 2015, we had a total of approximately 3.9 million square feet (at ownership share) located in six remaining non-strategic markets, which include Baltimore, Maryland; Cherry Hill, New Jersey; Chicago, Illinois; Columbus, Ohio; Philadelphia, Pennsylvania; and St. Paul, Minnesota. In March 2016, we reduced this to a total of approximately 3.4 million square feet located in five remaining non-strategic markets when we sold Lawson Commons, located in St. Paul, Minnesota, resulting in proceeds of approximately $60.9 million. Exiting these properties over time will allow us to further sharpen our geographic focus, de-lever the balance sheet, and provide capital to be recycled into strategic investment opportunities. We can provide no assurance that we will sell any of the remaining properties located in the non-strategic markets described above on terms favorable to us, or at all, or on the timing we expect. We can also provide no assurance regarding the specific uses of any net proceeds.

Reduce our Leverage
Substantial progress was made in 2015 to create a more flexible capital structure, balance our debt maturities, lower our leverage, and reduce our weighted average borrowing costs. We have continued this progress in 2016 by transitioning our $860.0 million credit facility from secured to unsecured. We also intend to utilize proceeds from the sale of non-strategic properties to further reduce our leverage, as we did with proceeds from the sale of Lawson Commons.

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
Increase Portfolio Occupancy and Address Short- to Mid-term Lease Expirations
We are focused on increasing our portfolio’s occupancy. As of March 31, 2016, our operating office properties are approximately 88.9% leased to tenants. As anticipated, we experienced downward pressure on occupancy in the first quarter of 2016 and anticipate this to continue due to known tenant move outs in the second and third quarters of 2016 coupled with typical downtime to market and backfill the vacated space, but we anticipate positive movement in our occupancy in the fourth quarter of the year. The leasing environment remains strong in the majority of our markets; however, we continuously monitor the economy and our real estate markets closely and we can provide no assurance of any such positive occupancy movement.
In addition to increasing occupancy, we are focused on addressing short-term lease expirations and certain mid-term lease expirations to lock in recent market rental rate growth while reducing lease rollover exposure throughout the portfolio.

The following table sets forth information regarding our leasing activity for the three months ended March 31, 2016:

Three months ended March 31, 2016	Renewal	Expansion	New	Total
Square feet leased	271,000	70,000	121,000	462,000
Weighted average lease term (in years)	2.9	8.2	7.3	4.9
Increase in weighted average net rental rates per square foot per year (1)	$1.59	$0.40	$1.67	$1.46
% increase in weighted average net rental rates per square foot per year	14%	3%	9%	11%
Leasing cost per square foot per year (2)	$3.49	$2.46	$5.18	$3.89
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

Results of Operations
The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold in 2016 and 2015 that were not held for sale as of December 31, 2014, for our period of ownership. Properties disposed of prior to 2015, and properties sold in 2015 that were held for sale as of December 31, 2014, have been reclassified to discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for all periods presented and are excluded from the discussions below. Effective January 1, 2015, we adopted new accounting guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties after January 1, 2015, generally no longer qualify as discontinued operations. The term “same store” in the discussion below includes our consolidated operating office properties owned and operated for the entirety of the two periods being compared.
Three months ended March 31, 2016, as compared to the three months ended March 31, 2015
Rental Revenue.  Rental revenue for the three months ended March 31, 2016, was approximately $68.5 million as compared to approximately $75.8 million for the three months ended March 31, 2015, a $7.3 million decrease. Our non-same store properties had a decrease of approximately $8.8 million in rental revenue due to a decrease of approximately $13.3 million from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $3.7 million from acquired properties and an increase of approximately $0.8 million from our recently developed office property. Our same store properties had an increase of approximately $1.5 million, primarily due to an increase in straight-line rent and lease incentive adjustments of approximately $2.2 million, an increase in rental rates resulting in an increase in rental revenue of approximately $0.2 million, and a decrease in free rent concessions resulting in an increase to rental revenue of approximately $0.2 million. These increases were partially offset by a decrease in occupancy resulting in a decrease in revenue of approximately $0.6 million and a decrease in parking income of approximately $0.3 million.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2016, were approximately $20.5 million as compared to approximately $25.2 million for the three months ended March 31, 2015, a $4.7 million decrease. Our non-same store properties had a decrease of approximately $4.3 million due to a decrease of approximately $5.3 million from the sale of properties in 2016 and 2015, partially offset by increases of approximately $0.9 million from acquired properties and approximately $0.1 million from our recently developed office property. Our same store properties had a decrease of approximately $0.4 million, primarily due to lower utility expenses.
Interest Expense.  Interest expense for the three months ended March 31, 2016, was approximately $12.2 million as compared to approximately $16.5 million for the three months ended March 31, 2015, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties and our credit facility. The $4.3 million decrease was primarily due to lower overall interest rates (a weighted average effective interest rate of approximately 4.07% at March 31, 2016, as compared to approximately 5.10% at March 31, 2015) which reduced our interest expense by approximately $3.4 million and lower overall borrowings which reduced our interest expense by approximately $1.2 million, and approximately $0.3 million of decreased amortization of deferred financing fees, partially offset by approximately $0.6 million of default interest related to one of our mortgage loans.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended March 31, 2016, were approximately $11.1 million as compared to approximately $11.6 million for the three months ended March 31, 2015, a $0.5 million decrease. Our non-same store properties had a decrease of approximately $0.9 million due to a decrease of approximately $1.9 million from the sale of properties in 2016 and 2015, partially offset by increases of approximately $0.6 million from acquired properties and approximately $0.4 million from our recently developed office property. Our same store properties had an increase of approximately $0.4 million primarily due to tax refunds received in 2015 that did not recur in 2016.
Property Management Fees. Property management fees for the three months ended March 31, 2016, were approximately $0.3 million as compared to approximately $2.3 million for the three months ended March 31, 2015, a $2.0 million decrease, primarily due to the internalization of the management of our properties that were formerly managed by HPT Management Services, LLC.
Asset Impairments Losses. We had approximately $4.8 million in asset impairment losses for the three months ended March 31, 2016, related to a property assessed for impairment due to a change in management’s estimate of the intended hold period. We had approximately $0.1 million in asset impairment losses for the three months ended March 31, 2015, related to final closing costs incurred in connection with the disposition of a property that was impaired in 2014.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2016, were approximately $6.5 million as compared to approximately $6.4 million for the three months ended March 31, 2015, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, corporate office rent, and other administrative expenses. The $0.1 million increase is primarily due to increased payroll costs, including approximately $0.5 million in severance charges and approximately $0.5 million in increased share-based compensation amortization, partially offset by approximately $0.4 million in cost reductions to insurance and other administrative expenses primarily as a result of listing our common stock on the NYSE, and savings of approximately $0.5 million in costs incurred in 2015, and not incurred in 2016, related to the tender offer and the listing of our common stock on the NYSE.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2016, was approximately $32.0 million as compared to approximately $30.0 million for the three months ended March 31, 2015, a $2.0 million increase. Our non-same store properties had a decrease of approximately $1.0 million due to a decrease of approximately $3.8 million primarily from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $2.2 million from acquired properties and an increase of approximately $0.6 million from our recently developed office property. Our same store properties had an increase of approximately $3.0 million primarily due to increased amortization related to tenant improvements and leasing commissions.
Equity in Operations of Investments. Equity in operations on investments for the three months ended March 31, 2016, was approximately $0.4 million as compared to approximately $0.2 million for the three months ended March 31, 2015, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.2 million increase was primarily due to increased earnings at our Wanamaker Building property.
Gain on Sale of Assets. We had approximately $5.7 million in gain on sale of assets for the three months ended March 31, 2016, primarily related to our sale of Lawson Commons. We had no gain on sale of assets for the three months ended March 31, 2015.

Cash Flow Analysis
Three months ended March 31, 2016, as compared to three months ended March 31, 2015
Cash used in operating activities was approximately $5.9 million for the three months ended March 31, 2016. Cash used in operating activities for the three months ended March 31, 2015, was approximately $7.3 million. The approximately $1.4 million decrease is primarily attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $2.3 million more net cash inflows from working capital assets and liabilities in 2016 compared to 2015; (2) approximately $1.8 million primarily due to less cash received from the results of our real estate property operations, including discontinued operations, net of interest expense, and general and administrative expenses; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $0.9 million.
Cash provided by investing activities for the three months ended March 31, 2016, was approximately $47.5 million and was primarily comprised of proceeds from the sale of properties of approximately $61.2 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $10.6 million, investments in unconsolidated entities of approximately $1.8 million related to development activities at an unconsolidated property, and changes in restricted cash of approximately $2.0 million. Cash provided by investing activities for the three months ended March 31, 2015, was approximately $52.7 million and was primarily comprised of proceeds from the sale of properties of approximately $66.8 million and changes in restricted cash of approximately $2.6 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $17.1 million.
Cash used in financing activities for the three months ended March 31, 2016, was approximately $48.3 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $39.5 million and distributions of approximately $8.6 million. Cash used in financing activities for the three months ended March 31, 2015, was approximately $71.1 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable.
Funds from Operations (“FFO”)

Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper on Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated entities which resulted from measurable decreases in the fair value of the depreciable real estate held by the unconsolidated entity), plus depreciation and amortization of real estate assets, and after related adjustments for unconsolidated entities and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property which we may not recover.

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

FFO and FFO, excluding certain items, should not be considered as alternatives to net income (loss), or as indicators of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.  Additionally, the exclusion of impairments limits the usefulness of FFO and FFO, excluding certain items, as historical operating performance measures since an impairment charge indicates that operating performance has been permanently affected.  FFO and FFO, excluding certain items, are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and FFO, excluding certain items.  FFO and FFO, excluding certain items, are non-GAAP measurements and should be reviewed in connection with other GAAP measurements.  Our FFO and FFO, excluding certain items, as presented may not be comparable to amounts calculated by other REITs that do not define FFO in accordance with the current NAREIT definition, or interpret it differently, or that identify and exclude different items related to non-operating activities or certain non-recurring activities.

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three months ended March 31, 2016 and 2015, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items. The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(12,723)	$(5,902)
Net loss attributable to noncontrolling interests	16	10
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	31,770	30,022
Real estate depreciation and amortization from unconsolidated properties	2,045	1,287
Real estate depreciation and amortization - noncontrolling interests	(6)	—
Impairment of depreciable real estate	4,826	132
Gain on sale of depreciable real estate	(5,739)	(8,606)
Taxes associated with sale of depreciable real estate	64	—
Noncontrolling interests	(21)	(39)
FFO attributable to common stockholders	20,232	16,904

Acquisition expenses	—	2
Severance charges	493	—
Tender offer and listing costs	—	503
Loss on early extinguishment of debt	—	36
Non-cash default interest	617	—
Noncontrolling interests	(1)	(1)
FFO attributable to common stockholders, excluding certain items	$21,341	$17,444
Weighted average common shares outstanding - basic (2)	47,390	49,891
Weighted average common shares outstanding - diluted (2) (3)	47,715	50,066
Net loss per common share - basic and diluted (2) (3)	$(0.27)	$(0.12)
FFO per common share - diluted (2)	$0.42	$0.34
FFO, excluding certain items, per common share - diluted (2)	$0.45	$0.35
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Amounts have been adjusted retroactively to reflect a one-for-six reverse stock split effected on June 2, 2015.

(3)	There are no dilutive securities for purposes of calculating net loss per common share.

Three months ended March 31, 2016, as compared to the three months ended March 31, 2015
FFO attributable to common stockholders for the three months ended March 31, 2016, was approximately $20.2 million as compared to approximately $16.9 million for the three months ended March 31, 2015, an increase of approximately $3.3 million.  The disposition of properties included in discontinued operations resulted in a decrease of $1.5 million. An increase in FFO attributable to common stockholders from continuing operations of approximately $4.8 million primarily related to the following factors:

•	lower interest expense of approximately $4.3 million;
•an increase in same store property net operating income of approximately $3.2 million; and
an increase in equity in operations of investments of approximately $0.9 million;
partially offset by:

•
a decrease in non-same store property net operating income of approximately $3.3 million, primarily due to approximately $5.7 million from properties sold in 2016 and 2015 (included in continuing operations), partially offset by an increase of approximately $2.0 million from properties acquired and approximately $0.4 million from our recently developed office property; and

•	an increase in non-real estate related depreciation expenses of approximately $0.3 million.

FFO attributable to common stockholders, excluding certain items, for the three months ended March 31, 2016, was approximately $21.3 million as compared to approximately $17.4 million for the three months ended March 31, 2015, an increase of approximately $3.9 million. The disposition of properties included in discontinued operations resulted in a decrease of approximately $1.5 million. An increase in FFO attributable to common stockholders, excluding certain items, from continuing operations of approximately $5.4 million was primarily due to lower interest expense of approximately $4.9 million, an increase in same store property net operating income of approximately $3.2 million, and an increase in equity in operations of investments of approximately $0.9 million, partially offset by a decrease in non-same store property net operating income of approximately $3.3 million and increased non-real estate related depreciation expense of approximately $0.3 million.

For a more detailed discussion of the changes in the factors listed above, refer to “Results of Operations” beginning on page 25.

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

Same Store GAAP NOI and Same Store Cash NOI presented by us may not be comparable to Same Store GAAP NOI or Same Store Cash NOI reported by other REITs that do not define Same Store GAAP NOI or Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store GAAP NOI and Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our condensed consolidated financial statements and notes thereto. Same Store GAAP NOI and Same Store Cash NOI should not be considered as an indicator of our ability to make distributions or as alternatives to net income (loss) as an indication of our performance or to cash flows as a measure of liquidity.

The table below presents our Same Store GAAP NOI and Same Store Cash NOI with a reconciliation to net loss for the three months ended March 31, 2016 and 2015 (in thousands). The same store properties for this comparison consist of 28 operating properties and 9.6 million square feet. Five operating properties have been excluded from our same store results below including Two BriarLake Plaza, Domain 2, Domain 3, Domain 4, and Domain 7 because we did not own these properties or they were not fully operational during the entirety of the three months ended March 31, 2016, and the three months ended March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Same Store Revenue:
Rental revenue	$58,924	$57,411
Less:
Lease termination fees	(432)	(545)
	58,492	56,866

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	17,556	17,909
Real estate taxes	9,187	8,813
Property management fees	142	1,837
Property Expenses	26,885	28,559
Same Store GAAP NOI - consolidated properties	31,607	28,307
Same Store GAAP NOI - unconsolidated properties (at ownership %)	2,550	2,235
Same Store GAAP NOI	34,157	30,542

Less:
Straight-line rent revenue adjustment	(2,663)	(413)
Amortization of above- and below-market rents, net	(1,042)	(1,220)
Same Store Cash NOI consolidated properties	27,902	26,674
Same Store Cash NOI - unconsolidated properties (at ownership %)	2,204	2,042
Same Store Cash NOI	$30,106	$28,716

Reconciliation of net loss to Same Store GAAP NOI and Same Store Cash NOI
Net loss	$(12,723)	$(5,902)
Adjustments:
Interest expense	12,240	16,522
Asset impairment losses	4,826	132
Tenant improvement demolition costs	64	127
General and administrative	6,504	6,414
Depreciation and amortization	32,044	30,022
Interest and other income	(274)	(145)
Loss on early extinguishment of debt	—	36
Provision (benefit) for income taxes	182	(76)
Equity in operations of investments	(415)	(243)
Income from discontinued operations	—	(1,490)
Gain on sale of discontinued operations	—	(8,606)
Gain on sale of assets	(5,739)	—
Net operating income of non-same store properties	(4,670)	(7,939)
Lease termination fees	(432)	(545)
Same store GAAP NOI unconsolidated properties (at ownership %)	2,550	2,235
Same Store GAAP NOI	34,157	30,542
Straight-line rent revenue adjustment	(2,663)	(413)
Amortization of above- and below-market rents, net	(1,042)	(1,220)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(346)	(193)
Same Store Cash NOI	$30,106	$28,716

Same Store GAAP NOI for the three months ended March 31, 2016, was approximately $34.16 million as compared to approximately $30.54 million for the three months ended March 31, 2015, a $3.62 million increase, or 11.8%. Same Store

Cash NOI for the three months ended March 31, 2016 was approximately $30.11 million as compared to approximately $28.72 million, a $1.39 million increase, or 4.8%.

For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 25.
Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of approximately $5.5 million and restricted cash of approximately $12.8 million.  We also have a credit facility with a borrowing capacity of $860.0 million (as described in more detail below). As of March 31, 2016, we had approximately $683.0 million of outstanding borrowings and had the ability subject to our most restrictive financial covenants, to borrow an additional approximately $82.8 million under the credit facility as a whole.

Our expected actual and potential short- and long-term liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, and proceeds from the sales of properties in connection with our efforts to sharpen our geographic focus. We believe our listing on the NYSE in 2015 will facilitate supplementing these sources by selling equity or debt securities of the Company if and when we believe appropriate to do so.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property acquisitions, and distributions to our stockholders. As of March 31, 2016, approximately $159.5 million of debt, including our share of debt at our unconsolidated properties, matures before the end of 2016. In April 2016, approximately $47.6 million of this debt was repaid or refinanced, lowering the debt that matures before the end of 2016 to approximately $111.9 million.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable, net were approximately $1,033.0 million at March 31, 2016. Approximately $357.8 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $366.5 million as of March 31, 2016. As of March 31, 2016, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $158.0 million from certain borrowings under our credit facility. As of March 31, 2016, the stated annual interest rates on our outstanding debt, excluding mezzanine financing, ranged from 1.94% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of March 31, 2016, the effective weighted average interest rate for our consolidated debt is approximately 4.07%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of approximately 4.31% for our consolidated debt and an increase in interest expense for the three months ended March 31, 2016, of approximately $0.6 million. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2016, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.8 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $35.5 million as of March 31, 2016. The loan has an original maturity date in July 2016, and we are currently working with the lender to dispose of this property on their behalf. As of March 31, 2016, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility and our debt had maturity dates that range from July 2016 to June 2022. In April 2016, approximately $23.2 million of debt due in July 2016 was repaid.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP. In March 2016, the available borrowings under the credit facility were increased, and as a result of meeting certain financial covenants, the credit facility was converted from secured to unsecured and now provides for total borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2016, we had approximately $575.0 million in borrowings outstanding under the term loans, and approximately $108.0 million borrowings outstanding under the revolving line of credit and with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $82.8 million under the facility as a whole. As of March 31, 2016, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.12%.

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

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and has authorized cash distributions in the same amount for each quarter since that time. We have paid approximately $8.6 million to our common stockholders thus far in 2016. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of March 31, 2016, we had approximately $683.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $1.6 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of approximately $0.7 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in the fair value of our interest rate swaps of approximately $24.6 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in the fair value of our interest rate swaps of approximately $23.8 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Part I, “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2016. These purchases represent shares of common stock surrendered by employees to us to satisfy such employees’ minimum tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2016	12,543	$15.31	not applicable	not applicable
February 2016	4,522	$13.43	not applicable	not applicable
March 2016	—	—	not applicable	not applicable

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

TIER REIT, INC.
Dated: May 9, 2016	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer and Executive Vice President
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
10.1
Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on January 26, 2016)

10.2
Fourth Amendment to Employment Agreement, effective as of January 26, 2016, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on January 26, 2016)

10.3
Increase and Second Amendment to the Amended and Restated Credit Agreement, dated as of March 15, 2016, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; and Wells Fargo Bank, National Association as Administrative Agent (filed herewith)

101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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