Form 10-Q
period 2016-06-30
TIER REIT INC
filed 2016-08-08
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

As of July 31, 2016, TIER REIT, Inc. had 47,746,054 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended June 30, 2016

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements
TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Real estate
Land	$159,736	$179,989
Land held for development	45,059	45,059
Buildings and improvements, net	1,108,255	1,348,200
Real estate under development	7,725	—
Total real estate	1,320,775	1,573,248
Cash and cash equivalents	78,599	12,248
Restricted cash	10,778	10,712
Accounts receivable, net	66,328	76,228
Prepaid expenses and other assets	5,356	6,712
Investments in unconsolidated entities	77,606	88,998
Deferred financing fees, net	2,999	3,111
Lease intangibles, net	68,338	83,548
Other intangible assets, net	9,887	10,086
Total assets	$1,640,666	$1,864,891
Liabilities and equity
Liabilities
Notes payable, net	$901,295	$1,071,571
Accounts payable and accrued liabilities	61,721	71,597
Payables to related parties	—	292
Acquired below-market leases, net	8,961	11,934
Distributions payable	8,601	8,596
Other liabilities	35,170	23,082
Total liabilities	1,015,748	1,187,072
Commitments and contingencies
Series A Convertible Preferred Stock	—	2,700
Equity
Preferred stock, $.0001 par value per share; 17,500,000 and 17,490,000 shares authorized at June 30, 2016, and December 31, 2015, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,412,705 and 47,362,372 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	5	5
Additional paid-in capital	2,604,614	2,600,193
Cumulative distributions and net loss attributable to common stockholders	(1,961,968)	(1,922,721)
Accumulated other comprehensive loss	(19,262)	(3,860)
Stockholders’ equity	623,389	673,617
Noncontrolling interests	1,529	1,502
Total equity	624,918	675,119
Total liabilities and equity	$1,640,666	$1,864,891

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Rental revenue	$64,267	$70,038	$132,745	$145,857
Expenses
Property operating expenses	19,805	20,877	40,290	46,056
Interest expense	13,447	15,460	25,687	31,982
Real estate taxes	9,429	10,198	20,493	21,842
Property management fees	226	2,105	510	4,437
Asset impairment losses	—	—	4,826	132
General and administrative	5,820	19,470	12,324	25,884
Depreciation and amortization	30,797	31,081	62,841	61,103
Total expenses	79,524	99,191	166,971	191,436
Interest and other income	344	141	618	286
Loss on early extinguishment of debt	—	(21,412)	—	(21,448)
Loss from continuing operations before income taxes, equity in operations of investments, and gain on sale of assets	(14,913)	(50,424)	(33,608)	(66,741)
Provision for income taxes	(281)	(1,338)	(463)	(1,262)
Equity in operations of investments	823	69	1,238	312
Loss from continuing operations before gain on sale of assets	(14,371)	(51,693)	(32,833)	(67,691)
Discontinued operations
Income (loss) from discontinued operations	—	(121)	—	1,369
Gain on sale of discontinued operations	—	6,077	—	14,683
Discontinued operations	—	5,956	—	16,052
Gain on sale of assets	5,010	44,564	10,749	44,564
Net loss	(9,361)	(1,173)	(22,084)	(7,075)
Noncontrolling interests in continuing operations	9	33	25	60
Noncontrolling interests in discontinued operations	—	(11)	—	(28)
Net loss attributable to common stockholders	$(9,352)	$(1,151)	$(22,059)	$(7,043)
Basic and diluted weighted average common shares outstanding	47,405,767	49,893,330	47,397,679	49,892,390
Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.20)	$(0.14)	$(0.47)	$(0.46)
Discontinued operations	—	0.12	—	0.32
Basic and diluted loss per common share	$(0.20)	$(0.02)	$(0.47)	$(0.14)

Distributions declared per common share	$0.18	$0.18	$0.36	$0.18

Net income (loss) attributable to common stockholders:
Continuing operations	$(9,352)	$(7,096)	$(22,059)	$(23,067)
Discontinued operations	—	5,945	—	16,024
Net loss attributable to common stockholders	$(9,352)	$(1,151)	$(22,059)	$(7,043)
Comprehensive income (loss):
Net loss	$(9,361)	$(1,173)	$(22,084)	$(7,075)
Other comprehensive income (loss): unrealized income (loss) on interest rate derivatives	(2,532)	6,146	(15,412)	1,590
Comprehensive income (loss)	(11,893)	4,973	(37,496)	(5,485)
Comprehensive loss attributable to noncontrolling interests	11	11	35	29
Comprehensive income (loss) attributable to common stockholders	$(11,882)	$4,984	$(37,461)	$(5,456)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional
	Number	Par	Paid-in			Noncontrolling Interests	Total Equity
	of Shares	Value	Capital
Six months ended June 30, 2016
Balance at January 1, 2016	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(22,059)	—	(25)	(22,084)
Unrealized loss on interest rate derivatives	—	—	—	—	(15,402)	(10)	(15,412)
Share based compensation, net	51	—	1,721	—	—	75	1,796
Distributions declared:
Common stock ($0.36 per share)	—	—	—	(17,188)	—	—	(17,188)
Noncontrolling interests	—	—	—	—	—	(13)	(13)
Cancellation of Series A Convertible Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at June 30, 2016	47,413	$5	$2,604,614	$(1,961,968)	$(19,262)	$1,529	$624,918

Six months ended June 30, 2015
Balance at January 1, 2015	49,877	$5	$2,645,927	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(7,043)	—	(32)	(7,075)
Unrealized gain on interest rate derivatives	—	—	—	—	1,587	3	1,590
Share based compensation, net	26	—	740	—	—	87	827
Redemption of common stock	(31)	—	(842)	—	—	—	(842)
Contributions by noncontrolling interests	—	—	—	—	—	1,325	1,325
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(9,011)	—	—	(9,011)
Series A Convertible Preferred Stock ($0.18 per share)	—	—	—	(2)	—	—	(2)
Noncontrolling interests	—	—	—	—	—	(15)	(15)
Balance at June 30, 2015	49,872	$5	$2,645,825	$(1,878,611)	$799	$2,313	$770,331

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss	$(22,084)	$(7,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment losses	4,826	132
Gain on sale of assets	(10,749)	(44,564)
Gain on sale of discontinued operations	—	(14,683)
Loss on early extinguishment of debt	—	546
Loss on derivatives	1,941	—
Amortization of restricted shares and units	2,049	1,099
Depreciation and amortization	62,841	61,103
Amortization of lease intangibles	(1,385)	(478)
Amortization of above- and below-market rent	(2,463)	(2,522)
Amortization of deferred financing and mark-to-market costs	1,523	1,763
Equity in operations of investments	(1,238)	(312)
Ownership portion of management and construction management fees from unconsolidated companies	276	221
Distributions from investments	300	569
Change in accounts receivable	(2,177)	(3,613)
Change in prepaid expenses and other assets	501	818
Change in lease commissions	(7,185)	(10,320)
Change in other lease intangibles	(810)	(376)
Change in accounts payable and accrued liabilities	(7,526)	(17,679)
Change in other liabilities	(1,717)	3,198
Change in payables to related parties	—	(1,092)
Cash provided by (used in) operating activities	16,923	(33,265)

Cash flows from investing activities
Escrow deposits	—	(20,000)
Return of investments	15,630	631
Purchase of ground lease	—	(7,200)
Purchases of real estate	—	(6,781)
Investments in unconsolidated entities	(3,576)	(7,818)
Capital expenditures for real estate	(20,833)	(39,477)
Capital expenditures for real estate under development	(2,909)	(2,555)
Proceeds from sale of discontinued operations	—	59,713
Proceeds from sale of assets	250,269	392,648
Change in restricted cash	(16)	5,704
Cash provided by investing activities	238,565	374,865

Cash flows from financing activities
Financing costs	(868)	(5,094)
Proceeds from notes payable	107,000	576,990
Payments on notes payable	(277,820)	(790,981)
Payments on capital lease obligations	—	(12)
Redemptions of common stock	—	(842)
Transfer of common stock	(253)	(270)
Distributions paid to common stockholders	(17,172)	—
Distributions paid to noncontrolling interests	(24)	—
Contributions from noncontrolling interests	—	325
Cash used in financing activities	(189,137)	(219,884)

Net change in cash and cash equivalents	66,351	121,716
Cash and cash equivalents at beginning of period	12,248	31,442
Cash and cash equivalents at end of period	$78,599	$153,158
See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a self-managed, Dallas-based real estate investment trust focused on delivering outsized stockholder return through stock price appreciation and dividend growth while offering unparalleled tenant service. As used herein, “TIER REIT,” the “Company,” “we,” “us,” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT’s investment strategy is to acquire, develop, and operate a portfolio of best-in-class office properties in select U.S. markets that consistently lead the nation in both population and office-using employment growth. Within these markets, we target TIER1 submarkets, which are primarily urban and amenity-rich locations. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of June 30, 2016, we owned interests in 32 operating office properties, two non-operating properties, and one development property, located in 13 markets throughout the United States.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2016, and December 31, 2015, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended June 30, 2016 and 2015, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2016, and December 31, 2015, and our results of operations and our cash flows for the periods ended June 30, 2016 and 2015.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Reclassification

Certain amounts previously reflected in the prior year condensed consolidated balance sheet and condensed consolidated statement of cash flows have been reclassified to conform to our 2016 presentation.  The December 31, 2015, condensed consolidated balance sheet reflects the single line “accounts payable and accrued liabilities” that was previously presented on two lines “accounts payable” (approximately $0.8 million) and “accrued liabilities” (approximately $70.8 million).  In addition, the June 30, 2015, condensed consolidated statement of cash flows reflects within the operating section the single line “change in accounts payable and accrued liabilities” that was previously presented on two lines “change in accounts payable” (approximately $0.1 million) and “change in accrued liabilities” (approximately $17.5 million).  These reclassifications had no effect on the previously reported total liabilities or cash used in operating activities.

Summary of Significant Accounting Policies

Described below are certain of our significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q.  Please see our consolidated financial statements and notes thereto included in Annual Report on Form 10-K for a complete listing of all of our significant accounting policies.

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

Real Estate

As of June 30, 2016, and December 31, 2015, the cost basis and accumulated depreciation and amortization related to our consolidated depreciable real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of June 30, 2016
Cost	$1,643,191	$138,703	$5,052	$(44,122)
Less: accumulated depreciation and amortization	(534,936)	(71,501)	(3,916)	35,161
Net	$1,108,255	$67,202	$1,136	$(8,961)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2015
Cost	$1,914,664	$164,636	$5,383	$(52,744)
Less: accumulated depreciation and amortization	(566,464)	(82,476)	(3,995)	40,810
Net	$1,348,200	$82,160	$1,388	$(11,934)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of July 2016 to an ending date of March 2024.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

July 2016 - December 2016	$1,822
2017	$1,926
2018	$1,108
2019	$1,002
2020	$1,092

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the six months ended June 30, 2016 and 2015, we recorded non-cash impairment charges totaling approximately $4.8 million and $0.1 million, respectively, related to the impairment of consolidated real estate assets.  The impairment losses recorded in 2016 relate to an asset assessed for impairment due to a change in management’s estimate of the intended hold period. The impairment loss recorded in 2015 related to final estimated closing costs incurred in connection with the disposition of a property that was impaired in 2014.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the six months ended June 30, 2016 and 2015.

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

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Straight-line rental revenue receivable	$63,951	$73,420
Tenant receivables	4,977	5,972
Non-tenant receivables	582	1,549
Allowance for doubtful accounts	(3,182)	(4,713)
Total	$66,328	$76,228

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the six months ended June 30, 2016, we capitalized interest expense of approximately $0.3 million for an unconsolidated entity with property under development, which is included in our investments from unconsolidated entities on our condensed consolidated balance sheet. For the six months ended June 30, 2015, we had no capitalized interest expense associated with unconsolidated entities.

 Other Intangible Assets, net

Other intangible assets consist of below-market ground leases on properties where a third party owns and has leased the underlying land to us. As of June 30, 2016, and December 31, 2015, the cost basis and accumulated amortization related to our consolidated other intangible assets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Cost	$11,177	$11,177
Less: accumulated amortization	(1,290)	(1,091)
Net	$9,887	$10,086

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Each of the amounts presented below include rental revenue amounts recognized in discontinued operations.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended June 30, 2016 and 2015, was approximately $1.3 million and $4.3 million, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for the six months ended June 30, 2016 and 2015, was approximately $3.8 million and $7.1 million, respectively. When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended June 30, 2016 and 2015, was approximately $0.9 million and $0.6 million, respectively. The total net increase to rental revenue due to this deferred rent for the six months ended June 30, 2016 and 2015, was approximately $1.9 million and $1.0 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2016 and 2015, was approximately $1.1 million and $1.3 million, respectively. The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2016 and 2015, was approximately $2.5 million and $2.5 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended June 30, 2016 and 2015, we recognized lease termination fees of approximately $0.7 million and $0.1 million, respectively. For the six months ended June 30, 2016 and 2015, we recognized lease termination fees of approximately $1.3 million and $0.7 million, respectively.

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
In April 2015, the FASB issued guidance related to accounting for debt issuance costs. The guidance simplifies presentation by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. In August 2015, the FASB further clarified this guidance to state that an entity may elect to continue to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not any outstanding borrowings exist on the line-of-credit. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption and retrospective application of this guidance on January 1, 2016, changed the classification of certain deferred financing fees on our balance sheet, but it did not otherwise have an impact on our financial statements. As of December 31, 2015, approximately $8.9 million in net deferred financing costs were reclassified from deferred financing fees and netted against our notes payable. As of December 31, 2015, approximately $3.1 million in net deferred financing fees associated with the revolving line of credit remained as an asset on the balance sheet.
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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

The following table sets forth our financial liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2016, and December 31, 2015 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
June 30, 2016
Derivative financial instruments:
Liabilities	$(21,219)	$—	$(21,219)	$—

December 31, 2015
Derivative financial instruments:
Liabilities	$(3,866)	$—	$(3,866)	$—

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

During the six months ended June 30, 2016, we recorded impairment losses of approximately $4.8 million for a property assessed for impairment due to changes in management’s estimate of the intended hold period. During the year ended December 31, 2015, we recorded impairment losses of approximately $0.1 million for final estimated closing costs incurred in connection with the disposition of a property which was impaired at December 31, 2014, and sold in 2015.

The following table summarizes those assets which were measured at fair value and impaired during 2016 and 2015 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the six months ended June 30, 2016
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

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2016, and December 31, 2015, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, payables to related parties, accrued liabilities, distributions payable, and other liabilities.  With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of June 30, 2016, and December 31, 2015, are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$909,605	$914,277	$1,080,425	$1,084,625
Less: unamortized debt issuance costs	(8,310)		(8,854)
Notes payable, net	$901,295		$1,071,571

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

On June 17, 2016, we sold our FOUR40 property to an unrelated third-party for a contract sales price of approximately $191.0 million, resulting in proceeds from sale of approximately $189.1 million. FOUR40 is located in Chicago, Illinois, and contains approximately 1.0 million rentable square feet. We are entitled to an additional payment of up to $12.5 million subject to future performance of the property.

Properties sold in 2016 and 2015 and included in continuing operations contributed a loss of approximately $0.8 million and $1.4 million to our net loss for the three months ended June 30, 2016 and 2015, respectively. Properties sold in 2016 and 2015, and included in continuing operations, contributed a loss of approximately $1.4 million and $3.1 million to our net loss for the six months ended June 30, 2016 and 2015, respectively.

Sales of Real Estate Reported in Discontinued Operations

No properties sold in 2016 have been classified as discontinued operations. The table below summarizes the results of operations for properties that have been classified as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2015 (in thousands). This includes two properties that were held for sale at December 31, 2014 and sold in 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Rental revenue	$(124)	$4,566
Expenses
Property operating expenses	22	1,723
Interest expense	44	720
Real estate taxes	(83)	633
Property management fees	14	121
Total expenses	(3)	3,197
Income (loss) from discontinued operations	(121)	1,369
Gain on sale of discontinued operations	6,077	14,683
Discontinued operations	$5,956	$16,052

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of June 30, 2016, and December 31, 2015 (dollar amounts in thousands):

		Ownership Interest		Investment Balance
Entity Name	Property	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
1301 Chestnut Associates, L.P. (1)	Wanamaker Building	60.00%	60.00%	$43,726	$42,898
Domain Junction LLC (2) (3)	Domain 2 & 7	49.84%	49.84%	10,937	26,588
Domain Junction 8 Venture LLC (2) (3)	Domain 8	50.00%	50.00%	17,749	14,193
COLDC 54 Holdings, LLC (3)	Colorado Building	10.00%	10.00%	878	949
GSTDC 72 Holdings, LLC (3)	1325 G Street	10.00%	10.00%	4,316	4,370
Total				$77,606	$88,998
_________________
(1) All major decisions for this entity require a vote of 70% (and in some instances 75%) of the ownership group.
(2) All major decisions for this entity are made by the other owner.
(3) We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment. Additionally, we are required to fund up to $0.3 million in additional capital contributions to the Domain Junction 8 Venture LLC for the development of Domain 8. At June 30, 2016, these VIEs have total assets of approximately $330.2 million and total liabilities of approximately $230.9 million, as outlined in the summarized balance sheets presented below.

The summarized balance sheets of our unconsolidated entities as of as of June 30, 2016, and December 31, 2015, are as follows (in thousands):

as of June 30, 2016	Total	Wanamaker	Other (50% or less owned entities)
Real estate, net	$396,381	$127,402	$268,979
Real estate intangibles, net	50,044	11,234	38,810
Cash, cash equivalents and restricted cash	23,815	12,350	11,465
Other assets	21,919	10,973	10,946
Total assets	$492,159	$161,959	$330,200

Notes payable, net	$285,851	$73,818	$212,033
Accounts payable	10,183	510	9,673
Other liabilities	14,888	5,668	9,220
Equity	181,237	81,963	99,274
Total liabilities and equity	$492,159	$161,959	$330,200

Company’s share of equity	$70,449	$49,178	$21,271
Basis differences (1)	7,157	(5,452)	12,609
Carrying value of the Company’s investment in unconsolidated entities	$77,606	$43,726	$33,880
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

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership. The summarized statements of operations of our unconsolidated entities for the three months ended June 30, 2016 and 2015, are as follows (in thousands):

Three months ended June 30, 2016	Total	Wanamaker	Other (50% or less owned entities) (1)
Revenue	$14,866	$6,842	$8,024
Income from continuing operations	$1,323	$1,045	$278
Net income	$1,323	$1,045	$278
Company’s share of net income from continuing operations	$818	$627	$191
Basis differences and elimination of inter-entity fees	5	135	(130)
Equity in operations of investments	$823	$762	$61
________________
(1) Includes combined earnings and losses for Domain 2&7, Domain 8, Colorado Building, and 1325 G Street.

Three months ended June 30, 2015	Total	Wanamaker	Other (50% or less owned entities) (1)
Revenue	$10,207	$6,663	$3,544
Income (loss) from continuing operations	$(3,779)	$640	$(4,419)
Net income (loss)	$(3,779)	$640	$(4,419)
Company’s share of net income (loss) from continuing operations	$(58)	$384	$(442)
Basis differences and elimination of inter-entity fees	127	125	2
Equity in operations of investments	$69	$509	$(440)
_______________
(1) Includes combined earnings and losses for Colorado Building, 1325 G Street, and Paces West, a property in which we owned a 10% interest during the three months ended June 30, 2015. Paces West was sold on November 30, 2015. Colorado Building and 1325 G Street were included as unconsolidated entities beginning on June 30, 2015.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership. The summarized statements of operations of our unconsolidated entities for the six months ended June 30, 2016 and 2015, are as follows (in thousands):

Six months ended June 30, 2016	Total	Wanamaker	Other (50% or less owned entities) (1)
Revenue	$28,459	$13,147	$15,312
Income (loss) from continuing operations	$1,155	$1,879	$(724)
Net income (loss)	$1,155	$1,879	$(724)
Company’s share of net income from continuing operations	$1,244	$1,128	$116
Basis differences and elimination of inter-entity fees	(6)	255	(261)
Equity in operations of investments	$1,238	$1,383	$(145)
_____________________
(1) Includes combined earnings and losses for Domain 2&7, Domain 8, Colorado Building, and 1325 G Street.

Six months ended June 30, 2015	Total	Wanamaker	Other (50% or less owned entities)(1)
Revenue	$19,689	$12,954	$6,735
Income (loss) from continuing operations	$(3,875)	$911	$(4,786)
Net income (loss)	$(3,875)	$911	$(4,786)
Company’s share of net income (loss) from continuing operations	$68	$547	$(479)
Basis differences and elimination of inter-entity fees	244	241	3
Equity in operations of investments	$312	$788	$(476)
_______________
(1) Includes combined earnings and losses for Colorado Building, 1325 G Street, and Paces West, a property in which we owned a 10% interest during the six months ended June 30, 2015. Paces West was sold on November 30, 2015. Colorado Building and 1325 G Street were included as unconsolidated entities beginning on June 30, 2015.

7.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the six months ended June 30, 2016, we capitalized a total of approximately $3.8 million, including approximately $0.1 million in interest. For the six months ended June 30, 2015, we capitalized a total of approximately $5.2 million, including approximately $0.6 million in interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of June 30, 2016. The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2016, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “other liabilities” on our condensed consolidated balance sheets, as of June 30, 2016, and December 31, 2015 (in thousands):

Derivatives designated as hedging instruments:	Derivative Liabilities
	June 30, 2016	December 31, 2015

Interest rate swaps	$(21,219)	$(3,866)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives (effective portion)
	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps	$(2,532)	$6,146	$(15,412)	$1,590

	Amount reclassified from OCI into income (effective portion)
	Three Months Ended		Six Months Ended
Location	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense (1)	$1,707	$809	$3,429	$1,280
______________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

	Three Months Ended		Six Months Ended
Location	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense (1)	$1,941	$—	$1,941	$—
_____________

(1)
Represents the portion of the change in fair value of our interest rate swaps attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $6.5 million will be reclassified as an increase to interest expense.

As of June 30, 2016, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was approximately $22.1 million.  As of June 30, 2016, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at the termination value of approximately $22.1 million.

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

9.          Notes Payable

Our notes payable, net were approximately $901.3 million at June 30, 2016. Approximately $333.7 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $333.0 million as of June 30, 2016. As of June 30, 2016, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $50.0 million from certain borrowings under our credit facility. As of June 30, 2016, the stated annual interest rates on our outstanding debt, excluding mezzanine financing, ranged from 1.96% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of June 30, 2016, the effective weighted average interest rate for our consolidated debt is approximately 4.27%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.54% as of June 30, 2016, for our consolidated debt and an increase in interest expense for the six months ended June 30, 2016, of approximately $1.2 million. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2016, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.7 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $34.8 million as of June 30, 2016. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on their behalf. As of June 30, 2016, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Our consolidated debt has maturity dates that range from July 2016 to June 2022. The following table provides information regarding the timing of principal payments of our notes payable, net as of June 30, 2016 (in thousands):

Principal payments due in:
July 2016 - December 2016	$112,951
2017	130,021
2018	1,622
2019	301,723
2020	1,814
Thereafter	361,474
Less: unamortized debt issuance costs (1)	(8,310)
Notes payable, net	$901,295
________________
(1) Excludes approximately $3.0 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Subsequent to June 30, 2016, approximately $62.8 million of secured debt due in November 2016 was repaid.

As discussed in Note 3, on January 1, 2016, we adopted the new accounting standard on deferred debt issuance costs. As of June 30, 2016, and December 31, 2015, approximately $8.3 million and $8.9 million, respectively, of unamortized deferred debt issuance costs associated with our debt are presented on the condensed consolidated balance sheets netted against the notes payable. As of June 30, 2016, and December 31, 2015, unamortized deferred debt issuance costs of approximately $3.0 million and $3.1 million, respectively, associated with the revolving line of credit under our credit facility, discussed below, continue to be presented as an asset on the condensed consolidated balance sheets. Deferred debt issuance costs are recorded at cost and amortized to interest expense using a straight-line method that approximates the effective interest method over the anticipated life of the related debt.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP. In March 2016, the available borrowings under the credit facility were increased, and as a result of meeting certain financial covenants, the credit facility was converted from secured to unsecured and now provides for total borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of June 30, 2016, we had approximately $575.0 million in borrowings outstanding under the term loans, and no borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $126.4 million under the facility as a whole. As of June 30, 2016, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.33%.

10.          Equity

Series A Convertible Preferred Stock

As of December 31, 2015, we had 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) outstanding. In connection with the listing of our common stock on the NYSE on July 23, 2015, an automatic conversion of the Series A Convertible Preferred Stock was triggered with the number of shares to be issued not determinable until March 2, 2016, based on the Conversion Company Value, as defined in the Articles Supplementary. On March 2, 2016, based on the Conversion Company Value, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

Stock Plans

Our 2015 Equity Incentive Plan allows for and our 2005 Incentive Award Plan allowed for equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Stock options. As of June 30, 2016, we had outstanding options held by our independent directors to purchase 12,495 shares of our common stock at a weighted average exercise price of approximately $40.13 per share. These options are all fully vested and have expiration dates that range from July 2018 to June 2022. The options were anti-dilutive to earnings per share for each period presented.

Restricted stock units. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from January 2017 to December 2020. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period.

The following is a summary of the number of outstanding RSUs held by our independent directors as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	28,705	$18.29	13,841	$24.69
Issued	18,275	$15.05	—	$—
Forfeited	—	$—	(2)	$24.82
Converted	(7,725)	$19.96	(2,078)	$24.06
Outstanding at the end of the period (1)	39,255	$16.45	11,761	$24.80
_____________
(1) As of June 30, 2016, 6,046 RSUs are vested.

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

The following is a summary of the number of shares of restricted stock outstanding as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	281,905	$22.46	118,563	$24.73
Issued	119,523	$15.19	106,811	$26.88
Forfeiture	(8,406)	$19.98	(10)	$25.30
Restrictions lapsed	(59,673)	$25.64	(33,726)	$24.65
Outstanding at the end of the period	333,349	$19.34	191,638	$25.94

For the three months ended June 30, 2016 and 2015, we recognized a total of approximately $1.1 million and $0.6 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. For the six months ended June 30, 2016 and 2015, we recognized a total of approximately $2.0 million and $1.1 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of June 30, 2016, the total remaining compensation cost on unvested awards was approximately $5.8 million, with a weighted average remaining contractual life of approximately 1.8 years.
Distributions
Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and has authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter.
The following table reflects the distributions declared for our common stock, Series A Convertible Preferred Stock, and noncontrolling interests (OP units and vested restricted stock units) during the six months ended June 30, 2016 and for the year ended December 31, 2015 (in thousands).

		Common Stockholders	Preferred Stockholders	Noncontrolling Interests
	Total
2016
1st Quarter	$8,600	$8,594	$—	$6
2nd Quarter	8,601	8,594	—	7
Total	$17,201	$17,188	$—	$13

2015
1st Quarter	$—	$—	$—	$—
2nd Quarter	9,028	9,011	2	15
3rd Quarter	8,556	8,539	2	15
4th Quarter	8,596	8,576	2	18
Total	$26,180	$26,126	$6	$48

11.          Commitments and Contingencies

As of June 30, 2016, we had commitments of approximately $31.7 million for future tenant improvements and leasing commissions.

We have employment agreements with five of our executive officers.  The term of each employment agreement ends on July 15, 2018, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of June 30, 2016, we would have recognized approximately $13.6 million in related compensation expense.

12.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Interest paid, net of amounts capitalized	$19,742	$31,668
Income taxes paid	$1,964	$936

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$12,016	$13,295
Amortization of deferred financing fees in building and improvements, net	$—	$165

Non-cash financing activities:
Cancellation of Series A Convertible Preferred Stock	$2,700	$—
Mortgage notes assumed by purchaser	$—	$47,074
Financing costs in accounts payable and accrued liabilities	$—	$55
Unrealized gain on interest rate derivatives	$—	$1,590
Unrealized loss on interest rate derivatives	$15,412	$—
Accrual for distributions declared	$8,602	$9,028
Contributions from noncontrolling interests	$—	$1,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
As of June 30, 2016, we owned interests in 32 operating office properties with approximately 10.5 million rentable square feet, two non-operating properties totaling approximately 410,000 square feet, and one development property. Our properties are located in 13 markets throughout the United States. The operations of two properties sold in 2016 are included in our continuing operations for our period of ownership. Substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).
As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. While many real estate markets have generally stabilized since the pervasive and fundamental disruptions associated with the last recession that created extensive job losses and limited availability of credit to businesses, financial markets and oil prices have been volatile recently. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest annual growth and tenants focused on using less space per employee, it has trailed the general economy. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
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

Dispose of Non-Strategic Properties
As we did in 2015, we intend to continue disposing of non-strategic properties when we believe market conditions are advantageous to us. As of December 31, 2015, we had a total of approximately 3.9 million square feet (at ownership share) located in six remaining non-strategic markets, which include Baltimore, Maryland; Cherry Hill, New Jersey; Chicago, Illinois; Columbus, Ohio; Philadelphia, Pennsylvania; and St. Paul, Minnesota. As of June 30, 2016, we have reduced this to a total of approximately 2.4 million square feet located in four remaining non-strategic markets following the sales of Lawson Commons, located in St. Paul, Minnesota, and FOUR40, located in Chicago, Illinois, resulting in combined proceeds of approximately $250.0 million. Exiting these properties has allowed us to further sharpen our geographic focus and de-lever the balance sheet, and we anticipate future dispositions of non-strategic properties will provide capital to further de-lever the balance sheet and to be recycled into strategic investment opportunities. We can provide no assurance that we will sell any of the remaining properties located in the non-strategic markets described above on terms favorable to us, or at all, or on the timing we expect. We can also provide no assurance regarding the specific uses of any net proceeds.

Reduce our Leverage
Substantial progress was made in 2015 to create a more flexible capital structure, balance our debt maturities, lower our leverage, and reduce our weighted average borrowing costs. We have continued this progress in 2016 by transitioning our $860.0 million credit facility from secured to unsecured. We also intend to utilize proceeds from the near-term sale of non-strategic properties to further reduce our leverage, as we did with proceeds from the sale of Lawson Commons and FOUR40. During the quarter ended June 30, 2016, we repaid approximately $131.2 million of debt ahead of scheduled maturity dates. Subsequent to June 30, 2016, we repaid approximately $62.8 million of additional debt scheduled to mature in November 2016.
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
Increase Portfolio Occupancy and Address Short- to Mid-term Lease Expirations
We are focused on increasing our portfolio’s occupancy. As of June 30, 2016, our operating office properties are approximately 90.4% leased to tenants, an increase of 70 basis points from December 31, 2015. We anticipate downward pressure on occupancy in the third quarter of 2016 due to known tenant move outs coupled with typical downtime to market and backfill the vacated space, but we anticipate positive movement in our occupancy in the fourth quarter of the year. The leasing environment remains strong in the majority of our markets; however, we continuously monitor the economy and our real estate markets closely and we can provide no assurance of any such positive occupancy movement.
While we are focused on increasing occupancy, we are also focused on addressing short-term lease expirations and certain mid-term lease expirations to lock in recent market rental rate growth while reducing lease rollover exposure throughout the portfolio. However, in certain markets such as Houston, renewing tenants early could result in tenants reducing their leased space which would apply downward pressure to occupancy.

The following table sets forth information regarding our leasing activity for the three and six months ended June 30, 2016:

Three months ended June 30, 2016	Renewal	Expansion	New	Total
Square feet leased	61,000	35,000	97,000	193,000
Weighted average lease term (in years)	4.5	3.5	6.3	5.2
Increase in weighted average net rental rates per square foot per year (1)	$0.25	$0.37	$4.14	$2.25
% increase in weighted average net rental rates per square foot per year	2%	2%	26%	14%
Leasing cost per square foot per year (2)	$4.20	$4.94	$6.03	$5.40

Six months ended June 30, 2016
Square feet leased	332,000	105,000	218,000	655,000
Weighted average lease term (in years)	3.2	6.6	6.9	5.0
Increase in weighted average net rental rates per square foot per year (1)	$1.34	$0.39	$2.77	$1.69
% increase in weighted average net rental rates per square foot per year	11%	3%	16%	12%
Leasing cost per square foot per year (2)	$3.62	$3.29	$5.56	$4.37
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
Three months ended June 30, 2016, as compared to the three months ended June 30, 2015
Rental Revenue.  Rental revenue for the three months ended June 30, 2016, was approximately $64.3 million as compared to approximately $70.0 million for the three months ended June 30, 2015, a $5.7 million decrease. Our non-same store properties had a decrease of approximately $5.7 million in rental revenue due to a decrease of approximately $8.9 million from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $2.7 million from acquired properties and an increase of approximately $0.5 million from our recently developed office property. Our same store properties overall had no change as a result of a decrease in free rent concessions resulting in an increase to rental revenue of approximately $1.6 million, an increase in rental rates resulting in an increase in rental revenue of approximately $1.0 million, and an increase in lease termination fee income of approximately $0.5 million. These increases were offset by a decrease in straight-line rent and lease incentive adjustments of approximately $1.2 million, a decrease in occupancy resulting in a decrease in revenue of approximately $1.0 million, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.7 million, and a decrease in parking income of approximately $0.2 million.
Property Operating Expenses. Property operating expenses for the three months ended June 30, 2016, were approximately $19.8 million as compared to approximately $20.9 million for the three months ended June 30, 2015, a $1.1 million decrease. Our non-same store properties had a decrease of approximately $2.5 million due to a decrease of approximately $3.2 million from the sale of properties in 2016 and 2015, partially offset by increases of approximately $0.6 million from acquired properties and approximately $0.1 million from our recently developed office property. Our same store properties had an increase of approximately $1.4 million, primarily due to higher repair and maintenance expense and higher bad debt expense.
Interest Expense.  Interest expense for the three months ended June 30, 2016, was approximately $13.4 million as compared to approximately $15.5 million for the three months ended June 30, 2015, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, our interest rate swap agreements, and our credit facility. The $2.1 million decrease was primarily due to lower overall interest rates (a weighted average effective interest rate of approximately 4.27% at June 30, 2016, as compared to approximately 5.10% at April 1, 2015) which reduced our interest expense by approximately $3.2 million and lower overall borrowings which reduced our interest expense by approximately $1.3 million, partially offset by approximately $1.9 million of expense in 2016 related to interest rate hedge ineffectiveness and approximately $0.6 million of default interest in 2016 related to one of our mortgage loans.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended June 30, 2016, were approximately $9.4 million as compared to approximately $10.2 million for the three months ended June 30, 2015, a $0.8 million decrease primarily due to our non-same store properties which had a decrease of approximately $1.4 million from the sale of properties in 2016 and 2015, partially offset by increases of approximately $0.2 million from acquired properties and approximately $0.4 million from our recently developed office property.
Property Management Fees. Property management fees for the three months ended June 30, 2016, were approximately $0.2 million as compared to approximately $2.1 million for the three months ended June 30, 2015, a $1.9 million decrease, primarily due to the internalization of the management of our properties that were formerly managed by HPT Management Services, LLC.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2016, were approximately $5.8 million as compared to approximately $19.5 million for the three months ended June 30, 2015, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, corporate office rent, and other administrative expenses. The $13.7 million decrease is primarily due to approximately $10.2 million (combined) of costs incurred in 2015, and not incurred in 2016, related to the buyout and termination fees paid in connection with our 2015 property management and administrative services internalization, approximately $2.5 million in costs related to our 2015 tender offer and listing of our common stock on the NYSE, approximately $0.8 million of 2015 acquisition expense, 2016 cost reductions in insurance and other administrative expenses of approximately $0.9 million, and 2016 reductions of legal expenses of approximately $0.4 million, partially offset by increased 2016 payroll costs of approximately $1.1 million, which includes approximately $0.5 million of increased stock based compensation.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2016, was approximately $30.8 million as compared to approximately $31.1 million for the three months ended June 30, 2015, a $0.3 million decrease. Our non-same store properties had a decrease of approximately $1.1 million due to a decrease of approximately $3.5 million primarily from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $1.8 million from acquired properties and an increase of approximately $0.6 million from our recently developed office property. Our same store properties had an increase of approximately $0.8 million primarily due to increased amortization related to tenant improvements and leasing commissions.
Loss on Early Extinguishment of Debt. We had no loss on early extinguishment of debt for the three months ended June 30, 2016. Loss on early extinguishment of debt for the three months ended June 30, 2015, was approximately $21.4 million and was primarily comprised of defeasance costs related to early payoffs of debt.

Equity in Operations of Investments. Equity in operations of investments for the three months ended June 30, 2016, was approximately $0.8 million as compared to approximately $0.1 million for the three months ended June 30, 2015, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.7 million increase was primarily due to increased 2016 earnings at our Wanamaker property and acquisition fees paid in 2015 that we did not have in 2016.
Gain on Sale of Assets. We had approximately $5.0 million in gain on sale of assets for the three months ended June 30, 2016, related to our sale of FOUR40. We had approximately $44.6 million in gain on sale of assets for the three months ended June 30, 2015, related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building.
Six months ended June 30, 2016, as compared to the six months ended June 30, 2015
Rental Revenue.  Rental revenue for the six months ended June 30, 2016, was approximately $132.7 million as compared to approximately $145.9 million for the six months ended June 30, 2015, a $13.2 million decrease. Our non-same store properties had a decrease of approximately $14.0 million in rental revenue due to a decrease of approximately $21.6 million from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $6.3 million from acquired properties and an increase of approximately $1.3 million from our recently developed office property. Our same store properties had an increase of approximately $0.8 million, primarily due to a decrease in free rent concessions resulting in an increase to rental revenue of approximately $1.5 million, an increase in rental rates resulting in an increase in revenue of approximately $0.4 million, and an increase in straight-line rent and lease incentive adjustments of approximately $1.4 million. These increases were partially offset by a decrease in occupancy resulting in a decrease in rental revenue of approximately $1.6 million and a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.9 million.
Property Operating Expenses. Property operating expenses for the six months ended June 30, 2016, were approximately $40.3 million as compared to approximately $46.1 million for the six months ended June 30, 2015, a $5.8 million decrease. Our non-same store properties had a decrease of approximately $6.3 million due to a decrease of approximately $8.1 million from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $1.6 million from acquired properties and an increase of approximately $0.2 million from our recently developed office property. Our same store properties had an increase of approximately $0.5 million, primarily due to higher repair and maintenance expense and higher bad debt expense, partially offset by lower utility expenses.
Interest Expense.  Interest expense for the six months ended June 30, 2016, was approximately $25.7 million as compared to approximately $32.0 million for the six months ended June 30, 2015, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our notes payable associated with our consolidated real estate properties, our interest rate swap agreements, and our credit facility. The $6.3 million decrease was primarily due to lower overall interest rates (a weighted average effective interest rate of approximately 4.27% at June 30, 2016, as compared to approximately 5.34% at January 1, 2015) which reduced our interest expense by approximately $6.6 million, lower overall borrowings which reduced our interest expense by approximately $2.8 million, and approximately $0.4 million of decreased amortization of deferred financing fees, partially offset by approximately $1.9 million of expense in 2016 related to interest rate hedge ineffectiveness, approximately $1.2 million of default interest in 2016 related to one of our mortgage loans, and a $0.4 million reduction in capitalized interest.
Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the six months ended June 30, 2016, were approximately $20.5 million as compared to approximately $21.8 million for the six months ended June 30, 2015, a $1.3 million decrease. Our non-same store properties had a decrease of approximately $1.8 million due to a decrease of approximately $3.3 million from the sale of properties in 2016 and 2015, partially offset by increases of approximately $0.8 million from acquired properties and approximately $0.7 million from our recently developed office property. Our same store properties had an increase of approximately $0.5 million, primarily due to tax refunds received in 2015 that did not recur in 2016.
Property Management Fees. Property management fees for the six months ended June 30, 2016, were approximately $0.5 million as compared to approximately $4.4 million for the six months ended June 30, 2015, a $3.9 million decrease, primarily due to the internalization of the management of our properties that were formerly managed by HPT Management Services, LLC.
Asset Impairment Losses. We had approximately $4.8 million in asset impairment losses for the six months ended June 30, 2016, related to an asset assessed for impairment due to a change in management’s estimate of the intended hold period. We had approximately $0.1 million in asset impairment losses for the six months ended June 30, 2015, related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place.
General and Administrative.  General and administrative expenses for the six months ended June 30, 2016, were approximately $12.3 million as compared to approximately $25.9 million for the six months ended June 30, 2015, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, corporate office rent, and other administrative expenses.  The $13.6 million decrease is primarily due to approximately $10.2 million (combined) of costs incurred in 2015, and not incurred in 2016, related to the buyout and termination fees paid in connection with our 2015 property management and administrative services internalization, approximately

$3.0 million in costs related to our 2015 tender offer and listing of our common stock on the NYSE, approximately $0.8 million of 2015 acquisition expense, 2016 cost reductions in insurance and other administrative expenses of approximately $1.7 million, and 2016 reductions of legal expenses of approximately $0.5 million, partially offset by increased 2016 payroll costs of approximately $2.6 million which includes approximately $1.0 million of increased stock based compensation.
Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2016, was approximately $62.8 million as compared to approximately $61.1 million for the six months ended June 30, 2015, a $1.7 million increase. Our non-same store properties had a decrease of approximately $1.9 million primarily due to a decrease of approximately $7.1 million from the sale of properties in 2016 and 2015, partially offset by an increase of approximately $3.9 million from acquired properties and an increase of approximately $1.3 million from our recently developed office property. Our same store properties had an increase of approximately $3.6 million primarily due to increased amortization related to tenant improvements and leasing commissions.

Loss on Early Extinguishment of Debt. We had no loss on early extinguishment of debt for the six months ended June 30, 2016. Loss on early extinguishment of debt for the six months ended June 30, 2015, was approximately $21.4 million and was primarily comprised of defeasance costs related to early payoffs of debt.

Equity in Operations of Investments. Equity in operations of investments for the six months ended June 30, 2016, was approximately $1.2 million as compared to approximately $0.3 million for the six months ended June 30, 2015, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.9 million increase was primarily due to increased 2016 earnings at our Wanamaker property and acquisition fees paid in 2015 that we did not have in 2016.
Gain on Sale of Assets. We had approximately $10.7 million in gain on sale assets for the six months ended June 30, 2016 related to our sales of Lawson Commons and FOUR40. We had approximately $44.6 million in gain on sale of assets for the six months ended June 30, 2015, related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building.
Cash Flow Analysis
Six months ended June 30, 2016, as compared to six months ended June 30, 2015
Cash provided by operating activities was approximately $16.9 million for the six months ended June 30, 2016. Cash used in operating activities for the six months ended June 30, 2015, was approximately $33.3 million. The approximately $50.2 million increase is primarily attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $7.5 million more net cash inflows from working capital assets and liabilities in 2016 compared to 2015; (2) approximately $40.0 million primarily due to more cash received from the results of our real estate property operations, including discontinued operations, net of interest expense, general and administrative expenses including costs associated with our 2015 listing on the NYSE, and termination fees and buyout fees paid in connection with our 2015 internalization of property management services and administrative services; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.7 million.
Cash provided by investing activities for the six months ended June 30, 2016, was approximately $238.6 million and was primarily comprised of proceeds from the sale of properties of approximately $250.3 million and return of investments of approximately $15.6 million primarily due to proceeds received from a loan that was refinanced, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $23.7 million, and investments in unconsolidated entities of approximately $3.6 million related to development activities at an unconsolidated property. Cash provided by investing activities for the six months ended June 30, 2015, was approximately $374.9 million and was primarily comprised of proceeds from the sale of properties of approximately $452.4 million and changes in restricted cash of approximately $5.7 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $42.0 million and purchases of real estate, a ground lease, investments in unconsolidated entities and escrow deposits of approximately $41.8 million.
Cash used in financing activities for the six months ended June 30, 2016, was approximately $189.1 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $171.7 million and distributions of approximately $17.2 million. Cash used in financing activities for the six months ended June 30, 2015, was approximately $219.9 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable.

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

We also evaluate FFO, excluding certain items. The items excluded relate to certain non-operating activities or certain non-recurring activities that may create significant FFO volatility and affect the comparability of FFO across periods. We believe it is useful to evaluate FFO excluding these items because it provides useful information in analyzing comparability between reporting periods and in assessing the sustainability of our operating performance.

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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three and six months ended June 30, 2016 and 2015, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(9,361)	$(1,173)	$(22,084)	$(7,075)
Net loss attributable to noncontrolling interests	9	22	25	32
Net loss attributable to common stockholders	(9,352)	(1,151)	(22,059)	(7,043)
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	30,519	31,081	62,289	61,103
Real estate depreciation and amortization from unconsolidated properties	2,005	1,367	4,050	2,654
Real estate depreciation and amortization - noncontrolling interests	—	—	(6)	—
Impairment of depreciable real estate	—	—	4,826	132
Gain on sale of depreciable real estate	(5,010)	(50,641)	(10,749)	(59,247)
Taxes associated with sale of depreciable real estate	—	1,264	64	1,264
Noncontrolling interests	(18)	29	(39)	(10)
FFO attributable to common stockholders	18,144	(18,051)	38,376	(1,147)

Acquisition expenses	—	1,193	—	1,195
Severance charges	—	—	493	—
Tender offer and listing costs	—	2,488	—	2,991
Interest rate hedge ineffectiveness expense (2)	1,941	—	1,941	—
Loss on early extinguishment of debt	—	21,412	—	21,448
Default interest (3)	616	—	1,233	—
BHT Advisors termination fee and HPT Management buyout fee	—	10,200	—	10,200
Noncontrolling interests	(1)	(61)	(2)	(62)
FFO attributable to common stockholders, excluding certain items	$20,700	$17,181	$42,041	$34,625
Weighted average common shares outstanding - basic	47,406	49,893	47,398	49,892
Weighted average common shares outstanding - diluted (4)	47,826	50,085	47,771	50,076
Net loss per common share - basic and diluted (4)	$(0.20)	$(0.02)	$(0.47)	$(0.14)
FFO per common share - diluted	$0.38	$(0.36)	$0.80	$(0.02)
FFO, excluding certain items, per common share - diluted	$0.43	$0.34	$0.88	$0.69
_____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Interest rate swaps are adjusted to fair value through other comprehensive income (loss). However, because our interest rate swaps do not have a LIBOR floor while the hedged debt is subject to a LIBOR floor, the portion of the change in fair value of our interest rate swaps attributable to this mismatch is reclassified to interest rate hedge ineffectiveness expense.

(3)
We have a non-recourse loan in default which subjects us to incur default interest at a rate that is 500 basis points higher than the stated interest rate. Although there can be no assurance, we anticipate that when this property is sold or when ownership of this property is conveyed to the lender, this default interest will be forgiven.

(4) There are no dilutive securities for purposes of calculating net loss or negative FFO per common share.

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 26.

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

Same Store GAAP NOI and Same Store Cash NOI presented by us may not be comparable to Same Store GAAP NOI or Same Store Cash NOI reported by other REITs that do not define Same Store GAAP NOI or Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store GAAP NOI and Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our condensed consolidated financial statements and notes thereto. Same Store GAAP NOI and Same Store Cash NOI should not be considered as an indicator of our ability to make distributions, as alternatives to net income (loss) as an indication of our performance, as measures of cash flows or liquidity.

The table below presents our Same Store GAAP NOI and Same Store Cash NOI with a reconciliation to net loss for the three and six months ended June 30, 2016 and 2015 (in thousands). The same store properties for this comparison consist of 27 operating properties and 8.5 million square feet. Five operating properties have been excluded from our same store results below including Two BriarLake Plaza, Domain 2, Domain 3, Domain 4, and Domain 7 because we did not own these properties or they were not fully operational during the entirety of the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Same Store Revenue:
Rental revenue	$51,142	$51,168	$102,286	$101,486
Less:
Lease termination fees	(667)	(125)	(1,098)	(671)
	50,475	51,043	101,188	100,815

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	15,053	13,648	29,195	28,576
Real estate taxes	7,148	7,090	14,559	14,102
Property management fees	140	1,519	266	3,174
Property Expenses	22,341	22,257	44,020	45,852
Same Store GAAP NOI - consolidated properties	28,134	28,786	57,168	54,963
Same Store GAAP NOI - unconsolidated properties (at ownership %)	2,727	2,137	5,277	4,372
Same Store GAAP NOI	30,861	30,923	62,445	59,335

Increase (decrease) in Same Store GAAP NOI	(0.2)%		5.2%

Less:
Straight-line rent revenue adjustment	(1,438)	(2,652)	(3,990)	(2,565)
Amortization of above- and below-market rents, net	(852)	(1,512)	(1,842)	(2,706)
Same Store Cash NOI - consolidated properties	25,844	24,622	51,336	49,692
Same Store Cash NOI - unconsolidated properties (at ownership %)	2,391	1,881	4,595	3,923
Same Store Cash NOI	$28,235	$26,503	$55,931	$53,615

Increase in Same Store Cash NOI	6.5%		4.3%

Reconciliation of net loss to Same Store GAAP NOI and Same Store Cash NOI
Net loss	$(9,361)	$(1,173)	$(22,084)	$(7,075)
Adjustments:
Interest expense	13,447	15,460	25,687	31,982
Asset impairment losses	—	—	4,826	132
Tenant improvement demolition costs	76	80	140	206
General and administrative	5,820	19,470	12,324	25,884
Depreciation and amortization	30,797	31,081	62,841	61,103
Interest and other income	(344)	(141)	(618)	(286)
Loss on early extinguishment of debt	—	21,412	—	21,448
Provision for income taxes	281	1,338	463	1,262
Equity in operations of investments	(823)	(69)	(1,238)	(312)
(Income) loss from discontinued operations	—	121	—	(1,369)
Gain on sale of discontinued operations	—	(6,077)	—	(14,683)
Gain on sale of assets	(5,010)	(44,564)	(10,749)	(44,564)
Net operating income of non-same store properties	(6,082)	(8,027)	(13,326)	(18,094)
Lease termination fees	(667)	(125)	(1,098)	(671)
Same store GAAP NOI unconsolidated properties (at ownership %)	2,727	2,137	5,277	4,372
Same Store GAAP NOI	30,861	30,923	62,445	59,335
Straight-line rent revenue adjustment	(1,438)	(2,652)	(3,990)	(2,565)
Amortization of above- and below-market rents, net	(852)	(1,512)	(1,842)	(2,706)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(336)	(256)	(682)	(449)
Same Store Cash NOI	$28,235	$26,503	$55,931	$53,615
For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 26.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of approximately $78.6 million and restricted cash of approximately $10.8 million.  We also have a credit facility with a borrowing capacity of $860.0 million (as described in more detail below). As of June 30, 2016, we had approximately $575.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $126.4 million under the credit facility as a whole.

Our expected actual and potential short- and long-term liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, and proceeds from the sales of properties in connection with our efforts to sharpen our geographic focus. We believe our listing on the NYSE in 2015 will facilitate supplementing these sources by selling equity or debt securities of the Company in the future if and when we believe appropriate to do so.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property acquisitions, and distributions to our stockholders. As of June 30, 2016, approximately $111.5 million of debt, including our share of debt at our unconsolidated properties, matures before the end of 2016. Subsequent to June 30, 2016, approximately $62.8 million of this 2016 maturing debt was repaid.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable, net were approximately $901.3 million at June 30, 2016. Approximately $333.7 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $333.0 million as of June 30, 2016. As of June 30, 2016, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $50.0 million from certain borrowings under our credit facility. As of June 30, 2016, the stated annual interest rates on our outstanding debt, excluding mezzanine financing, ranged from 1.96% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of June 30, 2016, the effective weighted average interest rate for our consolidated debt is approximately 4.27%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.54% as of June 30, 2016, for our consolidated debt and an increase in interest expense for the six months ended June 30, 2016, of approximately $1.2 million. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2016, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.7 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $34.8 million as of June 30, 2016. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on their behalf. As of June 30, 2016, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility and our debt had maturity dates that range from July 2016 to June 2022. Subsequent to June 30, 2016, approximately $62.8 million of secured debt due in November 2016 was repaid.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP. In March 2016, the available borrowings under the credit facility were increased, and as a result of meeting certain financial covenants, the credit facility was converted from secured to unsecured and now provides for total borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of June 30, 2016, we had approximately $575.0 million in borrowings outstanding under the term loans, and no borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $126.4 million under the facility as a whole. As of June 30, 2016, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.33%.

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

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and has authorized cash distributions in the same amount for each quarter since that time. We have paid distributions of approximately $17.2 million to our common stockholders thus far in 2016. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of June 30, 2016, we had approximately $575.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $0.5 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of approximately $0.2 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in the fair value of our interest rate swaps of approximately $23.7 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in the fair value of our interest rate swaps of approximately $25.2 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

Debt Issuance Costs.

In April 2015, the FASB issued guidance related to accounting for debt issuance costs. The guidance simplifies presentation by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. In August 2015, the FASB further clarified this guidance to state that an entity may elect to continue to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not any outstanding borrowings exist on the line-of-credit. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption and retrospective application of this guidance on January 1, 2016, changed the classification of certain deferred financing fees on our balance sheet, but it did not otherwise have an impact on our financial statements. Accordingly, certain items previously presented in our financial statements contained within our most recent Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 16, 2016, will be adjusted to reflect the retrospective adoption of this standard. As of December 31, 2015 and 2014, approximately $8.9 million and $7.4 million, respectively, in net deferred financing costs were reclassified from deferred financing fees and netted against our notes payable. As of December 31, 2015 and 2014, approximately $3.1 million and $3.4 million, respectively, in net deferred financing fees associated with the revolving line of credit remained as an asset on the balance sheet.
In addition, as of December 31, 2015 and 2014, approximately $3.0 million and $1.3 million, respectively, of unamortized deferred debt issuance costs associated with debt of our unconsolidated entities was presented in the summarized balance sheet in Note 6 - Investments in Unconsolidated Entities of the Annual Report on Form 10-K for the year ended December 31, 2015, as part of “other assets.”  This amount has been netted against notes payable in the December 31, 2015 and 2014, summarized balance sheets after the retrospective adjustment.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER REIT, INC.
Dated: August 8, 2016	By:	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer and Executive Vice President
(Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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