Form 10-K
period 2016-12-31
TIER REIT INC
filed 2017-02-13
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $726.8 million, computed by reference to the closing price of our common stock on the New York Stock Exchange of $15.33 per share.

As of February 1, 2017, the registrant had 47,819,115 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, relating to its 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Registrant intends to file such Definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year.

TIER REIT, Inc.
FORM 10-K
Year Ended December 31, 2016

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to sell certain properties, our intentions with respect to development activity, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “opportunities,” “objectives,” “strategies,” “goals,” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted due to a variety of risks and uncertainties, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form  10-K and the factors described below:

•	market disruptions and economic conditions experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	our ability to renew expiring leases and lease vacant spaces at favorable rates or at all;

•	the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency, or a general downturn in their businesses;

•	the availability of cash flow from operating activities to fund distributions and capital expenditures;

•	our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets, or otherwise to fund our future capital needs;

•	the availability and terms of financing, including the impact of higher interest rates on the cost and/or availability of financing;

•	our ability to strategically acquire, develop, or dispose of assets on favorable terms, or at all;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to retain our executive officers and other key personnel;

•	unfavorable changes in laws or regulations impacting our business or our assets; and

•	factors that could affect our ability to qualify as a real estate investment trust for federal income tax purposes.

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

As of December 31, 2016, we owned interests in 29 operating office properties, one non-operating property, and one development property located in 13 markets throughout the United States. Our corporate offices are located at 5950 Sherry Lane, Suite 700, Dallas, Texas 75225, and our telephone number is (972) 483-2400.

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
Business Strategy

Our strategy is straightforward. Our vision is to be the premier owner and operator of best-in-class office properties in select submarkets within high-growth metropolitan areas. We focus on vibrant cities with local GDP and population growth above the national average and amenity-rich submarkets (“TIER1 submarkets”) that appeal to dynamic corporate users and highly educated, in-demand employees. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders, although there can be no assurance of any such appreciation or growth.

Six years ago, our story was told in 36 markets across the United States. As of December 31, 2016, we owned properties in 13 markets, with the primary focus on our seven target growth markets of Austin, Dallas, Houston, Atlanta, Charlotte, Nashville, and Denver.

2017 Key Objectives

As we enter 2017, we have substantially completed the strengthening phase of our strategic plan, which has been our focus for the past two years, and have begun the recycling phase, which will reallocate our capital and efforts from properties outside our target growth markets to new opportunities inside them. Through prudent development and strategic acquisitions, we will seek to increase our influence and concentration within TIER1 submarkets, enhance the overall quality and reduce the average age of our portfolio, and position the Company for growth.

Our business strategy for 2017 is comprised of the following four objectives: (1) substantially complete portfolio repositioning while balancing relative market concentration; (2) manage capital expenditures to sustain dividend coverage; (3) maintain portfolio occupancy despite known challenges in the Houston market; and (4) continue our robust investor relations program.

Substantially Complete Portfolio Repositioning While Balancing Market Concentration
Provided capital market conditions remain advantageous, during 2017, we will work to exit four or more non-target markets yielding between $300 million and $400 million of proceeds that will be allocated to highly-selective strategic investment opportunities. Exiting these properties will allow us to substantially complete our portfolio repositioning and provide capital to reinvest into our target markets.

We will seek to invest between $100 million and $225 million in target growth markets through a combination of prudent development and our strategic acquisition efforts. We will continue the execution of our build-to-core development program, with the intent of placing into production one or more select parcels of land strategically located within our TIER1 submarkets. Additionally, we will remain disciplined as we seek to acquire additional properties that specifically align with our strategy, provide a competitive edge within TIER1 submarkets, and demonstrate a clear path to long-term value creation for our stockholders.

Manage Capital Expenditures to Sustain Dividend Coverage
We intend to actively manage our capital expenditures with the objective of balancing leasing capital and competitive building improvements that we believe are important to maintain and/or create value with the goal of full and sustainable dividend coverage. We expect our recycling efforts will allow us to manage our capital expenditures by: (1) enhancing the overall quality of the portfolio; (2) reducing the average age of our real estate assets; and (3) leveraging the existing property management team, thereby resulting in operating efficiencies within each market.

Maintain Portfolio Occupancy Despite Known Challenges in the Houston Market
We are focused on maintaining occupancy across our portfolio despite upcoming known tenant vacancies in our Houston portfolio. The leasing environment remains strong in the majority of our markets, though risks exist in the following areas: (1) the pending known tenant move-out of approximately 111,000 square feet in our properties located in the energy corridor of Houston, Texas; and (2) general exposure to the Houston market that continues to be hampered by low oil prices, recent office deliveries, and sublease space. Despite the downside exposure from the known upcoming tenant vacancies in Houston, and the Houston market generally, we estimate the total portfolio should be between 88% and 90% occupied as of December 31, 2017.

Continue Our Robust Investor Relations Progran
We believe our best-in-class, Class A office portfolio, focused investment strategy, in-house expertise, and our belief that we will be able to generate significant value through our reinvestment efforts in build-to-core developments and strategic acquisitions are attractive to institutional investors and differentiate us from other office REITs. To this end, we will continue a robust investor relations program that will communicate our strategy to a broad audience of institutional investors.

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements, and provide other inducements at a high level.  Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties due to the lack of an acceptable investment return.  Further, we may compete with other developers and buyers who are interested in properties we may acquire or develop, which may result in an increase in the amount that we would pay for such properties or may result in us ultimately not being able to acquire or develop such properties.  Some of our competitors, including larger REITs, have greater financial resources than we do and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

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

Employees

As of December 31, 2016, we had 113 employees.

Financial Information About Industry Segments

Our current business consists of owning, acquiring, developing, operating, investing in, and disposing of real estate assets.  We internally evaluate operating performance on an individual property level and view each of our real estate assets as one individual operating segment. However, all of our properties are aggregated into one reportable segment as they have similar economic characteristics.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, in each case including exhibits, and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  Copies of our filings with the SEC may be obtained from our website at www.tierreit.com or from the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating any information from our website into this Form 10-K.

Item 1A. Risk Factors.

The factors described below represent what we believe are our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock and could affect our ability to pay distributions in any future periods. Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to Our Business and Operations

Market disruptions may adversely impact many aspects of our operating results and operating condition.

The financial markets have been highly variable, and oil prices have declined dramatically over the past few years. The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards, and interest rates have been increasing, leading to widening credit spreads, all of which may lead to a slowdown in the U.S. economy as a whole, or impact real estate investments in some of the following ways:

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve ended the latest round of quantitative easing and has raised interest rates. Rising interest rates increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business. For example, it is difficult to predict future legislation, regulation, and actions under the new presidential administration.

Economic conditions may adversely affect our income, and we could be subject to risks associated with acquiring real estate assets.

U.S. and international financial markets have been highly variable. The effects of financial market volatility may persist particularly as financial institutions continue to restructure their businesses and capital structures in response to new or enhanced regulatory requirements, all of which could impact the availability of credit and overall economic activity as a whole.

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

A part of our business strategy contemplates strategic expansion through the acquisition and development of institutional quality office properties. We may not be successful in identifying suitable properties or other assets or in consummating these transactions on satisfactory terms, or at all. We would likely need access to capital in order to fund any of these types of transactions. There is no assurance we would have access to capital on acceptable terms and conditions, or at all.

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

Leases representing approximately 7% of the rentable area within our operating office properties (excluding our held for sale properties) are scheduled to expire in 2017. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2016, leases representing approximately 7% of the rentable area within our operating office properties (excluding our held for sale properties) were scheduled to expire in 2017. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below the expiring rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to increase cash flow will be negatively impacted.

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

One of our balance sheet strategies involves the disposition of properties; however, we may be unable to sell a property on acceptable terms and conditions, or at all.

One of our balance sheet strategies is to sell or otherwise dispose of certain properties. We believe it makes economic sense to do so in today’s market in certain instances, such as when we believe there is strong investment interest in a market, when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we believe we have limited or no equity in a property that secures debt with a near- term maturity, when we do have equity in a property but the projected returns do not justify further investment, or when we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. However, certain market conditions generally, and property specific issues such as vacancies and lease terminations, could negatively affect the value of our investment properties and therefore reduce our ability to sell or otherwise dispose of these properties on acceptable terms or at all. In addition, the “prohibited transaction” rules (discussed below) may limit our ability to sell properties without adversely affecting returns to our stockholders. Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly, particularly when coupled with a debt assumption. Furthermore, properties that we have owned for a significant period of time may have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required, under provisions of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to REITs, to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors limit our ability to effectuate this particular balance sheet strategy.

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

As of December 31, 2016, we had total outstanding indebtedness of approximately $826.8 million, excluding debt of our unconsolidated entities, of which approximately $107.2 million has matured or will mature before the end of 2018, after the repayment of certain debt subsequent to December 31, 2016. As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes. In addition, we may not generate sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions. Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

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

We had net losses attributable to our common stockholders of approximately $29.4 million, $32.1 million and $17.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. If we incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders will be materially and adversely affected.

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

In addition to general, regional, and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. Properties located in Houston, Texas, generated approximately 28.7% of our consolidated rental revenue from continuing operations for the year ended December 31, 2016. For properties located in Houston, Texas, leases scheduled to expire in 2017 and 2018 represent approximately 2.6% and 0.5%, respectively, of our total occupied square feet as of December 31, 2016. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence, net operating income.

A significant number of our properties are located in or near energy producing and energy dependent regions, and if energy prices remain depressed or continue to decline, our financial results could be negatively impacted.

We have a substantial number of properties that are located in or near energy producing and energy dependent regions. In particular, we have five operating properties with approximately 2.2 million rentable square feet located in Houston, Texas, that comprised approximately $69.7 million, or 28.7%, of our consolidated rental revenue from continuing operations for the year ended December 31, 2016. The Houston area is heavily dependent upon the energy sector. The prices of oil and gas declined dramatically during 2015 and have been volatile over the past few years. Depressed prices have had a significant adverse impact on the Houston economy, and companies in the oil and gas industries, including our tenants and prospective tenants. If these conditions persist, our tenants and prospective tenants will likely curtail their level of operations, reduce the size of their workforces, and otherwise experience significant adverse impacts. In addition, a decline in the oil and gas industries would likely adversely affect companies, including our tenants and prospective tenants, in businesses that service or supply the oil and gas industries as well as businesses, including our tenants and prospective tenants, in unrelated industries located in areas like Houston that have benefited from the economic expansion generated by previous robust growth driven in part by higher oil prices. A prolonged period of low oil or gas prices or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our Houston properties or could cause us to lease space at rates below current in place rents or at rates below the rates at which we have leased space in our Houston properties over the prior year. In addition, a prolonged period of low oil or gas prices or other factors negatively impacting the energy industry could have an adverse impact on the ability of our energy tenants to pay rent or could cause them to vacate their premises prior to, or at the conclusion of, their lease terms. Any such events could have a significant adverse impact on our financial condition and results of operations. In addition, factors negatively impacting the energy industry could reduce the market values of our Houston properties which could reduce our net asset value and adversely affect our financial condition and results of operations.

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

Undeveloped land in some of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco, and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such increase in supply could result in lower occupancy and rental rates in our portfolio.

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

In appropriate circumstances, we intend to acquire, develop, and recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have joint ventures that are not consolidated within our financial statements. Our participation in joint ventures is subject to the risks that:

•
we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance, or operate a property and could lead to the sale of either party’s ownership interest or the property;

•	we may not have sole decision-making authority with respect to the joint venture which could prevent us from taking actions that are in our best interests;

•	our joint ventures may be subject to debt and any refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligations ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of the development, sale, or refinancing of a property;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

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

We may suffer uninsured losses or losses in excess of insured limits relating to real property or pay excessively expensive premiums for insurance coverage.

Although we attempt to ensure that all of our properties are adequately insured to cover casualty losses, there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge, or mezzanine loans. We cannot be certain that this coverage will continue to be available, or available at reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. We may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for any losses we may suffer. In addition, other than any capital reserve we may establish, we will have limited sources of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that those reserves will be sufficient.

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

Terrorist attacks, ongoing and future military conflicts, and the continued global unrest may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our cost of borrowing, leading to a reduction in our earnings. An increase in the price of oil will also cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.

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

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines, or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations, and trading price of our common stock. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

We have obtained, and continue to incur interest on interest-only mortgage indebtedness. Of our approximately $826.8 million of outstanding debt as of December 31, 2016, approximately $692.8 million currently requires interest-only payments. During the interest-only period the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan, and the principal balance of the mortgage loan is not being reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period we will be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at maturity. These required monthly or balloon principal payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will otherwise reduce the funds available for other purposes, including funding capital expenditures or any future distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2016, we had approximately $634.0 million of debt that bears interest at a variable rate. Approximately $525.0 million of this variable rate debt has been effectively fixed through the use of interest rate swaps. Thus, we are potentially exposed to increases in costs in a rising interest rate environment. Increased payments will reduce the funds available for other purposes including funding capital expenditures or distributions to our stockholders. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may result in losses, or not permit us to realize the return on the investments we would have otherwise realized.

To hedge against interest rate fluctuations, we use derivative financial instruments, which will subject us to various risks.

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

The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K or in our other public filings;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances or the perception that such equity issuances may occur;

•	failure to meet earnings estimates;

•	failure to maintain our status as a REIT; and

•	general market, economic, and political conditions.

The availability, timing, and amount of any cash distributions are uncertain.

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and authorized cash distributions in the same amount for each quarter since that time. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. We can provide no assurance, however, regarding the availability, timing, or amount of any cash distributions. Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition, and other factors that our board deems relevant. Our board also considers the requirements necessary to maintain our REIT status under the Code.

Our business and operations could be adversely affected if we are subject to stockholder activism, which could cause us to incur significant expense and impact the market price of our common stock.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies. Stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of our management and our board of directors and resources from our business. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities and harm our ability to attract new investors, tenants, joint venture partners and employees. In addition, we may be required to incur significant legal fees and other expenses related to any activist stockholder matters. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any stockholder activism.

Risks Related to Our Organization and Structure

Stockholders have limited control over changes in our policies and operations, and our investment and business strategies and objectives may not be successful.

Our board of directors determines our major policies, including those regarding investment and business policies and strategies, financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders. In addition, there is no assurance that we will be able to successfully implement our investment or business strategies, including our strategies and objectives for 2017.

Your percentage interest in TIER REIT, Inc. will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,000,000 shares of capital stock of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock, and 17,500,000 shares are designated as preferred stock. Subject to any preferential rights in favor of any class of preferred stock, our board of directors may increase the number of authorized shares of capital stock that we have the authority to issue or increase or decrease the number of shares of equity stock of any class or series of stock designated. Shares may be issued in the discretion of our board of directors. The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) issue or sell additional shares of our common stock in the future; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities; (4) issue shares of our common stock upon the exercise of the options granted to our independent directors or upon issuance of restricted stock or other awards under our 2015 Equity Incentive Plan or our 2005 Incentive Award Plan to our independent directors, employees, or consultants; or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Tier OP. In addition, the partnership agreement for Tier OP contains provisions that would allow, under certain circumstances, other entities to merge into, or cause the exchange or conversion of their interest for interests of, Tier OP. Because the limited partnership interests of Tier OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Tier OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders. Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a liquidity event for our stockholders.

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

As a REIT, the value of the non-mortgage securities we hold in our TRSs generally may not exceed 25% of the total value of our assets at the end of any calendar quarter through December 31, 2017, and may not exceed 20% of the total value of our assets at the end of any calendar quarter thereafter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% or 20%, as applicable, of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Distributions paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2016, we owned interests in 29 operating office properties, one non-operating property, and one development property located in 13 markets throughout the United States.  As of December 31, 2016, the operating office properties are approximately 90.7% leased to tenants.  In the aggregate, the operating office properties represent approximately 10.1 million rentable square feet.  The average effective rent per square foot for the operating office properties is approximately $27.19 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2016 budgeted operating expense reimbursements, each as of December 31, 2016, related to leases in place as of December 31, 2016, as reduced for free rent and excluding any scheduled future rent increases, divided by the total square footage under commenced leases as of December 31, 2016.

As of December 31, 2016, all of our properties were consolidated with and into the accounts of our operating partnership, except for six properties which are accounted for using the equity method.  As of December 31, 2016, approximately 12% of our consolidated properties are encumbered by property debt.

The following information applies to all of our operating office properties:

•	we believe, although there can be no assurance that, all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no current commitments for any material renovations, improvements, or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the buildings, improvements, and related assets.

The following table presents certain additional information about our properties as of December 31, 2016:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage (in thousands)	Approximate % Leased	Our Ownership Interest	Ownership Type

Operating office properties
The Terrace Office Park	Austin, TX	06/2006	619	93.7%	100.00%	fee title
Domain 2 (1) (2)	Austin, TX	07/2015	115	100.0%	49.84%	joint venture
Domain 3	Austin, TX	07/2015	179	100.0%	100.00%	fee title
Domain 4	Austin, TX	07/2015	153	100.0%	100.00%	fee title
Domain 7 (1) (2)	Austin, TX	07/2015	222	100.0%	49.84%	joint venture
5950 Sherry Lane	Dallas, TX	12/2014	197	87.8%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025	86.0%	100.00%	fee title
Centreport Office Center	Ft. Worth, TX	06/2007	133	100.0%	100.00%	fee title
Loop Central	Houston, TX	12/2007	575	83.3%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/2006	519	92.7%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502	94.6%	100.00%	fee title
Two BriarLake Plaza	Houston, TX	12/2009-09/2014	333	67.9%	100.00%	fee title
Three Eldridge Place	Houston, TX	12/2006-11/2009	305	80.3%	100.00%	fee title
Buena Vista Plaza (3)	Burbank, CA	07/2005	115	100.0%	100.00%	fee title
Eisenhower I	Tampa, FL	12/2007	130	100.0%	100.00%	fee title
Bank of America Plaza	Charlotte, NC	10/2006	891	91.8%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/2007	361	90.9%	100.00%	fee title
Wanamaker Building (1) (4)	Philadelphia, PA	12/2007	1,390	97.4%	60.00%	joint venture
Three Parkway	Philadelphia, PA	10/2006	561	84.8%	100.00%	fee title
1325 G Street (1)	Washington, D.C.	11/2005	307	74.2%	10.00%	joint venture
Colorado Building (1)	Washington, D.C.	08/2004-12/2008	128	84.6%	10.00%	joint venture
Forum Office Park	Louisville, KY	12/2007	328	97.6%	100.00%	fee title
One Oxmoor Place (5)	Louisville, KY	12/2007	135	99.3%	100.00%	fee title
Steeplechase Place (5)	Louisville, KY	12/2007	77	80.5%	100.00%	fee title
Lakeview (5)	Louisville, KY	12/2007	76	82.9%	100.00%	fee title
Hunnington (5)	Louisville, KY	12/2007	62	85.5%	100.00%	fee title
500 E. Pratt	Baltimore, MD	12/2007	280	92.9%	100.00%	leasehold
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333	99.1%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53	84.9%	100.00%	fee title
Total operating office properties			10,104

Non-operating property
Fifth Third Center (6)	Columbus, OH	12/2007	331	55.4%	100.00%	fee title
Total properties			10,435

Development property
Domain 8 (50%) (1)	Austin, TX		291	95.1%	50.00%	joint venture

________________
(1)    This property is accounted for under the equity method as of December 31, 2016.
(2)    Subsequent to December 31, 2016, we acquired the remaining 50.16% interest in these properties.

(3)
This property was sold subsequent to December 31, 2016. Management did not commit to a plan to sell until January 2017 when the plan was approved by the Board of Directors; therefore, the property was not classified as held for sale as of December 31, 2016.

(4) Subsequent to December 31, 2016, we sold substantially all of our noncontrolling investment in this property.
(5)    This property is held for sale as of December 31, 2016.
(6)    The non-recourse loan on Fifth Third Center is currently in default and we are working with the lender to dispose of this office property on their behalf.

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating office properties (excluding held for sale properties) as of December 31, 2016 (square footage and dollar amounts are in thousands):

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring	Annualized Rent (2)	Percentage of Rentable Square Feet	Percentage of Annualized Expiring Rent

2017	66	565	$17,387	7%	7%
2018	47	392	$11,384	5%	5%
2019	54	1,070	$32,985	12%	13%
2020	41	945	$30,028	11%	12%
2021	53	650	$21,617	8%	9%
2022	25	630	$20,305	7%	8%
2023	23	799	$27,159	9%	11%
2024	13	629	$23,817	7%	10%
2025	21	295	$7,974	3%	3%
2026	22	893	$33,364	10%	13%
__________________________

(1)	Leases with an expiration on the last day of the year are considered leased at the last day of the year (i.e., expiring on the first day of the following year).

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
Item 4.                    Mine Safety Disclosures.
     None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “TIER.” As of February 1, 2017, we had 47,819,115 shares of common stock outstanding, including 303,593 shares of restricted stock for which restrictions have not yet lapsed, held by a total of approximately 16,000 stockholders of record. The number of holders of record does not include individuals or entities that beneficially own shares that are held of record by a broker or clearing agency. We listed our stock on the NYSE on July 23, 2015, and began paying distributions on July 8, 2015. On February 1, 2017, the last reported sales price of our shares of common stock on the NYSE was $18.23. The following table sets forth the quarterly high and low sales price per share of common stock reported on the NYSE for the indicated periods and the distributions declared by us with respect to each such period.

	Share Price High	Share Price Low	Distributions declared per share of common stock
First Quarter 2016	$15.60	$12.52	$0.18
Second Quarter 2016	$16.66	$13.29	$0.18
Third Quarter 2016	$17.81	$15.07	$0.18
Fourth Quarter 2016	$17.44	$14.06	$0.18

Second Quarter 2015	N/A	N/A	$0.18
Third Quarter 2015	$19.50	$13.60	$0.18
Fourth Quarter 2015	$16.82	$14.07	$0.18

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and authorized cash distributions in the same amount for each subsequent quarter. Distributions declared for each quarter were paid in the subsequent quarter. We have paid all or a portion of these distributions from cash provided by operating activities, cash on hand, borrowings, and proceeds from the sales of assets. Of the amounts distributed by us in 2016 and 2015, 100% represented a return of capital. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. Further, we are subject to certain restrictions pursuant to covenants in connection with our outstanding indebtedness, which may affect our distribution policies and our ability to pay distributions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders - 2015 Equity Incentive Plan	70,230	N/A	2,429,770
Equity compensation plans approved by security holders - 2005 Incentive Award Plan	14,376	$40.13	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	84,606	$40.13	2,429,770
__________________

(1)
Includes restricted stock units issued to independent directors and a target number of restricted stock units granted to employees under our long-term incentive program, which are subject to vesting based on our total stockholder return on an absolute basis during a measurement period.

(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our shares of common stock with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the shares of common stock with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 Index and (iii) the SNL U.S. REIT Equity Index as provided by SNL Financial for the period beginning July 23, 2015, (the date our shares of common stock were listed on the NYSE) and ending December 31, 2016, and assumes an investment of $100 has been made in shares of our common stock and in each index on July 23, 2015, with reinvestment of all distributions. The historical information set forth below is not necessarily indicative of future performance.

	Period Ending
Index	07/23/15	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
TIER REIT, Inc.	$100.00	$81.68	$82.81	$76.46	$88.28	$89.93	$102.37
S&P 500	$100.00	$91.74	$98.20	$99.52	$101.96	$105.89	$109.94
Russell 2000	$100.00	$88.68	$91.87	$90.47	$93.90	$102.40	$111.44
SNL U.S. REIT Equity	$100.00	$97.50	$104.79	$111.15	$119.27	$117.79	$114.10

Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 31, 2016. These purchases represent the shares of common stock surrendered by employees to us to satisfy such employees’ minimum tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2016	—	—	not applicable	not applicable
November 2016	—	—	not applicable	not applicable
December 2016	22,872	$17.39	not applicable	not applicable

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

As of December 31	2016	2015	2014	2013	2012
Total assets (1)	$1,552,540	$1,864,891	$2,203,802	$2,429,491	$3,111,133

Notes payable, net (1)	$826,783	$1,071,571	$1,186,704	$1,483,633	$2,093,219
Other liabilities	105,241	115,501	228,938	142,599	227,829
Series A Convertible Preferred Stock	—	2,700	4,626	2,700	2,700
Stockholders’ equity	618,546	673,617	782,589	799,732	781,757
Noncontrolling interests (2)	1,970	1,502	945	827	5,628
Total liabilities and equity (1)	$1,552,540	$1,864,891	$2,203,802	$2,429,491	$3,111,133

Year Ended December 31	2016	2015	2014	2013	2012
Rental revenue	$242,818	$282,365	$288,067	$289,071	$296,701

Loss from continuing operations before gain on sale or transfer of assets	(51,629)	(95,430)	(74,855)	(57,083)	(163,114)
Discontinued operations (3)	—	16,790	59,327	56,964	2,670
Gain on sale or transfer of assets	22,176	44,477	—	16,102	8,083
Net income (loss)	(29,453)	(34,163)	(15,528)	15,983	(152,361)

Noncontrolling interests in continuing operations	36	159	132	60	227
Noncontrolling interests in discontinued operations	—	(30)	(120)	(491)	33
Dilution (accretion) of Series A Convertible Preferred Stock	—	1,926	(1,926)	—	—
Net income (loss) attributable to common stockholders	$(29,417)	$(32,108)	$(17,442)	$15,552	$(152,101)

Cash provided by (used in) operating activities	$51,303	$(3,880)	$25,140	$45,151	$48,534
Cash provided by investing activities (4)	$230,137	$200,242	$138,952	$424,609	$63,959
Cash used in financing activities	$(282,007)	$(240,168)	$(204,831)	$(451,557)	$(135,842)

Basic and diluted income (loss) per common share
Continuing operations	$(0.62)	$(1.00)	$(1.54)	$(0.82)	$(3.11)
Discontinued operations	—	0.34	1.19	1.13	0.05
Basic and diluted income (loss) per common share	$(0.62)	$(0.66)	$(0.35)	$0.31	$(3.06)

Distributions declared to common stockholders per share	$0.72	$0.54	$—	$—	$0.54

Number of properties (5)	30	36	37	38	50
Total rentable square feet (5)	10,435	12,381	14,304	15,501	20,189
_________________________

(1)
Reflects our January 1, 2016, adoption of Financial Accounting Standards Board (“FASB”) guidance that requires retrospective reclassification of certain deferred financing fees from an asset to a deduction to notes payable.

(2)
Noncontrolling interests reflect the proportionate interest not owned by us of certain of our real estate properties, limited partnership interests in Tier OP held by third parties, and restricted stock units issued to our independent directors.

(3)
Effective January 1, 2015, we adopted FASB guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties generally no longer qualify as discontinued operations.

(4)
Reflects our December 31, 2016, adoption of FASB guidance that requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. This guidance is applied retrospectively and changes our cash provided by investing activities, which were previously reported (in thousands) as: 2015 - $224,854; 2014 - $153,347; 2013 - $454,446; and 2012 - $84,981.

(5)	Reflects all properties owned at the end of each year. This number includes properties held for sale and excludes properties under development.

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

Real Estate

Prior to the adoption of new accounting guidance clarifying the definition of a business on October 1, 2016 (discussed further below), upon the acquisition of real estate properties, we recognized the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date was the date on which we obtained control of the real estate property.  The assets acquired and liabilities assumed consisted of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consisted of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consisted of below-market leases.  Goodwill was recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain was recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree was less than the fair value of the identifiable net assets acquired.  Acquisition-related costs were expensed in the period incurred.

In January 2017, the FASB issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values rather than their fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. As we had not issued any financial statements for the fourth quarter of 2016, we early adopted this guidance on October 1, 2016, with no material impact on our financial statements or disclosures. As a result, we modified our accounting policy on October 1, 2016, to record the entirety of the asset acquisitions of real property and related intangible assets and liabilities at their relative fair values once we have determined the fair value of each of these assets and liabilities. In addition, goodwill and bargain purchase gains are not recognized in connection with an asset acquisition. We continue to determine the individual fair values of assets and liabilities acquired in the same manner as discussed below.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals or other relevant market information available to us, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of generally 25 years using the straight-line method.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges of approximately $9.0 million, $0.1 million, and $13.2 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold periods for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2016, 2015 and 2014.

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

Overview

As of December 31, 2016, we owned interests in 29 operating office properties totaling approximately 10.1 million rentable square feet, one non-operating property totaling approximately 331,000 square feet, and one development property that will consist of approximately 291,000 rentable square feet.  As of December 31, 2015, we owned interests in 34 operating office properties with approximately 12.0 million rentable square feet, two non-operating properties totaling 410,000 square feet and one development property.

As an owner of real estate, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for office space at our properties. While many real estate markets have generally stabilized since the pervasive and fundamental disruptions associated with the last recession that created extensive job losses and limited availability of credit to businesses, the financial markets have been highly variable, and oil prices declined dramatically in 2015 and have been volatile in recent years. Further, performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest annual growth and tenants focused on using less space per employee, it has trailed the general economy. The uncertainty about continued economic recovery has also impacted, and may continue to impact, our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments. In the current economic climate, we continue to follow a disciplined approach to managing our operations.
Review of 2016 Objectives
We identified five key objectives for 2016: (1) increase institutional ownership in shares of our common stock; (2) dispose of non-strategic properties; (3) reduce our leverage; (4) manage capital expenditures; and (5) increase portfolio occupancy while also addressing short- and mid-term lease expirations.

Increase Institutional Ownership in Shares of our Common Stock
We believe our transformation from a collection of assets to a premier office REIT, along with our best-in-class, Class A office portfolio, focused investment strategy, opportunities for outsized growth, and in-house expertise, are attractive to institutional investors and differentiate us from other office REITs. To this end, during 2016, we embarked upon a robust investor relations program to communicate our strategy to a broad audience of institutional investors and will continue to do so.

Dispose of Non-Strategic Properties
We continue to dispose of properties located outside of target growth markets when we believe market conditions are advantageous to us. During 2016, we sold Lawson Commons, located in St. Paul, Minnesota; FOUR40, located in Chicago, Illinois; the Hurstbourne Business Center, located in Louisville, Kentucky; and 801 Thompson, located in Rockville, Maryland. Exiting these properties has allowed us to further sharpen our geographic focus and de-lever our balance sheet. We anticipate future dispositions of properties will provide capital to further de-lever the balance sheet and to recycle into our target growth markets. We can provide no assurance that we will sell any of the remaining properties located outside our target growth markets on terms favorable to us, or at all, or on the timing we expect. We can also provide no assurance regarding the specific uses of any net proceeds.

Reduce our Leverage
Substantial progress was made in 2015 to create a more flexible capital structure, balance our debt maturities, lower our leverage, and reduce our weighted average borrowing costs. We continued this progress in 2016 by transitioning our $860.0 million credit facility from secured to unsecured. We also utilized proceeds from the sale of properties to further reduce our leverage, as we did with proceeds from the sales of Lawson Commons, FOUR40, the Hurstbourne Business Center, and 801 Thompson. During 2016, we repaid (without penalty) approximately $296.0 million of debt ahead of scheduled maturity dates.
Manage Capital Expenditures
We continue to actively manage capital expenditures with the objective of balancing leasing capital and building improvements with our ability to meet customer demands and achieve our leasing objectives. We believe our long-term strategy of acquiring and developing best-in-class strategic properties within our target growth markets will allow us to better manage our capital expenditures by: (1) increasing total operating cash flow; (2) sustaining the overall quality of our portfolio; and (3) leveraging the existing property management team, thereby resulting in operating efficiencies within each market.

Increase Portfolio Occupancy and Address Short- to Mid-term Lease Expirations

Leasing was a key area of focus for us during 2016 as we worked to increase occupancy. As of December 31, 2016, occupancy of our operating office properties was approximately 90.7%, an increase of 100 basis points from December 31, 2015. The sales of properties increased our occupancy by 170 basis points, which was partially offset by a decrease in occupancy of 70 basis points from our remaining operating portfolio. While we increased occupancy, we have also been focused on addressing short-term lease expirations and certain mid-term lease expirations to lock in recent market rental rate growth while reducing lease rollover exposure throughout the portfolio.

The following table sets forth information regarding leasing activity for our operating office properties, including our ownership share of unconsolidated properties, for the year ended December 31, 2016:

	Renewal	Expansion	New	Total
Square feet leased	554,000	211,000	414,000	1,179,000
Weighted average lease term (in years)	4.0	7.6	6.8	5.6
Increase in weighted average net rental rates per square foot per year (1)	$1.33	$1.67	$3.31	$2.11
% increase in rental rates per square foot per year	10%	13%	19%	14%
Leasing cost per square foot per year (2)	$3.51	$3.57	$5.94	$4.51
_________________

(1)
Weighted average net rental rates are calculated as the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. Increase reflects change in net rental rates from the lease previously occupying the specific space.

(2)    Includes tenant improvements and leasing commissions.

Results of Operations

The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold in 2016 and 2015 that were not held for sale as of December 31, 2014, for our period of ownership. Properties disposed of prior to 2015, and properties sold in 2015 that were held for sale as of December 31, 2014, have been reclassified to discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for all periods presented and are excluded from the discussions below. Effective January 1, 2015, we adopted new accounting guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties after January 1, 2015, generally no longer qualify as discontinued operations. The term “same store” in the discussion below includes our consolidated operating office properties owned and operated for the entirety of the two periods being compared and excludes the four properties held for sale as of December 31, 2016.

Comparison of the year ended December 31, 2016, to the year ended December 31, 2015

Rental Revenue.  Rental revenue for the year ended December 31, 2016, was approximately $242.8 million as compared to approximately $282.4 million for the year ended December 31, 2015, a $39.6 million decrease. Our non-same store properties had a decrease of approximately $37.7 million in rental revenue due to a decrease of approximately $46.0 million from the sale (or held for sale classification) of properties in 2016 and 2015, partially offset by an increase of approximately $6.3 million from acquired properties and an increase of approximately $2.0 million from our recently developed office property. Our same store properties had a decrease of approximately $1.9 million, primarily as a result of a decrease in occupancy resulting in a decrease in rental revenue of approximately $2.6 million, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $2.1 million, and a decrease in lease termination fee income of approximately $2.0 million. These decreases were partially offset by an increase of approximately $1.8 million due to less write-offs of straight-line rent revenue, an increase of approximately $1.7 million due to greater property operating expense reimbursements from tenants in 2016 primarily related to property tax refunds received and repaid to tenants in 2015, and an increase in rental rates resulting in an increase in revenue of approximately $1.5 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2016, were approximately $72.6 million as compared to approximately $89.2 million for the year ended December 31, 2015, a $16.6 million decrease. Our non-same store properties had a decrease of approximately $17.6 million due to a decrease of approximately $18.2 million from the sale (or held for sale classification) of properties in 2016 and 2015 and a decrease of approximately $0.2 million from our recently developed office property, partially offset by an increase of approximately $0.8 million from acquired properties. Our same store properties had an increase of approximately $1.0 million, primarily due to higher repair and maintenance expense and higher bad debt expense, partially offset by lower utility expenses.

Interest Expense.  Interest expense for the year ended December 31, 2016, was approximately $43.3 million as compared to approximately $57.5 million for the year ended December 31, 2015, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our credit facility, our notes payable associated with our consolidated real estate properties, and interest rate swap agreements. The $14.2 million decrease was primarily due to lower overall interest rates (a weighted average effective interest rate of approximately 3.94% at December 31, 2016, as compared to approximately 5.34% as of January 1, 2015) which reduced our interest expense by approximately $10.1 million, lower overall borrowings which reduced our interest expense by approximately $4.5 million, approximately $0.9 million of decreased amortization of deferred financing costs, and approximately $0.6 million in 2016 interest rate hedge ineffectiveness income, partially offset by an increase of approximately $1.5 million in default interest in 2016 related to our non-recourse loan on Fifth Third Center property located in Columbus, Ohio, and an approximately $0.4 million reduction in capitalized interest.
Property Management Fees. Property management fees for the year ended December 31, 2016, were approximately $0.9 million as compared to approximately $5.0 million for the year ended December 31, 2015, a $4.1 million decrease, primarily due to the internalization of the management of our properties that were formerly externally managed.

Asset Impairment Losses.  We had approximately $9.0 million in asset impairment losses for the year ended December 31, 2016, related to assets assessed for impairment due to a change in management’s estimate of the intended hold periods. We had approximately $0.1 million in asset impairment losses for the year ended December 31, 2015, related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place.

General and Administrative.  General and administrative expenses for the year ended December 31, 2016, were approximately $23.6 million as compared to approximately $44.9 million for the year ended December 31, 2015, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, corporate office rent, and other administrative expenses.  The $21.3 million decrease is primarily due to approximately $10.3 million of costs incurred in 2015, and not incurred in 2016, related to the buyout and termination fees paid to HPT Management Services, LLC (“HPT Management”) and BHT Advisors, LLC (“BHT Advisors”) in connection with our 2015 property management and administrative services internalization, approximately $5.5 million in costs related to our 2015 tender offer and listing of our common stock on the NYSE, approximately $1.5 million of 2015 acquisition expense, 2016 cost reductions in insurance and other administrative expenses of approximately $3.3 million, and approximately $0.7 million of reduced corporate rent expense.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2016, was approximately $111.8 million as compared to approximately $122.7 million for the year ended December 31, 2015, a $10.9 million decrease. Our non-same store properties had a decrease of approximately $13.5 million primarily due to a decrease of approximately $18.7 million from the sale (or held for sale classification) of properties in 2016 and 2015, partially offset by an increase of approximately $3.5 million from acquired properties and an increase of approximately $1.7 million from our recently developed office property. Our same store properties had an increase of approximately $2.6 million primarily due to increased amortization related to tenant improvements and leasing commissions.

Loss on Early Extinguishment of Debt. We had no loss on early extinguishment of debt for the year ended December 31, 2016. Loss on early extinguishment of debt for the year ended December 31, 2015, was approximately $21.5 million and was primarily comprised of defeasance costs related to early payoffs of debt.

Equity in Operations of Investments.  Equity in operations of investments for the year ended December 31, 2016, was approximately $2.6 million as compared to approximately $4.0 million for the year ended December 31, 2015, and was comprised of our share of the earnings and losses of unconsolidated investments.  The $1.4 million decrease was primarily due to the 2015 gain on sale of Paces West, a property that was sold in November 2015, partially offset by increased earnings of our unconsolidated entities.

Gain on Sale of Assets.  We had approximately $22.2 million in gain on sale of assets for the year ended December 31, 2016, primarily related to our sales of Lawson Commons, FOUR40, and the Hurstbourne Business Center. We had approximately $44.5 million in gain on sale of assets for the year ended December 31, 2015, primarily related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building.

Comparison of the year ended December 31, 2015, to the year ended December 31, 2014

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

Property Operating Expenses. Property operating expenses for the year ended December 31, 2015, were approximately $89.2 million as compared to approximately $95.5 million for the year ended December 31, 2014, a $6.3 million decrease primarily related to our non-same store properties due to a decrease of approximately $12.0 million from the sale of properties in 2015 partially offset by an increase of approximately $5.7 million from properties acquired or developed during 2015 and 2014.

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
Property Management Fees. Property management fees for the year ended December 31, 2015, were approximately $5.0 million as compared to approximately $8.7 million for the year ended December 31, 2014, a $3.7 million decrease, primarily due to the internalization of the management of our properties that were formerly externally managed.

Asset Impairment Losses.  We had approximately $0.1 million in asset impairment losses for the year ended December 31, 2015, related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place. We had approximately $13.2 million asset impairment losses for the year ended December 31, 2014 related to assets assessed for impairment due to a change in management’s estimate of the intended hold period.

General and Administrative.  General and administrative expenses for the year ended December 31, 2015, were approximately $44.9 million as compared to approximately $19.1 million for the year ended December 31, 2014, and were comprised of corporate general and administrative expenses, including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, costs related to our tender offer and the listing of our common stock on the NYSE, corporate office rent, acquisition expenses, other administrative expenses, reimbursement of certain expenses to our former advisor, and termination and buyout fees paid to HPT Management and BHT Advisors in connection with our 2015 property management and administrative services internalization.  The approximately $25.8 million increase is primarily due to approximately $10.3 million related to the termination and buyout fees paid in connection with our 2015 property management and administrative services internalization, increased payroll costs of approximately $6.8 million (primarily due to increased stock-based compensation of approximately $3.6 million, increased bonuses of approximately $1.5 million, and the internalization of administrative and property management functions), costs related to the tender offer and the listing of our common stock on the NYSE of approximately $5.5 million, increased acquisition expense of approximately $1.4 million, an increase in legal expenses of approximately $0.8 million, and an increase to corporate rent expense of approximately $0.4 million due to the early move-out and relocation of our corporate offices.

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

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2015, was approximately $21.5 million and was primarily comprised of defeasance costs related to early payoffs of debt. Loss on early extinguishment of debt for the year ended December 31, 2014, was approximately $0.4 million and was primarily comprised of write-off of deferred financing fees related to the early payoffs of debt.

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

Gain on Sale of Assets.  We had approximately $44.5 million in gain on sale of assets for the year ended December 31, 2015 related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building. We had no gain on sale of assets for the year ended December 31, 2014. Effective January 1, 2015, we adopted new accounting guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties generally no longer qualify as discontinued operations. This results in approximately $27.5 million of gain on sale of assets in continuing operations in 2015 that would have been reflected in discontinued operations prior to adoption.

Cash Flow Analysis

Effective December 31, 2016, we early adopted FASB guidance that requires the statement of cash flows to explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. This guidance is applied retrospectively and changes our previously reported amount of cash provided by investing activities.

Comparison of the year ended December 31, 2016, to the year ended December 31, 2015

Cash provided by operating activities was approximately $51.3 million for the year ended December 31, 2016, as compared to cash used in operating activities of approximately $3.9 million for the year ended December 31, 2015.  The $55.2 million increase is primarily attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $7.8 million more net cash inflows from working capital assets and liabilities in 2016 compared to 2015; (2) approximately $40.7 million primarily due to more cash received from the results of our real estate property operations, including discontinued operations, net of interest expense, general and administrative expenses including costs associated with our 2015 listing on the NYSE, and termination fees and buyout fees paid in connection with our 2015 internalization of property management services and administrative services; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $6.7 million.

Cash provided by investing activities for the year ended December 31, 2016, was approximately $230.1 million and was primarily comprised of proceeds from the sale of properties of approximately $295.5 million and return of investments of approximately $17.3 million primarily due to proceeds received from a loan that was refinanced, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $59.7 million, escrow deposits of approximately $19.0 million related to anticipated real estate acquisitions, and approximately $4.0 million related to development activities at an unconsolidated property. During the year ended December 31, 2015, cash provided by investing activities was approximately $200.2 million and was primarily comprised of proceeds from the sale of properties of approximately $493.4 million, partially offset by purchases of real estate, a ground lease, and investments in unconsolidated entities of approximately $224.6 million and monies used to fund capital expenditures for existing real estate and real estate under development of approximately $73.4 million.

Cash used in financing activities for the year ended December 31, 2016, was approximately $282.0 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $247.2 million and distributions of approximately $34.4 million. During the year ended December 31, 2015, cash used in financing activities was approximately $240.2 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $169.7 million, redemption of common stock primarily related to our tender offer of $50.8 million, and distributions of approximately $17.6 million.

Comparison of the year ended December 31, 2015, to the year ended December 31, 2014

Cash used in operating activities was approximately $3.9 million for the year ended December 31, 2015, as compared to cash provided by operating activities approximately $25.1 million for the year ended December 31, 2014.  The $29.0 million decrease is primarily attributable to (1) approximately $36.6 million of  fees paid primarily related to loans defeased (approximately $20.9 million), the termination and buyout fees paid in connection with our 2015 property management and administrative services internalization (approximately $10.2 million), and our tender offer and listing on the NYSE (approximately $5.5 million); and (2) the timing of receipt of revenues and payment of expenses that resulted in approximately $10.1 million more net cash outflows from working capital assets and liabilities in 2015 compared to 2014; partially offset by approximately $13.2 million primarily due to more cash received from the results of our real estate property operations, including discontinued operations, net of interest expense and general and administrative expenses not identified in (1) above; and a decrease in cash paid for lease commissions and other lease intangibles of approximately $4.5 million.

Cash provided by investing activities for the year ended December 31, 2015, was approximately $200.2 million and was primarily comprised of proceeds from the sale of properties of approximately $493.4 million, partially offset by purchases of real estate, a ground lease, and investments in unconsolidated entities of approximately $224.6 million and monies used to fund capital expenditures for existing real estate and real estate under development of approximately $73.4 million.  During the year ended December 31, 2014, cash provided by investing activities was approximately $139.0 million and was primarily comprised of proceeds from the sale of properties of approximately $242.8 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $106.0 million.

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
Funds from Operations (“FFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by NAREIT in the April 2002 “White Paper on Funds From Operations,” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated entities which resulted from measurable decreases in the fair value of the depreciable real estate held by the unconsolidated entity), plus depreciation and amortization of real estate assets, and after related adjustments for unconsolidated entities and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property that we may not recover.

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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the years ended December 31, 2016, 2015 and 2014, (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(29,453)	$(34,163)	$(15,528)
Net loss attributable to noncontrolling interests	36	129	12
Dilution (accretion) of Series A Convertible Preferred Stock	—	1,926	(1,926)
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	111,122	122,230	143,168
Real estate depreciation and amortization from unconsolidated properties	8,258	6,985	5,161
Real estate depreciation and amortization - noncontrolling interests	(6)	(20)	—
Impairment of depreciable real estate assets	8,977	132	13,165
Gain on sale of depreciable real estate	(22,236)	(63,263)	(90,221)
Taxes associated with sale of depreciable real estate	(88)	1,259	—
Noncontrolling interests	(78)	(116)	(117)
FFO attributable to common stockholders	76,532	35,099	53,714
Acquisition expenses	—	1,863	90
Severance charges	1,025	—	—
Tender offer and listing costs	—	5,526	104
Interest rate hedge ineffectiveness income (2)	(572)	—	—
Loss on early extinguishment of debt	—	21,606	15,562
Default interest (3)	2,468	980	—
BHT Advisors termination fee and HPT Management buyout fee	—	10,301	—
Noncontrolling interests	(2)	(70)	(25)
Accretion (dilution) of Series A Convertible Preferred Stock	—	(1,926)	1,926
FFO attributable to common stockholders, excluding certain items	$79,451	$73,379	$71,371

Weighted average common shares outstanding - basic	47,406	48,960	49,876
Weighted average common shares outstanding - diluted (4)	47,819	49,148	50,001
Net loss per common share - basic and diluted (4)	$(0.62)	$(0.66)	$(0.35)
FFO per common share - diluted	$1.60	$0.71	$1.07
FFO, excluding certain items, per common share - diluted	$1.66	$1.49	$1.43
____________

(1)	Reflects the adjustments of continuing operations, as well as discontinued operations.

(2)	Interest rate swaps are adjusted to fair value through other comprehensive income (loss). However, because our interest rate swaps do not have a LIBOR floor while the hedged debt is subject to a LIBOR floor, the portion of the change in fair value of our interest rate swaps attributable to this mismatch is reclassified to interest rate hedge ineffectiveness income within “interest expense” on our consolidated statements of operations and comprehensive loss.

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

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 36.

Same Store Net Operating Income and Same Store Cash Net Operating Income (“Same Store NOI” and “Same Store Cash NOI”)

Same Store NOI is equal to rental revenue, less lease termination fee income, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties and is considered a non-GAAP financial measure. Same Store Cash NOI is equal to Same Store NOI less non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent. The same store properties include our operating office properties not held for sale and owned and operated for the entirety of both periods being compared and include our comparable ownership percentage in each period for properties in which we own an unconsolidated interest that is accounted for using the equity method.  We view Same Store NOI and Same Store Cash NOI as important measures of the operating performance of our properties because they allow us to compare operating results of properties owned and operated for the entirety of both periods being compared and therefore eliminate variations caused by acquisitions or dispositions during such periods.

Same Store NOI and Same Store Cash NOI presented by us may not be comparable to Same Store NOI or Same Store Cash NOI reported by other REITs that do not define Same Store NOI or Same Store Cash NOI exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, Same Store NOI and Same Store Cash NOI should be examined in conjunction with net income (loss) as presented in our consolidated financial statements and notes thereto. Same Store NOI and Same Store Cash NOI should not be considered as an indicator of our ability to make distributions, as alternatives to net income (loss) as an indication of our performance, or as measures of cash flows or liquidity.

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net loss for the years ended December 31, 2016 and 2015 (in thousands). As of December 31, 2016, we owned interests in 29 operating office properties totaling approximately 10.1 million square feet. The same store properties for the comparisons below consist of 20 operating properties and approximately 7.8 million square feet. Our four held for sale properties, as well as five operating properties (Two BriarLake Plaza, Domain 2, Domain 3, Domain 4, and Domain 7), have been excluded from our same store results below because we did not own these properties or they were not fully operational during the entirety of each of the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Same Store Revenue:
Rental revenue	$188,228	$190,059
Less:
Lease termination fees	(1,443)	(3,471)
	186,785	186,588

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	53,337	52,782
Real estate taxes	27,786	25,069
Property management fees	517	3,208
Property Expenses	81,640	81,059
Same Store NOI - consolidated properties	105,145	105,529
Same Store NOI - unconsolidated properties (at ownership %)	10,273	9,736
Same Store NOI	$115,418	$115,265

Increase in Same Store NOI	0.1%

Same Store NOI - consolidated properties	$105,145	$105,529
Less:
Straight-line rent revenue adjustment	(4,951)	(6,187)
Amortization of above- and below-market rents, net	(3,357)	(5,486)
Same Store Cash NOI - consolidated properties	96,837	93,856
Same Store Cash NOI - unconsolidated properties (at ownership %)	9,264	8,787
Same Store Cash NOI	$106,101	$102,643

Increase in Same Store Cash NOI	3.4%

Reconciliation of net loss to Same Store NOI and Same Store Cash NOI
Net loss	$(29,453)	$(34,163)
Adjustments:
Interest expense	43,257	57,454
Asset impairment losses	8,977	132
Tenant improvement demolition costs	722	358
General and administrative	23,649	44,941
Depreciation and amortization	111,830	122,731
Interest and other income	(1,169)	(810)
Loss on early extinguishment of debt	—	21,502
Provision for income taxes	655	1,507
Equity in operations of investments	(2,569)	(3,982)
Income from discontinued operations	—	(1,407)
Gain on sale of discontinued operations	—	(15,383)
Gain on sale of assets	(22,176)	(44,477)
Net operating income of non-same store properties	(27,135)	(39,403)
Lease termination fees	(1,443)	(3,471)
Same Store NOI - unconsolidated properties (at ownership %)	10,273	9,736
Same Store NOI	115,418	115,265
Straight-line rent revenue adjustment	(4,951)	(6,187)
Amortization of above- and below-market rents, net	(3,357)	(5,486)
Cash NOI adjustments - unconsolidated properties (at ownership %)	(1,009)	(949)
Same Store Cash NOI	$106,101	$102,643

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 36.

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net loss for the years ended December 31, 2015 and 2014 (in thousands). As of December 31, 2015, we owned interests in 34 operating office properties totaling approximately 12.0 million square feet. The same store properties for the comparison below consist of 28 operating office properties and approximately 9.8 million square feet. Six operating office properties (Two BriarLake Plaza, Domain 2, Domain 3, Domain 4, Domain 7, and 5950 Sherry Lane) have been excluded from our same store results below because we did not own these properties or they were not fully operational during the entirety of each of the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Same Store Revenue:
Rental revenue	$237,872	$231,747
Less:
Lease termination fees	(3,471)	(2,157)
	234,401	229,590

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	73,204	71,987
Real estate taxes	33,634	34,379
Property management fees	4,013	7,041
Property Expenses	110,851	113,407
Same Store NOI - consolidated properties	123,550	116,183
Same Store NOI - unconsolidated properties (at ownership %)	9,736	10,021
Same Store NOI	$133,286	$126,204

Increase in Same Store NOI	5.6%

Same Store NOI - consolidated properties	$123,550	$116,183
Less:
Straight-line rent revenue adjustment	(6,127)	(4,248)
Amortization of above- and below-market rents, net	(4,992)	(3,814)
Same Store Cash NOI consolidated properties	112,431	108,121
Same Store Cash NOI - unconsolidated properties (at ownership %)	8,787	9,069
Same Store Cash NOI	$121,218	$117,190

Increase in Same Store Cash NOI	3.4%

Reconciliation of net loss to Same Store NOI and Same Store Cash NOI
Net loss	$(34,163)	$(15,528)
Adjustments:
Interest expense	57,454	67,374
Asset impairment losses	132	13,165
Tenant improvement demolition costs	358	1,644
General and administrative	44,941	19,058
Depreciation and amortization	122,731	119,670
Interest and other income	(810)	(513)
Loss on early extinguishment of debt	21,502	426
Provision (benefit) for income taxes	1,507	(28)
Equity in operations of investments	(3,982)	(1,836)
(Income) loss from discontinued operations	(1,407)	30,894
Gain on sale of discontinued operations	(15,383)	(90,221)
Gain on sale of assets	(44,477)	—
Net operating income of non-same store properties	(21,382)	(25,765)
Lease termination fees	(3,471)	(2,157)
Same Store NOI - unconsolidated properties (at ownership %)	9,736	10,021
Same Store NOI	133,286	126,204
Straight-line rent revenue adjustment	(6,127)	(4,248)
Amortization of above- and below-market rents, net	(4,992)	(3,814)
Cash NOI adjustments - unconsolidated properties (at ownership %)	(949)	(952)
Same Store Cash NOI	$121,218	$117,190

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 36.

Liquidity and Capital Resources
General

As of December 31, 2016, we had cash and cash equivalents of approximately $14.9 million and restricted cash of approximately $7.5 million.  We also have a credit facility with a borrowing capacity of $860.0 million (as described in more detail below). As of December 31, 2016, under the credit facility, we had approximately $634.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $164.5 million.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. As of December 31, 2016, approximately $179.3 million of debt, including our share of debt at our unconsolidated properties, has matured or matures before the end of 2018. Subsequent to December 31, 2016, approximately $58.8 million of this debt was repaid (without penalty), and we expect to pay off the remaining $120.5 million with cash provided by operating activities, proceeds from the dispositions of properties, borrowings under our credit facility, or other refinancings, although there can be no assurance regarding such repayment.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable, net were approximately $826.8 million and $1.1 billion in principal amount at December 31, 2016 and 2015, respectively. Our notes payable, net were secured by real estate assets with a carrying value of approximately $184.5 million as of December 31, 2016. Our notes payable, net were secured by real estate assets with a carrying value of approximately $1.4 billion as of December 31, 2015, before our credit facility was converted from secured to unsecured. As of December 31, 2016, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $109.0 million from certain borrowings under our credit facility. As of December 31, 2016, the stated annual interest rates on our outstanding notes payable, excluding mezzanine financing, ranged from 2.20% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of December 31, 2016, the effective weighted average interest rate for our consolidated debt is approximately 3.94%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of 4.24% for our consolidated debt and an increase in 2016 and 2015 interest expense of approximately $2.5 million and $1.0 million, respectively. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2016, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $33.3 million as of December 31, 2016. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on their behalf.

As of December 31, 2016, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility and our debt (excluding the default debt) had maturity dates that range from May 2017 to June 2022. Subsequent to December 31, 2016, we repaid (without penalty) approximately $58.8 million of secured debt that was due in May 2017.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP. In March 2016, the available borrowings under the credit facility were increased, and as a result of meeting certain financial covenants, the credit facility was converted from secured to unsecured and now provides for total borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of December 31, 2016, we had approximately $575.0 million in borrowings outstanding under the term loans, and approximately $59.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $164.5 million under the facility as a whole. As of December 31, 2016, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.26%.

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

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and has authorized cash distributions in the same amount for each quarter since that time. We paid distributions of approximately $34.4 million to our common stockholders in 2016. All of the distributions declared in 2016 and 2015 constituted a return of capital, and all or a portion of future distributions may continue to constitute a return of capital. Distributions declared for each quarter were paid in the subsequent quarter. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs, our financial condition, and the factors discussed above, and there is no assurance that distributions will continue or at any particular rate or timing.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have land that is subject to long-term ground leases, we lease office space, parking space, and equipment, and we have lease-related commitments.

The following table summarizes our primary contractual obligations as of December 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Notes payable principal (1)	$834,131	$108,498	$60,622	$301,723	$1,814	$86,474	$275,000
Interest (2)	102,586	27,913	24,859	15,659	15,568	13,615	4,972
Tenant improvement commitments	24,597	24,597	—	—	—	—	—
Leasing commission commitments	3,262	3,262	—	—	—	—	—
Operating leases	38,354	2,468	2,217	1,739	1,626	1,386	28,918
Total	$1,002,930	$166,738	$87,698	$319,121	$19,008	$101,475	$308,890
____________
(1) Excludes approximately $7.3 million of unamortized debt issuance costs.
(2)    Includes fixed rate interest and interest on any variable interest rate debt at rates in effect at December 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact the guidance will have on our financial statements when adopted, but we believe the impact could primarily relate to sales of properties, timing of revenue recognition, and the ability to capitalize certain internal costs.
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
In March 2016, the FASB issued guidance which will affect accounting for certain aspects of share-based payments for employees. The guidance requires income statement recognition of income tax effects of the awards when the awards vest or are settled. The guidance also changes the employer’s accounting for forfeitures as well as for an employee’s use of shares to satisfy their income tax withholding obligations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our disclosures.
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

In August 2016, the FASB issued amended guidance on classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, we believe the classification of debt prepayment and debt extinguishment costs as financing outflows will impact the Company as these items are currently reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. We will continue to evaluate the impact this guidance will have on our financial statements when adopted.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regard to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties generally no longer qualify as discontinued operations. However, properties sold or initially classified as held for sale prior to January 1, 2015, continue to be reported as discontinued operations. Properties that were held for sale prior to January 1, 2015, and were subsequently reclassified to held for use after January 1, 2015, are reported as continuing operations.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. Under the updated guidance, companies are required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. A full or modified retrospective method of adoption is allowed. We adopted this guidance using the modified retrospective method on January 1, 2016, which did not have a material impact on our financial statements, but additional disclosures are required and have been included in these notes to consolidated financial statements related to certain of our entities that were determined to be a VIE.

In April 2015, the FASB issued guidance related to accounting for debt issuance costs. The guidance simplifies presentation by requiring debt issuance costs be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. In August 2015, the FASB further clarified this guidance to state that an entity may elect to continue to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not any outstanding borrowings exist on the line-of-credit. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption and retrospective application of this guidance on January 1, 2016, changed the classification of certain deferred financing fees on our balance sheet, but it did not otherwise have an impact on our financial statements. As of December 31, 2015, approximately $8.9 million in net deferred financing costs were reclassified from deferred financing fees and netted against our notes payable. As of December 31, 2015, approximately $3.1 million in net deferred financing fees associated with the revolving line of credit remained as an asset on the balance sheet.
In August 2014, the FASB issued guidance regarding management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years and interim periods within those years ending after December 15, 2016. We adopted this guidance on December 31, 2016, and the adoption of this guidance did not have a material impact on our disclosures.

In November 2016, the FASB issued guidance related to the presentation of restricted cash in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash will now be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. We early adopted this guidance on December 31, 2016, which changes our statements of cash flows and related disclosure for all periods presented.

In January 2017, the FASB issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. As we had not issued any financial statements for the fourth quarter of 2016, we early adopted this guidance on October 1, 2016, with no material impact on our financial statements or disclosures.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of December 31, 2016, we had approximately $634.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase in interest rates on our variable rate debt would result in a net increase in total annual interest incurred of approximately $1.1 million. A 100 basis point decrease in interest rates on our variable rate debt would result in a net decrease in total annual interest incurred of approximately $0.8 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates on our variable rate debt outstanding as of December 31, 2016, would result in a net increase in the fair value of our interest rate swaps of approximately $20.2 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of December 31, 2016, would result in a net decrease in the fair value of our interest rate swaps of approximately $21.3 million.
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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2016, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2016, were effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TIER REIT, Inc.
Dallas, Texas

We have audited the internal control over financial reporting of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 13, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and includes an explanatory paragraph regarding the early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 13, 2017

Item 9B.                Other Information.

Effective February 10, 2017, the Company and Tier OP entered into a Fifth Amendment to Employment Agreement with James E. Sharp, a Fourth Amendment to Employment Agreement with each of Scott W. Fordham, William J. Reister and Telisa Webb Schelin, and a Third Amendment to Employment Agreement with Dallas E. Lucas (collectively, the “Amendments”). The Amendments provide for a new term through February 10, 2020, which will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. Mr. Sharp’s amendment also amends his severance multiple.

The information set forth herein with respect to the Amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendments, which are filed as Exhibits 10.18, 10.22, 10.27, 10.32, and 10.38 hereto and are incorporated into this Annual Report on Form 10-K by reference.

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

The other information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

Item 11.                                                  Executive Compensation.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

The information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

Item 14.                                                  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

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

TIER REIT, Inc.

Dated:	February 13, 2017	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 13, 2017	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer, President, and Director
(Principal Executive Officer)

February 13, 2017	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Financial Officer and Treasurer
(Principal Financial Officer)

February 13, 2017	/s/ James E. Sharp
James E. Sharp
Chief Accounting Officer and Executive Vice President
(Principal Accounting Officer)

February 13, 2017	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Chairman of the Board of Directors

February 13, 2017	/s/ Charles G. Dannis
Charles G. Dannis
Director

February 13, 2017	/s/ R. Kent Griffin, Jr.
R. Kent Griffin, Jr.
Director

February 13, 2017	/s/ Thomas M. Herzog
Thomas M. Herzog
Director

February 13, 2017	/s/ Dennis J. Martin
Dennis J. Martin
Director

February 13, 2017	/s/ G. Ronald Witten
G. Ronald Witten
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TIER REIT, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TIER REIT, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, as of October 1, 2016, the Company early adopted Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Also, during 2015 the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 13, 2017

TIER REIT, Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Real estate
Land	$143,537	$179,989
Land held for development	45,059	45,059
Buildings and improvements, net	1,043,641	1,348,200
Real estate under development	17,961	—
Total real estate	1,250,198	1,573,248
Cash and cash equivalents	14,884	12,248
Restricted cash	7,509	10,712
Accounts receivable, net	71,459	76,228
Prepaid expenses and other assets	25,305	6,712
Investments in unconsolidated entities	76,813	88,998
Deferred financing fees, net	2,395	3,111
Lease intangibles, net	61,844	83,548
Other intangible assets, net	9,787	10,086
Assets associated with real estate held for sale	32,346	—
Total assets	$1,552,540	$1,864,891

Liabilities and equity

Liabilities
Notes payable, net	$826,783	$1,071,571
Accounts payable and accrued liabilities	74,458	71,597
Payables to related parties	—	292
Acquired below-market leases, net	6,886	11,934
Distributions payable	8,601	8,596
Other liabilities	14,353	23,082
Obligations associated with real estate held for sale	943	—
Total liabilities	932,024	1,187,072

Commitments and contingencies

Series A Convertible Preferred Stock	—	2,700

Equity
Preferred stock, $.0001 par value per share; 17,500,000 and 17,490,000 shares authorized at December 31, 2016 and 2015, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,473,218 and 47,362,372 shares issued and outstanding at December 31, 2016 and 2015, respectively	5	5
Additional paid-in capital	2,606,098	2,600,193
Cumulative distributions and net loss attributable to common stockholders	(1,986,515)	(1,922,721)
Accumulated other comprehensive loss	(1,042)	(3,860)
Stockholders’ equity	618,546	673,617
Noncontrolling interests	1,970	1,502
Total equity	620,516	675,119
Total liabilities and equity	$1,552,540	$1,864,891

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share amounts)

	2016	2015	2014
Rental revenue	$242,818	$282,365	$288,067
Expenses
Property operating expenses	72,603	89,158	95,456
Interest expense	43,257	57,454	67,374
Real estate taxes	36,297	40,134	41,472
Property management fees	917	5,028	8,678
Asset impairment losses	8,977	132	13,165
General and administrative	23,649	44,941	19,058
Depreciation and amortization	111,830	122,731	119,670
Total expenses	297,530	359,578	364,873
Interest and other income	1,169	810	513
Loss on early extinguishment of debt	—	(21,502)	(426)
Loss from continuing operations before income taxes, equity in operations of investments, and gain on sale of assets	(53,543)	(97,905)	(76,719)
Benefit (provision) for income taxes	(655)	(1,507)	28
Equity in operations of investments	2,569	3,982	1,836
Loss from continuing operations before gain on sale of assets	(51,629)	(95,430)	(74,855)
Discontinued operations
Income (loss) from discontinued operations	—	1,407	(30,894)
Gain on sale of discontinued operations	—	15,383	90,221
Discontinued operations	—	16,790	59,327
Gain on sale of assets	22,176	44,477	—
Net loss	(29,453)	(34,163)	(15,528)
Noncontrolling interests in continuing operations	36	159	132
Noncontrolling interests in discontinued operations	—	(30)	(120)
Dilution (accretion) of Series A Convertible Preferred Stock	—	1,926	(1,926)
Net loss attributable to common stockholders	$(29,417)	$(32,108)	$(17,442)
Basic and diluted weighted average common shares outstanding	47,405,564	48,960,393	49,875,899
Basic and diluted income (loss) per common share:
Continuing operations	$(0.62)	$(1.00)	$(1.54)
Discontinued operations	—	0.34	1.19
Basic and diluted loss per common share	$(0.62)	$(0.66)	$(0.35)

Net income (loss) attributable to common stockholders:
Continuing operations	$(29,417)	$(48,868)	$(76,649)
Discontinued operations	—	16,760	59,207
Net loss attributable to common stockholders	$(29,417)	$(32,108)	$(17,442)
Comprehensive loss:
Net loss	$(29,453)	$(34,163)	$(15,528)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	2,824	(3,077)	(789)
Dilution (accretion) of Series A Convertible Preferred Stock	—	1,926	(1,926)
Comprehensive loss	(26,629)	(35,314)	(18,243)
Comprehensive loss attributable to noncontrolling interests	30	134	13
Comprehensive loss attributable to common stockholders	$(26,599)	$(35,180)	$(18,230)

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Number of Shares	Par Value				Noncontrolling Interests	Total Equity

Balance at January 1, 2014	49,865	$5	$2,646,766	$(1,847,039)	$—	$827	$800,559
Net loss	—	—	—	(15,516)	—	(12)	(15,528)
Unrealized loss on interest rate derivatives	—	—	—	—	(788)	(1)	(789)
Share based compensation, net	12	—	1,087	—	—	168	1,255
Distributions declared to noncontrolling interests	—	—	—	—	—	(37)	(37)
Accretion of Series A Convertible Preferred Stock	—	—	(1,926)	—	—	—	(1,926)
Balance at December 31, 2014	49,877	$5	$2,645,927	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(34,034)	—	(129)	(34,163)
Unrealized loss on interest rate derivatives	—	—	—	—	(3,072)	(5)	(3,077)
Share based compensation, net	148	—	3,687	—	—	31	3,718
Redemption of common stock	(2,663)	—	(50,841)	—	—	—	(50,841)
Contributions by noncontrolling interest	—	—	—	—	—	1,325	1,325
Distributions declared:
Common stock ($0.54 per share)	—	—	—	(26,126)	—	—	(26,126)
Series A Convertible Preferred Stock ($0.54 per share)	—	—	—	(6)	—	—	(6)
Noncontrolling interests	—	—	—	—	—	(48)	(48)
Dilution of Series A Convertible Preferred Stock	—	—	1,926	—	—	—	1,926
Purchase of operating partnership units	—	—	(506)	—	—	(617)	(1,123)
Balance at December 31, 2015	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(29,417)	—	(36)	(29,453)
Unrealized gain on interest rate derivatives	—	—	—	—	2,818	6	2,824
Share based compensation, net	111	—	3,205	—	—	304	3,509
Contributions by noncontrolling interest	—	—	—	—	—	221	221
Distributions declared:
Common stock ($0.72 per share)	—	—	—	(34,377)	—	—	(34,377)
Noncontrolling interests	—	—	—	—	—	(27)	(27)
Cancellation of Series A Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at December 31, 2016	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities
Net loss	$(29,453)	$(34,163)	$(15,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment losses	8,977	132	13,165
Gain on sale of assets	(22,176)	(44,477)	—
Gain on sale of discontinued operations	—	(15,383)	(90,221)
Loss on early extinguishment of debt	—	614	775
Hedge ineffectiveness income from derivatives	(572)	—	—
Amortization of restricted shares and units	4,159	4,975	1,397
Depreciation and amortization	111,830	122,731	143,168
Amortization of lease intangibles	(2,015)	(1,978)	(376)
Amortization of above- and below-market rent	(4,255)	(5,842)	(4,133)
Amortization of deferred financing and mark-to-market costs	3,106	3,683	3,088
Equity in operations of investments	(2,569)	(3,982)	(1,836)
Ownership portion of management, construction management, and financing fees from unconsolidated entities	562	497	482
Distributions from investments	739	871	1,091
Change in accounts receivable	(8,892)	(8,180)	(8,290)
Change in prepaid expenses and other assets	852	2,260	618
Change in lease commissions	(10,614)	(17,068)	(21,891)
Change in other lease intangibles	(852)	(1,149)	(800)
Change in other intangible assets	(100)	—	—
Change in accounts payable and accrued liabilities	3,627	(8,337)	(355)
Change in other liabilities	(1,051)	2,432	4,604
Change in payables to related parties	—	(1,516)	182
Cash provided by (used in) operating activities	51,303	(3,880)	25,140

Cash flows from investing activities
Escrow deposits	(19,000)	—	—
Return of investments	17,331	4,786	2,702
Purchase of ground lease	—	(7,200)	—
Purchases of real estate	—	(178,184)	—
Investments in unconsolidated entities	(3,956)	(39,173)	(560)
Capital expenditures for real estate	(48,603)	(70,856)	(78,567)
Capital expenditures for real estate under development	(11,088)	(2,555)	(27,423)
Proceeds from sale of discontinued operations	—	59,715	242,800
Proceeds from sale of assets	295,453	433,709	—
Cash provided by investing activities	230,137	200,242	138,952

Cash flows from financing activities
Financing costs	(885)	(5,915)	(5,454)
Proceeds from notes payable	173,000	779,905	334,359
Payments on notes payable	(419,294)	(943,667)	(533,528)
Payments on capital lease obligations	—	(12)	(30)
Redemptions of common stock	—	(50,841)	—
Transfer of common stock	(650)	(1,257)	(141)
Purchase of operating partnership units	—	(1,123)	—
Distributions paid to Series A Convertible Preferred and common stockholders	(34,361)	(17,553)	—
Distributions paid to noncontrolling interests	(38)	(30)	(37)
Contributions from noncontrolling interests	221	325	—
Cash used in financing activities	(282,007)	(240,168)	(204,831)
Net change in cash, cash equivalents, and restricted cash	(567)	(43,806)	(40,739)
Cash, cash equivalents, and restricted cash at beginning of period	22,960	66,766	107,505
Cash, cash equivalents, and restricted cash at end of period	$22,393	$22,960	$66,766

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Consolidated Financial Statements

1.            Business

Organization

TIER REIT, Inc. is a self-managed, Dallas-based real estate investment trust focused on delivering outsized stockholder return through stock price appreciation and dividend growth while offering unparalleled tenant service. As used herein, “TIER REIT,” the “Company,” “we,” “us,” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires. TIER REIT’s investment strategy is to acquire, develop, and operate a portfolio of best-in-class office properties in select U.S. markets that consistently lead the nation in both population and office-using employment growth. Within these markets, we target TIER1 submarkets, which are primarily urban and amenity-rich locations. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes.  As of December 31, 2016, we owned interests in 29 operating office properties, one non-operating property, and one development property located in 13 markets throughout the United States.

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

Reclassification

Certain amounts previously reflected in the prior year consolidated balance sheet and consolidated statements of cash flows have been reclassified to conform to our 2016 presentation.  The December 31, 2015, consolidated balance sheet reflects the single line “accounts payable and accrued liabilities” that was previously presented on two lines “accounts payable” (approximately $0.8 million) and “accrued liabilities” (approximately $70.8 million).  In addition, the December 31, 2015 and 2014, consolidated statements of cash flows reflect within the operating section the single line “change in accounts payable and accrued liabilities” that was previously presented on two lines “change in accounts payable” (approximately $1.5 million and $0.7 million, respectively) and “change in accrued liabilities” (approximately $6.8 million and $0.4 million, respectively).  These reclassifications had no effect on the previously reported total liabilities or cash provided by (used in) operating activities.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”), if any, in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. VIEs, as defined by GAAP, are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  Interests in entities acquired are evaluated based on applicable GAAP guidance which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  The determination of the primary beneficiary requires management to make significant estimates and judgments about our rights, obligations, and economic interests in such entities as well as the same of the other owners. For entities in which we have less than a controlling financial interest or entities with respect to which we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. If the interest is in an entity that is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. Based on new accounting guidance we adopted on January 1, 2016, certain of our entities were determined to be VIEs, but we are not the primary beneficiary of any of these entities.

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

Real Estate

Prior to the adoption of new accounting guidance clarifying the definition of a business on October 1, 2016 (discussed further below), upon the acquisition of real estate properties, we recognized the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date was the date on which we obtained control of the real estate property.  The assets acquired and liabilities assumed consisted of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consisted of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consisted of below-market leases.  Goodwill was recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired.  Likewise, a bargain purchase gain was recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree was less than the fair value of the identifiable net assets acquired.  Acquisition-related costs were expensed in the period incurred.

In January 2017, the FASB issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values rather than their fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. As we had not issued any financial statements for the fourth quarter of 2016, we early adopted this guidance on October 1, 2016, with no material impact on our financial statements or disclosures. As a result, we modified our accounting policy on October 1, 2016, to record the entirety of the asset acquisitions of real property and related intangible assets and liabilities at their relative fair values once we have determined the fair value of each of these assets and liabilities. In addition, goodwill and bargain purchase gains are not recognized in connection with an asset acquisition. We continue to determine the individual fair values of assets and liabilities acquired in the same manner as discussed below.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals or other relevant market information available to us, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants.  The value of buildings is depreciated over the estimated useful life of generally 25 years using the straight-line method.

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

The estimated remaining useful lives for our acquired lease intangibles range from an ending date of January 2017 to an ending date of March 2024.  Anticipated amortization associated with our acquired lease intangibles for each of the years ending December 31, 2017, through December 31, 2021, is as follows (in thousands):

2017	$1,812
2018	$995
2019	$1,002
2020	$1,092
2021	$847

As of December 31, 2016 and 2015, accumulated depreciation and amortization related to our consolidated real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2016
Cost	$1,579,157	$131,618	$5,005	$(42,537)
Less: accumulated depreciation and amortization	(535,516)	(70,672)	(4,107)	35,651
Net	$1,043,641	$60,946	$898	$(6,886)

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2015
Cost	$1,914,664	$164,636	$5,383	$(52,744)
Less: accumulated depreciation and amortization	(566,464)	(82,476)	(3,995)	40,810
Net	$1,348,200	$82,160	$1,388	$(11,934)

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers, or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2016, 2015 and 2014, we recorded non-cash impairment charges of approximately $9.0 million, $0.1 million and $13.2 million, respectively, related to the impairment of consolidated real estate assets, including discontinued operations.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold period for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2016, 2015 or 2014.

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

Restricted Cash

Restricted cash includes restricted money market accounts, as required by our lenders or by leases, for anticipated tenant improvements, property taxes and insurance, and certain tenant security deposits for our consolidated properties.

We early adopted new FASB guidance on December 31, 2016, which changes the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Cash and cash equivalents	$14,884	$12,248	$31,442
Restricted cash	7,509	10,712	35,324
Total cash, cash equivalents, and restricted cash	$22,393	$22,960	$66,766

Accounts Receivable, net

The following is a summary of our accounts receivable as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Straight-line rental revenue receivable	$68,287	$73,420
Tenant receivables	5,047	5,972
Non-tenant receivables	691	1,549
Allowance for doubtful accounts	(2,566)	(4,713)
Total	$71,459	$76,228

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

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include escrow deposits for the purchase of properties that we have contracted to acquire, prepaid insurance, prepaid real estate taxes, and utility and other deposits of the properties we consolidate, as well as our deferred tax assets, derivative financial assets, and prepaid directors’ and officers’ insurance.

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we determine that the development is probable and significant development activities are underway. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the years ended December 31, 2016 and 2015, we capitalized interest expense of approximately $0.7 million and $0.2 million, respectively, for an unconsolidated entity with property under development.

Other Intangible Assets
Other intangible assets consist of below-market ground leases on properties where a third party owns and has leased the underlying land to us. As of December 31, 2016 and 2015, the cost basis and accumulated amortization related to our consolidated other intangibles assets were as follows (in thousands):

	December 31, 2016	December 31, 2015
Cost	$11,277	$11,177
Less: accumulated amortization	(1,490)	(1,091)
Net	$9,787	$10,086

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2016, we have four properties that were classified as real estate held for sale (beginning September 30, 2016). We had no properties classified as real estate held for sale as of December 31, 2015.

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of December 31, 2016 and 2015, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Valuation of Series A Convertible Preferred Stock

On September 4, 2012, we issued 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) to Behringer Harvard Services Holdings, LLC (“Services Holdings”) as described further in Footnote 11 (Equity). The shares of Series A Convertible Preferred Stock are initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our consolidated balance sheets. In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model. Subsequent to the date of issuance, the Series A Convertible Preferred Stock is adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Convertible Preferred Stock does not exceed the fair value of the shares at the date of issuance, the shares are not adjusted below the fair value at the date of issuance. On March 2, 2016, based on the Conversion Company Value, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the years ended December 31, 2016, 2015 and 2014, was approximately $5.4 million, $11.4 million, and $6.4 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the years ended December 31, 2016, 2015 and 2014, was approximately $3.2 million, $3.1 million, and $2.0 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the years ended December 31, 2016, 2015 and 2014, was approximately $4.3 million, $5.8 million, and $4.1 million, respectively. Revenue relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $1.7 million, $3.5 million, and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Each of the amounts presented above include rental revenue amounts recognized in discontinued operations.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  The Company is generally not subject to federal income taxes to the extent we distribute our REIT taxable income to our stockholders currently each year and we meet certain other organizational and operational requirements.  In addition to the Company, our business is conducted through our operating partnership, Tier OP, and various subsidiaries, including limited liability companies, partnerships and corporations elected to be treated as taxable REIT subsidiaries.  The Company and its subsidiaries are subject to state and local income taxes on operations located in states, cities, and other jurisdictions that impose an income tax.  In addition, our taxable REIT subsidiaries are subject to federal, state, and local income taxes at regular corporate tax rates. During the years ended December 31, 2016 and 2015, the total state and federal income tax provision was $0.7 million, and $1.5 million, respectively. During the year ended December 31, 2014, we had a state and federal income tax benefit of less than $0.1 million. The Company has certain deferred tax assets and liabilities consisting primarily of net operating losses and the timing of recognition of depreciation and amortization for tax purposes as opposed to GAAP purposes.

During the years ended December 31, 2016 and 2015, we believe we had no liability for unrecognized tax benefits. Our policy is to include any interest and penalties related to income taxes within the “benefit (provision) for income taxes” line item in our consolidated statements of operations and comprehensive loss.  We generally remain subject to examination by tax authorities for the past three tax years.

At December 31, 2016, TIER REIT, Inc. had net operating loss carryforwards of approximately $639.6 million for income tax purposes that expire in years 2028 to 2036, and capital loss carryforwards of approximately $223.1 million for income tax purposes that expire in 2018.

The tax basis of our net assets and liabilities exceeds the book value by approximately $202.4 million at December 31, 2016, and approximately $290.5 million at December 31, 2015.

Stock Based Compensation

We have a stock-based incentive award plan for our employees, independent directors, and consultants.  Compensation cost for restricted stock and restricted stock units is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. Stock options are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model that incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2016,

2015 and 2014, we had approximately $4.2 million, $5.0 million, and $1.4 million, respectively, in compensation costs related to share-based payments.

401(k) Plan

We have a 401(k) defined contribution plan (“401(k) Plan”) for the benefit of our eligible employees. Each employee may contribute up to 100% of their annual compensation, subject to specific limitations under the Code.  Our 401(k) Plan allows us to make discretionary contributions during each plan year. For the years ended December 31, 2016, 2015 and 2014, we expensed approximately $0.3 million, $0.2 million, and $0.2 million in employer contributions, respectively.

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

We have properties located in Houston, Texas, which subject us to the business risk associated with our geographic concentration in this market. The percentage of our total rental revenue from our Houston, Texas, market for the years ended December 31, 2016, 2015 and 2014, are 28.7%, 24.4%, and 22.1%, respectively.

Noncontrolling Interests

Noncontrolling interests consist of our third-party owners’ proportionate share of equity in certain consolidated real estate properties and restricted stock units issued to our independent directors.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  Stock options, units of limited partnership interest, Series A Convertible Preferred Stock, restricted stock, and restricted stock units are excluded from the calculation of earnings per share for all periods presented in this report because the effect would be anti-dilutive.  Gain on sale of assets is included in the calculation of loss from continuing operations per share in accordance with the Securities and Exchange Commission (“SEC”) guidelines.

Reportable Segments

Our current business consists of owning, acquiring, developing, operating, investing in, and disposing of real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  Our chief operating decision maker evaluates operating performance on an individual property level and views each of our real estate assets as an individual operating segment. However, all of our properties are aggregated into one reportable segment as they have similar economic characteristics.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

3.            New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating the impact the guidance will have on our financial statements when adopted, but we believe the impact could primarily relate to sales of properties, timing of revenue recognition, and the ability to capitalize certain internal costs.

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
In March 2016, the FASB issued guidance which will affect accounting for certain aspects of share-based payments for employees. The guidance requires income statement recognition of income tax effects of the awards when the awards vest or are settled. The guidance also changes the employer’s accounting for forfeitures as well as for an employee’s use of shares to satisfy their income tax withholding obligations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our disclosures.
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

In August 2016, the FASB issued amended guidance on classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, we believe the classification of debt prepayment and debt extinguishment costs as financing outflows will impact the Company as these items are currently reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. We will continue to evaluate the impact this guidance will have on our financial statements when adopted.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued guidance that changes the criteria for reporting a discontinued operation. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regard to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014.  Upon our adoption of this guidance on January 1, 2015, sales of our individual operating properties generally no longer qualify as discontinued operations. However, properties sold or initially classified as held for sale prior to January 1, 2015, continue to be reported as discontinued operations. Properties that were held for sale prior to January 1, 2015, and were subsequently reclassified to held for use after January 1, 2015, are reported as continuing operations.

In February 2015, the FASB issued updated guidance related to accounting for consolidation of certain legal entities. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. Under the updated guidance, companies are required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model that modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. A full or modified retrospective method of adoption is allowed. We adopted this guidance using the modified retrospective method on January 1, 2016, which did not have a material impact on our financial statements, but additional disclosures are required and have been included in these notes to consolidated financial statements related to certain of our entities that were determined to be a VIE.

In April 2015, the FASB issued guidance related to accounting for debt issuance costs. The guidance simplifies presentation by requiring debt issuance costs be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. In August 2015, the FASB further clarified this guidance to state that an entity may elect to continue to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not any outstanding borrowings exist on the line-of-credit. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The adoption and retrospective application of this guidance on January 1, 2016, changed the classification of certain deferred financing fees on our balance sheet, but it did not otherwise have an impact on our financial statements. As of December 31, 2015, approximately $8.9 million in net deferred financing costs were reclassified from deferred financing fees and netted against our notes payable. As of December 31, 2015, approximately $3.1 million in net deferred financing fees associated with the revolving line of credit remained as an asset on the balance sheet.
In August 2014, the FASB issued guidance regarding management’s responsibility in evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years and interim periods within those years ending after December 15, 2016. We adopted this guidance on December 31, 2016, and the adoption of this guidance did not have a material impact on our disclosures.

In November 2016, the FASB issued guidance related to the presentation of restricted cash in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash will now be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. We early adopted this guidance on December 31, 2016, which changes our statements of cash flows and related disclosure for all periods presented.

In January 2017, the FASB issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. As we had not issued any financial statements for the fourth quarter of 2016, we early adopted this guidance on October 1, 2016, with no material impact on our financial statements or disclosures.

4.         Real Estate Activities

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the year ended December 31, 2016 and 2015, that are reported in continuing operations (in thousands):

	Date of Sale		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale
Property Name		Location
2016
Lawson Commons	03/01/16	St. Paul MN	436	$68,430	$60,931
FOUR40	06/17/16	Chicago, IL	1,041	191,000	189,072
Hurstbourne Business Center (1)	09/30/16	Louisville, KY	418	41,000	39,777
801 Thompson	10/27/16	Rockville, MD	51	4,900	4,614
Other			—	—	1,059
			1,946	$305,330	$295,453

2015
One and Two Chestnut Place	03/06/15	Worcester, MA	218	$14,000	$11,631
United Plaza	04/23/15	Philadelphia, PA	617	114,554	114,983
1650 Arch Street	04/23/15	Philadelphia, PA	553	76,290	76,573
1325 G Street (2) (3)	06/30/15	Washington, D.C.	307	152,000	145,520
Colorado Building (2)	06/30/15	Washington, D.C.	128	50,000	43,916
Domain LMN (land)	07/24/15	Austin, TX	—	22,000	22,000
Domain K (multifamily property)	10/16/15	Austin, TX	—	15,000	15,000
Domain A (land)	12/16/15	Austin, TX	—	4,250	4,086
			1,823	$448,094	$433,709
__________________________

(1)	Hurstbourne Business Center is comprised of Hurstbourne Park and Hurstbourne Place, both office buildings, and Hurstbourne Plaza, a retail center.

(2)	On June 30, 2015, our 1325 G Street and Colorado Building properties were each sold to entities in which we acquired a noncontrolling 10% interest and the properties were deconsolidated.
(3)    In connection with the sale of this property, approximately $100.0 million of proceeds from sale were used to pay off debt secured by the property.

On January 18, 2017, we sold our Buena Vista Plaza property for a contract sales price of $52.5 million. Buena Vista Plaza is located in Burbank, California, and consists of approximately 115,000 rentable square feet.

The following table presents the amount contributed to our net loss from properties sold in 2016 and 2015 and included in continuing operations. These amounts exclude any gains on the sale of these properties or related gains (losses) from the extinguishment of debt in connection with the sale of these properties for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Contributed net loss	$(6,003)	$(4,635)	$(18,104)

Sales and Disposals of Real Estate Reported in Discontinued Operations

No properties sold in 2016 have been classified as discontinued operations. The following presents our sales of real estate during the years ended December 31, 2015 and 2014, that are reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss because they were sold or classified as held for sale on or before December 31, 2014 (in thousands):

	Date of Disposal		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale (B)
Property Name		Location
2015
250 West Pratt (A)	03/19/15	Baltimore, MD	368	$63,500	$55,229
Fifth Third Center (A)	04/07/15	Cleveland, OH	508	$52,750	4,486
			876		$59,715
2014
City Hall Plaza	9/16/2014	Manchester, NH	210	$19,750	$19,130
222 South Riverside Plaza	12/19/2014	Chicago, IL	1,184	(C)	223,670
			1,394		$242,800
______________

(A)	These properties were held for sale as of December 31, 2014, and the operations were classified as discontinued operations.

(B)
In 2015, proceeds from sale are reduced by approximately $47.1 million of debt that was assumed by the purchaser. In 2014, proceeds from sale include approximately $217.8 million in debt repaid with the proceeds of the sale of these properties.

(C)
The contract sales price for the 222 South Riverside Plaza property was approximately $247.0 million in cash, excluding transaction costs, credits, prorations, and adjustments; plus the conveyance of the 5950 Sherry Lane property in Dallas, Texas, from the purchaser to us.

Prior Year Acquisition Information

On July 23, 2015, we acquired various interests in real estate, both existing operating properties and unimproved land, located in Austin, Texas, (“The Domain”) for a contract purchase price of approximately $201.1 million which after applying purchase credits received, equates to approximately $198.2 million total consideration paid. The acquisition included two wholly-owned office buildings, interests in two additional office buildings, various tracts of land, approximately $22.0 million for parcels of land zoned for residential development (“Domain LMN”) and a deposit of approximately $15.0 million for an interest in a multifamily residential property (“Domain K”). On July 24, 2015, we sold Domain LMN to an unrelated third party for a contract sales price of approximately $22.0 million. On October 16, 2015, we completed the acquisition of Domain K for a contract purchase price of approximately $15.0 million and concurrently sold it to an unrelated third-party for a contract sales price of approximately $15.0 million. On December 16, 2015, we sold unimproved land (“Domain A”) for a contract sales price of approximately $4.3 million. Acquisition costs for The Domain of approximately $0.8 million were expensed as incurred and are included in “general and administrative” in the accompanying consolidated statements of operations and comprehensive loss.

The table below reflects total consideration transferred for the purchase of The Domain that was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. The table also provides information regarding assets sold subsequent to the acquisition as detailed above (in thousands):

	Assets acquired and liabilities assumed	Assets sold subsequent to acquisition	Net
Land	$16,868	$(4,087)	$12,781
Land held for development (1)	74,682	(22,000)	52,682
Building and improvements	57,324	—	57,324
Prepaid expenses and other assets	15,000	(15,000)	—
Lease intangibles	12,070	—	12,070
Investment in Domain 2 & Domain 7	26,784	—	26,784
Accrued liabilities	(1,800)	—	(1,800)
Acquired below-market leases	(2,741)	—	(2,741)
Total	$198,187	$(41,087)	$157,100
___________________

(1)	On August 28, 2015, we contributed a wholly-owned tract of land valued at approximately $14.0 million to an unconsolidated entity in which we own a 50% interest.

Proforma Information

The following summary presents the results of operations (in thousands) for the year ended December 31, 2015, on an unaudited proforma basis, as if the acquisition of The Domain (acquired on July 23, 2015) had occurred on January 1, 2015. This unaudited proforma condensed consolidated financial information is presented for informational purposes only and does not purport to be indicative of what financial results would have been if the transaction reflected herein had occurred on the date set forth above or been in effect during the period indicated, nor should it be viewed as indicative of our financial results in the future.

December 31, 2015

Rental revenue	$288,304
Loss from continuing operations	$(49,346)
Net loss attributable to common stockholders	$(30,498)
Basic and diluted weighted average common shares outstanding	48,960
Basic and diluted loss per common share	$(0.62)

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the year ended December 31, 2016, we capitalized a total of approximately $14.1 million, including approximately $0.3 million in interest. For the year ended December 31, 2015, we capitalized a total of approximately $6.3 million, including approximately $0.9 million in interest. These costs are classified as real estate under development on our consolidated balance sheets until such time that the development is complete.

6.            Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of December 31, 2016 and 2015 (in thousands):

		Ownership Interest		Investment Balance
	Property Name	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
1301 Chestnut Associates, L.P. (1) (4)	Wanamaker Building	60.00%	60.00%	$44,520	$42,898
Domain Junction LLC (2) (3) (5)	Domain 2 & Domain 7	49.84%	49.84%	9,770	26,588
Domain Junction 8 Venture LLC (2) (3)	Domain 8	50.00%	50.00%	18,093	14,193
COLDC 54 Holdings, LLC (3)	Colorado Building	10.00%	10.00%	711	949
GSTDC 72 Holdings, LLC (3)	1325 G Street	10.00%	10.00%	3,719	4,370
	Total			$76,813	$88,998
____________________
(1)    All major decisions for this entity require a vote of 70% (and in some instances 75%) of the ownership group.
(2)    All major decisions for this entity are made by the other owner.

(3)
We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment. Additionally, we are required to fund up to $0.3 million in additional capital contributions to the Domain Junction 8 Venture LLC for the development of Domain 8. At December 31, 2016, these VIEs have total assets of approximately $353.5 million and total liabilities of approximately $262.8 million, as outlined in the summarized balance sheets presented below.

(4)	On January 17, 2017, we sold substantially all of our noncontrolling investment in 1301 Chestnut Associates, L.P.

(5)	On January 4, 2017, we purchased the remaining 50.16% interest in Domain Junction LLC.

The summarized balance sheets of our unconsolidated entities as of December 31, 2016 and 2015 are as follows (in thousands):

as of December 31, 2016	Total	Wanamaker	Other (50% or less owned entities)
Real estate, net	$414,720	$124,670	$290,050
Real estate intangibles, net	50,673	10,249	40,424
Cash, cash equivalents, and restricted cash	24,434	14,085	10,349
Other assets	22,126	9,457	12,669
Total assets	$511,953	$158,461	$353,492

Notes payable, net	$314,427	$70,208	$244,219
Accounts payable	7,234	49	7,185
Other liabilities	16,364	4,932	11,432
Equity	173,928	83,272	90,656
Total liabilities and equity	$511,953	$158,461	$353,492

Company’s share of equity	$69,619	$49,963	$19,656
Basis differences (1)	7,194	(5,443)	12,637
Carrying value of the Company’s investments in unconsolidated entities	$76,813	$44,520	$32,293
________________

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

as of December 31, 2015	Total	Wanamaker	Other (50% or less owned entities)
Real estate, net	$379,646	$128,358	$251,288
Real estate intangibles, net	54,470	12,087	42,383
Cash, cash equivalents, and restricted cash	23,814	12,819	10,995
Other assets	16,796	8,851	7,945
Total assets	$474,726	$162,115	$312,611

Notes payable, net	$246,500	$75,124	$171,376
Accounts payable	8,187	21	8,166
Other liabilities	19,144	6,386	12,758
Equity	200,895	80,584	120,311
Total liabilities and equity	$474,726	$162,115	$312,611

Company’s share of equity	$81,982	$48,350	$33,632
Basis differences (1)	7,016	(5,452)	12,468
Carrying value of the Company’s investments in unconsolidated entities	$88,998	$42,898	$46,100
____________________

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses from our investments for the period of our ownership. The summarized statements of operations of our unconsolidated entities for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

2016	Total	Wanamaker	Other (50% or less owned entities)
Revenue	$59,177	$26,902	$32,275
Income (loss) from continuing operations	1,969	3,188	(1,219)
Gain on sale of real estate	1,000	—	1,000
Net income (loss)	$2,969	$3,188	$(219)
Company’s share of net income (loss) from continuing operations	$2,496	$1,913	$583
Company’s share of gain on sale of real estate	60	—	60
Company’s share of net income (loss)	$2,556	$1,913	$643
Basis difference and elimination of inter-entity fees	13	529	(516)
Equity in operations of investments	$2,569	$2,442	$127

2015	Total	Wanamaker	Other (50% or less owned entities)
Revenue	$56,848	$25,659	$31,189
Income (loss) from continuing operations	(11,067)	2,097	(13,164)
Gain on sale of real estate	30,700	—	30,700
Net income	$19,633	$2,097	$17,536
Company’s share of net income (loss) from continuing operations	$53	$1,258	$(1,205)
Company’s share of gain on sale of real estate	3,403	—	3,403
Company’s share of net income	$3,456	$1,258	$2,198
Basis difference and elimination of inter-entity fees	526	495	31
Equity in operations of investments	$3,982	$1,753	$2,229

2014	Total	Wanamaker	Other (50% or less owned entities)
Revenue	$38,067	$26,863	$11,204
Income (loss) from continuing operations	(327)	2,890	(3,217)
Net income (loss)	$(327)	$2,890	$(3,217)
Company’s share of net income (loss)	$1,310	$1,734	$(424)
Basis difference and elimination of inter-entity fees	526	522	4
Equity in operations of investments	$1,836	$2,256	$(420)

7.          Notes Payable

Our notes payable, net were approximately $826.8 million and $1.1 billion in principal amount at December 31, 2016 and 2015, respectively. Our notes payable, net were secured by real estate assets with a carrying value of approximately $184.5 million at December 31, 2016. Our notes payable, net were secured by real estate assets with a carrying value of approximately $1.4 billion as of December 31, 2015, before our credit facility was converted from secured to unsecured. As of December 31, 2016, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $109.0 million from certain borrowings under our credit facility. As of December 31, 2016, the stated annual interest rates on our outstanding notes payable, excluding mezzanine financing, ranged from 2.20% to 6.09%. We had mezzanine financing on one property with a stated annual interest rate of 9.80%. As of December 31, 2016, the effective weighted average interest rate for our consolidated debt is approximately 3.94%.  For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of 4.24% for our consolidated debt and an increase in 2016 and 2015 interest expense of approximately $2.5 million and $1.0 million, respectively. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2016, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $33.3 million as of December 31, 2016. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on their behalf.

As of December 31, 2016, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility and our debt (excluding the default debt) had maturity dates that range from May 2017 to June 2022.

The following table summarizes our notes payable as of December 31, 2016, (in thousands):

Principal payments due in:
2017	$108,498
2018	60,622
2019	301,723
2020	1,814
2021	86,474
Thereafter	275,000
Less: unamortized debt issuance costs (1)	(7,348)
Total	$826,783
________________

(1)	Excludes approximately $2.4 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our consolidated balance sheets.

Subsequent to December 31, 2016, we repaid (without penalty) approximately $58.8 million of secured debt that was due in May 2017.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP. In March 2016, the available borrowings under the credit facility were increased, and as a result of meeting certain financial covenants, the credit facility was converted from secured to unsecured and now provides for total borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 to 250 basis points. We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  As of December 31, 2016, we had approximately $575.0 million in borrowings outstanding under the term loans, and approximately $59.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $164.5 million under the facility as a whole. As of December 31, 2016, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.26%.

8.            Fair Value Measurements

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2016 and 2015 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value

Derivative financial instruments:
2016
Assets	$1,182	$—	$1,182	$—
Liabilities	$(1,652)	$—	$(1,652)	$—

2015
Liabilities	$(3,866)	$—	$(3,866)	$—

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
During 2016, we recorded impairment losses of approximately $9.0 million for properties assessed for impairment due to changes in management’s estimate of the intended hold periods. During 2015, we recorded additional impairment losses of approximately $0.1 million for final estimated closing costs incurred in connection with the disposition of a property which was impaired at December 31, 2014, and sold in 2015.

The following table summarizes those assets which were measured at fair value and impaired during 2016 and 2015 (in thousands):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the year ended December 31, 2016
Real estate held for sale	$9,309	$—	$4,570	$4,739	$(8,977)

for the year ended December 31, 2015
Real estate	$11,489	$—	$11,489	$—	$(132)

The following table sets forth quantitative information about the unobservable inputs (Level 3) of our real estate that was recorded at fair value as of the date of its impairment during the year ended December 31, 2016 (in thousands):

	Fair Value of Assets at Impairment	Valuation Technique	Unobservable Input	Range
Real estate on which impairment losses were recognized	$4,739	Discounted Cash Flow	Discount rate	12.0%
			Terminal capitalization rate	9.5%

Financial Instruments not Reported at Fair Value

Financial instruments held at December 31, 2016 and 2015, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, payables to related parties, distributions payable, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our notes payable as of December 31, 2016 and 2015, are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$834,131	$837,878	$1,080,425	$1,084,625
Less: unamortized debt issuance costs	(7,348)		(8,854)
Notes payable, net	$826,783		$1,071,571

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

The following table summarizes the notional values of our derivative financial instruments (in thousands). The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets, as of December 31, 2016 and 2015 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	2016	2015	2016	2015
Interest rate swaps	$1,182	$—	$(1,652)	$(3,866)

The tables below present the effect of the change in fair value of derivative financial instruments in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivative (effective portion) for the Year Ended December 31,
	2016	2015	2014
Interest rate swaps	$2,824	$(3,077)	$(789)
Total	$2,824	$(3,077)	$(789)

	Amount of loss reclassified from OCI into income (effective portion) for the Year Ended December 31,
Location	2016	2015	2014
Interest expense (1)	$6,650	$5,381	$5
Total	$6,650	$5,381	$5
 ________________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

Location	2016	2015	2014
Interest expense (1)	$(572)	$—	$—
____________________

(1)
Represents the portion of the change in fair value of our interest rate swaps as (income) or expense attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $4.0 million will be reclassified as an increase to interest expense.

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

As of December 31, 2016, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was approximately $1.7 million. As of December 31, 2016, we have not posted any collateral related to these agreements. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at the termination value of approximately $1.7 million.

10.             Commitments and Contingencies

As of December 31, 2016, we had commitments of approximately $27.9 million for future tenant improvements and leasing commissions.

As of December 31, 2016, we have employment agreements with five of our executive officers.  The term of each employment agreement ends on July 15, 2018, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause. As a result, in the event we terminated all of these agreements without cause as of December 31, 2016, we would have recognized approximately $11.3 million in additional compensation expense.

11.             Equity

On June 2, 2015, we filed articles of amendment to our charter to effect a one-for-six reverse stock split of our existing common stock. All share and per share information presented within these financial statements has been retroactively adjusted to reflect the impact of the reverse stock split.

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
Limited Partnership Units
On December 4, 2015, we exercised our call right with regard to the outstanding limited partnership interests in Tier OP held by third-parties, converting their interests (72,097 units) to cash (approximately $1.1 million). As of December 31, 2016 and 2015, Tier OP had no units of limited partnership interest held by third parties.
Series A Convertible Preferred Stock

On September 4, 2012, we issued 10,000 shares of Series A Convertible Preferred Stock to Services Holdings. Management estimated the fair value of the shares to be approximately $2.7 million at the date of issuance.  Due to the increase in our estimated stock value, the redemption value of the Series A Convertible Preferred Stock as of December 31, 2014, was greater than the estimated fair value of these shares at the date of issuance and the value of these shares was increased to approximately $4.6 million. In connection with the listing of our common stock on the NYSE on July 23, 2015, an automatic conversion of the Series A Convertible Preferred Stock was triggered with the number of shares to be issued not determinable until March 2, 2016, based on the Conversion Company Value, as defined in the Articles Supplementary. Based on a lower Conversion Company Value, the carrying value of the Series A Convertible Preferred Stock was reduced in 2015 to its initial valuation of $2.7 million as required under accounting guidance. On March 2, 2016, based on the Conversion Company Value, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

Stock Plans

Our 2015 Equity Incentive Plan allows for equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Stock options. As of December 31, 2016 and 2015, we had outstanding options held by our independent directors to purchase 8,330 shares and 12,495 shares of our common stock, respectively, at a weighted average exercise price of $40.13 per share. These options are all fully vested and have expiration dates that range from July 2018 to June 2022.  The options were anti-dilutive to earnings per share for each period presented.

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

The following is a summary of the number of outstanding RSUs held by our independent directors as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	28,705	$18.29	13,841	$24.69
Issued	18,275	$15.05	18,597	$14.79
Forfeited	—	$—	(2)	$24.82
Converted	(7,725)	$19.96	(3,731)	$24.57
Outstanding at the end of the year (1)	39,255	$16.45	28,705	$18.29
_____________________

(1)	As of December 31, 2016, 6,046 RSUs held by our independent directors are vested.

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

Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from January 2017 to January 2019. Compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule and estimated forfeiture rates.  The restricted stock was anti-dilutive to earnings per share for each period presented.

The following is a summary of the number of shares of restricted stock outstanding as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	281,905	$22.46	118,563	$24.73
Issued	119,747	$15.19	245,492	$20.34
Forfeiture	(11,789)	$19.42	(2,203)	$25.64
Restrictions lapsed	(143,058)	$19.59	(79,947)	$19.25
Outstanding at the end of the year	246,805	$20.74	281,905	$22.46

For the year ended December 31, 2016 and 2015, we recognized a total of approximately $4.2 million and $5.0 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of December 31, 2016, the total remaining compensation cost on unvested awards was approximately $3.7 million, with a weighted average remaining contractual life of approximately 1.3 years.
Distributions
Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and has authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter. Of the amounts distributed by us in 2016 and 2015, 100% represented a return of capital.
The following table reflects the distributions declared for our common stock, Series A Convertible Preferred Stock, and noncontrolling interests during the years ended December 31, 2016 and 2015 (in thousands).

		Common Stockholders	Preferred Stockholders	Noncontrolling Interests
	Total
2016
1st Quarter	$8,600	$8,594	$—	$6
2nd Quarter	8,601	8,594	—	7
3rd Quarter	8,602	8,595	—	7
4th Quarter	8,601	8,594	—	7
Total	$34,404	$34,377	$—	$27

2015
1st Quarter	$—	$—	$—	$—
2nd Quarter	9,028	9,011	2	15
3rd Quarter	8,556	8,539	2	15
4th Quarter	8,596	8,576	2	18
Total	$26,180	$26,126	$6	$48

12.             Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2016, for operating office properties we consolidate (excluding properties held for sale) are as follows (in thousands):

Year	Amount
2017	$143,790
2018	138,411
2019	122,515
2020	106,051
2021	88,719
Thereafter	274,604
Total	$874,090

As Lessee

We have land that is subject to long-term ground leases and we lease office space, parking space, and equipment. Total rent expense for the years ended December 31, 2016, 2015 and 2014, was approximately $2.5 million, $3.0 million and $2.3 million, respectively.

Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2017	$2,468
2018	2,217
2019	1,739
2020	1,626
2021	1,386
Thereafter	28,918
Total	$38,354

13.          Related Party Transactions

We previously purchased certain administrative services from BHT Advisors, LLC (“BHT Advisors”), which served as our advisor. HPT Management Services, LLC (“HPT Management”) previously provided property management services for substantially all of our properties. Effective June 30, 2015, we terminated the administrative services agreement with BHT Advisors and we internalized the management of our properties and exercised our buyout option with HPT Management.

The following is a summary of the related party fees and costs we incurred with these entities during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
BHT Advisors, acquisition fees	$196	$704
BHT Advisors, other fees and reimbursement for services provided	1,263	2,328
BHT Advisors, termination fee	2,706	—
HPT Management, property and construction management fees	5,272	11,369
HPT Management, reimbursement of costs and expenses	7,992	18,557
HPT Management, buyout fee	7,595	—
Total	$25,024	$32,958

Expensed	$24,054	$30,909
Capitalized to real estate under development	—	487
Capitalized to buildings and improvements, net	970	1,562
Total	$25,024	$32,958

As of December 31, 2015, we had payables to related parties of approximately $0.3 million, consisting primarily of expense reimbursements payable to BHT Advisors and property management fees payable to HPT Management.

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Interest paid, net of amounts capitalized	$38,059	$54,608	$82,819
Income taxes paid	$2,085	$1,024	$1,054
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$13,295	$8,906	$26,193
Amortization of deferred financing fees in building and improvements, net	$—	$240	$913
Acquisition of real estate through exchange of real estate	$—	$—	$62,578
Contribution of land to non wholly-owed entity	$—	$14,002	$—
Liabilities assumed through the purchase of real estate	$—	$1,800	$—
Non-cash financing activities:
Accrual for distributions declared	$8,601	$8,596	$—
Mortgage notes assumed by purchaser	$—	$47,074	$—
Cancellation of Series A Convertible Preferred Stock	$2,700	$—	$—
Dilution of Series A Convertible Preferred Stock	$—	$1,926	$—
Accretion of Series A Convertible Preferred Stock	$—	$—	$1,926
Financing costs in accrued liabilities	$—	$—	$11
Unrealized gain on interest rate derivatives	$2,824	$—	$—
Unrealized loss on interest rate derivatives	$—	$3,077	$—
Contributions from noncontrolling interests	$—	$1,000	$—

15.          Discontinued Operations and Real Estate Held for Sale

As discussed in Note 2, “Summary of Significant Accounting Policies,” we adopted the provisions of FASB guidance regarding the reporting of discontinued operations on January 1, 2015. No properties sold in 2016 were classified as discontinued operations. During 2015, we disposed of two consolidated properties that had been held for sale as of December 31, 2014, and during 2014 we disposed of two consolidated properties.

The table below summarizes the results of operations for the properties that have been classified as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Rental revenue	$4,615	$52,193
Expenses
Property operating expenses	1,734	16,563
Interest expense	720	17,008
Real estate taxes	633	9,374
Property management fees	121	1,499
Depreciation and amortization	—	23,498
Total expenses	3,208	67,942
Loss on early extinguishment of debt (1)	—	(15,136)
Interest and other expense	—	(9)
Income (loss) from discontinued operations	1,407	(30,894)
Gain on sale of discontinued operations	15,383	90,221
Discontinued operations	$16,790	$59,327
________________

(1)
The loss on early extinguishment of debt was comprised of the write-off of deferred financing fees and early termination fees associated with the sale of certain properties and the payoff of related debt.

As of December 31, 2016, we had four properties classified as real estate held for sale. On January 18, 2017, we sold our Buena Vista Plaza property. Management did not commit to a plan to sell until January 2017, when the plan was approved by the Board of Directors, therefore the property was not classified as held for sale as of December 31, 2016. No properties were held for sale as of December 31, 2015.

The major classes of assets and obligations associated with real estate held for sale as of December 31, 2016, are as follows (in thousands):

December 31, 2016
Land	$5,481
Buildings and improvements, net of approximately $11.8 million in accumulated depreciation	24,837
Accounts receivable and other assets	665
Lease intangibles, net of approximately $2.1 million in accumulated amortization	1,363
Assets associated with real estate held for sale	$32,346

Acquired below-market leases, net of approximately $0.2 million in accumulated amortization	$44
Other liabilities	899
Obligations associated with real estate held for sale	$943

16.         Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share data).

2016 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$68,478	$64,267	$55,998	$54,075
Loss from continuing operations before gain on sale of assets	$(18,462)	$(14,371)	$(11,805)	$(6,991)
Gain on sale of assets	5,739	5,010	10,777	650
Net loss	$(12,723)	$(9,361)	$(1,028)	$(6,341)
Net loss attributable to common stockholders	$(12,707)	$(9,352)	$(1,025)	$(6,333)
Basic and diluted weighted average common shares outstanding	47,390	47,406	47,413	47,414
Basic and diluted loss per common share	$(0.27)	$(0.20)	$(0.02)	$(0.13)

2015 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$75,819	$70,038	$69,423	$67,085
Loss from continuing operations before gain (loss) on sale of assets	$(15,998)	$(51,693)	$(16,171)	$(11,568)
Discontinued operations	10,096	5,956	424	314
Gain (loss) on sale of assets	—	44,564	(85)	(2)
Net loss	$(5,902)	$(1,173)	$(15,832)	$(11,256)
Net loss attributable to common stockholders	$(5,892)	$(1,151)	$(13,849)	$(11,216)
Basic and diluted weighted average common shares outstanding	49,891	49,893	48,843	47,244
Basic and diluted loss per common share	$(0.12)	$(0.02)	$(0.28)	$(0.24)

17.         Subsequent Events

On January 4, 2017, we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties for a combined contract purchase price of approximately $51.2 million and assumed additional debt of approximately $40.1 million. At acquisition, these properties were consolidated.
On January 17, 2017, we sold a substantially all of our noncontrolling interest in the entity that indirectly owns the Wanamaker Building for a contract sales price of approximately $114.3 million, including the buyer’s assumption of approximately $41.8 million in debt.
On January 18, 2017, we sold our Buena Vista Plaza property for a contract sales price of approximately $52.5 million.
On February 1, 2017, we repaid (without penalty) the approximately $58.8 million loan secured by our 500 E. Pratt property. This loan was scheduled to mature in May 2017.

TIER REIT, Inc.
Valuation and Qualifying Accounts
Schedule II
December 31, 2016
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Year
Year to date December 31, 2016	$4,713	$878	$851	$(3,876)	$2,566
Year to date December 31, 2015	$1,201	$791	$2,946	$(225)	$4,713
Year to date December 31, 2014	$1,289	$725	$(45)	$(768)	$1,201

TIER REIT, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
(in thousands)

						Gross amount
			Initial cost		Costs capitalized	at which
				Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances	Land (1)	Improvements	to acquisition (2)	close of period (3)	depreciation	construction	acquired
Buena Vista Plaza	Burbank, CA	—	$3,806	28,368	573	32,747	13,102	1991	07/2005
Woodcrest Corporate Center	Cherry Hill, NJ	—	5,927	49,977	6,556	62,460	24,278	1960	01/2006
Burnett Plaza	Ft. Worth, TX	—	6,239	157,171	24,829	188,239	76,090	1983	02/2006
The Terrace Office Park	Austin, TX	—	17,330	124,551	18,899	160,780	59,086	1997-2002	06/2006
Bank of America Plaza	Charlotte, NC	—	26,656	185,215	47,037	258,908	84,056	1974	10/2006
Three Parkway	Philadelphia, PA	—	7,905	69,033	19,254	96,192	34,229	1970	10/2006
One & Two Eldridge Place	Houston, TX	—	6,605	89,506	21,238	117,349	45,269	1984/86	12/2006
Centreport Office Center	Ft. Worth, TX	—	3,175	12,917	(6,080)	10,012	3,445	1999	06/2007
111 Woodcrest	Cherry Hill, NJ	—	1,000	5,417	(853)	5,564	1,882	1964	11/2007
Fifth Third Center	Columbus, OH	48,177	3,500	54,242	(20,264)	37,478	5,993	1928	12/2007
Forum Office Park	Louisville, KY	—	6,811	32,548	9,438	48,797	15,876	1984	12/2007
Eisenhower I	Tampa, FL	—	2,602	25,054	9,731	37,387	13,275	1998	12/2007
Plaza at MetroCenter	Nashville, TN	—	3,341	35,333	(2,224)	36,450	8,611	1985	12/2007
Loop Central	Houston, TX	—	11,653	86,587	18,529	116,769	40,835	1980-1982	12/2007
500 E. Pratt	Baltimore, MD	58,800	—	66,390	5,647	72,037	25,979	2004	12/2007
One BriarLake Plaza	Houston, TX	93,154	9,602	119,660	12,653	141,915	44,891	2000	09/2008
Two BriarLake Plaza	Houston, TX	—	2,446	81,748	1,211	85,405	6,549	2014	12/2009
Three Eldridge Place	Houston ,TX	—	3,090	62,181	8,392	73,663	23,481	2009	12/2006- 11/2009
5950 Sherry Lane	Dallas, TX	—	10,002	50,876	5,824	66,702	5,338	1999	12/2014
Third + Shoal	Austin., TX	—	—	1,350	12,650	14,000	—	N/A	06/2015
Domain 3	Austin, TX	—	6,781	32,923	194	39,898	1,865	1975/2001	07/2015
Domain 4	Austin, TX	—	5,988	24,401	3,746	34,135	1,386	1968/2001	07/2015
Land held for development	Plano, TX	—	6,380	—	1,144	7,524	—	N/A	06/2015
Land held for development	Austin, TX	—	38,679	—	2,624	41,303	—	N/A	07/2015
Totals (4)		$200,131	$189,518	$1,395,448	$200,748	$1,785,714	$535,516
____________
Generally, each of our properties is an office building with a depreciable life of 25 years.

(1)    Includes land and land held for development.
(2)    Includes adjustments to basis, such as impairment losses.
(3)    The aggregate cost for federal income tax purposes is approximately $1.8 billion.
(4)    Excludes balances related to real estate held for sale as of December 31, 2016.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Real Estate:
Balance at beginning of the year	$2,139,712	$2,326,195	$2,624,160
Acquisitions/improvements	64,721	184,326	160,435
Assets disposed/written-off	(418,719)	(370,809)	(458,400)
Balance at end of the year	$1,785,714	$2,139,712	$2,326,195
Accumulated depreciation:
Balance at beginning of the year	$566,464	$557,429	$586,585
Depreciation expense	90,682	99,131	112,394
Assets disposed/written-off	(121,630)	(90,096)	(141,550)
Balance at end of the year	$535,516	$566,464	$557,429

*****

EXHIBIT INDEX

Exhibit Number	Description
3.1	Ninth Articles of Amendment and Restatement (previously filed and incorporated by reference to Form 8-K filed on June 28, 2011)
3.2	Articles Supplementary (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)
3.3	Articles of Amendment of the Company (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
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

10.6	Form of Restricted Stock Award Agreement under the Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 10-K filed on March 7, 2013)
10.7	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
10.8	TIER REIT, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 18, 2015)
10.9	First Amendment to TIER REIT, Inc. 2015 Equity Incentive Plan (filed herewith)
10.10
Form of Restricted Stock Unit Award Agreement for officers and non-employee directors with respect to time-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on December 3, 2015)

10.11	Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (filed herewith)
10.12
Form of Restricted Stock Unit Award Agreement for non-employee directors with respect to time-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on December 3, 2015)

10.13	Form of Restricted Stock Award Agreement under the TIER REIT, Inc. 2015 Equity Incentive Plan (filed herewith)
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

Exhibit Number	Description

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

10.18	Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (filed herewith)
10.19
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

10.22	Third Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (filed herewith)
10.23
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.24
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.25
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.26
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.27	Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (filed herewith)
10.28
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.29
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.30
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.31
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.32	Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (filed herewith)
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

Exhibit Number	Description
10.37
Fourth Amendment to Employment Agreement, effective as of January 26, 2016, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on January 26, 2016)

10.38	Fifth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (filed herewith)
10.39
First Amendment to Amended and Restated Credit Agreement, dated as of July 20, 2015, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; certain subsidiaries of TIER REIT, Inc. as signatory thereto; and Wells Fargo Bank National Association as Administrative Agent (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.40
Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; the Financial Institutions party thereto and their assignees as Lenders; Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent; and U.S. Bank National Association and Fifth Third Bank as Co-Documentation Agents (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.41
Amended and Restated Guaranty, dated as of June 30, 2015, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto in favor of Wells Fargo Bank, National Association in its capacity as Administrative Agent for the Lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.42
Increase and Second Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2016, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; and Wells Fargo Bank, National Association as Administrative Agent (previously filed and incorporated by reference to Form 10-Q filed on May 9, 2016)

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedules.

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