Form 10-Q
period 2017-03-31
TIER REIT INC
filed 2017-05-10
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2017, TIER REIT, Inc. had 47,801,968 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended March 31, 2017

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Real estate
Land	$142,776	$143,537
Land held for development	45,059	45,059
Buildings and improvements, net	1,076,701	1,043,641
Real estate under development	5,974	17,961
Total real estate	1,270,510	1,250,198
Cash and cash equivalents	55,215	14,884
Restricted cash	7,685	7,509
Accounts receivable, net	60,996	71,459
Prepaid expenses and other assets	18,163	25,305
Investments in unconsolidated entities	40,421	76,813
Deferred financing fees, net	2,442	2,395
Lease intangibles, net	71,740	61,844
Other intangible assets, net	1,876	9,787
Assets associated with real estate held for sale	32,375	32,346
Total assets	$1,561,423	$1,552,540
Liabilities and equity
Liabilities
Notes payable, net	$773,905	$826,783
Accounts payable and accrued liabilities	51,813	74,458
Acquired below-market leases, net	15,252	6,886
Distributions payable	—	8,601
Other liabilities	7,762	14,353
Obligations associated with real estate held for sale	970	943
Total liabilities	849,702	932,024
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized at March 31, 2017, and December 31, 2016, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,525,725 and 47,473,218 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	5	5
Additional paid-in capital	2,607,071	2,606,098
Cumulative distributions and net loss attributable to common stockholders	(1,897,240)	(1,986,515)
Accumulated other comprehensive income (loss)	1,026	(1,042)
Stockholders’ equity	710,862	618,546
Noncontrolling interests	859	1,970
Total equity	711,721	620,516
Total liabilities and equity	$1,561,423	$1,552,540

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Rental revenue	$56,363	$68,478
Expenses
Property operating expenses	14,690	20,485
Interest expense	8,780	12,240
Real estate taxes	8,560	11,064
Property management fees	60	284
Asset impairment losses	—	4,826
General and administrative	5,707	6,504
Depreciation and amortization	24,529	32,044
Total expenses	62,326	87,447
Interest and other income	318	274
Loss on early extinguishment of debt	(545)	—
Loss before income taxes, equity in operations of investments, and gains	(6,190)	(18,695)
Provision for income taxes	(244)	(182)
Equity in operations of investments	(256)	415
Loss before gains	(6,690)	(18,462)
Gain on sale of assets	90,750	5,739
Gain on remeasurement of investment in unconsolidated entities	14,168	—
Net income (loss)	98,228	(12,723)
Noncontrolling interests	(57)	16
Net income (loss) attributable to common stockholders	$98,171	$(12,707)
Basic weighted average common shares outstanding	47,510,915	47,389,591
Diluted weighted average common shares outstanding	47,806,069	47,389,591

Basic income (loss) per common share	$2.05	$(0.27)
Diluted income (loss) per common share	$2.04	$(0.27)

Distributions declared per common share	$0.18	$0.18

Comprehensive income (loss):
Net income (loss)	$98,228	$(12,723)
Other comprehensive income (loss): unrealized income (loss) on interest rate derivatives	2,069	(12,880)
Comprehensive income (loss)	100,297	(25,603)
Comprehensive (income) loss attributable to noncontrolling interests	(58)	24
Comprehensive income (loss) attributable to common stockholders	$100,239	$(25,579)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Three months ended March 31, 2017
Balance at January 1, 2017	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017 (as restated)	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	98,171	—	57	98,228
Unrealized gain on interest rate derivatives	—	—	—	—	2,068	1	2,069
Share based compensation, net	53	—	683	—	—	(102)	581
Contributions by noncontrolling interest	—	—	—	—	—	438	438
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(8,606)	—	—	(8,606)
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at March 31, 2017	47,526	$5	$2,607,071	$(1,897,240)	$1,026	$859	$711,721

Three months ended March 31, 2016
Balance at January 1, 2016	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(12,707)	—	(16)	(12,723)
Unrealized loss on interest rate derivatives	—	—	—	—	(12,872)	(8)	(12,880)
Share based compensation, net	43	—	671	—	—	69	740
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(8,594)	—	—	(8,594)
Noncontrolling interests	—	—	—	—	—	(6)	(6)
Cancellation of Series A Convertible Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at March 31, 2016	47,405	$5	$2,603,564	$(1,944,022)	$(16,732)	$1,541	$644,356

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income (loss)	$98,228	$(12,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Asset impairment losses	—	4,826
Gain on sale of assets	(90,750)	(5,739)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Loss on early extinguishment of debt	109	—
Hedge ineffectiveness expense from derivatives	30	—
Amortization of restricted shares and units	910	994
Depreciation and amortization	24,529	32,044
Amortization of lease intangibles	(246)	(755)
Amortization of above- and below-market rent	(908)	(1,348)
Amortization of deferred financing costs	812	739
Equity in operations of investments	256	(415)
Ownership portion of management and construction management fees from unconsolidated companies	18	126
Distributions from investments	3,325	300
Change in accounts receivable	(1,135)	(3,697)
Change in prepaid expenses and other assets	336	510
Change in lease commissions	(2,752)	(2,881)
Change in other lease intangibles	(335)	(582)
Change in accounts payable and accrued liabilities	(20,560)	(16,519)
Change in other liabilities	(194)	(815)
Change in payables to related parties	—	(4)
Cash used in operating activities	(2,495)	(5,939)

Cash flows from investing activities
Escrow deposits	(3,000)	—
Return of investments	1,451	745
Purchases of real estate	(39,363)	—
Investments in unconsolidated entities	(4,384)	(1,759)
Capital expenditures for real estate	(10,146)	(9,166)
Capital expenditures for real estate under development	(12,079)	(1,470)
Proceeds from sales of assets	261,578	61,214
Change in payables to related parties	—	6
Cash provided by investing activities	194,057	49,570

Cash flows from financing activities
Financing costs	(1,221)	(746)
Proceeds from notes payable	125,000	73,000
Payments on notes payable	(257,731)	(111,708)
Transfer of common stock	(329)	(253)
Distributions paid to common stockholders	(17,200)	(8,578)
Distributions paid to noncontrolling interests	(12)	(18)
Contributions from noncontrolling interests	438	—
Cash used in financing activities	(151,055)	(48,303)

Net change in cash, cash equivalents, and restricted cash	40,507	(4,672)
Cash, cash equivalents, and restricted cash at beginning of period	22,393	22,960
Cash, cash equivalents, and restricted cash at end of period	$62,900	$18,288

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a publicly traded (NYSE: TIER), self-managed, Dallas-based real estate investment trust focused on owning quality, well-managed commercial office properties in dynamic markets throughout the U.S. As used herein, “TIER REIT,” the “Company,” “we,” “us,” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires.

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of March 31, 2017, we owned interests in 25 operating office properties, one non-operating property, and two development properties, located in 10 markets throughout the United States.

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

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 13, 2017.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2017, and December 31, 2016, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended March 31, 2017 and 2016, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2017, and December 31, 2016, and our results of operations and our cash flows for the periods ended March 31, 2017 and 2016.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Reclassification

Certain amounts previously reflected in the prior year condensed consolidated statement of cash flows have been reclassified to conform to our 2017 presentation.  The March 31, 2016, condensed consolidated statement of cash flows reflects within the operating section the single line “change in accounts payable and accrued liabilities” that was previously presented on two lines “change in accounts payable” (approximately $3,000) and “change in accrued liabilities” (approximately $16.5 million).  These reclassifications had no effect on the previously reported total liabilities or cash used in operating activities.

Summary of Significant Accounting Policies

Described below are certain of our significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q pursuant to the rules and regulations of the SEC. Please see our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for a complete listing of our significant accounting policies.

Real Estate

As of March 31, 2017, and December 31, 2016, the cost basis and accumulated depreciation and amortization related to our consolidated depreciable real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of March 31, 2017
Cost	$1,570,495	$137,283	$5,004	$(47,595)
Less: accumulated depreciation and amortization	(493,794)	(66,321)	(4,226)	32,343
Net	$1,076,701	$70,962	$778	$(15,252)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2016
Cost	$1,579,157	$131,618	$5,005	$(42,537)
Less: accumulated depreciation and amortization	(535,516)	(70,672)	(4,107)	35,651
Net	$1,043,641	$60,946	$898	$(6,886)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2017 to an ending date of February 2026.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

April 2017 - December 2017	$2,118
2018	$2,196
2019	$2,213
2020	$2,320
2021	$1,984

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset

Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. We had no impairment charges for the three months ended March 31, 2017. For the three months ended March 31, 2016, we recorded non-cash impairment charges totaling approximately $4.8 million related to the impairment of consolidated real estate assets, primarily related to assets assessed for impairment due to a change in management’s estimate of the intended hold periods.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the three months ended March 31, 2017 and 2016.

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

Cash, Cash Equivalents and Restricted Cash

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents. Restricted cash includes restricted money market accounts, as required by our lenders or by leases, for anticipated tenant improvements, property taxes and insurance, and certain tenant security deposits for our consolidated properties.

We early adopted new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changes the presentation of our statements of cash flows and related disclosures for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$55,215	$5,532
Restricted cash	7,685	12,756
Total cash, cash equivalents, and restricted cash	$62,900	$18,288

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Straight-line rental revenue receivable	$57,871	$68,287
Tenant receivables	3,681	5,047
Non-tenant receivables	935	691
Allowance for doubtful accounts	(1,491)	(2,566)
Total	$60,996	$71,459

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

Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of our noncontrolling interests in properties. We account for these investments using the equity method of accounting in accordance with GAAP. We use the equity method of accounting when we have significant influence, but not control, of the operating and financial decisions of these investments and thereby have some responsibility to create a return on our investment. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions). To the extent that we contribute assets to an unconsolidated entity, our investment in the unconsolidated entity is recorded at our cost basis in the assets that were contributed to the entity. To the extent that our cost basis is different than the basis reflected at the entity level, the basis difference is generally amortized over the life of the related asset and included in our share of equity in operations of investments.

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the three months ended March 31, 2017 and 2016, we capitalized interest expense of approximately $0.4 million and $0.1 million, respectively, for unconsolidated entities with properties under development, which are included in our investments from unconsolidated entities on our condensed consolidated balance sheets.

 Other Intangible Assets, net

Other intangible assets consist of below-market ground leases on properties where a third party owns and has leased the underlying land to us. As of March 31, 2017, and December 31, 2016, the cost basis and accumulated amortization related to our consolidated other intangible assets were as follows (in thousands):

	March 31, 2017	December 31, 2016
Cost	$2,978	$11,277
Less: accumulated amortization	(1,102)	(1,490)
Net	$1,876	$9,787

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended March 31, 2017 and 2016, was approximately $1.8 million and $2.5 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended March 31, 2017 and 2016, was approximately $0.6 million and $1.0 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2017 and 2016, was approximately $0.9 million and $1.3 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended March 31, 2017 and 2016, we recognized lease termination fees of approximately $0.1 million and $0.6 million, respectively.

3.            New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued guidance which affects accounting for certain aspects of share-based payments for employees. The guidance requires income statement recognition of income tax effects of the awards when the awards vest or are settled. The guidance also changes the employer’s accounting for forfeitures as well as for an employee’s use of shares to satisfy their income tax withholding obligations. We have elected to recognize forfeitures as they occur. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We adopted this guidance using the modified retrospective approach on January 1, 2017, and recorded a cumulative-effect adjustment of approximately $0.3 million to retained earnings to recognize forfeitures as they occur.
In March 2016, the FASB issued amended guidance which simplifies the accounting for equity method investments by removing the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendment requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance on January 1, 2017, did not have a material impact on our financial statements or disclosures.
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
In February 2017, the FASB issued updated guidance that clarifies the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

4.           Real Estate Activities

Sales of Real Estate
On January 18, 2017, we sold our Buena Vista Plaza property for a contract sales price of $52.5 million, resulting in proceeds from sale of approximately $47.5 million. Buena Vista Plaza is located in Burbank, California, and contains 115,000 rentable square feet.
On March 1, 2017, we sold our Three Parkway property for a contract sales price of $95.0 million, resulting in proceeds from sale of approximately $91.9 million. Three Parkway is located in Philadelphia, Pennsylvania, and contains 561,000 rentable square feet.
On March 13, 2017, we sold our Eisenhower I property for a contract sales price of $31.4 million, resulting in proceeds from sale of approximately $30.8 million. Eisenhower I is located in Tampa, Florida, and contains 130,000 rentable square feet. We may be entitled to receive an additional $3.0 million subject to certain future events.
On March 31, 2017, we sold a 50% interest in our 95% interest in the Third + Shoal development property for a contract sales price of approximately $15.0 million, resulting in proceeds from sale of approximately $14.6 million. Third + Shoal is located in Austin, Texas, and is expected to contain approximately 345,000 rentable square feet when completed.

Properties that have been sold contributed income of approximately $0.4 million and loss of approximately $5.2 million to our net income (loss) for the three months ended March 31, 2017 and 2016, respectively. These amounts exclude any gains on the sales of these properties.

Acquisitions of Real Estate
On January 4, 2017, we acquired the remaining 50.16% interest in Domain Junction LLC, the entity that owns Domain 2 and Domain 7, increasing our ownership interest in these properties to 100%, for a combined contract purchase price of $51.2 million plus assumed debt of approximately $40.1 million. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $14.2 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the properties, and include lease intangible assets of approximately $16.6 million and acquired below-market leases of approximately $9.4 million. The estimated remaining average useful lives for these acquired lease intangibles range from an ending date of December 2022 to an ending date of February 2026.

Real Estate Held for Sale

As of March 31, 2017, and December 31, 2016, four of our properties (One Oxmoor Place, Steeplechase Place, Lakeview, and Hunnington) were held for sale. The major classes of assets and obligations associated with real estate held for sale as of March 31, 2017, and December 31, 2016, are as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$5,481	$5,481
Buildings and improvements, net of approximately $11.8 million in accumulated depreciation	24,848	24,837
Accounts receivable and other assets	657	665
Lease intangibles, net of approximately $2.1 million in accumulated amortization	1,389	1,363
Assets associated with real estate held for sale	$32,375	$32,346

Acquired below-market leases, net of approximately $0.2 million in accumulated amortization	$39	$44
Other liabilities	931	899
Obligations associated with real estate held for sale	$970	$943

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the three months ended March 31, 2017, we capitalized a total of approximately $2.2 million, including approximately $0.3 million in interest. For the three months ended March 31,

2016, we capitalized a total of approximately $1.4 million, which included no capitalized interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of March 31, 2017, and December 31, 2016 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Domain Junction LLC (1)	Domain 2 & Domain 7	100.00%	49.84%	$—	$9,770
Domain Junction 8 Venture LLC (2)(3)	Domain 8	50.00%	50.00%	18,211	18,093
TR 208 Nueces Member, LLC (4)	Third + Shoal	47.50%	95.00%	18,004	—
COLDC 54 Holdings, LLC (3)(5)	Colorado Building	10.00%	10.00%	531	711
GSTDC 72 Holdings, LLC (3)(5)	1325 G Street	10.00%	10.00%	3,675	3,719
1301 Chestnut Associates, L.P. (6)	Wanamaker Building	1.10%	60.00%	—	44,520
Total (7)		`		$40,421	$76,813
_________________

(1)	On January 4, 2017, we acquired our unrelated third party’s 50.16% interest in Domain Junction LLC increasing our ownership interest to 100%, and these properties were consolidated.

(2)	All major decisions for this entity are made by the other owner.

(3)
We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment. At March 31, 2017, these VIEs have total assets of approximately $274.4 million and total liabilities of approximately $184.4 million.

(4)	On March 31, 2017, we sold a 50% interest in the entity that owns a 95% interest in Third + Shoal, resulting in this property being deconsolidated as control of this property is now shared.

(5)	On April 27, 2017, the Colorado Building and 1325 G Street were sold (at 100%) for a combined contract sales price of $259.0 million.

(6)
On January 17, 2017, we sold substantially all of our noncontrolling investment in 1301 Chestnut Associates, L.P. At March 31, 2017, our remaining 1.1% interest is accounted for using the cost method and is included in “prepaid expenses and other assets” on our condensed consolidated balance sheet.

(7)
Our investment in unconsolidated entities includes basis adjustments that total approximately $6.0 million. This amount represents the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership. For the three months ended March 31, 2017 and 2016, we recorded a loss of approximately $0.3 million and income of approximately $0.4 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

7.          Notes Payable

Our notes payable, net were approximately $773.9 million as of March 31, 2017. Approximately $206.4 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $288.4 million as of March 31, 2017. As of March 31, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $130.0 million. As of March 31, 2017, the stated annual interest rates on our outstanding debt, ranged from approximately 2.48% to 6.09%. As of March 31, 2017, the effective weighted average interest rate for our consolidated debt is approximately 3.71%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.02% as of March 31, 2017, for our consolidated debt and an increase in interest expense for the three months ended March 31, 2017, of approximately $0.6 million. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.7 million as of March 31, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf. As of March 31, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Excluding debt already matured as detailed above, our outstanding consolidated debt has maturity dates that range from April 2019 to June 2022. The following table provides information regarding the timing of principal payments of our notes payable, net as of March 31, 2017 (in thousands):

Principal payments due in:
April 2017 - December 2017	$49,224
2018	1,501
2019	381,589
2020	1,670
2021	72,416
Thereafter	275,000
Less: unamortized debt issuance costs (1)	(7,495)
Notes payable, net	$773,905
________________

(1)
Excludes approximately $2.4 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and no borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $177.1 million under the facility as a whole. As of March 31, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.38%.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2017, and December 31, 2016 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
March 31, 2017
Derivative financial instruments:
Assets	$2,193	$—	$2,193	$—
Liabilities	$(624)	$—	$(624)	$—

December 31, 2016
Derivative financial instruments:
Assets	$1,182	$—	$1,182	$—
Liabilities	$(1,652)	$—	$(1,652)	$—

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2017, and December 31, 2016, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, distributions payable, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of March 31, 2017, and December 31, 2016, are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$781,400	$786,182	$834,131	$837,878
Less: unamortized debt issuance costs	(7,495)		(7,348)
Notes payable, net	$773,905		$826,783

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2017. The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2017, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of March 31, 2017, and December 31, 2016 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Interest rate swaps	$2,193	$1,182	$(624)	$(1,652)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives (effective portion)
	Three Months Ended
	March 31, 2017	March 31, 2016
Interest rate swaps	$2,069	$(12,880)

	Amount reclassified from OCI into income (effective portion)
	Three Months Ended
Location	March 31, 2017	March 31, 2016
Interest expense (1)	$1,246	$1,722
______________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

	Three Months Ended
Location	March 31, 2017	March 31, 2016
Interest expense (1)	$30	$—
_____________

(1)
Represents the portion of the change in fair value of our interest rate swaps attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $2.6 million will be reclassified as an increase to interest expense.

We have agreements with our derivative counterparties that contain provisions where if we default on any of our indebtedness for at least 30 days, during which time such default has not been remedied, and in all cases provided that the aggregate amount of all such defaults is not less than $10.0 million for recourse debt or $75.0 million for non-recourse debt, then we could also be declared in default on our derivative obligations.

As of March 31, 2017, we had not been declared in default on any of our derivative obligations. As of March 31, 2017, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.6 million.  As of March 31, 2017, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at March 31, 2017, we could have been required to settle our obligations under the agreements at the termination value of approximately $0.6 million.

10.          Commitments and Contingencies

As of March 31, 2017, we had commitments of approximately $22.9 million for future tenant improvements and leasing commissions.

We have employment agreements with five of our executive officers.  The term of each employment agreement ends on February 10, 2020, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of March 31, 2017, we would have recognized approximately $13.7 million in related compensation expense.

11.          Equity

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

Stock Plans

Our 2015 Equity Incentive Plan allows for, and our 2005 Incentive Award Plan allowed for, equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Stock options. As of March 31, 2017 and 2016, we had outstanding options held by our independent directors to purchase 8,330 and 12,495 shares of our common stock, respectively, at a weighted average exercise price of approximately $40.13 per share. These options are all fully vested and have expiration dates that range from July 2018 to June 2022.

Restricted stock units. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from June 2017 to December 2020. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	39,255	$16.45	28,705	$18.29
Issued	1,917	$18.27	1,695	$14.75
Converted	(12,966)	$14.78	—	$—
Outstanding at the end of the period (1)	28,206	$17.34	30,400	$18.09
_____________
(1) As of March 31, 2017, 9,709 RSUs held by our independent directors are vested.

On January 26, 2016, 111,063 RSUs were issued to employees with a grant price of $15.26 per unit. On January 23, 2017, 93,455 RSUs were issued to employees with a grant price of $18.17 per unit. These units vest on December 31, 2018, and December 31, 2019, respectively, at which time they will be converted into a number of shares of common stock, which could range from zero shares to 222,126 shares at December 31, 2018, and zero shares to 186,910 shares at December 31, 2019. The actual number of shares of common stock issued will be based on our annualized total stockholder return (“TSR”) percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the NAREIT Office Index (unweighted), and the TSR of a select group of peer companies. Expense is measured at the grant date, based on the estimated fair value of the award ($19.18 per unit for the 2016 grants and $20.95 per unit for the 2017 grants) as determined by a Monte Carlo simulation-based model using the assumptions outlined in the table below. Any forfeitures of awards are recognized as they occur.

Assumption	Value
Expected volatility	24%-26%
Risk-free interest rate	1.15%-1.53%
Expected term	35 months
Expected dividend yield	3.7%-4.5%
Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from December 2017 to December 2019. Compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of shares of restricted stock outstanding as of March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	246,805	$20.74	281,905	$22.46
Issued	100,170	$18.17	119,523	$15.19
Forfeiture	(13,179)	$16.92	(8,406)	$19.98
Restrictions lapsed	(57,553)	$25.64	(59,673)	$25.64
Outstanding at the end of the period	276,243	$18.97	333,349	$19.34

For the three months ended March 31, 2017 and 2016, we recognized a total of approximately $0.9 million and $1.0 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of March 31, 2017, the total remaining compensation cost on unvested awards was approximately $6.1 million, with a weighted average remaining contractual life of approximately 1.7 years.

12.    Net Income (Loss) per Common Share

Net income (loss) per common share is calculated using the two-class method, which requires the allocation of undistributed net income between common and participating stockholders. All outstanding restricted stock awards containing rights to non-forfeitable distributions are considered participating securities for this calculation. In periods of net loss from continuing operations, no loss is allocated to participating securities because our participating securities do not have a contractual obligation to share in our losses. The following table reflects the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income (loss) attributable to common stockholders	$98,171	$(12,707)
Less: net income allocated to participating securities	(582)	—
Numerator for basic net income (loss) per share	$97,589	$(12,707)
Add: undistributed net income allocated to participating securities	530	—
Less: undistributed net income re-allocated to participating securities	(527)	—
Numerator for diluted net income (loss) per share	$97,592	$(12,707)

Denominator:
Weighted average common shares outstanding - basic	47,511	47,390
Effect of dilutive securities	295	—
Weighted average common shares outstanding - diluted	47,806	47,390

Basic net income (loss) per common share	$2.05	$(0.27)
Diluted net income (loss) per common share	$2.04	$(0.27)

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	37	369

13.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest paid, net of amounts capitalized	$6,782	$9,665
Income taxes paid	$3	$85

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$6,176	$7,368
Development reimbursements in accounts receivable	$—	$958
Liabilities assumed through the purchase of real estate	$3,267	$—
Escrow deposit applied to purchase of real estate	$10,000	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$13,804	$—
Acquisition of controlling interest in unconsolidated entity	$9,770	$—

Non-cash financing activities:
Cancellation of Series A Convertible Preferred Stock	$—	$2,700
Mortgage note assumed (1)	$80,000	$—
Financing costs in accounts payable and accrued liabilities	$10	$81
Unrealized gain on interest rate derivatives	$2,069	$—
Unrealized loss on interest rate derivatives	$—	$12,880
Accrual for distributions declared	$—	$8,600
 _________________
(1) The approximately $80.0 million mortgage note assumed includes approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties during the three months ended March 31, 2017, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in these properties. The properties were consolidated during the three months ended March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us,” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to acquire or sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders, and other matters.  Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “objectives,” “strategies,” “opportunities,” “goals,” “vision,” “mission,” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 13, 2017, and the factors described below:

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

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes to our critical accounting policies since December 31, 2016.
Overview
As of March 31, 2017, we owned interests in 25 operating office properties with approximately 7.9 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and two development properties that will consist of approximately 636,000 rentable square feet. Our properties are located in 10 markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).  The operations of properties sold in 2017 and 2016 are included in our continuing operations for our period of ownership.
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

2017 Key Objectives
We have substantially completed the strengthening phase of our strategic plan, which has been our focus for the past two years, and have begun the recycling phase, which will reallocate our capital and efforts from properties outside our target growth markets to new opportunities inside them. Through prudent development and strategic acquisitions, we will seek to increase our influence and concentration within TIER1 submarkets, enhance the overall quality and reduce the average age of our portfolio, and position the Company for growth, which we are beginning to see with the pre-leasing of our Domain 8 development property.

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

Substantially Complete Portfolio Repositioning While Balancing Market Concentration
Provided capital market conditions remain advantageous, during 2017, we will work to exit four or more non-target markets yielding between $400 million and $500 million of proceeds that will be allocated to highly-selective strategic investment opportunities. Exiting these properties will allow us to substantially complete our portfolio repositioning and provide capital to reinvest into our target markets. In the first quarter of 2017, we exited three non-target markets and generated gross proceeds of approximately $293.2 million from the sales of four properties: Buena Vista Plaza in Burbank, California; the Wanamaker Building and Three Parkway in Philadelphia, Pennsylvania; and Eisenhower I in Tampa, Florida. Subsequent to quarter end, we exited a fourth non-target market when 1325 G Street and the Colorado Building (two properties located in Washington, D.C. in which we owned a 10% interest) were sold, generating approximately $25.9 million gross proceeds to us.

We will seek to invest between $100 million and $225 million in target growth markets through a combination of prudent development and our strategic acquisition efforts in 2017. In the first quarter of 2017, we acquired an unrelated third party’s 50.16% interest in Domain 2 and Domain 7 in Austin, Texas, for a contract purchase price of approximately $51.2 million plus assumed debt of approximately $40.1 million. We have also continued the execution of our build-to-core development program, with the start of development of Third + Shoal, located in the CBD of Austin, Texas, which is strategically located within our TIER1 submarkets. Finally, we will remain disciplined as we seek to acquire additional properties that specifically align with our strategy, provide a competitive edge within TIER1 submarkets, and demonstrate a clear path to long-term value creation for our stockholders.

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

Maintain Portfolio Occupancy Despite Known Challenges in the Houston Market
We are focused on maintaining occupancy across our portfolio despite upcoming known tenant vacancies in our Houston portfolio. The leasing environment remains strong in the majority of our markets, though risks exist in the following areas: (1) the pending known tenant move-out of approximately 83,000 square feet in our properties located in the energy corridor of Houston, Texas; and (2) general exposure to the Houston market that continues to be hampered by low oil prices, recent office deliveries, and sublease space. Despite the downside exposure from the known upcoming tenant vacancies in Houston, and the Houston market generally, we estimate the total portfolio should be between 88% and 90% occupied as of December 31, 2017. As of March 31, 2017, the total portfolio was 90.2% occupied.
The following table sets forth information regarding our leasing activity for the three months ended March 31, 2017:

Three months ended March 31, 2017	Renewal	Expansion	New	Total
Square feet leased	219,000	3,000	59,000	281,000
Weighted average lease term (in years)	11.2	9.9	11.0	11.1
Increase in weighted average net rental rates per square foot per year (1)	$2.24	$0.15	$6.28	$2.82
% increase in weighted average net rental rates per square foot per year	19%	1%	37%	22%
Leasing cost per square foot per year (2)	$3.22	$3.73	$7.40	$4.09
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

Continue Our Robust Investor Relations Program
We believe our best-in-class, Class A office portfolio, focused investment strategy, in-house expertise, and opportunity to generate significant value through our reinvestment efforts in build-to-core developments and strategic acquisitions are attractive to institutional investors and differentiate us from other office REITs. To this end, we will continue a robust investor relations program that will communicate our strategy to a broad audience of institutional investors.
Results of Operations
The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold and acquired in 2017 and 2016 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared and excludes properties held for sale.
Three months ended March 31, 2017, as compared to the three months ended March 31, 2016
Rental Revenue.  Rental revenue for the three months ended March 31, 2017, was approximately $56.4 million as compared to approximately $68.5 million for the three months ended March 31, 2016, a $12.1 million decrease. Our non-same store properties had a decrease of approximately $10.6 million in rental revenue primarily due to a decrease of approximately $14.1 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $3.8 million from acquired properties. Our same store properties had a decrease of approximately $1.5 million, primarily as a result of a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.7 million and a decrease in lease termination fee income of approximately $0.5 million.
Property Operating Expenses. Property operating expenses for the three months ended March 31, 2017, were approximately $14.7 million as compared to approximately $20.5 million for the three months ended March 31, 2016, a $5.8 million decrease. Our non-same store properties had a decrease of approximately $5.4 million primarily due to a decrease of approximately $5.6 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $0.6 million from acquired properties. Our same store properties had a decrease of approximately $0.4 million, primarily due to lower utilities expense and lower repairs and maintenance expense.
Interest Expense.  Interest expense for the three months ended March 31, 2017, was approximately $8.8 million as compared to approximately $12.2 million for the three months ended March 31, 2016, and was comprised of interest expense, and amortization of deferred financing fees. The $3.4 million decrease was primarily due to lower overall borrowings which reduced our interest expense by approximately $3.2 million and increased capitalized interest which reduced our interest expense by approximately $0.5 million.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended March 31, 2017, were approximately $8.6 million as compared to approximately $11.1 million for the three months ended March 31, 2016, a $2.5 million decrease. Our non-same store properties had a decrease of approximately $2.0 million primarily due to a decrease of $2.6 million from the sale (or held for sale classification) of properties, partially offset by increases of approximately $0.6 million from acquired properties. Our same store properties had a decrease of approximately $0.5 million primarily due to higher estimates of assessed values in certain markets in 2016 and increased tax refunds received in 2017.
Asset Impairment Losses. We had no asset impairment losses for the three months ended March 31, 2017. We had $4.8 million in asset impairment losses for the three months ended March 31, 2016, related to an asset assessed for impairment primarily due to a change in management’s estimate of the intended hold period.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2017, were approximately $5.7 million as compared to approximately $6.5 million for the three months ended March 31, 2016, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $0.8 million decrease is primarily due to reduced payroll costs.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2017, was approximately $24.5 million as compared to approximately $32.0 million for the three months ended March 31, 2016, a $7.5 million decrease. Our non-same store properties had a decrease of approximately $4.3 million primarily due to a decrease of approximately $6.1 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $2.0 million from acquired properties. Our same store properties had a decrease of approximately $3.2 million primarily due to accelerated depreciation and amortization expense in 2016 as a result of early lease terminations.
Loss on Early Extinguishment of Debt. We had approximately $0.5 million in loss on early extinguishment of debt for the three months ended March 31, 2017, primarily comprised of prepayment penalty costs and write-off of deferred financing fees related to early payoffs of debt. We had no loss on extinguishment of debt for the three months ended March 31, 2016.
Equity in Operations of Investments. Equity in operations of investments for the three months ended March 31, 2017, was a loss of approximately $0.3 million as compared to income of approximately $0.4 million for the three months ended March 31, 2016, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.7 million decrease was primarily due to the sale of our investment in the Wanamaker Building.
Gain on Sale of Assets. We had approximately $90.8 million in gain on sale of assets for the three months ended March 31, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, and Three Parkway and the sale of our investment in the Wanamaker Building. We had approximately $5.7 million in gain on sale of assets for the three months ended March 31, 2016, primarily related to our sale of Lawson Commons.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the three months ended March 31, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value. We had no gain on remeasurement of investment in unconsolidated entities for the three months ended March 31, 2016.
Cash Flow Analysis
Three months ended March 31, 2017, as compared to the three months ended March 31, 2016
Cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2016, was approximately $5.9 million. The approximately $3.4 million decrease is primarily attributable to (1) approximately $4.1 million more cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; and (2) a decrease in cash paid for lease commissions and other lease intangibles of approximately $0.4 million; partially offset by (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $1.0 million more net cash outflows from working capital assets and liabilities in the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
Cash provided by investing activities for the three months ended March 31, 2017, was approximately $194.1 million and was primarily comprised of proceeds from the sale of assets of approximately $261.6 million and return of investments of approximately $1.5 million, partially offset by purchases of real estate of approximately $39.4 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $22.2 million, investments in unconsolidated entities of approximately $4.4 million, and escrow deposits for anticipated real estate purchases of approximately $3.0 million. Cash provided by investing activities for the three months ended March 31, 2016, was approximately $49.6 million and was primarily comprised of proceeds from the sale of assets of approximately $61.2 million, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $10.6 million, and investments in unconsolidated entities of approximately $1.8 million related to development activities at an unconsolidated property.
Cash used in financing activities for the three months ended March 31, 2017, was approximately $151.1 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $134.0 million and distributions of approximately $17.2 million. Cash used in financing activities for the three months ended March 31, 2016, was approximately $48.3 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $39.5 million and distributions of approximately $8.6 million.
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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three months ended March 31, 2017 and 2016, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items.

The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income (loss)	$98,228	$(12,723)
Noncontrolling interests	(57)	16
Net income (loss) attributable to common stockholders	98,171	(12,707)
Adjustments:
Real estate depreciation and amortization from consolidated properties	24,431	31,770
Real estate depreciation and amortization from unconsolidated properties	566	2,045
Real estate depreciation and amortization - noncontrolling interests	—	(6)
Impairment of depreciable real estate	—	4,826
Gain on sale of depreciable real estate	(90,750)	(5,739)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Taxes associated with sale of depreciable real estate	—	64
Noncontrolling interests	48	(21)
FFO attributable to common stockholders	18,298	20,232

Severance charges	—	493
Interest rate hedge ineffectiveness expense (1)	30	—
Loss on early extinguishment of debt	545	—
Default interest (2)	602	617
Noncontrolling interests	(1)	(1)
FFO attributable to common stockholders, excluding certain items	$19,474	$21,341
Weighted average common shares outstanding - basic	47,511	47,390
Weighted average common shares outstanding - diluted (3)	47,806	47,715
Net income (loss) per common share - diluted (3)	$2.04	$(0.27)
FFO per common share - diluted	$0.38	$0.42
FFO, excluding certain items, per common share - diluted	$0.41	$0.45
_____________
(1)    Interest rate swaps are adjusted to fair value through other comprehensive income (loss). However, because our interest rate swaps do not have a LIBOR floor while the hedged debt is subject to a LIBOR floor, the portion of the change in fair value of our interest rate swaps attributable to this mismatch is reclassified to interest rate hedge ineffectiveness expense.

(2)
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

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net loss for the three months ended March 31, 2017 and 2016 (in thousands). The same store properties for these comparisons consist of 21 operating properties and 7.0 million square feet. Our four held for sale properties have been excluded from our same store results below. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as unconsolidated and at their prior year ownership percentage of 49.84% in both periods.

	Three Months Ended
	March 31, 2017	March 31, 2016
Same Store Revenue:
Rental revenue	$46,546	$48,039
Less:
Lease termination fees	(128)	(589)
	46,418	47,450

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	12,008	12,447
Real estate taxes	7,453	7,956
Property management fees	9	56
Property Expenses	19,470	20,459
Same Store NOI - consolidated properties	26,948	26,991
Same Store NOI - unconsolidated properties (at ownership %)	1,557	820
Same Store NOI	$28,505	$27,811

Increase in Same Store NOI	2.5%

Same Store NOI - consolidated properties	$26,948	$26,991
Less:
Straight-line rent revenue adjustment	(1,722)	(1,768)
Amortization of above- and below-market rents, net	(703)	(1,401)
Same Store Cash NOI - consolidated properties	24,523	23,822
Same Store Cash NOI - unconsolidated properties (at ownership %)	1,311	590
Same Store Cash NOI	$25,834	$24,412

Increase in Same Store Cash NOI	5.8%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$98,228	$(12,723)
Adjustments:
Interest expense	8,780	12,240
Asset impairment losses	—	4,826
Tenant improvement demolition costs	81	64
General and administrative	5,707	6,504
Depreciation and amortization	24,529	32,044
Interest and other income	(318)	(274)
Loss on early extinguishment of debt	545	—
Provision for income taxes	244	182
Equity in operations of investments	256	(415)
Gain on sale of assets	(90,750)	(5,739)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Net operating income of non-same store properties	(6,058)	(9,129)
Lease termination fees	(128)	(589)
Same Store NOI of unconsolidated properties (at ownership %)	1,557	820
Same Store NOI	28,505	27,811
Straight-line rent revenue adjustment	(1,722)	(1,768)
Amortization of above- and below-market rents, net	(703)	(1,401)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(246)	(230)
Same Store Cash NOI	$25,834	$24,412

For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 23.
Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of approximately $55.2 million and restricted cash of approximately $7.7 million.  We also have a credit facility with a borrowing capacity of $860.0 million (as described in more detail below). As of March 31, 2017, we had approximately $575.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $177.1 million under the credit facility as a whole.

Our expected actual and potential short- and long-term liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, and proceeds from the sales of properties. We believe our listing on the NYSE in 2015 will facilitate supplementing these sources by selling equity or debt securities of the Company in the future if and when we believe appropriate to do so.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. During the three months ended March 31, 2017, we paid off approximately $73.4 million of mortgage debt before maturity. As of March 31, 2017, approximately $64.3 million of debt, including our share of debt at our unconsolidated properties, has matured or matures before the end of 2018. We expect to pay off this debt with cash provided by operating activities, proceeds from the dispositions of properties, borrowings under our credit facility, or other refinancings, although there can be no assurance regarding such repayment.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable, net were approximately $773.9 million as of March 31, 2017. Approximately $206.4 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $288.4 million as of March 31, 2017. As of March 31, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $130.0 million. As of March 31, 2017, the stated annual interest rates on our outstanding debt ranged from approximately 2.48% to 6.09%. As of March 31, 2017, the effective weighted average interest rate for our consolidated debt is approximately 3.71%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.02% as of March 31, 2017, for our consolidated debt and an increase in interest expense for the three months ended March 31, 2017, of approximately $0.6 million. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.7 million as of March 31, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf. As of March 31, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility, and our outstanding consolidated debt (excluding the default debt) had maturity dates that range from April 2019 to June 2022.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and no borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $177.1 million under the facility as a whole. As of March 31, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.38%.

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

Our board of directors reinstated quarterly cash distributions beginning in the second quarter of 2015, at $0.18 per share per quarter, and has authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter through January 2017. Beginning in the first quarter of 2017, distributions declared for each quarter are paid in the same quarter. We have paid distributions of approximately $17.2 million to our common stockholders thus far in 2017, which includes amounts declared in the fourth quarter of 2016. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of March 31, 2017, we had approximately $655.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.

A 100 basis point increase in interest rates on our variable rate debt outstanding as of March 31, 2017, would result in a net increase in total annual interest incurred of approximately $1.3 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of March 31, 2017, would result in a net decrease in total annual interest incurred of approximately $1.3 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates on our variable rate debt outstanding as of March 31, 2017, would result in a net increase in the fair value of our interest rate swaps of approximately $18.9 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of March 31, 2017, would result in a net decrease in the fair value of our interest rate swaps of approximately $19.8 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.

Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2017. These purchases represent shares of common stock surrendered by employees to us to satisfy such employees’ minimum tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2017	12,679	$18.30	not applicable	not applicable
February 2017	5,333	$18.18	not applicable	not applicable
March 2017	—	—	not applicable	not applicable
Total	18,012	$18.26

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

On May 10, 2017, the Board of Directors appointed James E. Sharp, the Company’s Chief Accounting Officer & Executive Vice President, as Executive Vice President - Capital Markets. In connection with Mr. Sharp’s appointment, the Board of Directors determined that, in addition to his current role as Chief Financial Officer and Treasurer, Dallas E. Lucas will also succeed Mr. Sharp as the Company’s principal accounting officer.
Prior to joining the Company in May 2014, Mr. Lucas, 54, served as chief financial officer of Intrawest ULC (“Intrawest”) from July 2012 to October 2013. Intrawest is a developer and operator of destination resorts. Prior to joining Intrawest, Mr. Lucas was a founding partner of Pacshore Partners, a Los Angeles-based real estate investment company. He also served as chief executive officer and president and as a director of Pacific Office Properties Trust, Inc., a publicly traded REIT, from September 2007 to August 2009. He served as executive vice president and chief financial officer of Maguire Properties, Inc., a publicly traded REIT, from July 2002 to March 2007, and he served as chief financial officer and vice president and as a director of NorthStar Capital Investment Corp. from August 1998 to July 2002. From December 1993 to August 1998, he served as senior vice president and chief financial officer of Crescent Real Estate Equities Inc., a publicly traded REIT. He began his career as an auditor with Arthur Andersen & Company in 1984 until joining Crescent in 1993. He received a bachelor of business administration degree in accounting from the University of Oklahoma.

Effective May 10, 2017, the Company and Tier OP entered into a Sixth Amendment to Employment Agreement with Mr. Sharp (the “Amendment”).  The Amendment adjusts Mr. Sharp’s base salary and the percentages for his target annual cash incentive compensation and target annual long-term incentive compensation.

The information set forth herein with respect to the Amendment does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.9 hereto and is incorporated into this Quarterly Report on Form 10-Q by reference.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIER REIT, INC.
Dated: May 10, 2017	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1
Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)

10.2	Form of Restricted Stock Award Agreement under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)
10.3	First Amendment to TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)
10.4
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)

10.5
Third Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)

10.6
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)

10.7
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)

10.8
Fifth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Annual Report on Form 10-K filed February 13, 2017)

10.9	Sixth Amendment to Employment Agreement, effective as of May 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (filed herewith)
10.10
Third Amendment to Amended and Restated Credit Agreement, dated as of March 17, 2017, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; and Wells Fargo Bank, National Association as Administrative Agent (filed herewith)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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