Form 10-Q
period 2017-06-30
TIER REIT INC
filed 2017-08-07
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of July 31, 2017, TIER REIT, Inc. had 47,843,037 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended June 30, 2017

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Real estate
Land	$141,010	$143,537
Land held for development	45,059	45,059
Buildings and improvements, net	1,145,496	1,043,641
Real estate under development	8,128	17,961
Total real estate	1,339,693	1,250,198
Cash and cash equivalents	28,763	14,884
Restricted cash	10,953	7,509
Accounts receivable, net	62,413	71,459
Prepaid expenses and other assets	16,399	25,305
Investments in unconsolidated entities	25,530	76,813
Deferred financing fees, net	2,089	2,395
Lease intangibles, net	93,090	61,844
Other intangible assets, net	1,846	9,787
Assets associated with real estate held for sale	—	32,346
Total assets	$1,580,776	$1,552,540
Liabilities and equity
Liabilities
Notes payable, net	$779,244	$826,783
Accounts payable and accrued liabilities	64,412	74,458
Acquired below-market leases, net	20,653	6,886
Distributions payable	—	8,601
Other liabilities	9,606	14,353
Obligations associated with real estate held for sale	—	943
Total liabilities	873,915	932,024
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized at June 30, 2017, and December 31, 2016, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,542,066 and 47,473,218 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	5	5
Additional paid-in capital	2,608,260	2,606,098
Cumulative distributions and net loss attributable to common stockholders	(1,901,820)	(1,986,515)
Accumulated other comprehensive loss	(274)	(1,042)
Stockholders’ equity	706,171	618,546
Noncontrolling interests	690	1,970
Total equity	706,861	620,516
Total liabilities and equity	$1,580,776	$1,552,540

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Rental revenue	$54,552	$64,267	$110,915	$132,745
Expenses
Property operating expenses	13,930	19,805	28,620	40,290
Interest expense	8,235	13,447	17,015	25,687
Real estate taxes	8,753	9,429	17,313	20,493
Property management fees	72	226	132	510
Asset impairment losses	—	—	—	4,826
General and administrative	5,626	5,820	11,333	12,324
Depreciation and amortization	22,652	30,797	47,181	62,841
Total expenses	59,268	79,524	121,594	166,971
Interest and other income	783	344	1,101	618
Loss on early extinguishment of debt	—	—	(545)	—
Loss before income taxes, equity in operations of investments, and gains	(3,933)	(14,913)	(10,123)	(33,608)
Benefit (provision) for income taxes	149	(281)	(95)	(463)
Equity in operations of investments	6,556	823	6,300	1,238
Income (loss) before gains	2,772	(14,371)	(3,918)	(32,833)
Gain on sale of assets	1,262	5,010	92,012	10,749
Gain on remeasurement of investment in unconsolidated entities	—	—	14,168	—
Net income (loss)	4,034	(9,361)	102,262	(22,084)
Noncontrolling interests	(3)	9	(60)	25
Net income (loss) attributable to common stockholders	$4,031	$(9,352)	$102,202	$(22,059)
Basic weighted average common shares outstanding	47,536,320	47,405,767	47,523,688	47,397,679
Diluted weighted average common shares outstanding	47,875,418	47,405,767	47,727,634	47,397,679

Basic income (loss) per common share	$0.08	$(0.20)	$2.14	$(0.47)
Diluted income (loss) per common share	$0.08	$(0.20)	$2.13	$(0.47)

Distributions declared per common share	$0.18	$0.18	$0.36	$0.36

Comprehensive income (loss):
Net income (loss)	$4,034	$(9,361)	$102,262	$(22,084)
Other comprehensive income (loss): unrealized income (loss) on interest rate derivatives	(1,301)	(2,532)	768	(15,412)
Comprehensive income (loss)	2,733	(11,893)	103,030	(37,496)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	11	(60)	35
Comprehensive income (loss) attributable to common stockholders	$2,731	$(11,882)	$102,970	$(37,461)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Six months ended June 30, 2017
Balance at January 1, 2017	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017 (as restated)	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	102,202	—	60	102,262
Unrealized gain on interest rate derivatives	—	—	—	—	768	—	768
Share based compensation, net	69	—	1,872	—	—	(268)	1,604
Contributions by noncontrolling interest	—	—	—	—	—	438	438
Distributions declared:
Common stock ($0.36 per share)	—	—	—	(17,217)	—	—	(17,217)
Noncontrolling interests	—	—	—	—	—	(10)	(10)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at June 30, 2017	47,542	$5	$2,608,260	$(1,901,820)	$(274)	$690	$706,861

Six months ended June 30, 2016
Balance at January 1, 2016	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(22,059)	—	(25)	(22,084)
Unrealized loss on interest rate derivatives	—	—	—	—	(15,402)	(10)	(15,412)
Share based compensation, net	51	—	1,721	—	—	75	1,796
Distributions declared:
Common stock ($0.36 per share)	—	—	—	(17,188)	—	—	(17,188)
Noncontrolling interests	—	—	—	—	—	(13)	(13)
Cancellation of Series A Convertible Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at June 30, 2016	47,413	$5	$2,604,614	$(1,961,968)	$(19,262)	$1,529	$624,918

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income (loss)	$102,262	$(22,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment losses	—	4,826
Gain on sale of assets	(92,012)	(10,749)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Loss on early extinguishment of debt	109	—
Hedge ineffectiveness expense from derivatives	1	1,941
Amortization of restricted shares and units	1,933	2,049
Depreciation and amortization	47,181	62,841
Amortization of lease intangibles	(286)	(1,385)
Amortization of above- and below-market rent	(1,788)	(2,463)
Amortization of deferred financing costs	1,679	1,523
Equity in operations of investments	(6,300)	(1,238)
Ownership portion of fees from unconsolidated entities	194	276
Distributions from investments	8,963	300
Change in accounts receivable	(4,207)	(2,177)
Change in prepaid expenses and other assets	(222)	501
Change in lease commissions	(5,368)	(7,185)
Change in other lease intangibles	(387)	(810)
Change in accounts payable and accrued liabilities	(13,515)	(7,526)
Change in other liabilities	1,971	(1,717)
Cash provided by operating activities	26,040	16,923

Cash flows from investing activities
Escrow deposits	(6,000)	—
Return of investments	23,433	15,630
Purchases of real estate	(93,011)	—
Investments in unconsolidated entities	(10,732)	(3,576)
Capital expenditures for real estate	(17,720)	(20,833)
Capital expenditures for real estate under development	(13,992)	(2,909)
Proceeds from sales of assets	330,045	250,319
Cash provided by investing activities	212,023	238,631

Cash flows from financing activities
Financing costs	(1,933)	(868)
Proceeds from notes payable	145,000	107,000
Payments on notes payable	(338,088)	(277,820)
Transfer of common stock	(329)	(253)
Distributions paid to common stockholders	(25,811)	(17,172)
Distributions paid to noncontrolling interests	(17)	(24)
Contributions from noncontrolling interests	438	—
Cash used in financing activities	(220,740)	(189,137)

Net change in cash, cash equivalents, and restricted cash	17,323	66,417
Cash, cash equivalents, and restricted cash at beginning of period	22,393	22,960
Cash, cash equivalents, and restricted cash at end of period	$39,716	$89,377

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

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of June 30, 2017, we owned interests in 19 operating office properties, one non-operating property, and three development properties, located in eight markets throughout the United States.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended June 30, 2017 and 2016, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2017, and December 31, 2016, and our results of operations and our cash flows for the periods ended June 30, 2017 and 2016.  These adjustments are of a normal recurring nature.

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

Real Estate

As of June 30, 2017, and December 31, 2016, the cost basis and accumulated depreciation and amortization related to our consolidated depreciable real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of June 30, 2017
Cost	$1,639,756	$154,395	$5,004	$(52,142)
Less: accumulated depreciation and amortization	(494,260)	(61,964)	(4,345)	31,489
Net	$1,145,496	$92,431	$659	$(20,653)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2016
Cost	$1,579,157	$131,618	$5,005	$(42,537)
Less: accumulated depreciation and amortization	(535,516)	(70,672)	(4,107)	35,651
Net	$1,043,641	$60,946	$898	$(6,886)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of July 2017 to an ending date of June 2027.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

July 2017 - December 2017	$1,922
2018	$3,551
2019	$3,568
2020	$3,675
2021	$3,340

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Senior Vice President - Accounting, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. We had no impairment charges for the six months ended June 30, 2017. For the six months ended June 30, 2016, we recorded a non-cash impairment charge totaling approximately $4.8 million related to the impairment of a consolidated real estate asset assessed for impairment due to a change in management’s estimate of the intended hold period.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the six months ended June 30, 2017 and 2016.

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

Cash, Cash Equivalents, and Restricted Cash

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents. Restricted cash includes restricted money market accounts, as required by our lenders or by leases, for anticipated tenant improvements, property taxes and insurance, certain tenant security deposits, and additional loan security reserves.

We early adopted new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changes the presentation of our statements of cash flows and related disclosures for all periods presented, and accordingly, the following is a summary of our total cash, cash equivalents, and restricted cash as presented in our statements of cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$28,763	$78,599
Restricted cash	10,953	10,778
Total cash, cash equivalents, and restricted cash	$39,716	$89,377

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Straight-line rental revenue receivable	$58,231	$68,287
Tenant receivables	3,544	5,047
Non-tenant receivables	1,437	691
Allowance for doubtful accounts	(799)	(2,566)
Total	$62,413	$71,459

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the six months ended June 30, 2017 and 2016, we capitalized interest expense of approximately $0.7 million and $0.3 million, respectively, for unconsolidated entities with properties under development, which is included in our investments in unconsolidated entities on our condensed consolidated balance sheets.

 Other Intangible Assets, net

Other intangible assets consist of below-market ground leases on properties where a third party owns and has leased the underlying land to us. As of June 30, 2017, and December 31, 2016, the cost basis and accumulated amortization related to our consolidated other intangible assets were as follows (in thousands):

	June 30, 2017	December 31, 2016
Cost	$2,978	$11,277
Less: accumulated amortization	(1,132)	(1,490)
Net	$1,846	$9,787

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended June 30, 2017 and 2016, was approximately $2.0 million and $1.3 million, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for both the six months ended June 30, 2017 and 2016, was approximately $3.8 million. When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended June 30, 2017 and 2016, was approximately $0.4 million and $0.9 million, respectively. The total net increase to rental revenue due to this deferred rent for the six months ended June 30, 2017 and 2016, was approximately $1.0 million and $1.9 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2017 and 2016, was approximately $0.9 million and $1.1 million, respectively. The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2017 and 2016, was approximately $1.8 million and $2.5 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended June 30, 2017 and 2016, we recognized lease termination fees of approximately $0.1 million and $0.7 million, respectively. For the six months ended June 30, 2017 and 2016, we recognized lease termination fees of approximately $0.2 million and $1.3 million, respectively.

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
In May 2017, the FASB issued updated guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

4.           Real Estate Activities

Sales of Real Estate
The following table presents our sales of real estate for the six months ended June 30, 2017 (in thousands):

Property Name	Date of Sale	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
Buena Vista Plaza	01/18/17	Burbank, CA	115	$52,500	$47,498
Three Parkway	03/01/17	Philadelphia, PA	561	95,000	91,876
Eisenhower I (1)	03/13/17	Tampa, FL	130	31,400	30,742
Third + Shoal (2)	03/31/17	Austin, TX	N/A	14,955	14,525
Louisville Portfolio (3)	06/26/17	Louisville, KY	678	71,500	68,626
			1,484	$265,355	$253,267
__________________

(1)	We may be entitled to receive an additional $3.0 million subject to certain future events.

(2)	We sold a 50% interest in our 95% interest in the Third + Shoal development property.

(3)	The Louisville Portfolio consists of five properties located in Louisville, Kentucky.
Properties that have been sold contributed income of approximately $1.0 million and loss of approximately $0.5 million to our net income (loss) for the three months ended June 30, 2017 and 2016, respectively. Properties that have been sold contributed income of approximately $2.5 million and loss of approximately $5.4 million to our net income (loss) for the six months ended June 30, 2017 and 2016, respectively. These amounts exclude any gains on the sales of these properties.

Acquisitions of Real Estate
On January 4, 2017, we acquired the remaining 50.16% interest in Domain Junction LLC, the entity that owns Domain 2 and Domain 7, increasing our ownership interest in these properties to 100%, for a contract purchase price of approximately $51.2 million plus assumed debt of approximately $40.1 million. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $14.2 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the properties, and include lease intangible assets of approximately $16.6 million and acquired below-market leases of approximately $9.4 million. The estimated remaining average useful lives for these acquired lease intangibles range from an ending date of December 2022 to an ending date of February 2026.
On June 23, 2017, we acquired Legacy District One for a contract purchase price of approximately $123.3 million, which included approximately $66.0 million in assumed mortgage debt secured by the property. Legacy District One is located in Plano, Texas, and contains approximately 319,000 rentable square feet. The debt matures in January 2023 and has a fixed stated annual interest rate of 4.24%. Assets acquired and liabilities assumed were recorded at their relative fair values and include lease intangible assets of approximately $20.0 million and acquired below-market leases of approximately $6.4 million. The estimated remaining average useful lives for these acquired lease intangibles all have an ending date of June 2027.

Real Estate Held for Sale

We had no properties held for sale as of June 30, 2017. As of December 31, 2016, four of our properties (One Oxmoor Place, Steeplechase Place, Lakeview, and Hunnington) were held for sale. These properties were sold in June 2017. The major classes of assets and obligations associated with real estate held for sale as of December 31, 2016, were as follows (in thousands):

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

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the six months ended June 30, 2017, we capitalized a total of approximately $8.9 million, including approximately $0.6 million in interest. For the six months ended June 30, 2016, we capitalized a total of approximately $3.8 million, which included approximately $0.1 million capitalized interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of June 30, 2017, and December 31, 2016 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Domain Junction LLC (1)	Domain 2 & Domain 7	100.00%	49.84%	$—	$9,770
Domain Junction 8 Venture LLC (2)(3)	Domain 8	50.00%	50.00%	1,469	18,093
TR 208 Nueces Member, LLC (4)	Third + Shoal	47.50%	95.00%	24,061	—
COLDC 54 Holdings, LLC (3)(5)	Colorado Building	—	10.00%	—	711
GSTDC 72 Holdings, LLC (3)(5)	1325 G Street	—	10.00%	—	3,719
1301 Chestnut Associates, L.P. (6)	Wanamaker Building	1.10%	60.00%	—	44,520
Total (7)		`		$25,530	$76,813
_________________

(1)	On January 4, 2017, we acquired our unrelated third party’s 50.16% interest in Domain Junction LLC increasing our ownership interest to 100%, and these properties were consolidated.

(2)	All major decisions for this entity are made by the other owner.

(3)
We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment. At June 30, 2017, these VIEs have total assets of approximately $84.9 million and total liabilities of approximately $90.6 million. At December 31, 2016, our VIEs had total assets of approximately $353.5 million and total liabilities of approximately $262.8 million.

(4)	On March 31, 2017, we sold a 50% interest in the entity that owns a 95% interest in Third + Shoal, resulting in this property being deconsolidated as control of this property is now shared.

(5)	On April 27, 2017, the Colorado Building and 1325 G Street were sold for a combined contract sales price of $259.0 million (at 100%).

(6)
On January 17, 2017, we sold substantially all of our noncontrolling investment in 1301 Chestnut Associates, L.P. At June 30, 2017, our remaining 1.1% interest is accounted for using the cost method and is included in “prepaid expenses and other assets” on our condensed consolidated balance sheet.

(7)
Our investment in unconsolidated entities at June 30, 2017, and December 31, 2016, includes basis adjustments that total approximately $8.8 million and $7.2 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership and in 2017, include combined gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million. For the three months ended June 30, 2017 and 2016, we recorded approximately $6.6 million and $0.8 million, respectively, for our share of equity in operations from our investments in unconsolidated entities. For the six months ended June 30, 2017 and 2016, we recorded approximately $6.3 million and $1.2 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

7.          Notes Payable, net

Our notes payable, net were approximately $779.2 million as of June 30, 2017. Approximately $192.0 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $256.1 million as of June 30, 2017. As of June 30, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $70.0 million. As of June 30, 2017, the stated annual interest rates on our outstanding debt, ranged from approximately 2.58% to 6.09%. As of June 30, 2017, the effective weighted average interest rate for our consolidated debt is approximately 3.74%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.05% as of June 30, 2017, for our consolidated debt and additional interest expense of approximately $1.2 million for the six months ended June 30, 2017. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.4 million as of June 30, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of June 30, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Excluding debt already matured as detailed above, our outstanding consolidated debt has maturity dates that range from December 2018 to January 2023. The following table provides information regarding the timing of principal payments of our notes payable, net as of June 30, 2017 (in thousands):

Principal payments due in:
July 2017 - December 2017	$48,867
2018	21,501
2019	301,589
2020	1,670
2021	72,416
Thereafter	341,000
Less: unamortized debt issuance costs (1)	(7,799)
Notes payable, net	$779,244
________________

(1)
Excludes approximately $2.1 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of June 30, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and $20.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $161.4 million under the facility as a whole. As of June 30, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.23%.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2017, and December 31, 2016 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
June 30, 2017
Derivative financial instruments:
Assets	$988	$—	$988	$—
Liabilities	$(691)	$—	$(691)	$—

December 31, 2016
Derivative financial instruments:
Assets	$1,182	$—	$1,182	$—
Liabilities	$(1,652)	$—	$(1,652)	$—

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2017, and December 31, 2016, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, distributions payable, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of June 30, 2017, and December 31, 2016, are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$787,043	$791,317	$834,131	$837,878
Less: unamortized debt issuance costs	(7,799)		(7,348)
Notes payable, net	$779,244		$826,783

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of June 30, 2017. The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2017, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of June 30, 2017, and December 31, 2016 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Interest rate swaps	$988	$1,182	$(691)	$(1,652)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives (effective portion)
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps	$(1,301)	$(2,532)	$768	$(15,412)

	Amount reclassified from OCI into income (effective portion)
	Three Months Ended		Six Months Ended
Location	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense (1)	$953	$1,707	$2,199	$3,429
______________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

	Three Months Ended		Six Months Ended
Location	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense (1)	$(29)	$1,941	$1	$1,941
_____________

(1)
Represents the portion of the change in fair value of our interest rate swaps as (income) or expense attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $1.9 million will be reclassified as an increase to interest expense.

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

As of June 30, 2017, we had not been declared in default on any of our derivative obligations. As of June 30, 2017, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.7 million.  As of June 30, 2017, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at June 30, 2017, we could have been required to settle our obligations under the agreements at the termination value of approximately $0.7 million.

10.          Commitments and Contingencies

As of June 30, 2017, we had commitments of approximately $21.5 million for future tenant improvements and leasing commissions.

We have employment agreements with five of our executive officers.  The term of each employment agreement ends on February 10, 2020, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of June 30, 2017, we would have recognized approximately $13.8 million in related compensation expense.

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

Stock options. As of June 30, 2017, we had no outstanding stock options. As of June 30, 2016, we had outstanding options held by our independent directors to purchase 12,495 shares of our common stock at a weighted average exercise price of approximately $40.13 per share.

Restricted stock units. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from July 2017 to June 2018. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	39,255	$16.45	28,705	$18.29
Issued	19,672	$17.03	18,275	$15.05
Converted	(29,307)	$16.92	(7,725)	$19.96
Outstanding at the end of the period (1)	29,620	$16.38	39,255	$16.45
_____________

(1)	As of June 30, 2017, none of the RSUs held by our independent directors are vested.

In 2016, 111,063 RSUs were issued to employees with a grant price of $15.26 per unit. During the six months ended June 30, 2017, 97,557 RSUs were issued to employees with a weighted average grant price of $18.10 per unit. These units vest on December 31, 2018 and December 31, 2019, respectively, at which time they will be converted into a number of shares of common stock, which could range from zero shares to 222,126 shares at December 31, 2018, and zero shares to 195,114 shares at December 31, 2019. The actual number of shares of common stock issued will be based on our annualized total stockholder return (“TSR”) percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the NAREIT Office Index (unweighted), and the TSR of a select group of peer companies. Expense is measured at the grant date, based on the estimated fair value of the award ($19.18 per unit for the 2016 grants and $20.95 per unit for the 2017 grants) as determined by a Monte Carlo simulation-based model using the assumptions outlined in the table below. Any forfeitures of awards are recognized as they occur.

Assumption	Value
Expected volatility	24%-26%
Risk-free interest rate	1.15%-1.53%
Expected term	35 months
Expected dividend yield	3.7%-4.5%
Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from December 2017 to May 2020. Compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of shares of restricted stock outstanding as of June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	246,805	$20.74	281,905	$22.46
Issued	121,860	$17.88	119,523	$15.19
Forfeiture	(20,089)	$17.53	(8,406)	$19.98
Restrictions lapsed	(57,553)	$25.64	(59,673)	$25.64
Outstanding at the end of the period	291,023	$18.79	333,349	$19.34

For the three months ended June 30, 2017 and 2016, we recognized a total of approximately $1.0 million and $1.1 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. For the six months ended June 30, 2017 and 2016, we recognized a total of approximately $1.9 million and $2.0 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of June 30, 2017, the total remaining compensation cost on unvested awards was approximately $5.7 million, with a weighted average remaining contractual life of approximately 1.5 years.

12.    Net Income (Loss) per Common Share

Net income (loss) per common share is calculated using the two-class method, which requires the allocation of undistributed net income between common and participating stockholders. All outstanding restricted stock awards containing rights to non-forfeitable distributions are considered participating securities for this calculation. In periods of net loss, no loss is allocated to participating securities because our participating securities do not have a contractual obligation to share in our losses.

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income (loss) attributable to common stockholders	$4,031	$(9,352)	$102,202	$(22,059)
Less: net income allocated to participating securities	—	—	(611)	—
Numerator for basic net income (loss) per share	$4,031	$(9,352)	$101,591	$(22,059)
Add: undistributed net income allocated to participating securities	—	—	506	—
Less: undistributed net income re-allocated to participating securities	—	—	(504)	—
Numerator for diluted net income (loss) per share (1)	$4,031	$(9,352)	$101,593	$(22,059)

Denominator:
Weighted average common shares outstanding - basic	47,536	47,406	47,524	47,398
Effect of dilutive securities	339	—	204	—
Weighted average common shares outstanding - diluted	47,875	47,406	47,728	47,398

Basic net income (loss) per common share	$0.08	$(0.20)	$2.14	$(0.47)
Diluted net income (loss) per common share	$0.08	$(0.20)	$2.13	$(0.47)

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	29	464	29	417
_______________

(1)	In periods where there is no undistributed net income to allocate to participating securities, the treasury stock method is used to calculate dilutive securities.

13.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Interest paid, net of amounts capitalized	$12,695	$19,742
Income taxes paid	$403	$1,964

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$7,816	$12,016
Liabilities assumed through the purchase of real estate	$3,267	$—
Escrow deposit applied to purchase of real estate	$14,000	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$13,804	$—
Acquisition of controlling interest in unconsolidated entity	$9,770	$—

Non-cash financing activities:
Cancellation of Series A Convertible Preferred Stock	$—	$2,700
Mortgage notes assumed (1)	$146,000	$—
Unrealized gain on interest rate derivatives	$768	$—
Unrealized loss on interest rate derivatives	$—	$15,412
Accrual for distributions declared	$—	$8,602
 _________________

(1)
The approximately $146.0 million mortgage notes assumed during the six months ended June 30, 2017, includes approximately $66.0 million of debt assumed when we acquired Legacy District One, approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during the six months ended June 30, 2017.

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
Overview
As of June 30, 2017, we owned interests in 19 operating office properties with approximately 7.1 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and three development properties that will consist of approximately 960,000 rentable square feet. Our properties are located in eight markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

As an owner of real estate, our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our target markets are, and will continue to be, important factors in predicting our future operating results.

The key components affecting our rental revenue are occupancy, rental rates, operating cost recovery income, new developments when completed, acquisitions, and dispositions. Occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Acquisitions, dispositions, and new developments when completed directly impact our rental revenue and could impact our occupancy, depending upon the occupancy of the properties that are acquired, sold, or completed. A further indicator of the predictability of future revenues is the expected lease expirations at our operating properties. As a result, in addition to seeking to increase our occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration.

2017 Key Objectives
We have substantially completed the strengthening phase of our strategic plan, which has been our focus for the past two years, and have begun the recycling phase, which will reallocate our capital and efforts from properties outside our target growth markets to new opportunities inside them. Through prudent development and strategic acquisitions, we will seek to increase our influence and concentration within TIER1 submarkets, enhance the overall quality and reduce the average age of our portfolio, and position the Company for growth, which we are beginning to see with the pre-leasing in our development properties.

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
Substantially Complete Portfolio Repositioning While Balancing Market Concentration
Our objective for 2017 has been to exit four or more non-target markets yielding between $400 million and $500 million of proceeds that will be allocated to highly selective strategic investment opportunities. In the first half of 2017, we have exited five non-target markets and generated gross proceeds of approximately $390.6 million from the sales of 11 properties: Buena Vista Plaza in Burbank, California; the Wanamaker Building and Three Parkway in Philadelphia, Pennsylvania; Eisenhower I in Tampa, Florida; 1325 G Street and the Colorado Building (two properties located in Washington, D.C. in which we owned a 10% interest); and the Louisville Portfolio (five properties) located in Louisville, Kentucky. Exiting these properties has allowed us to substantially complete our portfolio repositioning and provided capital to reinvest into our target markets.

Our objective for 2017 was to invest between $100 million and $225 million in target growth markets through a combination of prudent development and our strategic acquisition efforts. In the first half of 2017, we acquired an unrelated third party’s 50.16% interest in Domain 2 and Domain 7 in Austin, Texas, for a contract purchase price of approximately $51.2 million plus the assumption of approximately $40.1 million in mortgage debt, and we acquired Legacy District One in Plano, Texas, for a contract purchase price of approximately $123.3 million, including our assumption of approximately $66.0 million of mortgage debt. We have also continued the execution of our build-to-core development program, commencing with the development of Third + Shoal and Domain 11, both strategically located within TIER1 submarkets in Austin, Texas. Finally, we will continue to remain disciplined as we seek to acquire additional properties that specifically align with our strategy, provide a competitive edge within TIER1 submarkets, and demonstrate a clear path to long-term value creation for our stockholders.

Manage Capital Expenditures to Sustain Dividend Coverage
We intend to actively manage our capital expenditures with the objective of balancing leasing capital and competitive building improvements that we believe are important to maintain and/or create value with the goal of full and sustainable dividend coverage. We expect our recycling efforts noted above will allow us to manage our capital expenditures by: (1) enhancing the overall quality of the portfolio; (2) reducing the average age of our real estate assets; and (3) leveraging the existing property management team, thereby resulting in operating efficiencies within each market.

Maintain Portfolio Occupancy Despite Known Challenges in the Houston Market
We are focused on maintaining occupancy across our portfolio despite known tenant vacancies in our Houston portfolio. The leasing environment remains strong in the majority of our markets, though risks exist in our general exposure to the Houston market that continues to be hampered by low and volatile oil prices, recent office deliveries, and sublease space. We estimate, but can provide no assurance that, our total portfolio should be between 89% and 90% occupied as of December 31, 2017. As of June 30, 2017, our total portfolio of operating properties was 88.5% occupied.
The following table sets forth information regarding our leasing activity for the three and six months ended June 30, 2017:

Three months ended June 30, 2017	Renewal	Expansion	New	Total
Square feet leased	154,000	57,000	40,000	251,000
Weighted average lease term (in years)	5.2	5.7	6.1	5.5
Increase in weighted average net rental rates per square foot per year (1)	$4.86	$7.47	$8.93	$6.10
% increase in weighted average net rental rates per square foot per year	33%	38%	74%	39%
Leasing cost per square foot per year (2)	$5.96	$6.14	$7.78	$6.32

Six months ended June 30, 2017
Square feet leased	373,000	60,000	99,000	532,000
Weighted average lease term (in years)	8.7	5.9	9.0	8.5
Increase in weighted average net rental rates per square foot per year (1)	$3.32	$7.11	$7.35	$4.37
% increase in weighted average net rental rates per square foot per year	26%	35%	49%	31%
Leasing cost per square foot per year (2)	$4.35	$6.02	$7.56	$4.78
_________________

(1)
Weighted average net rental rates are calculated based on the fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. Increase reflects change in net rental rates related to the lease previously occupying the specific space.

(2)	Includes tenant improvements and leasing commissions.

Continue Our Robust Investor Relations Program
We believe our best-in-class, Class A office portfolio, focused investment strategy, in-house expertise, and opportunity to generate significant value through our reinvestment efforts in build-to-core developments and strategic acquisitions are attractive to institutional investors and differentiate us from other office REITs. To this end, we are continuing a robust investor relations program to communicate our strategy to a broad audience of institutional investors.
Results of Operations
The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold and acquired (or newly consolidated) in 2017 and 2016 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared.
Three months ended June 30, 2017, as compared to the three months ended June 30, 2016
Rental Revenue.  Rental revenue for the three months ended June 30, 2017, was approximately $54.6 million as compared to approximately $64.3 million for the three months ended June 30, 2016, a $9.7 million decrease. Our non-same store properties had a decrease of approximately $9.4 million in rental revenue primarily due to a decrease of approximately $13.8 million from the sale of properties, partially offset by an increase of approximately $4.4 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.3 million primarily as a result of increased free rent concessions resulting in a decrease in rental revenue of approximately $1.3 million, a decrease in occupancy resulting in a decrease of approximately $0.6 million, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.5 million, a decrease in lease termination fee income of approximately $0.5 million, and a decrease of approximately $0.4 million due to lower property operating expense reimbursements. These decreases were primarily offset by an increase in rental rates of approximately $2.9 million and an increase in straight-line rent adjustments of approximately $0.7 million.
Property Operating Expenses. Property operating expenses for the three months ended June 30, 2017, were approximately $13.9 million as compared to approximately $19.8 million for the three months ended June 30, 2016, a $5.9 million decrease. Our non-same store properties had a decrease of approximately $5.1 million primarily due to a decrease of approximately $5.7 million from the sale of properties, partially offset by an increase of approximately $0.6 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.8 million, primarily due to lower repairs and maintenance expense and lower bad debt expense.
Interest Expense.  Interest expense for the three months ended June 30, 2017, was approximately $8.2 million as compared to approximately $13.4 million for the three months ended June 30, 2016, and was comprised of interest expense and amortization of deferred financing fees. The $5.2 million decrease was primarily due to lower overall borrowings which reduced our interest expense by approximately $2.9 million, a decrease of approximately $2.0 million related to lower interest rate hedge ineffectiveness expense, and increased capitalized interest which reduced our interest expense by approximately $0.4 million.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended June 30, 2017, were approximately $8.8 million as compared to approximately $9.4 million for the three months ended June 30, 2016, a $0.6 million decrease. Our non-same store properties had a decrease of approximately $0.9 million primarily due to a decrease of approximately $1.8 million from the sale of properties, partially offset by an increase of approximately $0.9 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.3 million primarily due to higher estimated assessed values in certain markets in 2017 which increased real estate taxes by approximately $0.9 million, partially offset by increased tax refunds received in 2017 of approximately $0.7 million.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2017, were approximately $5.6 million as compared to approximately $5.8 million for the three months ended June 30, 2016, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $0.2 million decrease is primarily due to reduced investor relations costs.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2017, was approximately $22.7 million as compared to approximately $30.8 million for the three months ended June 30, 2016, an $8.1 million decrease. Our non-same store properties had a decrease of approximately $5.0 million primarily due to a decrease of approximately $7.0 million from the sale of properties, partially offset by an increase of approximately $2.0 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $3.1 million primarily due to accelerated depreciation and amortization expense in 2016 as a result of early lease terminations.
Equity in Operations of Investments. Equity in operations of investments for the three months ended June 30, 2017, was approximately $6.6 million as compared to approximately $0.8 million for the three months ended June 30, 2016, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $5.8 million increase was due to a gain on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by decreases in earnings of our unconsolidated investments, primarily due to the sale of the Wanamaker Building.
Gain on Sale of Assets. We had approximately $1.3 million in gain on sale of assets for the three months ended June 30, 2017, primarily related to our sale of the Louisville Portfolio. We had approximately $5.0 million in gain on sale of assets for the three months ended June 30, 2016, primarily related to our sale of FOUR40.
Six months ended June 30, 2017, as compared to the six months ended June 30, 2016
Rental Revenue.  Rental revenue for the six months ended June 30, 2017, was approximately $110.9 million as compared to approximately $132.7 million for the six months ended June 30, 2016, a $21.8 million decrease. Our non-same store properties had a decrease of approximately $20.1 million in rental revenue primarily due to a decrease of approximately $27.9 million from the sale of properties, partially offset by an increase of approximately $8.2 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $1.7 million, primarily as a result of increased free rent concessions resulting in a decrease in rental revenue of approximately $2.5 million, a decrease in occupancy resulting in a decrease of approximately $1.3 million, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.2 million, a decrease in lease termination fee income of approximately $1.0 million, and a decrease of approximately $0.6 million due to lower property operating expense reimbursements. These decreases were primarily offset by an increase in rental rates of approximately $4.7 million and an increase in straight-line rent and lease incentive adjustments of approximately $0.2 million.
Property Operating Expenses. Property operating expenses for the six months ended June 30, 2017, were approximately $28.6 million as compared to approximately $40.3 million for the six months ended June 30, 2016, a $11.7 million decrease. Our non-same store properties had a decrease of approximately $10.6 million primarily due to a decrease of approximately $11.4 million from the sale of properties, partially offset by an increase of approximately $1.2 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $1.1 million, primarily due to lower repairs and maintenance expense, utilities expense, and lower bad debt expense.
Interest Expense.  Interest expense for the six months ended June 30, 2017, was approximately $17.0 million as compared to approximately $25.7 million for the six months ended June 30, 2016, and was comprised of interest expense and amortization of deferred financing fees. The $8.7 million decrease was primarily due to lower overall borrowings which reduced our interest expense by approximately $6.1 million, a decrease of approximately $1.9 million related to lower interest rate hedge ineffectiveness expense, and increased capitalized interest which reduced our interest expense by approximately $0.9 million.
Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the six months ended June 30, 2017, were approximately $17.3 million as compared to approximately $20.5 million for the six months ended June 30, 2016, a $3.2 million decrease. Our non-same store properties had a decrease of approximately $2.9 million primarily due to a decrease of $4.4 million from the sale of properties, partially offset by an increase of approximately $1.5 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.3 million primarily due to increased tax refunds received in 2017 of approximately $0.9 million, partially offset by increases in real estate taxes of approximately $0.6 million due to higher estimated assessed values in certain markets in 2017.
Asset Impairment Losses. We had no asset impairment losses for the six months ended June 30, 2017. We had approximately $4.8 million in asset impairment losses for the six months ended June 30, 2016, related to an asset assessed for impairment primarily due to a change in management’s estimate of the intended hold period.
General and Administrative.  General and administrative expenses for the six months ended June 30, 2017, were approximately $11.3 million as compared to approximately $12.3 million for the six months ended June 30, 2016, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses.  The $1.0 million decrease is primarily due to lower payroll costs.
Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2017, was approximately $47.2 million as compared to approximately $62.8 million for the six months ended June 30, 2016, a $15.6 million decrease. Our non-same store properties had a decrease of approximately $9.3 million primarily due to a decrease of approximately $13.1 million from the sale of properties, partially offset by an increase of approximately $4.0 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $6.3 million primarily due to accelerated depreciation and amortization expense in 2016 as a result of early lease terminations.

Loss on Early Extinguishment of Debt. We had an approximately $0.5 million loss on early extinguishment of debt for the six months ended June 30, 2017, primarily comprised of prepayment penalty costs and write-off of deferred financing fees related to early payoffs of debt. We had no loss on early extinguishment of debt for the six months ended June 30, 2016.

Equity in Operations of Investments. Equity in operations of investments for the six months ended June 30, 2017, was approximately $6.3 million as compared to approximately $1.2 million for the six months ended June 30, 2016, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $5.1 million increase was due to a gain on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by decreases in earnings of our unconsolidated investments, primarily due to the sale of the Wanamaker Building.
Gain on Sale of Assets. We had approximately $92.0 million in gain on sale of assets for the six months ended June 30, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building. We had approximately $10.7 million in gain on sale of assets for the six months ended June 30, 2016, primarily related to our sales of Lawson Commons and FOUR40.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the six months ended June 30, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value. We had no gain on remeasurement of investment in unconsolidated entities for the six months ended June 30, 2016.

Cash Flow Analysis
Six months ended June 30, 2017, as compared to the six months ended June 30, 2016
Cash provided by operating activities was approximately $26.0 million for the six months ended June 30, 2017. Cash provided by operating activities for the six months ended June 30, 2016, was approximately $16.9 million. The approximately $9.1 million increase is primarily attributable to (1) approximately $11.9 million more cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; and (2) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.2 million; partially offset by (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $5.1 million more net cash outflows from working capital assets and liabilities in the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
Cash provided by investing activities for the six months ended June 30, 2017, was approximately $212.0 million and was primarily comprised of proceeds from the sale of assets of approximately $330.0 million and return of investments of approximately $23.4 million primarily due to proceeds received from a loan that was refinanced, partially offset by purchases of real estate of approximately $93.0 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $31.7 million, investments in unconsolidated entities of approximately $10.7 million related to development activities at an unconsolidated property, and escrow deposits for anticipated real estate purchases of approximately $6.0 million. Cash provided by investing activities for the six months ended June 30, 2016, was approximately $238.6 million and was primarily comprised of proceeds from the sale of assets of approximately $250.3 million and return of investments of approximately $15.6 million primarily due to proceeds received from a loan that was refinanced, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $23.7 million, and investments in unconsolidated entities of approximately $3.6 million related to development activities at an unconsolidated property.
Cash used in financing activities for the six months ended June 30, 2017, was approximately $220.7 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $195.0 million and distributions of approximately $25.8 million. Cash used in financing activities for the six months ended June 30, 2016, was approximately $189.1 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $171.7 million and distributions of approximately $17.2 million.
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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three and six months ended June 30, 2017 and 2016, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items. The table below is presented in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$4,034	$(9,361)	$102,262	$(22,084)
Noncontrolling interests	(3)	9	(60)	25
Net income (loss) attributable to common stockholders	4,031	(9,352)	102,202	(22,059)
Adjustments:
Real estate depreciation and amortization from consolidated properties	22,557	30,519	46,988	62,289
Real estate depreciation and amortization from unconsolidated properties	131	2,005	697	4,050
Real estate depreciation and amortization - noncontrolling interests	—	—	—	(6)
Impairment of depreciable real estate	—	—	—	4,826
Gain on sale of depreciable real estate	(7,975)	(5,010)	(98,725)	(10,749)
Gain on remeasurement of investment in unconsolidated entities	—	—	(14,168)	—
Taxes associated with sale of depreciable real estate	—	—	—	64
Noncontrolling interests	(9)	(18)	39	(39)
FFO attributable to common stockholders	18,735	18,144	37,033	38,376

Severance charges	451	—	451	493
Interest rate hedge ineffectiveness expense (income) (1)	(29)	1,941	1	1,941
Loss on early extinguishment of debt	—	—	545	—
Default interest (2)	609	616	1,211	1,233
Noncontrolling interests	—	(1)	(1)	(2)
FFO attributable to common stockholders, excluding certain items	$19,766	$20,700	$39,240	$42,041
Weighted average common shares outstanding - basic	47,536	47,406	47,524	47,398
Weighted average common shares outstanding - diluted (3)	47,875	47,826	47,728	47,771
Net income (loss) per common share - diluted (3)	$0.08	$(0.20)	$2.13	$(0.47)
FFO per common share - diluted	$0.39	$0.38	$0.78	$0.80
FFO, excluding certain items, per common share - diluted	$0.41	$0.43	$0.82	$0.88
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

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 24.

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

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands). The same store properties for these comparisons consist of 18 operating properties and 6.6 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as unconsolidated and at their prior year ownership percentage of 49.84% in both periods.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Same Store Revenue:
Rental revenue	$45,739	$46,019	$90,930	$92,682
Less:
Lease termination fees	(92)	(598)	(220)	(1,186)
	45,647	45,421	90,710	91,496

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	12,136	12,862	23,710	24,831
Real estate taxes	7,374	7,123	14,751	15,003
Property management fees	31	49	41	105
Property Expenses	19,541	20,034	38,502	39,939
Same Store NOI - consolidated properties	26,106	25,387	52,208	51,557
Same Store NOI - unconsolidated properties (at ownership %)	1,370	925	2,675	1,488
Same Store NOI	$27,476	$26,312	$54,883	$53,045

Increase in Same Store NOI	4.4%		3.5%

Same Store NOI - consolidated properties	$26,106	$25,387	$52,208	$51,557
Less:
Straight-line rent revenue adjustment	(1,892)	(1,666)	(3,677)	(3,493)
Above- and below-market rent amortization	(670)	(1,172)	(1,369)	(2,568)
Same Store Cash NOI - consolidated properties	23,544	22,549	47,162	45,496
Same Store Cash NOI - unconsolidated properties (at ownership %)	1,134	824	2,200	1,250
Same Store Cash NOI	$24,678	$23,373	$49,362	$46,746

Increase in Same Store Cash NOI	5.6%		5.6%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$4,034	$(9,361)	$102,262	$(22,084)
Adjustments:
Interest expense	8,235	13,447	17,015	25,687
Asset impairment losses	—	—	—	4,826
Tenant improvement demolition costs	34	76	115	140
General and administrative	5,626	5,820	11,333	12,324
Depreciation and amortization	22,652	30,797	47,181	62,841
Interest and other income	(783)	(344)	(1,101)	(618)
Loss on early extinguishment of debt	—	—	545	—
Provision (benefit) for income taxes	(149)	281	95	463
Equity in operations of investments	(6,556)	(823)	(6,300)	(1,238)
Gain on sale of assets	(1,262)	(5,010)	(92,012)	(10,749)
Gain on remeasurement of investment in unconsolidated entities	—	—	(14,168)	—
Net operating income of non-same store properties	(5,633)	(8,898)	(12,537)	(18,849)
Lease termination fees	(92)	(598)	(220)	(1,186)
Same Store NOI of unconsolidated properties (at ownership %)	1,370	925	2,675	1,488
Same Store NOI	27,476	26,312	54,883	53,045
Straight-line rent revenue adjustment	(1,892)	(1,666)	(3,677)	(3,493)
Above- and below-market rent amortization	(670)	(1,172)	(1,369)	(2,568)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(236)	(101)	(475)	(238)
Same Store Cash NOI	$24,678	$23,373	$49,362	$46,746

For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 24.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of approximately $28.8 million and restricted cash of approximately $11.0 million.  We also have a credit facility with a borrowing capacity of $860.0 million (as described in more detail below). As of June 30, 2017, we had approximately $595.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $161.4 million under the credit facility as a whole. Subsequent to June 30, 2017, upon inclusion of our Domain 2 and Domain 7 properties in our unencumbered pool, we had the ability, subject to our most restrictive financial covenants, to borrow approximately $269.1 million  under the revolving portion of our credit facility as of the date of this filing.

Our expected actual and potential short- and long-term liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from the sales of properties, and proceeds from selling equity or debt securities of the Company in the future if and when we believe appropriate to do so.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. During the six months ended June 30, 2017, we paid off approximately $153.4 million of mortgage debt before maturity. As of June 30, 2017, approximately $68.2 million of debt, including our share of debt at our unconsolidated properties, has matured or matures before the end of 2018. We expect to pay off this debt with cash provided by operating activities, proceeds from the dispositions of properties, borrowings under our credit facility, or other refinancings, although there can be no assurance regarding such repayment.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $779.2 million as of June 30, 2017. Approximately $192.0 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $256.1 million as of June 30, 2017. As of June 30, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $70.0 million. As of June 30, 2017, the stated annual interest rates on our outstanding debt ranged from approximately 2.58% to 6.09%. As of June 30, 2017, the effective weighted average interest rate for our consolidated debt is approximately 3.74%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.05% as of June 30, 2017, for our consolidated debt and additional interest expense of approximately $1.2 million for the six months ended June 30, 2017. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.4 million as of June 30, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of June 30, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding consolidated debt (excluding the default debt) has maturity dates that range from December 2018 to January 2023.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019.

The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of June 30, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.23%. As of June 30, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and $20.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $161.4 million under the facility as a whole. Subsequent to June 30, 2017, upon inclusion of our Domain 2 and Domain 7 properties in our unencumbered pool, we had the ability, subject to our most restrictive financial covenants, to borrow approximately $269.1 million  under the revolving portion of our credit facility as of the date of this filing.

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

On May 3, 2017, our board of directors authorized a cash distribution of $0.18 per share of common stock for the second quarter of 2017. The distribution was paid on June 30, 2017, to stockholders of record on June 15, 2017. On August 2, 2017, our board of directors authorized a cash distribution of $0.18 per share of common stock for the third quarter of 2017. The distribution will be paid on September 29, 2017, to stockholders of record on September 15, 2017. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

ATM Program
On May 10, 2017, we established an “at the market” equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125,000,000, in amounts and at times as we determine from time to time. We have no obligation to sell any of such shares. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility. During the three months ended June 30, 2017, we did not issue any shares of common stock under the ATM Program.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of June 30, 2017, we had approximately $595.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.

A 100 basis point increase or decrease in interest rates on our variable rate debt outstanding as of June 30, 2017, would result in a net increase or decrease in total annual interest incurred of approximately $0.7 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates on our variable rate debt outstanding as of June 30, 2017, would result in a net increase in the fair value of our interest rate swaps of approximately $17.7 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of June 30, 2017, would result in a net decrease in the fair value of our interest rate swaps of approximately $18.6 million.
We do not have any foreign operations and thus we are not directly exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, as of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TIER REIT, INC.
Dated: August 7, 2017	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
10.1
Sixth Amendment to Employment Agreement, effective as of May 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Quarterly Report on Form 10-Q filed May 10, 2017)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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