Form 10-Q
period 2017-09-30
TIER REIT INC
filed 2017-11-08
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2017
OR
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

As of October 31, 2017, TIER REIT, Inc. had 47,843,037 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended September 30, 2017

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Real estate
Land	$140,959	$143,537
Land held for development	45,059	45,059
Buildings and improvements, net	1,122,072	1,043,641
Real estate under development	17,446	17,961
Total real estate	1,325,536	1,250,198
Cash and cash equivalents	10,959	14,884
Restricted cash	13,323	7,509
Accounts receivable, net	82,737	71,459
Prepaid expenses and other assets	20,115	25,305
Investments in unconsolidated entities	33,977	76,813
Deferred financing fees, net	1,735	2,395
Lease intangibles, net	91,090	61,844
Other intangible assets, net	1,816	9,787
Assets associated with real estate held for sale	—	32,346
Total assets	$1,581,288	$1,552,540
Liabilities and equity
Liabilities
Notes payable, net	$782,386	$826,783
Accounts payable and accrued liabilities	78,174	74,458
Acquired below-market leases, net	19,462	6,886
Distributions payable	—	8,601
Other liabilities	9,443	14,353
Obligations associated with real estate held for sale	—	943
Total liabilities	889,465	932,024
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized at September 30, 2017, and December 31, 2016, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,552,014 and 47,473,218 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	5	5
Additional paid-in capital	2,609,361	2,606,098
Cumulative distributions and net loss attributable to common stockholders	(1,918,473)	(1,986,515)
Accumulated other comprehensive income (loss)	257	(1,042)
Stockholders’ equity	691,150	618,546
Noncontrolling interests	673	1,970
Total equity	691,823	620,516
Total liabilities and equity	$1,581,288	$1,552,540

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Rental revenue	$50,920	$55,998	$161,835	$188,743
Expenses
Property operating expenses	13,170	16,315	41,790	56,605
Interest expense	8,406	9,005	25,421	34,692
Real estate taxes	8,439	8,350	25,752	28,843
Property management fees	49	210	181	720
Asset impairment losses	—	4,151	—	8,977
General and administrative	5,157	5,529	16,490	17,853
Depreciation and amortization	23,785	25,133	70,966	87,974
Total expenses	59,006	68,693	180,600	235,664
Interest and other income	170	248	1,271	866
Loss on early extinguishment of debt	—	—	(545)	—
Loss before income taxes, equity in operations of investments, and gains	(7,916)	(12,447)	(18,039)	(46,055)
Provision for income taxes	(202)	(4)	(297)	(467)
Equity in operations of investments	67	646	6,367	1,884
Loss before gains	(8,051)	(11,805)	(11,969)	(44,638)
Gain on sale of assets	—	10,777	92,012	21,526
Gain on remeasurement of investment in unconsolidated entities	—	—	14,168	—
Net income (loss)	(8,051)	(1,028)	94,211	(23,112)
Noncontrolling interests	10	3	(50)	28
Net income (loss) attributable to common stockholders	$(8,041)	$(1,025)	$94,161	$(23,084)
Basic weighted average common shares outstanding	47,549,635	47,412,705	47,532,432	47,402,724
Diluted weighted average common shares outstanding	47,549,635	47,412,705	47,956,167	47,402,724

Basic income (loss) per common share	$(0.17)	$(0.02)	$1.97	$(0.49)
Diluted income (loss) per common share	$(0.17)	$(0.02)	$1.95	$(0.49)

Distributions declared per common share	$0.18	$0.18	$0.54	$0.54

Comprehensive income (loss):
Net income (loss)	$(8,051)	$(1,028)	$94,211	$(23,112)
Other comprehensive income (loss): unrealized income (loss) on interest rate derivatives	531	2,602	1,299	(12,810)
Comprehensive income (loss)	(7,520)	1,574	95,510	(35,922)
Comprehensive (income) loss attributable to noncontrolling interests	10	1	(50)	36
Comprehensive income (loss) attributable to common stockholders	$(7,510)	$1,575	$95,460	$(35,886)

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Nine months ended September 30, 2017
Balance at January 1, 2017	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017 (as restated)	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	94,161	—	50	94,211
Unrealized gain on interest rate derivatives	—	—	—	—	1,299	—	1,299
Share based compensation, net	79	—	2,973	—	—	(293)	2,680
Contributions by noncontrolling interest	—	—	—	—	—	460	460
Distributions declared:
Common stock ($0.54 per share)	—	—	—	(25,829)	—	—	(25,829)
Noncontrolling interests	—	—	—	—	—	(14)	(14)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at September 30, 2017	47,552	$5	$2,609,361	$(1,918,473)	$257	$673	$691,823

Nine months ended September 30, 2016
Balance at January 1, 2016	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(23,084)	—	(28)	(23,112)
Unrealized loss on interest rate derivatives	—	—	—	—	(12,802)	(8)	(12,810)
Share based compensation, net	51	—	2,676	—	—	189	2,865
Contributions by noncontrolling interests	—	—	—	—	—	25	25
Distributions declared:
Common stock ($0.54 per share)	—	—	—	(25,783)	—	—	(25,783)
Noncontrolling interests	—	—	—	—	—	(20)	(20)
Cancellation of Series A Convertible Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at September 30, 2016	47,413	$5	$2,605,569	$(1,971,588)	$(16,662)	$1,660	$618,984

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income (loss)	$94,211	$(23,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment losses	—	8,977
Gain on sale of assets	(92,012)	(21,526)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Loss on early extinguishment of debt	109	—
Hedge ineffectiveness expense from derivatives	9	407
Amortization of restricted shares and units	3,009	3,118
Depreciation and amortization	70,966	87,974
Amortization of lease intangibles	(219)	(1,806)
Amortization of above- and below-market rent	(2,863)	(3,399)
Amortization of deferred financing costs	2,561	2,308
Equity in operations of investments	(6,367)	(1,884)
Ownership portion of fees from unconsolidated entities	320	412
Distributions from investments	8,963	360
Change in accounts receivable	(8,074)	(4,188)
Change in prepaid expenses and other assets	(836)	248
Change in lease commissions	(12,275)	(8,337)
Change in other lease intangibles	(406)	(694)
Change in other intangible assets	—	(100)
Change in accounts payable and accrued liabilities	(3,506)	(1,309)
Change in other liabilities	2,595	(1,415)
Cash provided by operating activities	42,017	36,034

Cash flows from investing activities
Escrow deposits	(9,000)	—
Return of investments	23,433	16,925
Purchases of real estate	(93,011)	—
Investments in unconsolidated entities	(19,238)	(3,771)
Capital expenditures for real estate	(24,869)	(34,823)
Capital expenditures for real estate under development	(20,769)	(5,766)
Proceeds from sales of assets	330,045	290,062
Cash provided by investing activities	186,591	262,627

Cash flows from financing activities
Financing costs	(1,969)	(876)
Proceeds from notes payable	174,000	107,000
Payments on notes payable	(364,437)	(341,668)
Transfer of common stock	(329)	(253)
Distributions paid to common stockholders	(34,423)	(25,766)
Distributions paid to noncontrolling interests	(21)	(31)
Contributions from noncontrolling interests	460	25
Cash used in financing activities	(226,719)	(261,569)

Net change in cash, cash equivalents, and restricted cash	1,889	37,092
Cash, cash equivalents, and restricted cash at beginning of period	22,393	22,960
Cash, cash equivalents, and restricted cash at end of period	$24,282	$60,052

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

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of September 30, 2017, we owned interests in 20 operating office properties, one non-operating property, and two development properties, located in eight markets throughout the United States.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended September 30, 2017 and 2016, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2017, and December 31, 2016, and our results of operations and our cash flows for the periods ended September 30, 2017 and 2016.  These adjustments are of a normal recurring nature.

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

Real Estate

As of September 30, 2017, and December 31, 2016, the cost basis and accumulated depreciation and amortization related to our consolidated depreciable real estate properties and related lease intangibles were as follows (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of September 30, 2017
Cost	$1,626,216	$154,081	$4,976	$(52,062)
Less: accumulated depreciation and amortization	(504,144)	(63,534)	(4,433)	32,600
Net	$1,122,072	$90,547	$543	$(19,462)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2016
Cost	$1,579,157	$131,618	$5,005	$(42,537)
Less: accumulated depreciation and amortization	(535,516)	(70,672)	(4,107)	35,651
Net	$1,043,641	$60,946	$898	$(6,886)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of October 2017 to an ending date of June 2027.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

October 2017 - December 2017	$958
2018	$3,601
2019	$3,525
2020	$3,562
2021	$3,227

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Senior Vice President - Accounting, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. We had no impairment charges for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, we recorded a non-cash impairment charge totaling approximately $9.0 million related to the impairment of consolidated real estate assets assessed for impairment due to a change in management’s estimate of the intended hold periods.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the nine months ended September 30, 2017 and 2016.

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

Hurricane Harvey

During the third quarter of 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related damage as a result of Hurricane Harvey and its aftermath. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets as of September 30, 2017, and we incurred approximately $2.7 million of restoration costs during the three months ended September 30, 2017.

The write-off of the net book value of damaged assets and the restoration costs incurred during the three months ended September 30, 2017, have been offset by an estimated insurance recovery of approximately $17.7 million. Since we determined that it was probable of receipt, the estimated insurance recovery was recorded as a receivable as of September 30, 2017, and is included in “accounts receivable, net” on our condensed consolidated balance sheets. Subsequent to September 30, 2017, we have received approximately $3.0 million of these insurance recoveries.

To the extent that insurance proceeds ultimately exceed (1) the difference between the replacement costs and the net book value of damaged assets plus (2) the restoration costs incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

In addition, we recognized approximately $1.9 million of business interruption losses for the three months ended September 30, 2017,  related to rent abatements provided to tenants because the properties were inaccessible for a portion of the quarter. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss). We expect these losses to be recovered from insurance proceeds in subsequent quarters. These proceeds will be recognized as “rental revenue” in the period received.

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

We early adopted new Financial Accounting Standards Board (“FASB”) guidance on December 31, 2016, which changes the presentation of our statements of cash flows and related disclosures for all periods presented, and accordingly, the following is a summary of our total cash, cash equivalents, and restricted cash as presented in our statements of cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$10,959	$51,466
Restricted cash	13,323	8,586
Total cash, cash equivalents, and restricted cash	$24,282	$60,052

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Straight-line rental revenue receivable	$59,939	$68,287
Insurance receivable	17,713	—
Tenant receivables	3,716	5,047
Non-tenant receivables	1,396	691
Allowance for doubtful accounts	(27)	(2,566)
Total	$82,737	$71,459

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the nine months ended September 30, 2017 and 2016, we capitalized interest expense of approximately $1.0 million and $0.5 million, respectively, for unconsolidated entities with properties under development, which is included in our investments in unconsolidated entities on our condensed consolidated balance sheets.

 Other Intangible Assets, net

Other intangible assets consist of below-market ground leases on properties where a third party owns and has leased the underlying land to us. As of September 30, 2017, and December 31, 2016, the cost basis and accumulated amortization related to our consolidated other intangible assets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Cost	$2,978	$11,277
Less: accumulated amortization	(1,162)	(1,490)
Net	$1,816	$9,787

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended September 30, 2017 and 2016, was approximately $2.3 million and $0.3 million, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for the nine months ended September 30, 2017 and 2016, was approximately $6.1 million and $4.1 million, respectively. When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended September 30, 2017 and 2016, was approximately $0.4 million and $0.6 million, respectively. The total net increase to rental revenue due to this deferred rent for the nine months ended September 30, 2017 and 2016, was approximately $1.4 million and $2.5 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2017 and 2016, was approximately $1.1 million and $0.9 million, respectively. The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2017 and 2016, was approximately $2.9 million and $3.4 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended September 30, 2017 and 2016, we recognized lease termination fees of approximately $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, we recognized lease termination fees of approximately $0.5 million and $1.6 million, respectively.

3.            New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued guidance which affects accounting for certain aspects of share-based payments for employees. The guidance requires income statement recognition of income tax effects of the awards when the awards vest or are settled. The guidance also changes the employer’s accounting for forfeitures as well as for an employee’s use of shares to satisfy their income tax withholding obligations. We have elected to recognize forfeitures as they occur. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We adopted this guidance using the “modified retrospective” approach on January 1, 2017, and recorded a cumulative-effect adjustment of approximately $0.3 million to retained earnings to recognize forfeitures as they occur.
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
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, or “full retrospective” and one requiring prospective application of the new standard with disclosure of results under old standards, or “modified retrospective.” We expect to adopt this guidance using the “modified retrospective” approach effective January 1, 2018. We continue to evaluate the impact the guidance will have on our financial statements when adopted, but we believe the impact could primarily relate to revenue streams generated from activities other than leasing, such as development fees, sales of properties, and timing of revenue recognition.
In February 2016, the FASB issued updated guidance which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and is required to be adopted using the “modified retrospective” approach.  We expect to adopt this guidance effective January 1, 2019. Upon adoption, the Company will recognize a lease liability and a right-of-use asset for operating leases where it is the lessee, such as ground leases and office and equipment leases. For leases in which we are the lessor, we currently expect to separate lease components from non-lease components (such as common area maintenance), which will then be evaluated under the revenue recognition guidance described above. We continue to evaluate the impact this guidance will have on our financial statements when adopted.
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

In August 2017, the FASB issued updated guidance to simplify the application of hedge accounting, increase transparency as to the scope and results of hedging programs, and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. The transition guidance provides the option of early adoption using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require recognizing the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the update is adopted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

4.           Real Estate Activities

Sales of Real Estate
The following table presents our sales of real estate for the nine months ended September 30, 2017 (in thousands):

Property Name	Date of Sale	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
Buena Vista Plaza	01/18/17	Burbank, CA	115	$52,500	$47,498
Three Parkway	03/01/17	Philadelphia, PA	561	95,000	91,876
Eisenhower I (1)	03/13/17	Tampa, FL	130	31,400	30,742
Third + Shoal (2)	03/31/17	Austin, TX	N/A	14,955	14,525
Louisville Portfolio (3)	06/26/17	Louisville, KY	678	71,500	68,626
			1,484	$265,355	$253,267
__________________

(1)	We may be entitled to receive an additional $3.0 million subject to certain future events.

(2)	We sold a 50% interest in the entity that owns a 95% interest in the Third + Shoal development property.

(3)	The Louisville Portfolio consists of five properties located in Louisville, Kentucky.
Properties that have been sold contributed net income of less than $0.1 million and net loss of approximately $3.8 million to our net loss for the three months ended September 30, 2017 and 2016, respectively. Properties that have been sold contributed net income of approximately $2.5 million and net loss of approximately $9.2 million to our net income (loss) for the nine months ended September 30, 2017 and 2016, respectively. These amounts include charges for impairment and exclude any gains on the sales of these properties.

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

Real Estate Held for Sale

We had no properties held for sale as of September 30, 2017. As of December 31, 2016, four of our properties (One Oxmoor Place, Steeplechase Place, Lakeview, and Hunnington) were held for sale. These four properties were sold in June 2017. The major classes of assets and obligations associated with real estate held for sale as of December 31, 2016, were as follows (in thousands):

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

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the nine months ended September 30, 2017, we capitalized a total of approximately $18.3 million, including approximately $0.9 million in interest. For the nine months ended September 30, 2016, we capitalized a total of approximately $7.8 million, which included approximately $0.2 million capitalized interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of September 30, 2017, and December 31, 2016 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Domain Junction LLC (1)	Domain 2 & Domain 7	100.00%	49.84%	$—	$9,770
Domain Junction 8 Venture LLC (2)(3)	Domain 8	50.00%	50.00%	1,544	18,093
TR 208 Nueces Member, LLC (4)	Third + Shoal	47.50%	95.00%	32,433	—
COLDC 54 Holdings, LLC (3)(5)	Colorado Building	—	10.00%	—	711
GSTDC 72 Holdings, LLC (3)(5)	1325 G Street	—	10.00%	—	3,719
1301 Chestnut Associates, L.P. (6)	Wanamaker Building	1.10%	60.00%	—	44,520
Total (7)		`		$33,977	$76,813
_________________

(1)	On January 4, 2017, we acquired our unrelated third party’s 50.16% interest in Domain Junction LLC increasing our ownership interest to 100%, and these properties were consolidated.

(2)	All major decisions for this entity are made by the other owner.

(3)
We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment. At September 30, 2017, these VIEs have total assets of approximately $82.1 million and total liabilities of approximately $87.6 million. At December 31, 2016, our VIEs had total assets of approximately $353.5 million and total liabilities of approximately $262.8 million.

(4)	On March 31, 2017, we sold a 50% interest in the entity that owns a 95% interest in Third + Shoal, resulting in this property being deconsolidated as control of this property is now shared.

(5)	On April 27, 2017, the Colorado Building and 1325 G Street were sold for a combined contract sales price of $259.0 million (at 100%).

(6)
On January 17, 2017, we sold substantially all of our noncontrolling investment in 1301 Chestnut Associates, L.P. At September 30, 2017, our remaining 1.1% interest is accounted for using the cost method and is included in “prepaid expenses and other assets” on our condensed consolidated balance sheet.

(7)
Our investment in unconsolidated entities at September 30, 2017, and December 31, 2016, includes basis adjustments that total approximately $9.1 million and $7.2 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership and in 2017, include combined gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million. For the three months ended September 30, 2017 and 2016, we recorded income of approximately $0.1 million and $0.6 million, respectively, for our share of equity in operations from our investments in unconsolidated entities. For the nine months ended September 30, 2017 and 2016, we recorded income of approximately $6.4 million and $1.9 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

7.          Notes Payable, net

Our notes payable, net were approximately $782.4 million as of September 30, 2017. Approximately $191.7 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $253.5 million as of September 30, 2017. As of September 30, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $73.0 million. As of September 30, 2017, the stated annual interest rates on our outstanding debt, ranged from approximately 2.59% to 6.09%. As of September 30, 2017, the effective weighted average interest rate for our debt is approximately 3.74%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.05% as of September 30, 2017, for our debt and additional interest expense of approximately $1.8 million for the nine months ended September 30, 2017. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.8 million as of September 30, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of September 30, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Excluding debt already matured as detailed above, our outstanding debt has maturity dates that range from December 2018 to January 2023. The following table provides information regarding the timing of principal payments of our notes payable, net as of September 30, 2017 (in thousands):

Principal payments due in:
October 2017 - December 2017	$48,518
2018	24,501
2019	301,589
2020	1,670
2021	72,416
Thereafter	341,000
Less: unamortized debt issuance costs (1)	(7,308)
Notes payable, net	$782,386
________________

(1)
Excludes approximately $1.7 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of September 30, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and $23.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $242.8 million under the facility as a whole. As of September 30, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.22%.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2017, and December 31, 2016 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
September 30, 2017
Derivative financial instruments:
Assets	$1,123	$—	$1,123	$—
Liabilities	$(303)	$—	$(303)	$—

December 31, 2016
Derivative financial instruments:
Assets	$1,182	$—	$1,182	$—
Liabilities	$(1,652)	$—	$(1,652)	$—

Financial Instruments not Reported at Fair Value

Financial instruments held at September 30, 2017, and December 31, 2016, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, distributions payable, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of September 30, 2017, and December 31, 2016, are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$789,694	$794,132	$834,131	$837,878
Less: unamortized debt issuance costs	(7,308)		(7,348)
Notes payable, net	$782,386		$826,783

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of September 30, 2017. The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2017, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of September 30, 2017, and December 31, 2016 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Interest rate swaps	$1,123	$1,182	$(303)	$(1,652)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives (effective portion)
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps	$531	$2,602	$1,299	$(12,810)

	Amount reclassified from OCI into income (effective portion)
	Three Months Ended		Nine Months Ended
Location	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense (1)	$664	$1,654	$2,863	$5,083
______________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

	Three Months Ended		Nine Months Ended
Location	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense (1)	$8	$(1,534)	$9	$407
_____________

(1)
Represents the portion of the change in fair value of our interest rate swaps as (income) or expense attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $1.4 million will be reclassified as an increase to interest expense.

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

As of September 30, 2017, we had not been declared in default on any of our derivative obligations. As of September 30, 2017, the fair value of our derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.3 million.  As of September 30, 2017, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under the agreements at the termination value of approximately $0.3 million.

10.          Commitments and Contingencies

As of September 30, 2017, we had commitments of approximately $19.7 million for future tenant improvements and leasing commissions.

We have employment agreements with five of our executive officers.  The term of each employment agreement ends on February 10, 2020, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of September 30, 2017, we would have recognized approximately $12.7 million in related compensation expense.

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

Stock options. As of September 30, 2017, we had no outstanding stock options. As of September 30, 2016, we had outstanding options held by our independent directors to purchase 8,330 shares of our common stock at a weighted average exercise price of approximately $40.13 per share.

Restricted stock units. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from February 2018 to June 2018. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	39,255	$16.45	28,705	$18.29
Issued	19,672	$17.03	18,275	$15.05
Converted	(39,255)	$16.45	(7,725)	$19.96
Outstanding at the end of the period (1)	19,672	$17.03	39,255	$16.45
_____________

(1)	As of September 30, 2017, none of the RSUs held by our independent directors are vested.

In 2016, 111,063 RSUs were issued to employees with a grant price of $15.26 per unit. During the nine months ended September 30, 2017, 97,557 RSUs were issued to employees with a weighted average grant price of $18.10 per unit. These units vest on December 31, 2018 and December 31, 2019, respectively, at which time they will be converted into a number of shares of common stock, which could range from zero shares to 222,126 shares at December 31, 2018, and zero shares to 195,114 shares at December 31, 2019. The actual number of shares of common stock issued will be based on our annualized total stockholder return (“TSR”) percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the NAREIT Office Index (unweighted), and the TSR of a select group of peer companies. Compensation cost is measured at the grant date, based on the estimated fair value of the award ($19.18 per unit for the 2016 grants and $20.95 per unit for the 2017 grants) as determined by a Monte Carlo simulation-based model using the assumptions outlined in the table below. Any forfeitures of awards are recognized as they occur.

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

The following is a summary of the number of shares of restricted stock outstanding as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	246,805	$20.74	281,905	$22.46
Issued	121,860	$17.88	119,523	$15.19
Forfeiture	(20,089)	$17.53	(8,406)	$19.98
Restrictions lapsed	(57,553)	$25.64	(59,673)	$25.64
Outstanding at the end of the period	291,023	$18.79	333,349	$19.34

For both the three months ended September 30, 2017 and 2016, we recognized a total of approximately $1.1 million for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. For the nine months ended September 30, 2017 and 2016, we recognized a total of approximately $3.0 million and $3.1 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of September 30, 2017, the total remaining compensation cost on unvested awards was approximately $4.6 million, with a weighted average remaining contractual life of approximately 1.2 years.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income (loss) attributable to common stockholders	$(8,041)	$(1,025)	$94,161	$(23,084)
Less: net income allocated to participating securities	—	—	(568)	—
Numerator for basic net income (loss) per share	$(8,041)	$(1,025)	$93,593	$(23,084)
Add: undistributed net income allocated to participating securities	—	—	410	—
Less: undistributed net income re-allocated to participating securities	—	—	(406)	—
Numerator for diluted net income (loss) per share (1)	$(8,041)	$(1,025)	$93,597	$(23,084)

Denominator:
Weighted average common shares outstanding - basic	47,550	47,413	47,532	47,403
Effect of dilutive securities	—	—	424	—
Weighted average common shares outstanding - diluted	47,550	47,413	47,956	47,403

Basic net income (loss) per common share	$(0.17)	$(0.02)	$1.97	$(0.49)
Diluted net income (loss) per common share	$(0.17)	$(0.02)	$1.95	$(0.49)

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	753	480	27	435
_______________

(1)	In periods where there is no undistributed net income to allocate to participating securities, the treasury stock method is used to calculate dilutive securities.

13.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Interest paid, net of amounts capitalized	$18,727	$29,904
Income taxes paid	$404	$2,001

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$14,539	$10,698
Liabilities assumed through the purchase of real estate	$3,267	$—
Escrow deposit applied to purchase of real estate	$14,000	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$13,804	$—
Acquisition of controlling interest in unconsolidated entity	$9,770	$—
Accrued insurance receivable for property damages	$15,000	$—

Non-cash financing activities:
Cancellation of Series A Convertible Preferred Stock	$—	$2,700
Mortgage notes assumed (1)	$146,000	$—
Unrealized gain on interest rate derivatives	$1,299	$—
Unrealized loss on interest rate derivatives	$—	$12,810
Accrual for distributions declared	$—	$8,602
 _________________

(1)
The approximately $146.0 million mortgage notes assumed during the nine months ended September 30, 2017, includes approximately $66.0 million of debt assumed when we acquired Legacy District One, approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during the nine months ended September 30, 2017.

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
Overview
As of September 30, 2017, we owned interests in 20 operating office properties with approximately 7.4 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and two development properties that will consist of approximately 669,000 rentable square feet. Our properties are located in eight markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

As an owner of real estate, our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our target markets are, and will continue to be, important factors in predicting our future operating results.

The key components affecting our rental revenue are occupancy, rental rates, operating cost recovery income, new developments when completed, acquisitions, and dispositions. Occupancy generally increases during times of declining supply or economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Occupancy generally decreases during times of oversupply or economic decline, when new vacancies tend to outpace our ability to lease space. Acquisitions, dispositions, and new developments when completed directly impact our rental revenue and could impact our occupancy, depending upon the occupancy of the properties that are acquired, sold, or completed. A further indicator of the predictability of future revenues is the expected lease expirations at our operating properties. As a result, in addition to seeking to increase our occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration.

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
Substantially Complete Portfolio Repositioning While Balancing Market Concentration
Our objective for 2017 has been to exit four or more non-target markets yielding between $400 million and $500 million of proceeds that will be allocated to highly selective strategic investment opportunities. In the first nine months of 2017, we have exited five non-target markets and generated gross proceeds of approximately $390.6 million from the sales of 11 properties: Buena Vista Plaza in Burbank, California; the Wanamaker Building and Three Parkway in Philadelphia, Pennsylvania; Eisenhower I in Tampa, Florida; 1325 G Street and the Colorado Building (two properties located in Washington, D.C. in which we owned a 10% interest); and the Louisville Portfolio (five properties) located in Louisville, Kentucky. Exiting these properties has allowed us to substantially complete our portfolio repositioning and provided capital to reinvest into our target markets.

Our objective for 2017 was to invest between $100 million and $225 million in target growth markets through a combination of prudent development and our strategic acquisition efforts. In the first nine months of 2017, we acquired an unrelated third party’s 50.16% interest in Domain 2 and Domain 7 in Austin, Texas, for a contract purchase price of approximately $51.2 million plus the assumption of approximately $40.1 million in mortgage debt, and we acquired Legacy District One in Plano, Texas, for a contract purchase price of approximately $123.3 million, including our assumption of approximately $66.0 million of mortgage debt. We have also continued the execution of our build-to-core development program, commencing with the development of Third + Shoal and Domain 11, and the completion of the Domain 8 development which delivered at 100% leased, all strategically located within TIER1 submarkets in Austin, Texas. Finally, we will continue to remain disciplined as we seek to acquire additional properties that specifically align with our strategy, provide a competitive edge within TIER1 submarkets, and demonstrate a clear path to long-term value creation for our stockholders.

Manage Capital Expenditures to Sustain Dividend Coverage
We intend to actively manage our capital expenditures with the objective of balancing leasing capital and competitive building improvements that we believe are important to maintain and/or create value with the goal of full and sustainable dividend coverage, such as the recent redevelopment of our Bank of America Plaza lobby. We expect our recycling efforts noted above will allow us to manage our capital expenditures by: (1) enhancing the overall quality of the portfolio; (2) reducing the average age of our real estate assets; and (3) leveraging the existing property management team, thereby resulting in operating efficiencies within each market.

Maintain Portfolio Occupancy Despite Known Challenges in the Houston Market
We are focused on maintaining occupancy across our portfolio despite tenant vacancies in our Houston portfolio. The leasing environment remains strong in the majority of our markets, though risks exist in our general exposure to the Houston market that continues to be hampered by low and volatile oil prices, recent office deliveries, and sublease space, as well as the impact of Hurricane Harvey. We estimate, but can provide no assurance that, our total portfolio should be between 89.0% and 89.5% occupied as of December 31, 2017. As of September 30, 2017, our total portfolio of operating properties was 88.3% occupied.
The following table sets forth information regarding our leasing activity for the three and nine months ended September 30, 2017:

Three months ended September 30, 2017	Renewal	Expansion	New	Total
Square feet leased	515,000	—	80,000	595,000
Weighted average lease term (in years)	3.3	—	6.9	3.8
Increase in weighted average net rental rates per square foot per year (1)	$4.30	—	$4.04	$4.26
% increase in weighted average net rental rates per square foot per year	41%	—	22%	37%
Leasing cost per square foot per year (2)	$1.81	—	$7.72	$3.27

Nine months ended September 30, 2017
Square feet leased	888,000	60,000	179,000	1,127,000
Weighted average lease term (in years)	5.6	5.9	8.1	6.0
Increase in weighted average net rental rates per square foot per year (1)	$3.89	$7.11	$5.87	$4.32
% increase in weighted average net rental rates per square foot per year	34%	35%	35%	34%
Leasing cost per square foot per year (2)	$2.88	$6.02	$7.63	$4.28
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
Three months ended September 30, 2017, as compared to the three months ended September 30, 2016
Rental Revenue.  Rental revenue for the three months ended September 30, 2017, was approximately $50.9 million as compared to approximately $56.0 million for the three months ended September 30, 2016, a $5.1 million decrease. Our non-same store properties had a decrease of approximately $2.5 million in rental revenue primarily due to a decrease of approximately $9.5 million from the sale of properties, partially offset by an increase of approximately $7.1 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $2.6 million primarily as a result of approximately $1.9 million of rent abatements provided to tenants at our Eldridge Properties because the properties were inaccessible for a portion of the quarter in 2017, a decrease in occupancy resulting in a decrease of approximately $1.4 million, a decrease of approximately $0.6 million due to lower recoverable property operating expenses, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $0.4 million, and increased free rent concessions resulting in a decrease in rental revenue of approximately $0.3 million. These decreases were partially offset by an increase in straight-line rent and lease incentive adjustments of approximately $1.3 million and an increase in rental rates of approximately $0.7 million.
Property Operating Expenses. Property operating expenses for the three months ended September 30, 2017, were approximately $13.2 million as compared to approximately $16.3 million for the three months ended September 30, 2016, a $3.1 million decrease. Our non-same store properties had a decrease of approximately $3.0 million primarily due to a decrease of approximately $3.6 million from the sale of properties, partially offset by an increase of approximately $0.7 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.1 million, primarily due to lower utilities expense.
Interest Expense.  Interest expense for the three months ended September 30, 2017, was approximately $8.4 million as compared to approximately $9.0 million for the three months ended September 30, 2016, and was comprised of interest expense and amortization of deferred financing fees. The $0.6 million decrease was primarily due to lower overall borrowings which reduced our interest expense by approximately $1.7 million and increased capitalized interest which reduced our interest expense by approximately $0.4 million, partially offset by an increase to interest expense of approximately $1.5 million due to interest rate hedge ineffectiveness income recorded in 2016.

Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the three months ended September 30, 2017, and for the three months ended September 30, 2016 were approximately $8.4 million. Our non-same store properties had an increase of approximately $0.8 million primarily due to an increase of approximately $1.3 million from acquired and newly consolidated properties, partially offset by a decrease of approximately $0.5 million from the sale of properties. Our same store properties had a decrease of approximately $0.8 million primarily due to lower estimated assessed values in certain markets in 2017.
Asset Impairment Losses. We had no asset impairment losses for the three months ended September 30, 2017. We had approximately $4.2 million in asset impairment losses for the three months ended September 30, 2016, related to assets assessed for impairment primarily due to a change in management’s estimate of the intended hold periods.

General and Administrative.  General and administrative expenses for the three months ended September 30, 2017, were approximately $5.2 million as compared to approximately $5.5 million for the three months ended September 30, 2016, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $0.3 million decrease is primarily due to lower payroll costs.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2017, was approximately $23.8 million as compared to approximately $25.1 million for the three months ended September 30, 2016, a $1.3 million decrease. Our non-same store properties had a decrease of approximately $0.4 million primarily due to a decrease of approximately $4.3 million from the sale of properties, partially offset by an increase of approximately $3.9 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.9 million primarily due to accelerated depreciation and amortization expense in 2016 as a result of certain early lease terminations.
Equity in Operations of Investments. Equity in operations of investments for the three months ended September 30, 2017, was approximately $0.1 million as compared to approximately $0.6 million for the three months ended September 30, 2016, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.5 million decrease was due to decreases in earnings of our unconsolidated investments, primarily due to the sale of the Wanamaker Building.
Gain on Sale of Assets. We had no gain on sale of assets for the three months ended September 30, 2017. We had approximately $10.8 million in gain on sale of assets for the three months ended September 30, 2016, primarily related to our sale of the Hurstbourne Business Center.
Nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016
Rental Revenue.  Rental revenue for the nine months ended September 30, 2017, was approximately $161.8 million as compared to approximately $188.7 million for the nine months ended September 30, 2016, a $26.9 million decrease. Our non-

same store properties had a decrease of approximately $22.5 million in rental revenue primarily due to a decrease of approximately $37.4 million from the sale of properties, partially offset by an increase of approximately $15.3 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $4.4 million, primarily as a result of increased free rent concessions resulting in a decrease in rental revenue of approximately $2.8 million, a decrease in occupancy resulting in a decrease of approximately $2.6 million, approximately $1.9 million of rent abatements provided to tenants at our Eldridge Properties because the properties were inaccessible for a portion of the third quarter in 2017, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.6 million, a decrease of approximately $1.5 million due to higher property operating expense reimbursements, and a decrease in lease termination fee income of approximately $1.2 million. These decreases were partially offset by an increase in rental rates of approximately $5.2 million, an increase in straight-line rent and lease incentive adjustments of approximately $1.5 million, and an increase in parking and other income of approximately $0.5 million.
Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2017, were approximately $41.8 million as compared to approximately $56.6 million for the nine months ended September 30, 2016, a $14.8 million decrease. Our non-same store properties had a decrease of approximately $13.5 million primarily due to a decrease of approximately $15.0 million from the sale of properties, partially offset by an increase of approximately $1.9 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $1.3 million, primarily due to lower repairs and maintenance expense, utilities expense, and lower bad debt expense.
Interest Expense.  Interest expense for the nine months ended September 30, 2017, was approximately $25.4 million as compared to approximately $34.7 million for the nine months ended September 30, 2016, and was comprised of interest expense and amortization of deferred financing fees. The $9.3 million decrease was primarily due to lower overall borrowings which reduced our interest expense by approximately $7.8 million, increased capitalized interest which reduced our interest expense by approximately $1.2 million, and a decrease of approximately $0.4 million related to lower interest rate hedge ineffectiveness expense.
Real Estate Taxes.  Real estate taxes from our consolidated real estate properties for the nine months ended September 30, 2017, were approximately $25.8 million as compared to approximately $28.8 million for the nine months ended September 30, 2016, a $3.0 million decrease. Our non-same store properties had a decrease of approximately $2.1 million primarily due to a decrease of $4.9 million from the sale of properties, partially offset by an increase of approximately $2.8 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.9 million primarily due to increased tax refunds received in 2017.
Asset Impairment Losses. We had no asset impairment losses for the nine months ended September 30, 2017. We had approximately $9.0 million in asset impairment losses for the nine months ended September 30, 2016, related to assets assessed for impairment primarily due to a change in management’s estimate of the intended hold periods.

General and Administrative.  General and administrative expenses for the nine months ended September 30, 2017, were approximately $16.5 million as compared to approximately $17.9 million for the nine months ended September 30, 2016, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses.  The $1.4 million decrease is primarily due to lower payroll costs.
Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2017, was approximately $71.0 million as compared to approximately $88.0 million for the nine months ended September 30, 2016, a $17.0 million decrease. Our non-same store properties had a decrease of approximately $9.7 million primarily due to a decrease of approximately $17.4 million from the sale of properties, partially offset by an increase of approximately $7.8 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $7.3 million primarily due to accelerated depreciation and amortization expense in 2016 as a result of certain early lease terminations.

Loss on Early Extinguishment of Debt. We had an approximately $0.5 million loss on early extinguishment of debt for the nine months ended September 30, 2017, primarily comprised of prepayment costs and write-off of deferred financing fees related to early payoffs of debt. We had no loss on early extinguishment of debt for the nine months ended September 30, 2016.

Equity in Operations of Investments. Equity in operations of investments for the nine months ended September 30, 2017, was approximately $6.4 million as compared to approximately $1.9 million for the nine months ended September 30, 2016, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $4.5 million increase was due to a gain on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by decreases in earnings of our unconsolidated investments, primarily due to the sale of the Wanamaker Building.

Gain on Sale of Assets. We had approximately $92.0 million in gain on sale of assets for the nine months ended September 30, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building. We had approximately $21.5 million in gain on sale of assets for the nine months ended September 30, 2016, primarily related to our sales of Lawson Commons, FOUR40, and the Hurstbourne Business Center.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the nine months ended September 30, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value. We had no gain on remeasurement of investment in unconsolidated entities for the nine months ended September 30, 2016.
Cash Flow Analysis
Nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016
Cash provided by operating activities was approximately $42.0 million for the nine months ended September 30, 2017. Cash provided by operating activities for the nine months ended September 30, 2016, was approximately $36.0 million. The $6.0 million increase is primarily attributable to (1) approximately $12.7 million more cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; partially offset by (2) an increase in cash paid for lease commissions and other lease intangibles of approximately $3.6 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $3.1 million more net cash outflows from working capital assets and liabilities in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.
Cash provided by investing activities for the nine months ended September 30, 2017, was approximately $186.6 million and was primarily comprised of proceeds from the sale of assets of approximately $330.0 million and return of investments of approximately $23.4 million primarily due to proceeds received from a loan that was refinanced, partially offset by purchases of real estate of approximately $93.0 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $45.6 million, investments in unconsolidated entities of approximately $19.2 million related to development activities at an unconsolidated property, and escrow deposits for anticipated real estate purchases of approximately $9.0 million. Cash provided by investing activities for the nine months ended September 30, 2016, was approximately $262.6 million and was primarily comprised of proceeds from the sale of assets of approximately $290.1 million and return of investments of approximately $16.9 million primarily due to proceeds received from a loan that was refinanced, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $40.6 million, and investments in unconsolidated entities of approximately $3.8 million related to development activities at an unconsolidated property.
Cash used in financing activities for the nine months ended September 30, 2017, was approximately $226.7 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $192.4 million and distributions of approximately $34.4 million. Cash used in financing activities for the nine months ended September 30, 2016, was approximately $261.6 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $235.5 million and distributions of approximately $25.8 million.
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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three and nine months ended September 30, 2017 and 2016, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items. The table below is presented in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$(8,051)	$(1,028)	$94,211	(23,112)
Noncontrolling interests	10	3	(50)	28
Net income (loss) attributable to common stockholders	(8,041)	(1,025)	94,161	(23,084)
Adjustments:
Real estate depreciation and amortization from consolidated properties	23,653	25,062	70,641	87,351
Real estate depreciation and amortization from unconsolidated properties	289	2,058	986	6,108
Real estate depreciation and amortization - noncontrolling interests	—	—	—	(6)
Impairment of depreciable real estate	—	4,151	—	8,977
Gain on sale of depreciable real estate	—	(10,837)	(98,725)	(21,586)
Gain on remeasurement of investment in unconsolidated entities	—	—	(14,168)	—
Taxes associated with sale of depreciable real estate	—	(152)	—	(88)
Noncontrolling interests	(16)	(18)	23	(57)
FFO attributable to common stockholders	15,885	19,239	52,918	57,615

Severance charges	—	—	451	493
Interest rate hedge ineffectiveness expense (income) (1)	8	(1,534)	9	407
Loss on early extinguishment of debt	—	—	545	—
Default interest (2)	616	619	1,827	1,852
Noncontrolling interests	(1)	—	(2)	(2)
FFO attributable to common stockholders, excluding certain items	$16,508	$18,324	$55,748	$60,365
Weighted average common shares outstanding - basic	47,550	47,413	47,532	47,403
Weighted average common shares outstanding - diluted (3)	48,160	47,846	47,956	47,796
Net income (loss) per common share - diluted (3)	$(0.17)	$(0.02)	$1.95	$(0.49)
FFO per common share - diluted	$0.33	$0.40	$1.10	$1.21
FFO, excluding certain items, per common share - diluted	$0.34	$0.38	$1.16	$1.26
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

Rent abatements of approximately $1.9 million were provided to tenants at the Eldridge Properties during the third quarter of 2017 because the buildings were inaccessible for a portion of the quarter. We expect these losses to be recovered from insurance proceeds in subsequent quarters. For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 24.

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

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands). The same store properties for these comparisons consist of 18 operating properties and 6.6 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as unconsolidated and at their prior year ownership percentage of 49.84% in both periods.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Same Store Revenue:
Rental revenue	$42,553	$45,180	$133,484	$137,862
Less: Lease termination fees	(55)	(256)	(275)	(1,442)
	42,498	44,924	133,209	136,420

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	11,843	12,132	35,553	36,963
Real estate taxes	6,905	7,642	21,657	22,645
Property management fees	25	44	66	150
Property Expenses	18,773	19,818	57,276	59,758
Same Store NOI - consolidated properties	23,725	25,106	75,933	76,662
Same Store NOI - unconsolidated properties (at ownership %)	1,394	851	4,067	2,339
Same Store NOI	$25,119	$25,957	$80,000	$79,001

Increase (decrease) in Same Store NOI	(3.2)%		1.3%

Same Store NOI - consolidated properties	$23,725	$25,106	$75,933	$76,662
Less:
Straight-line rent revenue adjustment	(1,990)	(677)	(5,666)	(4,170)
Above- and below-market rent amortization	(648)	(1,035)	(2,017)	(3,603)
Same Store Cash NOI - consolidated properties	21,087	23,394	68,250	68,889
Same Store Cash NOI - unconsolidated properties (at ownership %)	1,116	725	3,313	1,975
Same Store Cash NOI	$22,203	$24,119	$71,563	$70,864

Increase (decrease) in Same Store Cash NOI	(7.9)%		1.0%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$(8,051)	$(1,028)	$94,211	$(23,112)
Adjustments:
Interest expense	8,406	9,005	25,421	34,692
Asset impairment losses	—	4,151	—	8,977
Tenant improvement demolition costs	127	306	242	445
General and administrative	5,157	5,529	16,490	17,853
Depreciation and amortization	23,785	25,133	70,966	87,974
Interest and other income	(170)	(248)	(1,271)	(866)
Loss on early extinguishment of debt	—	—	545	—
Provision for income taxes	202	4	297	467
Equity in operations of investments	(67)	(646)	(6,367)	(1,884)
Gain on sale of assets	—	(10,777)	(92,012)	(21,526)
Gain on remeasurement of investment in unconsolidated entities	—	—	(14,168)	—
Net operating income of non-same store properties	(5,609)	(6,067)	(18,146)	(24,916)
Lease termination fees	(55)	(256)	(275)	(1,442)
Same Store NOI of unconsolidated properties (at ownership %)	1,394	851	4,067	2,339
Same Store NOI	25,119	25,957	80,000	79,001
Straight-line rent revenue adjustment	(1,990)	(677)	(5,666)	(4,170)
Above- and below-market rent amortization	(648)	(1,035)	(2,017)	(3,603)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(278)	(126)	(754)	(364)
Same Store Cash NOI	$22,203	$24,119	$71,563	$70,864

Rent abatements of approximately $1.9 million were provided to tenants at the Eldridge Properties during the third quarter of 2017 because the buildings were inaccessible for a portion of the quarter. We expect these losses to be recovered from insurance proceeds in subsequent quarters. For a more detailed discussion of certain of the changes in the factors listed above, refer to “Results of Operations” beginning on page 24.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of approximately $11.0 million and restricted cash of approximately $13.3 million.  We also have a credit facility with a borrowing capacity of $860.0 million (as described in more detail below). As of September 30, 2017, we had approximately $598.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $242.8 million under the credit facility as a whole.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. During the nine months ended September 30, 2017, we paid off approximately $153.4 million of mortgage debt before maturity. As of September 30, 2017, approximately $71.2 million of debt, including our share of debt at our unconsolidated properties, has matured or matures before the end of 2018. We expect to pay off this debt with cash provided by operating activities, proceeds from the dispositions of properties, borrowings under our credit facility, or other refinancings, although there can be no assurance regarding such repayment.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $782.4 million as of September 30, 2017. Approximately $191.7 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $253.5 million as of September 30, 2017. As of September 30, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $73.0 million. As of September 30, 2017, the stated annual interest rates on our outstanding debt ranged from approximately 2.59% to 6.09%. As of September 30, 2017, the effective weighted average interest rate for our debt is approximately 3.74%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.05% as of September 30, 2017, for our debt and additional interest expense of approximately $1.8 million for the nine months ended September 30, 2017. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.8 million as of September 30, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of September 30, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt (excluding the default debt) has maturity dates that range from December 2018 to January 2023.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 basis points to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of September 30, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and $23.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $242.8 million under the facility as a whole. As of September 30, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.22%.

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

On August 2, 2017, our board of directors authorized a cash distribution of $0.18 per share of common stock for the third quarter of 2017, which was paid on September 29, 2017. On November 3, 2017, our board of directors authorized a cash distribution of $0.18 per share of common stock for the fourth quarter of 2017. The distribution will be paid on December 29, 2017, to stockholders of record on December 15, 2017. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

ATM Program
On May 10, 2017, we established an “at the market” equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125,000,000, in amounts and at times as we determine from time to time. We have no obligation to sell any of such shares. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility. During the three months ended September 30, 2017, we did not issue any shares of common stock under the ATM Program.
Hurricane Harvey
During the third quarter of 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. For the three months ended September 30, 2017, we provided rent abatements of approximately $1.9 million to tenants because the properties were inaccessible for a portion of the quarter. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets as of September 30, 2017, and we incurred approximately $2.7 million of restoration costs during the three months ended September 30, 2017. We expect to incur additional costs over a period of time to fully restore the condition of the properties.
We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Insurance payments to us may be delayed, which could have a material adverse impact on our results prior to our receipt of such payments. In addition, our results of operations may be adversely impacted to the extent that our insurance coverage does not cover all of the losses that we expect or in connection with litigation relating to the property damage, insurance claims or lease disputes arising out of Hurricane Harvey and its aftermath. To the extent that we are unable to sufficiently restore the condition of each of the buildings, primarily comprised of the first floor of each building and mechanical systems, in a timely manner, our tenants at these properties may have a right to terminate their leases, which could materially impact our results of operations, particularly if we are unable to recover potential losses through insurance coverage or we are unable to lease the space to new tenants on a timely basis or at comparable rates. To date, one tenant has delivered a purported notice of termination relating to a significant lease; however, we have contested such notice and discussions between the parties are ongoing. There can be no assurances as to the results of such discussions or whether other tenants might exercise or purport to exercise a termination right.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of September 30, 2017, we had approximately $598.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase or decrease in interest rates on our variable rate debt outstanding as of September 30, 2017, would result in a net increase or decrease in total annual interest incurred of approximately $0.7 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates on our variable rate debt outstanding as of September 30, 2017, would result in a net increase in the fair value of our interest rate swaps of approximately $16.5 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of September 30, 2017, would result in a net decrease in the fair value of our interest rate swaps of approximately $17.3 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.

Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and except for the risk factor below, there were no other material changes to the risk factors disclosed in Part I, “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Our Eldridge Properties sustained flood-related damage as a result of Hurricane Harvey and its aftermath, and the impact of such damage could adversely impact our financial condition and results of operations.
During the third quarter of 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. For the three months ended September 30, 2017, we provided rent abatements of approximately $1.9 million to tenants because the properties were inaccessible for a portion of the quarter. We incurred approximately $2.7 million of restoration costs during the three months ended September 30, 2017. We expect to incur additional costs over a period of time to fully restore the condition of the properties.
We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Insurance payments to us may be delayed, which could have a material adverse impact on our results prior to our receipt of such payments. In addition, our results of operations may be adversely impacted to the extent that our insurance coverage does not cover all of the losses that we expect or in connection with litigation relating to the property damage, insurance claims or lease disputes arising out of Hurricane Harvey and its aftermath. To the extent that we are unable to sufficiently restore the condition of each of the buildings, primarily comprised of the first floor of each building and mechanical systems, in a timely manner, our tenants at these properties may have a right to terminate their leases, which could materially impact our results of operations, particularly if we are unable to recover potential losses through insurance coverage or we are unable to lease the space to new tenants on a timely basis or at comparable rates. To date, one tenant has delivered a purported notice of termination relating to a significant lease; however, we have contested such notice and discussions between the parties are ongoing. There can be no assurances as to the results of such discussions or whether other tenants might exercise or purport to exercise a termination right.

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
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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

TIER REIT, INC.
Dated: November 8, 2017	By:	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)