Form 10-K
period 2017-12-31
TIER REIT INC
filed 2018-02-12
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $878.6 million, computed by reference to the closing price of our common stock on the New York Stock Exchange of $18.48 per share.

As of February 1, 2018, the registrant had 47,793,481 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, relating to its 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Registrant intends to file such Definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year.

TIER REIT, Inc.
FORM 10-K
Year Ended December 31, 2017

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to acquire or sell certain properties, our intentions with respect to development activity, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “would,” “could,” “should,” “objectives,” “strategies,” “opportunities,” “goals,” “position,” “future,” “vision,” “mission,” “strive,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

As of December 31, 2017, we owned interests in 20 operating office properties, one non-operating property, and two development properties located in eight markets throughout the United States. Our corporate offices are located at 5950 Sherry Lane, Suite 700, Dallas, Texas 75225, and our telephone number is (972) 483-2400.

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

Our investment efforts are concentrated on our seven target growth markets of Austin, Dallas, Houston, Charlotte, Nashville, Atlanta, and Denver.

2018 Key Objectives

Looking forward, we intend to grow in a prudent manner that reinforces our fundamental strategy of owning and operating best-in-class office properties within TIER1 submarkets in our seven target growth markets. Provided accommodative market conditions persist, we expect development to comprise a significant portion of our investment activity over the next several years.

As we move into 2018, our business strategy for the upcoming year includes the following four objectives: (1) optimize value in select investments and redeploy capital to create additional value; (2) expand our active development pipeline; (3) extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth; and (4) reduce leverage and extend our weighted average debt maturity. There can be no assurance regarding our achievement of any of our objectives.
Optimize value in select investments and redeploy capital to create additional value

We will seek to sell remaining properties located outside of our target growth markets and divest of select non-core properties in our target markets as we determine that capital can be more efficiently allocated for long-term value creation. In certain instances, we may reallocate capital between target growth markets to balance relative market concentration.

Expand our active development pipeline

Development will remain an important component of our strategy in 2018; however, we will remain disciplined as we continue our build-to-core development program. Provided certain conditions are met, we would look to proceed with the development of one or more of our remaining land sites in 2018 that are strategically located within our TIER1 submarkets.

Extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth

Our weighted average in-place lease term was 6.0 years as of December 31, 2017.  Through our recent and active development projects, we intend to extend our weighted average in-place lease term, which we believe provides protection from market and industry concentration as well as drives cash flow growth from both superior yields and lower recurring capital expenditures. Additionally, we will seek to increase occupancy in our Houston portfolio, which was 78.3% occupied as of December 31, 2017, compared to 93.9% for the balance of our portfolio.

Reduce leverage and extend weighted average debt maturity date

We will continue to manage our balance sheet with a goal of reducing our leverage over the intermediate term. We anticipate further reducing our leverage through mark-to-market of in-place leases, delivery of our development properties, and occupancy gains. Additionally, we amended our credit facility in early 2018 to extend the maturity dates and added key new members to our lending group.

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

Employees

As of December 31, 2017, we had 94 employees.

Financial Information About Industry Segments

Our current business consists of owning, acquiring, developing, operating, investing in, and selling real estate assets.  We internally evaluate operating performance on an individual property level and view each of our real estate assets as one individual operating segment. However, all of our properties are aggregated into one reportable segment as they have similar economic characteristics.

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

SUPPLEMENTAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

This summary supplements and updates the discussion contained under the caption “Material United States Federal Income Tax Considerations” in the prospectus contained in our Registration Statement on Form S-3 filed with the SEC on August 24, 2016, as supplemented by the discussion contained under the caption “Supplemental Material U.S. Federal Income Tax Considerations” in our prospectus supplement dated May 10, 2017, should be read in conjunction therewith and is subject to the qualifications set forth therein. This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

On December 22, 2017, H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law. The provisions of the TCJA generally apply to taxable years beginning after December 31, 2017. Significant provisions of the TCJA that investors should be aware of include provisions that:

•	lower the corporate income tax rate to 21% and lower Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) withholding on certain capital gain dividends to 21%;

•	provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs for taxable years beginning before January 1, 2026;

•	apply certain new limitations on net operating losses, which limitations may affect net operating losses generated by us or our taxable REIT subsidiaries (“TRSs”);

•	expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased;

•
impose new accounting rules that generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items;

•
require a U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI; and

•
generally lower tax rates for individuals and other noncorporate taxpayers for taxable years beginning before January 1, 2026, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions.

In addition, the TCJA limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer. However, the limitation on the interest expense deduction does not apply to electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We generally will decide whether to make any available election to treat as a real property trade or business any direct or indirect investment made through an entity that we control.

Stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our stock.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve ended the latest round of quantitative easing and has raised interest rates. Rising interest rates increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business. For example, it is difficult to predict future legislation, regulation, and actions under the current presidential administration.

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

Leases representing approximately 4% of the rentable area within our operating office properties (excluding our held for sale properties) are scheduled to expire in 2018. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2017, leases representing approximately 4% of the rentable area within our operating office properties (excluding our held for sale properties) were scheduled to expire in 2018. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below the expiring rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to increase cash flow will be negatively impacted.

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

As of December 31, 2017, we had total outstanding indebtedness of approximately $794.5 million, excluding debt of our unconsolidated entities. As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes. In addition, we may not generate sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions. Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

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

Although we had positive net income attributable to our common stockholders of approximately $84.3 million, primarily as a result of gains on the sale of properties for the year ended December 31, 2017, we had net losses attributable to our common stockholders of approximately $29.4 million and $32.1 million for the years ended December 31, 2016 and 2015, respectively. If we incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders will be materially and adversely affected.

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

In addition to general, regional, and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. Properties located in Austin, Dallas, and Houston, Texas, generated approximately 69.8% of our consolidated rental revenue from continuing operations for the year ended December 31, 2017. For properties located in Austin, Dallas, and Houston, Texas, leases scheduled to expire in 2018 and 2019 represent approximately 5% and 8%, respectively, of our total occupied square feet as of December 31, 2017. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence, net operating income.

A significant number of our properties are located in or near energy producing and energy dependent regions, and if energy prices remain depressed, our financial results could be negatively impacted.

We have a substantial number of properties that are located in or near energy producing and energy dependent regions. In particular, we have five operating properties with approximately 2.2 million rentable square feet located in Houston, Texas, that comprised approximately $61.2 million, or 28.3%, of our consolidated rental revenue from continuing operations for the year ended December 31, 2017. The Houston area is heavily dependent upon the energy sector. The prices of oil and gas declined dramatically during 2015 and have been volatile over the past few years. Depressed prices have had a significant adverse impact on the Houston economy, and companies in the oil and gas industries, including our tenants and prospective tenants. If these conditions persist, our tenants and prospective tenants will likely curtail their level of operations, reduce the size of their workforces, and otherwise experience significant adverse impacts. In addition, a decline in the oil and gas industries would likely adversely affect companies, including our tenants and prospective tenants, in businesses that service or supply the oil and gas industries as well as businesses, including our tenants and prospective tenants, in unrelated industries located in areas like Houston that have benefited from the economic expansion generated by previous robust growth driven in part by higher oil prices. A prolonged period of low oil or gas prices or other factors negatively impacting the energy industry could have an adverse impact on our ability to maintain the occupancy of our Houston properties or could cause us to lease space at rates below current in place rents or at rates below the rates at which we have leased space in our Houston properties over the prior year. In addition, a prolonged period of low oil or gas prices or other factors negatively impacting the energy industry could have an adverse impact on the ability of our energy tenants to pay rent or could cause them to vacate their premises prior to, or at the conclusion of, their lease terms. Any such events could have a significant adverse impact on our financial condition and results of operations. In addition, factors negatively impacting the energy industry could reduce the market values of our Houston properties which could reduce our net asset value and adversely affect our financial condition and results of operations.

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
During the third quarter of 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”) experienced flood-related damage as a result of Hurricane Harvey and its aftermath. From August 28, 2017 through December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants because the properties had not been restored to pre-loss condition. We incurred approximately $8.6 million of restoration costs during the year ended December 31, 2017. By early January 2018, all of the properties were fully operational, but we expect to incur additional costs over a period of time to fully restore the properties to their pre-loss condition.
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

We have obtained, and continue to incur interest on interest-only mortgage indebtedness. As of December 31, 2017, approximately $676.0 million of our outstanding debt requires interest-only payments. During the interest-only period the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan, and the principal balance of the mortgage loan is not being reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period we will be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at maturity. These required monthly or balloon principal payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will otherwise reduce the funds available for other purposes, including funding capital expenditures or any future distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2017, we had approximately $610.0 million of debt that bears interest at a variable rate. Approximately $525.0 million of this variable rate debt has been effectively fixed through the use of interest rate swaps. Thus, we are potentially exposed to increases in costs in a rising interest rate environment. Increased payments will reduce the funds available for other purposes including funding capital expenditures or distributions to our stockholders. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may result in losses, or not permit us to realize the return on the investments we would have otherwise realized.

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

Risks Related to Our Common Stock

There is no assurance that an active market can be sustained for our shares of common stock or regarding the prices at which our shares may trade.

Our shares of common stock were listed on the NYSE in July 2015. Listing on the NYSE does not ensure that an active market can be sustained for our common stock. It is possible that the daily trading volumes for our common stock may be relatively small compared to other publicly traded securities. Accordingly, no assurance can be given as to (1) the likelihood that an active market for the stock will develop and be sustained, (2) the liquidity of any such market, (3) the ability of our stockholders to sell their common stock or (4) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares will trade.

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

Our board of directors determines our major policies, including those regarding investment and business policies and strategies, financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders. In addition, there is no assurance that we will be able to successfully implement our investment or business strategies, including our strategies and objectives for 2018.

Your percentage interest in TIER REIT, Inc. will be reduced if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,000,000 shares of capital stock of which 382,499,000 shares are designated as common stock, 1,000 shares are designated as convertible stock, and 17,500,000 shares are designated as preferred stock. Subject to any preferential rights in favor of any class of preferred stock, our board of directors may increase the number of authorized shares of capital stock that we have the authority to issue or increase or decrease the number of shares of equity stock of any class or series of stock designated. Shares may be issued at the discretion of our board of directors. The percentage of our outstanding shares owned by stockholders at the time of any issuance will likely be reduced if we (1) issue or sell additional shares of our common stock in the future; (2) sell securities that are convertible into shares of our common stock; (3) issue shares of our common stock in a private offering of securities; (4) issue shares of our common stock upon issuance of restricted stock or other awards under our 2015 Equity Incentive Plan to our independent directors, employees, or consultants; or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Tier OP. In addition, the partnership agreement for Tier OP contains provisions that would allow, under certain circumstances, other entities to merge into, or cause the exchange or conversion of their interest for interests of, Tier OP. Because the limited partnership interests of Tier OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Tier OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, therefore reducing the number of outstanding shares owned by our other stockholders. Further, our board of directors could authorize the issuance of stock with terms and conditions that subordinate the rights of the current holders of our common stock or have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a liquidity event for our stockholders.

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

U. S. Federal Income Tax Risks

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

If we fail to qualify as a REIT for any taxable year, then unless certain relief provisions apply, we will face serious tax consequences that could substantially reduce the funds available for payment of distributions for each of the years involved because:

•	we would not be allowed to deduct distributions paid to stockholders when computing our taxable income and we would no longer be required to make distributions to our stockholders;

•	we would be subject to federal income tax (including any applicable alternative minimum tax for taxable years ending on or prior to December 31, 2017) on our taxable income at regular corporate rates;

•	we would become subject to additional state income tax provisions and owe greater amounts of state income tax on our taxable income;

•	we would be disqualified from being taxed as a REIT for the four years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions; and

•	we may be required to borrow additional funds during unfavorable market conditions or sell some of our assets in order to pay corporate tax obligations.

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

Alternatively, if we dispose of property through a TRS, then such a sale may not be treated as a prohibited transaction. However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor or circumstances where it may not be clear whether the TRS or the REIT would be treated as the seller for U.S. federal income tax purposes. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements based on our own internal analysis, the opinion of counsel, or the opinion of other tax advisors that the disposition should not be subject to the 100% penalty tax. In cases where a property disposition is not effected (or is not treated as being effected) through a TRS, the IRS might successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the net proceeds from such sale will be available for investment by us or distribution to our stockholders. Moreover, we may then owe additional state income taxes.

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

As a REIT, the value of the non-mortgage securities we hold in our TRSs generally may not exceed 20% of the total value of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Distributions paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

Certain fees paid to us may affect our REIT status.

Certain income received by us may not qualify as income from rental of real property for REIT qualification purposes and could be characterized by the IRS as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If any of our income were, in fact, treated as non-qualifying, and if the aggregate of such non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year (or 5% of any REIT subsidiaries), we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. In addition, if income from services we perform for our tenants is determined to be impermissible by the IRS and if that amount exceeds 1% of the property’s gross revenues, then all gross revenues from that property will be deemed non-qualifying income for purposes of the 5% amount mentioned above. For example, if a property with $9.0 million of gross revenue has more than $90,000 of impermissible tenant services, all $9.0 million of gross revenue would be treated as non-qualifying income and could adversely affect our REIT status.

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

The tax laws are complex and are subject to change at any time as a result of legislative, judicial or administrative actions, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

On December 22, 2017, the TCJA was signed into law, which makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The individual and collective impact of these provisions and other provisions of the TCJA on REITs and their stockholders is uncertain, and may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our shares.

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

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2017, we owned interests in 20 operating office properties, one non-operating property, and two development properties located in eight markets throughout the United States.  As of December 31, 2017, our operating office properties are approximately 89.1% leased to tenants.  In the aggregate, our operating office properties represent approximately 7.4 million rentable square feet.  The average effective rent per square foot for the operating office properties is approximately $30.33 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2017 budgeted operating expense reimbursements, each as of December 31, 2017, related to leases in place as of December 31, 2017, as reduced for free rent and excluding any scheduled future rent increases, divided by the total square footage under commenced leases as of December 31, 2017.

As of December 31, 2017, all of our properties were consolidated with and into the accounts of our operating partnership, except for two properties which are accounted for using the equity method.  As of December 31, 2017, approximately 14% of our consolidated properties are encumbered by property debt.

The following information applies to all of our operating office properties:

•	we believe, although there can be no assurance that, all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no current commitments for any material renovations, improvements, or development of our properties, except in accordance with planned budgets or anticipated insurance proceeds;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the buildings, improvements, and related assets.

The following table presents certain additional information about our properties as of December 31, 2017:

Property Name	Location	Date Acquired/Completed	Approximate Rentable Square Footage (in thousands)	Approximate % Leased	Our Ownership Interest	Ownership Type

Operating office properties
The Terrace Office Park	Austin, TX	06/2006	619	90.3%	100.00%	fee title
Domain 2	Austin, TX	07/2015	115	100.0%	100.00%	fee title
Domain 3	Austin, TX	07/2015	179	100.0%	100.00%	fee title
Domain 4	Austin, TX	07/2015	153	100.0%	100.00%	fee title
Domain 7	Austin, TX	07/2015	222	100.0%	100.00%	fee title
Domain 8 (1)	Austin, TX	07/2017	291	100.0%	50.00%	joint venture
5950 Sherry Lane	Dallas, TX	12/2014	197	89.8%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025	90.0%	100.00%	fee title
Centreport Office Center	Ft. Worth, TX	06/2007	133	85.0%	100.00%	fee title
Legacy District One	Plano, TX	06/2017	319	100.0%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502	89.2%	100.00%	fee title
Two BriarLake Plaza	Houston, TX	09/2014	333	67.9%	100.00%	fee title
One & Two Eldridge Place	Houston, TX	12/2006	519	72.6%	100.00%	fee title
Three Eldridge Place	Houston, TX	11/2009	305	71.1%	100.00%	fee title
Loop Central	Houston, TX	12/2007	575	83.8%	100.00%	fee title
Bank of America Plaza	Charlotte, NC	10/2006	891	95.8%	100.00%	fee title
Plaza at MetroCenter	Nashville, TN	12/2007	361	90.3%	100.00%	fee title
500 East Pratt (2)	Baltimore, MD	12/2007	280	92.9%	100.00%	leasehold
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333	99.1%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53	84.9%	100.00%	fee title
Total operating office properties			7,405

Non-operating property
Fifth Third Center (3)	Columbus, OH	12/2007	331	50.5%	100.00%	fee title
Total properties			7,736

Development properties
Domain 11	Austin, TX		324	98.0%	100.00%	fee title
Third + Shoal (1)	Austin, TX		345	73.0%	47.50%	joint venture
________________
(1)    This property is accounted for under the equity method as of December 31, 2017.
(2)    This property is held for sale as of December 31, 2017.

(3)	The non-recourse loan secured by Fifth Third Center is currently in default and we are working with the lender to dispose of this office property on their behalf.

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating office properties (excluding held for sale properties) as of December 31, 2017 (square footage and dollar amounts are in thousands):

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring	Annualized Rent (2)	Percentage of Rentable Square Feet	Percentage of Annualized Expiring Rent

2018	45	314	$9,214	4%	4%
2019	45	657	$23,241	9%	11%
2020	42	803	$26,233	12%	12%
2021	47	885	$27,987	13%	13%
2022	30	430	$16,860	6%	8%
2023	25	606	$22,944	9%	10%
2024	12	493	$19,793	7%	9%
2025	22	185	$7,401	3%	3%
2026	15	852	$31,935	12%	14%
2027	6	423	$17,967	6%	8%
__________________________

(1)	Leases with an expiration on the last day of the year are considered leased at the last day of the year (i.e., expiring on the first day of the following year).

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
Item 4.                    Mine Safety Disclosures.
     None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “TIER.” As of February 1, 2018, we had 47,793,481 shares of common stock outstanding, including 139,729 shares of restricted stock for which restrictions have not yet lapsed, held by a total of approximately 12,000 stockholders of record. The number of holders of record does not include individuals or entities that beneficially own shares that are held of record by a broker or clearing agency. On February 1, 2018, the last reported sales price of our shares of common stock on the NYSE was $18.96. The following table sets forth the quarterly high and low sales price per share of common stock reported on the NYSE for the indicated periods and the distributions declared by us with respect to each such period.

	Share Price High	Share Price Low	Distributions declared per share of common stock
First Quarter 2017	$18.80	$16.67	$0.18
Second Quarter 2017	$18.61	$15.96	$0.18
Third Quarter 2017	$19.50	$16.67	$0.18
Fourth Quarter 2017	$20.72	$18.83	$0.18

First Quarter 2016	$15.60	$12.52	$0.18
Second Quarter 2016	$16.66	$13.29	$0.18
Third Quarter 2016	$17.81	$15.07	$0.18
Fourth Quarter 2016	$17.44	$14.06	$0.18

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter through January 2017. Beginning in the first quarter of 2017, distributions declared for each quarter are paid in the same quarter. We have paid all or a portion of these distributions from cash provided by operating activities, cash on hand, borrowings, and proceeds from the sales of assets. Of the amounts distributed by us in 2017, 100% represented ordinary income. Of the amounts distributed by us in 2016, 100% represented a return of capital. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. Further, we are subject to certain restrictions pursuant to covenants in connection with our outstanding indebtedness, which may affect our distribution policies and our ability to pay distributions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders - 2015 Equity Incentive Plan (3)	89,212	N/A	1,659,308
Equity compensation plans approved by security holders - 2005 Equity Incentive Plan (4)	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	89,212	N/A	1,659,308
__________________

(1)
Includes restricted stock units issued to independent directors and a target number of restricted stock units granted to employees under our long-term incentive program, which are subject to vesting based on our total stockholder return on an absolute basis during a measurement period.

(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

(3)	Excludes 114,564 shares of restricted stock with restrictions that lapse from December 2018 to May 2020.

(4)	Excludes 66,227 shares of restricted stock with restrictions that lapse in January 2018 and January 2019.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our shares of common stock with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the shares of common stock with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 Index and (iii) the SNL U.S. REIT Equity Index as provided by SNL Financial for the period beginning July 23, 2015, (the date our shares of common stock were listed on the NYSE) and ending December 31, 2017, and assumes an investment of $100 has been made in shares of our common stock and in each index on July 23, 2015, with reinvestment of all distributions. The historical information set forth below is not necessarily indicative of future performance.

	Period Ending
Index	07/23/15	12/31/2015	12/31/2016	12/31/2017
TIER REIT, Inc.	$100.00	$82.81	$102.37	$124.90
S&P 500	$100.00	$98.20	$109.94	$133.94
Russell 2000	$100.00	$91.87	$111.44	$127.77
SNL U.S. REIT Equity	$100.00	$104.79	$114.10	$123.56

Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 31, 2017. These purchases represent the shares of common stock surrendered by employees to us to satisfy such employees’ minimum tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2017	—	—	not applicable	not applicable
November 2017	—	—	not applicable	not applicable
December 2017	39,914	$20.39	not applicable	not applicable

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

As of December 31	2017	2016	2015	2014	2013
Total assets	$1,581,138	$1,552,540	$1,864,891	$2,203,802	$2,429,491

Notes payable, net	$794,538	$826,783	$1,071,571	$1,186,704	$1,483,633
Other liabilities	109,029	105,241	115,501	228,938	142,599
Series A Convertible Preferred Stock	—	—	2,700	4,626	2,700
Stockholders’ equity	676,803	618,546	673,617	782,589	799,732
Noncontrolling interests (1)	768	1,970	1,502	945	827
Total liabilities and equity	$1,581,138	$1,552,540	$1,864,891	$2,203,802	$2,429,491

Year Ended December 31	2017	2016	2015	2014	2013
Rental revenue	$216,461	$242,818	$282,365	$288,067	$289,071

Loss from continuing operations before gains	(22,237)	(51,629)	(95,430)	(74,855)	(57,083)
Discontinued operations (2)	—	—	16,790	59,327	56,964
Gain on sale of assets	92,396	22,176	44,477	—	16,102
Gain on remeasurement of investment in unconsolidated entities	14,168	—	—	—	—
Net income (loss)	84,327	(29,453)	(34,163)	(15,528)	15,983

Noncontrolling interests in continuing operations	(41)	36	159	132	60
Noncontrolling interests in discontinued operations	—	—	(30)	(120)	(491)
Dilution (accretion) of Series A Convertible Preferred Stock	—	—	1,926	(1,926)	—
Net income (loss) attributable to common stockholders	$84,286	$(29,417)	$(32,108)	$(17,442)	$15,552

Cash provided by (used in) operating activities	$60,416	$51,303	$(3,880)	$25,140	$45,151
Cash provided by investing activities	$163,979	$230,137	$200,242	$138,952	$424,609
Cash used in financing activities	$(224,478)	$(282,007)	$(240,168)	$(204,831)	$(451,557)

Basic income (loss) per common share
Continuing operations	$1.76	$(0.62)	$(1.00)	$(1.54)	$(0.82)
Discontinued operations	—	—	0.34	1.19	1.13
Basic income (loss) per common share	$1.76	$(0.62)	$(0.66)	$(0.35)	$0.31

Diluted income (loss) per common share
Continuing operations	$1.75	$(0.62)	$(1.00)	$(1.54)	$(0.82)
Discontinued operations	—	—	0.34	1.19	1.13
Diluted income (loss) per common share	$1.75	$(0.62)	$(0.66)	$(0.35)	$0.31

Distributions declared to common stockholders per share	$0.72	$0.72	$0.54	$—	$—

Number of properties (3)	21	30	36	37	38
Total rentable square feet (3)	7,736	10,435	12,381	14,304	15,501
_________________________

(1)
Noncontrolling interests reflect the proportionate interest not owned by us of certain of our real estate properties, limited partnership interests in Tier OP held by third parties, and restricted stock units issued to our independent directors.

(2)
Effective January 1, 2015, we adopted Financial Accounting Standards Board (“FASB”) guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties generally no longer qualify as discontinued operations.

(3)	Reflects all properties owned at the end of each year. This number includes properties held for sale and excludes properties under development.

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

Real Estate

Upon the acquisition of real estate properties accounted for as an acquisition of an asset, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities.  The acquisition date is the date on which we obtain control of the real estate property and associated transaction costs are capitalized. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Senior Vice President - Accounting, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the year ended December 31, 2017, 2016 and 2015, we recorded non-cash impairment charges of approximately $5.3 million, $9.0 million, and $0.1 million, respectively, related to the impairment of consolidated real estate assets.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold periods for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2017, 2016 and 2015.

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

Hurricane Harvey

During the third quarter of 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets as of December 31, 2017, and we incurred approximately $8.6 million of restoration costs during the year ended December 31, 2017.

The write-off of the net book value of damaged assets and the restoration costs incurred during the year ended December 31, 2017, have been offset by an estimated insurance recovery of approximately $23.6 million. As of December 31, 2017, we have received approximately $4.8 million of these insurance recoveries. Since we determined that it was probable of receipt, the remaining estimated insurance recovery of approximately $18.8 million is recorded as a receivable as of December 31, 2017, and is included in “accounts receivable, net” on our consolidated balance sheet as of December 31, 2017.

To the extent that insurance proceeds ultimately exceed (1) the difference between the replacement costs and the net book value of damaged assets plus (2) the restoration costs incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

From August 28, 2017 through December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants because the properties had not been restored to pre-loss condition. These abatements were a reduction to “rental revenue” on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017, offset by business interruption insurance proceeds of approximately $6.2 million, net of a deductible and estimated saved expenses.

Overview

As of December 31, 2017, we owned interests in 20 operating office properties totaling approximately 7.4 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and two development properties that will consist of approximately 669,000 rentable square feet.  As of December 31, 2016, we owned interests in 29 operating office properties with approximately 10.1 million rentable square feet, one non-operating property totaling approximately 331,000 square feet, and one development property.

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
Review of 2017 Objectives
We identified four key objectives for 2017: (1) substantially complete portfolio repositioning while balancing relative market concentration; (2) manage capital expenditures to sustain dividend coverage; (3) maintain portfolio occupancy despite known challenges in the Houston market; and (4) continue our robust investor relations program.

Substantially Complete Portfolio Repositioning While Balancing Market Concentration
We had an objective for 2017 to exit four or more non-target markets yielding between $400 million and $500 million of proceeds to be allocated to highly selective strategic investment opportunities. During 2017, we exited five non-target markets and generated gross proceeds of approximately $390.6 million from the sales of 11 properties: Buena Vista Plaza in Burbank, California; the Wanamaker Building and Three Parkway in Philadelphia, Pennsylvania; Eisenhower I in Tampa, Florida; 1325 G Street and the Colorado Building (two properties located in Washington, D.C. in which we owned a 10% interest); and the Louisville

Portfolio (five properties) located in Louisville, Kentucky. Exiting these properties has allowed us to substantially complete our portfolio repositioning and provided capital to reinvest into our target markets.

We had an objective for 2017 to invest between $100 million and $225 million in target growth markets through a combination of prudent development and our strategic acquisition efforts. During 2017, we acquired an unrelated third party’s 50.16% interest in Domain 2 and Domain 7 in Austin, Texas (increasing our ownership interest to 100%), for a purchase price of approximately $91.3 million, including our assumption of approximately $40.1 million of mortgage debt, and we acquired Legacy District One in Plano, Texas, for a purchase price of approximately $123.3 million, including our assumption of approximately $66.0 million of mortgage debt. We have also continued the execution of our build-to-core development program, commencing with the development of Third + Shoal and Domain 11, and the completion of the Domain 8 development which delivered at 100% leased in 2017, all strategically located within TIER1 submarkets in Austin, Texas.

Manage Capital Expenditures to Sustain Dividend Coverage
We set out in 2017 to actively manage our capital expenditures with the objective of balancing leasing capital and competitive building improvements that we believe are important to maintain and/or create value with the goal of full and sustainable dividend coverage, such as we did with the 2017 redevelopment of our Bank of America Plaza property’s lobby.

Maintain Portfolio Occupancy Despite Known Challenges in the Houston Market
During 2017, we were focused on maintaining occupancy across our portfolio despite tenant vacancies in our Houston portfolio. The leasing environment remained strong in the majority of our markets, though there were risks in our general exposure to the Houston market that continues to be hampered by low and volatile oil prices, recent office deliveries, and sublease space, as well as the impact of Hurricane Harvey. As of December 31, 2017, our total portfolio of operating properties was 89.1% occupied.

The following table sets forth information regarding leasing activity for our operating office properties, including our ownership share of unconsolidated properties, for the year ended December 31, 2017:

	Renewal	Expansion	New	Total
Square feet leased	918,000	62,000	312,000	1,292,000
Weighted average lease term (in years)	5.5	5.8	7.6	6.0
Increase in weighted average net rental rates per square foot per year (1)	$3.80	$6.86	$6.35	$4.51
% increase in rental rates per square foot per year	33%	34%	41%	35%
Leasing cost per square foot per year (2)	$2.90	$6.02	$7.78	$4.71
_________________

(1)
Weighted average net rental rates are calculated as the straight-lined fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. Increase reflects change in net rental rates from the lease previously occupying the specific space.

(2)    Includes tenant improvements and leasing commissions.

Continue Our Robust Investor Relations Program
We believe our best-in-class, Class A office portfolio, focused investment strategy, in-house expertise, and opportunity to generate significant value through our reinvestment efforts in build-to-core developments and strategic acquisitions are attractive to institutional investors and differentiate us from other office REITs. To this end, our robust investor relations program continued to communicate our strategy to a broad audience of institutional investors.

Results of Operations

Comparison of the year ended December 31, 2017, to the year ended December 31, 2016

The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold and acquired (or newly consolidated) for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties owned and operated for the entirety of the two periods being compared and excludes the property held for sale as of December 31, 2017.

Rental Revenue.  Rental revenue for the year ended December 31, 2017, was approximately $216.5 million as compared to approximately $242.8 million for the year ended December 31, 2016, a $26.3 million decrease. Our non-same store properties had a decrease of approximately $24.3 million in rental revenue primarily due to a decrease of approximately $45.8 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $21.9 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $2.0 million, primarily as a result of a decrease in occupancy resulting in a decrease of approximately $3.8 million, increased free rent concessions resulting in a decrease in rental revenue of approximately $2.9 million, a decrease in contribution to revenue from the amortization of above- and below-market rents, net, of approximately $1.5 million, a decrease of approximately $0.5 million due to higher property operating expense reimbursements, a decrease in lease termination fee income of approximately $1.0 million, and approximately $0.8 million of rent abatements (net of business interruption insurance proceeds) provided to tenants at our Eldridge Properties because the properties had not been restored to pre-loss condition following Hurricane Harvey. These decreases were partially offset by an increase in rental rates of approximately $6.7 million, an increase in parking and other income of approximately $1.5 million, and an increase in straight-line rent and lease incentive adjustments of approximately $0.3 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2017, were approximately $55.9 million as compared to approximately $72.6 million for the year ended December 31, 2016, a $16.7 million decrease. Our non-same store properties had a decrease of approximately $15.1 million primarily due to a decrease of approximately $17.2 million from the sale of properties, partially offset by an increase of approximately $2.5 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $1.6 million, primarily due to lower repairs and maintenance expense, lower utilities expense, and lower bad debt expense.

Interest Expense.  Interest expense for the year ended December 31, 2017, was approximately $33.6 million as compared to approximately $43.3 million for the year ended December 31, 2016, and was comprised of interest expense and amortization of deferred financing fees. The $9.7 million decrease was primarily due to lower overall borrowings, which reduced our interest expense by approximately $8.4 million and increased capitalized interest, which reduced our interest expense by approximately $1.7 million, partially offset by an increase of approximately $0.3 million related to lower interest rate hedge ineffectiveness income.

Asset Impairment Losses.  We had approximately $5.3 million in asset impairment losses for the year ended December 31, 2017, related to an asset assessed for impairment primarily due to a change in management’s estimate of the intended hold period. We had approximately $9.0 million in asset impairment losses for the year ended December 31, 2016, related to assets assessed for impairment primarily due to a change in management’s estimate of the intended hold periods.

General and Administrative.  General and administrative expenses for the year ended December 31, 2017, were approximately $21.4 million as compared to approximately $23.6 million for the year ended December 31, 2016, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, professional service fees, and other administrative expenses.  The $2.2 million decrease is primarily due to lower payroll costs and lower professional service fees.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2017, was approximately $94.8 million as compared to approximately $111.8 million for the year ended December 31, 2016, a $17.0 million decrease. Our non-same store properties had a decrease of approximately $10.0 million primarily due to a decrease of approximately $21.2 million from the sale of properties, partially offset by an increase of approximately $11.3 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $7.0 million primarily due to accelerated depreciation and amortization expense in 2016 as a result of certain early lease terminations.

Equity in Operations of Investments.  Equity in operations of investments for the year ended December 31, 2017, was approximately $6.4 million as compared to approximately $2.6 million for the year ended December 31, 2016, and was comprised of our share of the earnings and losses of unconsolidated investments.  The $3.8 million increase was due to a gain on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by decreases in earnings of our unconsolidated investments, primarily due to the sale of the Wanamaker Building.

Gain on Sale of Assets.  We had approximately $92.4 million in gain on sale of assets for the year ended December 31, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building. We had approximately $22.2 million in gain on sale of assets for the year ended December 31, 2016, primarily related to our sales of Lawson Commons, FOUR40, and the Hurstbourne Business Center.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the year ended December 31, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value. We had no gain on remeasurement of investment in unconsolidated entities for the year ended December 31, 2016.

Comparison of the year ended December 31, 2016, to the year ended December 31, 2015

The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold and acquired for our period of ownership. Excluded in the discussion below are properties that were held for sale as of December 31, 2014, sold in 2015, and classified as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). We adopted new accounting guidance on January 1, 2015, that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties after January 1, 2015, generally no longer qualify as discontinued operations. The term “same store” in the discussion below includes our consolidated operating office properties owned and operated for the entirety of the two periods being compared and excludes the four properties held for sale as of December 31, 2016.

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

Interest Expense.  Interest expense for the year ended December 31, 2016, was approximately $43.3 million as compared to approximately $57.5 million for the year ended December 31, 2015, and was comprised of interest expense, amortization of deferred financing fees, and interest rate mark-to-market adjustments related to our credit facility, our notes payable associated with our consolidated real estate properties, and interest rate swap agreements.  The $14.2 million decrease was primarily due to lower overall interest rates (a weighted average effective interest rate of approximately 3.94% at December 31, 2016, as compared to approximately 5.34% as of January 1, 2015) which reduced our interest expense by approximately $10.1 million, lower overall borrowings which reduced our interest expense by approximately $4.5 million, approximately $0.9 million of decreased amortization of deferred financing costs, and approximately $0.6 million in 2016 interest rate hedge ineffectiveness income, partially offset by an increase of approximately $1.5 million in default interest in 2016 related to our non-recourse loan on our Fifth Third Center property located in Columbus, Ohio, and an approximately $0.4 million reduction in capitalized interest.
Property Management Fees. Property management fees for the year ended December 31, 2016, were approximately $0.9 million as compared to approximately $5.0 million for the year ended December 31, 2015, a $4.1 million decrease, primarily due to the internalization of the management of our properties that were formerly externally managed.

Asset Impairment Losses.  We had approximately $9.0 million in asset impairment losses for the year ended December 31, 2016, related to assets assessed for impairment due to a change in management’s estimate of the intended hold period. We had approximately $0.1 million asset impairment losses for the year ended December 31, 2015, related to final estimated closing costs incurred in connection with the disposition of One and Two Chestnut Place.

General and Administrative.  General and administrative expenses for the year ended December 31, 2016, were approximately $23.6 million as compared to approximately $44.9 million for the year ended December 31, 2015, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, corporate office rent, and other administrative expenses.  The $21.3 million decrease is primarily due to approximately $10.3 million of costs incurred in 2015, and not incurred in 2016, related to the buyout and termination fees paid to HPT Management Services, LLC and BHT Advisors, LLC in connection with our 2015 property management and administrative services internalization, approximately $5.5 million in costs related to our 2015 tender offer and listing of our common stock on the NYSE, approximately $1.5 million of 2015 acquisition expense, 2016 cost reductions in insurance and other administrative expenses of approximately $3.3 million, and approximately $0.7 million of reduced corporate rent expense.

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

Gain on Sale of Assets.  We had approximately $22.2 million in gain on sale of assets for the year ended December 31, 2016 primarily related to our sales of Lawson Commons, FOUR40, and the Hurstbourne Business Center. We had approximately $44.5 million in gain on sale of assets for the year ended December 31, 2015 primarily related to our sales of 1650 Arch and United Plaza and our partial sales of 1325 G Street and the Colorado Building.

Cash Flow Analysis

Comparison of the year ended December 31, 2017, to the year ended December 31, 2016

Cash provided by operating activities was approximately $60.4 million for the year ended December 31, 2017, as compared to approximately $51.3 million for the year ended December 31, 2016.  The $9.1 million increase is primarily attributable to (1) approximately $15.8 million more cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; partially offset by (2) an increase in cash paid for lease commissions and other lease intangibles of approximately $4.9 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $1.8 million more net cash outflows from working capital assets and liabilities in 2017 as compared to 2016.

Cash provided by investing activities for the year ended December 31, 2017, was approximately $164.0 million and was primarily comprised of proceeds from the sale of assets of approximately $328.5 million and return of investments of approximately $25.8 million primarily due to proceeds received from a loan that was refinanced, partially offset by purchases of real estate of approximately $93.0 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $64.2 million, investments in unconsolidated entities of approximately $19.7 million related to development activities at an unconsolidated property, and escrow deposits for anticipated real estate purchases of approximately $13.4 million. During the year ended December 31, 2016, cash provided by investing activities was approximately $230.1 million and was primarily comprised of proceeds from the sale of properties of approximately $295.5 million and return of investments of approximately $17.3 million primarily due to proceeds received from a loan that was refinanced, partially offset by monies used to fund capital expenditures for existing real estate and real estate under development of approximately $59.7 million, escrow deposits of approximately $19.0 million related to anticipated real estate acquisitions, and approximately $4.0 million related to development activities at an unconsolidated property.

Cash used in financing activities for the year ended December 31, 2017, was approximately $224.5 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $180.8 million and distributions of approximately $43.1 million, including an additional distribution payment in 2017 as compared to 2016, as we transitioned our distribution payment schedule to pay distributions in the same quarter they were declared starting in January 2017. During the year ended December 31, 2016, cash used in financing activities was approximately $282.0 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $247.2 million and distributions of approximately $34.4 million.

Comparison of the year ended December 31, 2016, to the year ended December 31, 2015

Cash provided by operating activities was approximately $51.3 million for the year ended December 31, 2016, as compared to cash used by operating activities approximately $3.9 million for the year ended December 31, 2015.  The $55.2 million increase is primarily attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $7.8 million more net cash inflows from working capital assets and liabilities in 2016 compared to 2015; (2) approximately $40.7 million primarily due to more cash received from the results of our real estate property operations, including discontinued operations, net of interest expense, general and administrative expenses including costs associated with our 2015 listing on the NYSE, and termination fees and buyout fees paid in connection with our 2015 internalization of property management services and administrative services; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $6.7 million.

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

Funds from Operations (“FFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) which is net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated entities which resulted from measurable decreases in the fair value of the depreciable real estate held by the unconsolidated entity), plus depreciation and amortization of real estate assets, and after related adjustments for unconsolidated entities and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss) in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property that we may not recover.

We believe that the use of FFO, together with the required GAAP presentations, is helpful in understanding our operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and impairments of depreciable real estate assets, and as a result, when compared period to period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Factors that impact FFO include fixed costs, yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on debt financing, and operating expenses.

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

The following section presents our calculations of FFO (as defined by NAREIT) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the years ended December 31, 2017, 2016 and 2015, (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$84,327	$(29,453)	$(34,163)
Noncontrolling interests	(41)	36	129
Dilution of Series A Convertible Preferred Stock	—	—	1,926
Adjustments (1):
Real estate depreciation and amortization from consolidated properties	94,296	111,122	122,230
Real estate depreciation and amortization from unconsolidated properties	1,377	8,258	6,985
Real estate depreciation and amortization - noncontrolling interests	—	(6)	(20)
Impairment of depreciable real estate assets	5,250	8,977	132
Gain on sale of depreciable real estate	(99,109)	(22,236)	(63,263)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—	—
Taxes associated with sale of depreciable real estate	—	(88)	1,259
Noncontrolling interests	6	(78)	(116)
FFO attributable to common stockholders	71,938	76,532	35,099
Acquisition expenses	—	—	1,863
Severance charges	451	1,025	—
Tender offer and listing costs	—	—	5,526
Interest rate hedge ineffectiveness income (2)	(253)	(572)	—
Loss on early extinguishment of debt	545	—	21,606
Default interest (3)	2,443	2,468	980
BHT Advisors termination fee and HPT Management buyout fee	—	—	10,301
Noncontrolling interests	(2)	(2)	(70)
Dilution of Series A Convertible Preferred Stock	—	—	(1,926)
FFO attributable to common stockholders, excluding certain items	$75,122	$79,451	$73,379

Weighted average common shares outstanding - basic	47,538	47,406	48,960
Weighted average common shares outstanding - diluted (4)	47,883	47,819	49,148
Net income (loss) per common share - diluted (4)	$1.75	$(0.62)	$(0.66)
FFO per common share - diluted	$1.50	$1.60	$0.71
FFO, excluding certain items, per common share - diluted	$1.57	$1.66	$1.49
____________

(1)	Includes our pro rata share of consolidated and unconsolidated amounts and the adjustments of continuing operations, as well as discontinued operations.

(2)	Interest rate swaps are adjusted to fair value through other comprehensive income (loss). However, because our interest rate swaps do not have a LIBOR floor while the hedged debt is subject to a LIBOR floor, the portion of the change in fair value of our interest rate swaps attributable to this mismatch is reclassified to interest rate hedge ineffectiveness income within “interest expense” on our consolidated statements of operations and comprehensive income (loss).

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

From August 28, 2017 through December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants at the Eldridge Properties because the properties had not been restored to pre-loss condition following Hurricane Harvey. Approximately $6.2 million of these losses were recovered from business interruption insurance proceeds, net of a deductible and estimated saved expenses. For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 38.

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

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2017 and 2016 (in thousands). As of December 31, 2017, we owned interests in 20 operating office properties totaling approximately 7.4 million square feet. The same store properties for the comparisons below consist of 17 operating properties and approximately 6.3 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as unconsolidated and at our prior year ownership percentage of 49.84% in both periods.

	Year Ended December 31,
	2017	2016
Same Store Revenue:
Rental revenue	$170,997	$173,005
Less:
Lease termination fees	(463)	(1,504)
	170,534	171,501

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	44,872	46,375
Real estate taxes	28,463	29,154
Property management fees	91	192
Property Expenses	73,426	75,721
Same Store NOI - consolidated properties	97,108	95,780
Same Store NOI - unconsolidated properties (at ownership %)	5,394	3,605
Same Store NOI	$102,502	$99,385

Increase in Same Store NOI	3.1%

Same Store NOI - consolidated properties	$97,108	$95,780
Less:
Straight-line rent revenue adjustment	(5,558)	(5,269)
Amortization of above- and below-market rents, net	(2,586)	(4,101)
Same Store Cash NOI - consolidated properties	88,964	86,410
Same Store Cash NOI - unconsolidated properties (at ownership %)	4,418	3,225
Same Store Cash NOI	$93,382	$89,635

Increase in Same Store Cash NOI	4.2%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$84,327	$(29,453)
Adjustments:
Interest expense	33,576	43,257
Asset impairment losses	5,250	8,977
Tenant improvement demolition costs	267	722
General and administrative	21,446	23,649
Depreciation and amortization	94,754	111,830
Interest and other income	(1,359)	(1,169)
Loss on early extinguishment of debt	545	—
Provision for income taxes	468	655
Equity in operations of investments	(6,399)	(2,569)
Gain on sale of assets	(92,396)	(22,176)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Net operating income of non-same store properties	(28,740)	(36,439)
Lease termination fees	(463)	(1,504)
Same Store NOI - unconsolidated properties (at ownership %)	5,394	3,605
Same Store NOI	102,502	99,385
Straight-line rent revenue adjustment	(5,558)	(5,269)
Amortization of above- and below-market rents, net	(2,586)	(4,101)
Cash NOI adjustments - unconsolidated properties (at ownership %)	(976)	(380)
Same Store Cash NOI	$93,382	$89,635

From August 28, 2017 through December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants at the Eldridge Properties because the properties had not been restored to pre-loss condition following Hurricane Harvey. Approximately $6.2 million of these losses were recovered from business interruption insurance proceeds, net of a deductible and estimated saved expenses. For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 38.

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

	Year Ended December 31,
	2016	2015
Same Store Revenue:
Rental revenue	$188,228	$190,059
Less:
Lease termination fees	(1,443)	(3,471)
	186,785	186,588

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	53,337	52,782
Real estate taxes	27,786	25,069
Property management fees	517	3,208
Property Expenses	81,640	81,059
Same Store NOI - consolidated properties	105,145	105,529
Same Store NOI - unconsolidated properties (at ownership %)	10,273	9,736
Same Store NOI	$115,418	$115,265

Increase in Same Store NOI	0.1%

Same Store NOI - consolidated properties	$105,145	$105,529
Less:
Straight-line rent revenue adjustment	(4,951)	(6,187)
Amortization of above- and below-market rents, net	(3,357)	(5,486)
Same Store Cash NOI consolidated properties	96,837	93,856
Same Store Cash NOI - unconsolidated properties (at ownership %)	9,264	8,787
Same Store Cash NOI	$106,101	$102,643

Increase in Same Store Cash NOI	3.4%

Reconciliation of net loss to Same Store NOI and Same Store Cash NOI
Net loss	$(29,453)	$(34,163)
Adjustments:
Interest expense	43,257	57,454
Asset impairment losses	8,977	132
Tenant improvement demolition costs	722	358
General and administrative	23,649	44,941
Depreciation and amortization	111,830	122,731
Interest and other income	(1,169)	(810)
Loss on early extinguishment of debt	—	21,502
Provision for income taxes	655	1,507
Equity in operations of investments	(2,569)	(3,982)
Income from discontinued operations	—	(1,407)
Gain on sale of discontinued operations	—	(15,383)
Gain on sale of assets	(22,176)	(44,477)
Net operating income of non-same store properties	(27,135)	(39,403)
Lease termination fees	(1,443)	(3,471)
Same Store NOI - unconsolidated properties (at ownership %)	10,273	9,736
Same Store NOI	115,418	115,265
Straight-line rent revenue adjustment	(4,951)	(6,187)
Amortization of above- and below-market rents, net	(3,357)	(5,486)
Cash NOI adjustments - unconsolidated properties (at ownership %)	(1,009)	(949)
Same Store Cash NOI	$106,101	$102,643

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 38.

Liquidity and Capital Resources
General

As of December 31, 2017, we had cash and cash equivalents of approximately $13.8 million and restricted cash of approximately $8.5 million.  We also have a credit facility with a borrowing capacity of $860.0 million as of December 31, 2017, which was increased to $900.0 million in an amendment to the facility on January 18, 2018 (as described below). As of December 31, 2017, under the credit facility, we had approximately $610.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $240.9 million.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. During the year ended December 31, 2017, we paid approximately $153.4 million of mortgage debt before maturity. As of December 31, 2017, approximately $383.2 million of debt, including our share of debt at our unconsolidated properties, has matured or matures before the end of 2019. In January 2018, after the amendment of our credit facility (as described below), other than the approximately $48.2 million of debt which has matured, none of our other debt, including our share of debt at our unconsolidated properties, matures before the end of 2019. We anticipate, although we can provide no assurance, that this approximately $48.2 million of debt will be settled when the property to which such loan relates is sold.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable

Our notes payable, net were approximately $794.5 million and $826.8 million in principal amount at December 31, 2017 and 2016, respectively. As of December 31, 2017, approximately $191.3 million of our notes payable were secured by real estate assets with a carrying value of approximately $251.3 million. As of December 31, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $85.0 million. As of December 31, 2017, the stated annual interest rates on our outstanding notes payable ranged from approximately 2.98% to 6.09%. As of December 31, 2017, the effective weighted average interest rate for our debt is approximately 3.89%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of 4.20% for our debt and an increase in 2017, 2016 and 2015 interest expense of approximately $2.4 million, $2.5 million, and $1.0 million, respectively. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.4 million as of December 31, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on their behalf. As of December 31, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements including our credit facility.

Excluding debt already matured as detailed above, our outstanding debt had maturity dates that range from December 2018 to January 2023. On January 18, 2018, we amended our credit facility (as described below), and as a result, this maturity date range was adjusted to August 2021 to January 2025.

Credit Facility

As of December 31, 2017, we have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 to 250 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of December 31, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and approximately $35.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $240.9 million under the facility as a whole. As of December 31, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.44%.

On January 18, 2018, the credit agreement was amended to provide for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. Subject to lender approval, certain conditions, and our payment of certain activation fees to the agent and lenders, the borrowing capacity may be increased up to an additional $300.0 million in the aggregate. The revolving line of credit was increased to $325.0 million with a new maturity date of January 18, 2022, which can be extended one additional year subject to certain conditions and our payment of an extension fee, and the maturity date of the $300.0 million term loan was extended to January 17, 2025.

ATM Program
On May 10, 2017, we established an “at the market” equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125,000,000, in amounts and at times as we determine from time to time. We have no obligation to sell any of such shares. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility. During the year ended December 31, 2017, we did not issue any shares of common stock under the ATM Program.
Hurricane Harvey
During the third quarter of 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational.
From August 28, 2017 through December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants because the properties had not been restored to pre-loss condition. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets as of December 31, 2017, and we incurred approximately $8.6 million of restoration costs during the year ended December 31, 2017. We expect to incur additional costs over a period of time to fully restore the properties to their pre-loss condition.
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

On November 3, 2017, our board of directors authorized a cash distribution of $0.18 per share of common stock for the fourth quarter of 2017, which was paid on December 29, 2017. On February 7, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the first quarter of 2018. The distribution will be paid on March 29, 2018, to stockholders of record on March 15, 2018. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have land that is subject to long-term ground leases, we lease office space, parking space, and equipment, and we have lease-related commitments.

The following table summarizes our primary contractual obligations as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Notes payable principal (1)	$801,339	$84,678	$301,589	$1,670	$72,402	$275,000	$66,000
Interest (2)	95,394	28,188	26,599	17,015	15,536	7,815	241
Tenant improvement commitments	15,324	15,324	—	—	—	—	—
Leasing commission commitments	1,005	1,005	—	—	—	—	—
Operating leases	20,626	1,715	1,289	1,110	852	565	15,095
Total	$933,688	$130,910	$329,477	$19,795	$88,790	$283,380	$81,336
____________
(1) Excludes approximately $6.8 million of unamortized debt issuance costs.
(2)    Includes fixed rate interest and interest on any variable interest rate debt at rates in effect at December 31, 2017.

Off-Balance Sheet Arrangements

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In the fourth quarter of 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which TIER OP has guaranteed 50% of the outstanding principal balance as of December 31, 2017. This percentage is reduced when certain conditions in the guarantee agreement are met. In January 2018, the percentage was lowered to 25% upon the achievement of certain conditions. This guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
Additionally, there is a recourse carve-out agreement in which TIER OP has guaranteed the entire outstanding balance of the loan in addition to any related losses that may arise from certain violations of the joint venture’s contractual agreements, including “bad boy acts.” In these situations, we have an indemnity and contribution agreement with our partners where each partner has indemnified the other for any recourse liability resulting from claims triggered by that partner.
We believe that, as of December 31, 2017, in the event we become legally obligated to perform under a guarantee of an obligation of 208 Nueces Street, LLC due to a triggering event, the collateral in such entity should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. At December 31, 2017, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $51.9 million to be our maximum exposure related to the payment guarantee. At December 31, 2017, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $18.5 million, of which we estimate approximately $9.3 million to be our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, or “full retrospective” and one requiring prospective application of the new standard with disclosure of results under old standards, or “modified retrospective.” We will adopt this guidance using the “modified retrospective” approach effective January 1, 2018. We have completed the analysis of our non-lease revenue streams, which primarily include gains on sales of assets and parking income. As the majority of our non-lease revenues will continue to be recognized when or as services are performed, the impact of adoption of this guidance is not expected to be material to our financial statements. The adoption will, however, require more extensive disclosures about our revenue streams and the periods over which each is recognized.
In February 2016, the FASB issued updated guidance which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and is required to be adopted using the “modified retrospective” approach.  We expect to adopt this guidance effective January 1, 2019. Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office and equipment leases. We continue to evaluate the impact this guidance will have on our financial statements when adopted.
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
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, we believe the classification of debt prepayment and debt extinguishment costs as financing outflows will impact our financial statements as these items are currently reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. Upon adoption, approximately $0.4 million and $20.9 million of debt extinguishment costs paid will be reflected as cash used in financing activities on our consolidated statements of cash flows for the years ended December 31, 2017 and 2015, respectively.  We paid no debt extinguishment costs for the year ended December 31, 2016.
In February 2017, the FASB issued updated guidance that clarifies the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We do not believe this guidance will have a material impact on our financial statements when adopted.
In May 2017, the FASB issued updated guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements when adopted.

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
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of December 31, 2017, and 2016, we had approximately $610.0 million and approximately $634.0 million, respectively, of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps at both December 31, 2017 and 2016.

A 100 basis point increase or decrease in interest rates on our variable rate debt would result in a net increase or decrease in total annual interest incurred of approximately $0.9 million as of December 31, 2017. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease as of December 31, 2017. A 100 basis point increase in interest rates on our variable rate debt outstanding as of December 31, 2017, would result in a net increase in the fair value of our interest rate swaps of approximately $15.2 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of December 31, 2017, would result in a net decrease in the fair value of our interest rate swaps of approximately $15.8 million.
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

Item 9.                 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2017, were effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of TIER REIT, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules, and includes an explanatory paragraph regarding the early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and the 2015 adoption of Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 12, 2018

Item 9B.                Other Information.

Appointment of Certain Officers
On February 8, 2018, our board of directors appointed Dallas E. Lucas as our President and Chief Operating Officer, James E. Sharp as our Chief Financial Officer and Treasurer, and Hannah Q. Wrenn as our Chief Accounting Officer, in each case effective as of February 15, 2018. Below are the biographies for each of Messrs. Lucas and Sharp and Ms. Wrenn:

Mr. Lucas, 55, is our President and Chief Operating Officer effective February 15, 2018. Prior to joining the Company as Chief Financial Officer and Treasurer in May 2014, Mr. Lucas served as Chief Financial Officer of Intrawest ULC (“Intrawest”) from July 2012 to October 2013. Intrawest is a developer and operator of destination resorts. Prior to joining Intrawest, Mr. Lucas was a founding partner of Pacshore Partners, a Los Angeles-based real estate investment company. He also served as Chief Executive Officer and President and as a director of Pacific Office Properties Trust, Inc., a publicly traded REIT, from September 2007 to August 2009. He served as Executive Vice President and Chief Financial Officer of Maguire Properties, Inc., a publicly traded REIT, from July 2002 to March 2007, and he served as Chief Financial Officer and Vice President and as a director of NorthStar Capital Investment Corp. from August 1998 to July 2002. From December 1993 to August 1998, he served as Senior Vice President and Chief Financial Officer of Crescent Real Estate Equities Inc., a publicly traded REIT. He began his career as an auditor with Arthur Andersen & Company in 1984 until joining Crescent in 1993. He received a bachelor of business administration degree in accounting from the University of Oklahoma.

Mr. Sharp, 45, is our Chief Financial Officer and Treasurer effective February 15, 2018. He joined the Company’s management team in October 2010 as the Chief Accounting Officer, and became the Executive Vice President – Capital Markets in May 2017. Prior to joining the Company, he worked as an auditor in public accounting with Ernst & Young LLP, serving primarily public and private real estate companies, including various REITs, homebuilders, and real estate investment companies, and he held an accounting and finance role with Terrabrook, a national master-planned community developer with a portfolio of over 50 residential communities in 20 states. Mr. Sharp has more than 20 years of experience in finance and accounting related to public and private real estate companies. Mr. Sharp is a certified public accountant and has a bachelor of business administration in accounting from the University of Texas at Austin.

Ms. Wrenn, 34, is our Chief Accounting Officer effective February 15, 2018. She joined the Company in November 2015 as the Vice President of Accounting, and became the Senior Vice President of Accounting in May 2017. Prior to joining the Company, she worked as an auditor at Ernst & Young LLP for nearly ten years in its assurance practice. Ms. Wrenn has more than 12 years of SEC financial reporting and technical accounting experience. During her career at Ernst & Young LLP, she served both public and privately held companies within the real estate industry, including REITs, homebuilders, and hospitality companies. Ms. Wrenn is a certified public accountant and earned her bachelor of business administration and master of accounting degrees from Texas Christian University.

The appointments of Messrs. Lucas and Sharp and Ms. Wrenn were not made pursuant to any arrangement or understanding between these individuals and any other person, and Messrs. Lucas and Sharp and Ms. Wrenn do not have any direct or indirect material interests in any transaction with us or in any currently proposed transaction to which we are a party.

Amendments to Employment Agreements
Effective February 8, 2018, the Company and Tier OP entered into a Seventh Amendment to Employment Agreement with James E. Sharp, a Fifth Amendment to Employment Agreement with each of Scott W. Fordham, William J. Reister and Telisa Webb Schelin, and a Fourth Amendment to Employment Agreement with Dallas E. Lucas (collectively, the “Amendments”). Depending on the executive, the Amendments adjust base salary, the percentage for target annual cash incentive compensation, and/or the percentage for target annual long-term incentive compensation.

The information set forth herein with respect to the Amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendments, which are filed as Exhibits 10.17, 10.22, 10.28, 10.34, and 10.42 hereto and are incorporated into this Annual Report on Form 10-K by reference.

Notice of 2018 Annual Meeting of Stockholders
On February 7, 2018, the Board of Directors of the Company determined that the 2018 annual meeting of stockholders will be held on June 19, 2018. The date of the 2018 annual meeting of stockholders has been changed by more than 30 days from the date of the 2017 annual meeting of stockholders. In accordance with Rule 14a-8(e) under the Exchange Act, the deadline for receipt of stockholder proposals for inclusion in the Company’s proxy statement for the 2018 annual meeting of stockholders has been set at February 22, 2018. Stockholder proposals must comply with all of the applicable requirements set forth in the rules and regulations of the SEC, including Rule 14a-8 under the Exchange Act.

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

The other information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2017.

Item 11.                                                  Executive Compensation.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2017.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2017.

The information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2017.

Item 14.                                                  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2017.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules.

List of Documents Filed.

1.                                      Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on    page F-1 herein.

2.                                      Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

Schedule III Real Estate and Accumulated Depreciation

All other financial statement schedules, except for Schedules II and III, have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included in the financial statements.

3.          Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is set forth below in response to Item 601 of Regulation S-K.

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

10.2	2005 Incentive Award Plan (previously filed and incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2005)
10.3	Amendment to 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 10-K filed on March 11, 2015)
10.4	Amendment No. 2 to 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 10-K filed on March 11, 2015)
10.5	Form of Restricted Stock Award Agreement under the Behringer Harvard REIT I, Inc. 2005 Incentive Award Plan (previously filed and incorporated by reference to Form 10-K filed on March 7, 2013)
10.6	TIER REIT, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on September 18, 2015)
10.7	First Amendment to TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.8
Form of Restricted Stock Unit Award Agreement for officers and non-employee directors with respect to time-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on December 3, 2015)

10.9
Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.10
Form of Restricted Stock Unit Award Agreement for non-employee directors with respect to time-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on December 3, 2015)

10.11	Form of Restricted Stock Award Agreement under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)
10.12
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.13
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.14
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.15
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.16
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.17	Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (filed herewith)
10.18
Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.19
First Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.20
Second Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.21
Third Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.22	Fourth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (filed herewith)
10.23
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.24
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.25
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.26
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.27
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.28	Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (filed herewith)
10.29
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.30
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.31
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.32
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.33
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.34	Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (filed herewith)
10.35
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.36
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.37
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.38
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.39
Fourth Amendment to Employment Agreement, effective as of January 26, 2016, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on January 26, 2016)

10.40
Fifth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.41
Sixth Amendment to Employment Agreement, effective as of May 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-Q filed on May 10, 2017)

10.42	Seventh Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (filed herewith)
10.43
Amended and Restated Credit Agreement, dated as of June 30, 2015, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; the Financial Institutions party thereto and their assignees as Lenders; Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Syndication Agent; and U.S. Bank National Association and Fifth Third Bank as Co-Documentation Agents (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.44
First Amendment to Amended and Restated Credit Agreement, dated as of July 20, 2015, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; certain subsidiaries of TIER REIT, Inc. as signatory thereto; and Wells Fargo Bank National Association as Administrative Agent (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.45
Amended and Restated Guaranty, dated as of June 30, 2015, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto in favor of Wells Fargo Bank, National Association in its capacity as Administrative Agent for the Lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on July 20, 2015)

10.46
Increase and Second Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2016, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; and Wells Fargo Bank, National Association as Administrative Agent (previously filed and incorporated by reference to Form 10-Q filed on May 9, 2016)

10.47
Third Amendment to Amended and Restated Credit Agreement, dated as of March 17, 2017, by and among Tier Operating Partnership LP as Borrower; TIER REIT, Inc. as Parent; and Wells Fargo Bank, National Association as Administrative Agent (previously filed and incorporated by reference to Form 10-Q filed on May 10, 2017)

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1*	Section 1350 Certification (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedules.

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

Item 16.                Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER REIT, Inc.

Dated:	February 12, 2018	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 12, 2018	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer, President, and Director
(Principal Executive Officer)

February 12, 2018	/s/ Dallas E. Lucas
Dallas E. Lucas
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

February 12, 2018	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Chairman of the Board of Directors

February 12, 2018	/s/ R. Kent Griffin, Jr.
R. Kent Griffin, Jr.
Director

February 12, 2018	/s/ Thomas M. Herzog
Thomas M. Herzog
Director

February 12, 2018	/s/ Dennis J. Martin
Dennis J. Martin
Director

February 12, 2018	/s/ Gregory J. Whyte
Gregory J. Whyte
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TIER REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index as Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
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

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 12, 2018

We have served as the Company's auditor since 2005.

TIER REIT, Inc.
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Real estate
Land	$139,951	$143,537
Land held for development	45,059	45,059
Buildings and improvements, net	1,061,418	1,043,641
Real estate under development	29,525	17,961
Total real estate	1,275,953	1,250,198
Cash and cash equivalents	13,800	14,884
Restricted cash	8,510	7,509
Accounts receivable, net	81,129	71,459
Prepaid expenses and other assets	28,112	25,305
Investments in unconsolidated entities	31,852	76,813
Deferred financing fees, net	1,387	2,395
Lease intangibles, net	87,047	61,844
Other intangible assets, net	—	9,787
Assets associated with real estate held for sale	53,348	32,346
Total assets	$1,581,138	$1,552,540

Liabilities and equity

Liabilities
Notes payable, net	$794,538	$826,783
Accounts payable and accrued liabilities	81,166	74,458
Acquired below-market leases, net	17,942	6,886
Distributions payable	—	8,601
Other liabilities	7,567	14,353
Obligations associated with real estate held for sale	2,354	943
Total liabilities	903,567	932,024

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized at December 31, 2017 and 2016, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,623,324 and 47,473,218 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	5
Additional paid-in capital	2,609,540	2,606,098
Cumulative distributions and net loss attributable to common stockholders	(1,936,960)	(1,986,515)
Accumulated other comprehensive income (loss)	4,218	(1,042)
Stockholders’ equity	676,803	618,546
Noncontrolling interests	768	1,970
Total equity	677,571	620,516
Total liabilities and equity	$1,581,138	$1,552,540

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share amounts)

	2017	2016	2015
Rental revenue	$216,461	$242,818	$282,365
Expenses
Property operating expenses	55,921	72,603	89,158
Interest expense	33,576	43,257	57,454
Real estate taxes	34,264	36,297	40,134
Property management fees	232	917	5,028
Asset impairment losses	5,250	8,977	132
General and administrative	21,446	23,649	44,941
Depreciation and amortization	94,754	111,830	122,731
Total expenses	245,443	297,530	359,578
Interest and other income	1,359	1,169	810
Loss on early extinguishment of debt	(545)	—	(21,502)
Loss from continuing operations before income taxes, equity in operations of investments, and gains	(28,168)	(53,543)	(97,905)
Provision for income taxes	(468)	(655)	(1,507)
Equity in operations of investments	6,399	2,569	3,982
Loss from continuing operations before gains	(22,237)	(51,629)	(95,430)
Discontinued operations
Income from discontinued operations	—	—	1,407
Gain on sale of discontinued operations	—	—	15,383
Discontinued operations	—	—	16,790
Gain on sale of assets	92,396	22,176	44,477
Gain on remeasurement of investment in unconsolidated entities	14,168	—	—
Net income (loss)	84,327	(29,453)	(34,163)
Noncontrolling interests in continuing operations	(41)	36	159
Noncontrolling interests in discontinued operations	—	—	(30)
Dilution of Series A Convertible Preferred Stock	—	—	1,926
Net income (loss) attributable to common stockholders	$84,286	$(29,417)	$(32,108)

Basic weighted average common shares outstanding	47,537,758	47,405,564	48,960,393
Diluted weighted average common shares outstanding	47,882,642	47,405,564	48,960,393

Basic income (loss) per common share:
Continuing operations	$1.76	$(0.62)	$(1.00)
Discontinued operations	—	—	0.34
Basic income (loss) per common share	$1.76	$(0.62)	$(0.66)

Diluted income (loss) per common share:
Continuing operations	$1.75	$(0.62)	$(1.00)
Discontinued operations	—	—	0.34
Diluted income (loss) per common share	$1.75	$(0.62)	$(0.66)

Net income (loss) attributable to common stockholders:
Continuing operations	$84,286	$(29,417)	$(48,868)
Discontinued operations	—	—	16,760
Net income (loss) attributable to common stockholders	$84,286	$(29,417)	$(32,108)
Comprehensive income (loss):
Net income (loss)	$84,327	$(29,453)	$(34,163)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	5,262	2,824	(3,077)
Dilution of Series A Convertible Preferred Stock	—	—	1,926
Comprehensive income (loss)	89,589	(26,629)	(35,314)
Comprehensive (income) loss attributable to noncontrolling interests	(43)	30	134
Comprehensive income (loss) attributable to common stockholders	$89,546	$(26,599)	$(35,180)

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value				Noncontrolling Interests	Total Equity

Balance at January 1, 2015	49,877	$5	$2,645,927	$(1,862,555)	$(788)	$945	$783,534
Net loss	—	—	—	(34,034)	—	(129)	(34,163)
Unrealized loss on interest rate derivatives	—	—	—	—	(3,072)	(5)	(3,077)
Share based compensation, net	148	—	3,687	—	—	31	3,718
Redemption of common stock	(2,663)	—	(50,841)	—	—	—	(50,841)
Contributions by noncontrolling interest	—	—	—	—	—	1,325	1,325
Distributions declared:
Common stock ($0.54 per share)	—	—	—	(26,126)	—	—	(26,126)
Series A Convertible Preferred Stock ($0.54 per share)	—	—	—	(6)	—	—	(6)
Noncontrolling interests	—	—	—	—	—	(48)	(48)
Dilution of Series A Convertible Preferred Stock	—	—	1,926	—	—	—	1,926
Purchase operating partnership units	—	—	(506)	—	—	(617)	(1,123)
Balance at December 31, 2015	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(29,417)	—	(36)	(29,453)
Unrealized gain on interest rate derivatives	—	—	—	—	2,818	6	2,824
Share based compensation, net	111	—	3,205	—	—	304	3,509
Contributions by noncontrolling interest	—	—	—	—	—	221	221
Distributions declared:
Common stock ($0.72 per share)	—	—	—	(34,377)	—	—	(34,377)
Noncontrolling interests	—	—	—	—	—	(27)	(27)
Cancellation of Series A Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at December 31, 2016	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at December 31, 2016 (restated)	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	84,286	—	41	84,327
Unrealized gain on interest rate derivatives	—	—	—	—	5,260	2	5,262
Share based compensation, net	150	—	3,152	—	—	(216)	2,936
Contributions by noncontrolling interest	—	—	—	—	—	488	488
Distributions declared:
Common stock ($0.72 per share)	—	—	—	(34,441)	—	—	(34,441)
Noncontrolling interests	—	—	—	—	—	(17)	(17)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at December 31, 2017	47,623	$5	$2,609,540	$(1,936,960)	$4,218	$768	$677,571

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$84,327	$(29,453)	$(34,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairment losses	5,250	8,977	132
Gain on sale of assets	(92,396)	(22,176)	(44,477)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—	—
Gain on sale of discontinued operations	—	—	(15,383)
Loss on early extinguishment of debt	109	—	614
Hedge ineffectiveness income from derivatives	(253)	(572)	—
Amortization of restricted shares and units	4,079	4,159	4,975
Depreciation and amortization	94,754	111,830	122,731
Amortization of lease intangibles	(275)	(2,015)	(1,978)
Amortization of above- and below-market rent	(3,895)	(4,255)	(5,842)
Amortization of deferred financing and mark-to-market costs	3,444	3,106	3,683
Equity in operations of investments	(6,399)	(2,569)	(3,982)
Ownership portion of fees from unconsolidated entities	409	562	497
Distributions from investments	9,108	739	871
Change in accounts receivable	(9,055)	(8,892)	(8,180)
Change in prepaid expenses and other assets	(697)	852	2,260
Change in lease commissions	(15,907)	(10,614)	(17,068)
Change in other lease intangibles	(432)	(852)	(1,149)
Change in other intangible assets	—	(100)	—
Change in accounts payable and accrued liabilities	(842)	3,627	(8,337)
Change in other liabilities	3,255	(1,051)	2,432
Change in payables to related parties	—	—	(1,516)
Cash provided by (used in) operating activities	60,416	51,303	(3,880)

Cash flows from investing activities
Escrow deposits	(13,350)	(19,000)	—
Return of investments	25,784	17,331	4,786
Purchase of ground lease	—	—	(7,200)
Purchases of real estate	(93,011)	—	(178,184)
Investments in unconsolidated entities	(19,667)	(3,956)	(39,173)
Capital expenditures for real estate	(33,688)	(48,603)	(70,856)
Capital expenditures for real estate under development	(30,550)	(11,088)	(2,555)
Proceeds from sale of discontinued operations	—	—	59,715
Proceeds from sale of assets	328,461	295,453	433,709
Cash provided by investing activities	163,979	230,137	200,242

Cash flows from financing activities
Financing costs	(1,972)	(885)	(5,915)
Proceeds from notes payable	196,000	173,000	779,905
Payments on notes payable	(374,792)	(419,294)	(943,667)
Payments on capital lease obligations	—	—	(12)
Redemptions of common stock	—	—	(50,841)
Transfer of common stock	(1,143)	(650)	(1,257)
Purchase of operating partnership units	—	—	(1,123)
Distributions paid to common stockholders	(43,034)	(34,359)	(17,549)
Distributions paid to Series A Convertible Preferred stockholders	—	(2)	(4)
Distributions paid to noncontrolling interests	(25)	(38)	(30)
Contributions from noncontrolling interests	488	221	325
Cash used in financing activities	(224,478)	(282,007)	(240,168)
Net change in cash, cash equivalents, and restricted cash	(83)	(567)	(43,806)
Cash, cash equivalents, and restricted cash at beginning of period	22,393	22,960	66,766
Cash, cash equivalents, and restricted cash at end of period	$22,310	$22,393	$22,960

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

As of December 31, 2017, we owned interests in 20 operating office properties, one non-operating property, and two development properties located in eight markets throughout the United States.

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

Real Estate

Upon the acquisition of real estate properties accounted for as an acquisition of an asset, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities.  The acquisition date is the date on which we obtain control of the real estate property and associated transaction costs are capitalized. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.

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

The estimated remaining useful lives for our acquired lease intangibles range from an ending date of January 2018 to an ending date of June 2027.  Anticipated amortization associated with our acquired lease intangibles for each of the years ending December 31, 2018, through December 31, 2022, is as follows (in thousands):

2018	$3,466
2019	$3,413
2020	$3,465
2021	$3,222
2022	$2,779

The following is a summary of our building and improvements and related lease intangibles as of December 31, 2017 and 2016, (in thousands):

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2017
Cost	$1,514,544	$146,926	$4,857	$(50,399)
Less: accumulated depreciation and amortization	(453,126)	(60,298)	(4,438)	32,457
Net	$1,061,418	$86,628	$419	$(17,942)

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2016
Cost	$1,579,157	$131,618	$5,005	$(42,537)
Less: accumulated depreciation and amortization	(535,516)	(70,672)	(4,107)	35,651
Net	$1,043,641	$60,946	$898	$(6,886)

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

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Senior Vice President - Accounting, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the year ended December 31, 2017, 2016 and 2015 we recorded non-cash impairment charges of approximately $5.3 million, $9.0 million and $0.1 million, respectively, related to the impairment of consolidated real estate assets.  The impairment losses recorded were primarily related to assets assessed for impairment due to changes in management’s estimates of the intended hold periods for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2017, 2016 or 2015.

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

Hurricane Harvey

During the third quarter of 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets as of December 31, 2017, and we incurred approximately $8.6 million of restoration costs during the year ended December 31, 2017.

The write-off of the net book value of damaged assets and the restoration costs incurred during the year ended December 31, 2017, have been offset by an estimated insurance recovery of approximately $23.6 million. As of December 31, 2017, we have received approximately $4.8 million of these insurance recoveries. Since we determined that it was probable of receipt, the remaining estimated insurance recovery of approximately $18.8 million is recorded as a receivable as of December 31, 2017, and is included in “accounts receivable, net” on our consolidated balance sheet as of December 31, 2017.

To the extent that insurance proceeds ultimately exceed (1) the difference between the replacement costs and the net book value of damaged assets plus (2) the restoration costs incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

From August 28, 2017 through December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants because the properties had not been restored to pre-loss condition. These abatements were a reduction to “rental revenue” on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017, offset by business interruption insurance proceeds of approximately $6.2 million, net of a deductible and estimated saved expenses.

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

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$13,800	$14,884	$12,248
Restricted cash	8,510	7,509	10,712
Total cash, cash equivalents, and restricted cash	$22,310	$22,393	$22,960

Accounts Receivable, net

The following is a summary of our accounts receivable as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Straight-line rental revenue receivable	$57,372	$68,287
Insurance receivable	18,826	—
Tenant receivables	4,221	5,047
Non-tenant receivables	893	691
Allowance for doubtful accounts	(183)	(2,566)
Total	$81,129	$71,459

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the years ended December 31, 2017 and 2016, we capitalized interest expense of approximately $1.3 million and $0.7 million, respectively, for unconsolidated entities with property under development, which is included in our investments in unconsolidated entities on our consolidated balance sheets.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. As of December 31, 2017, we have one property that was classified as real estate held for sale. We had four properties classified as real estate held for sale as of December 31, 2016, each of which was sold during 2017.

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

As of December 31, 2017 and 2016, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Valuation of Series A Convertible Preferred Stock

As of December 31, 2015, we had 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) outstanding. The shares of Series A Convertible Preferred Stock were initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our consolidated balance sheets. In estimating the fair value of these shares, management considered various potential outcomes for the conversion of the shares within the context of a probability weighted expected returns model. Subsequent to the date of issuance, the Series A Convertible Preferred Stock was adjusted to its maximum redemption value at the end of each reporting period. However, to the extent that the maximum redemption value of the Series A Convertible Preferred Stock did not exceed the fair value of the shares at the date of issuance, the shares were not adjusted below the fair value at the date of issuance. On March 2, 2016, based on the Conversion Company Value, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

Revenue Recognition

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the years ended December 31, 2017, 2016 and 2015, was approximately $7.0 million, $5.4 million, and $11.4 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the years ended December 31, 2017, 2016 and 2015, was approximately $1.8 million, $3.2 million, and $3.1 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the years ended December 31, 2017, 2016 and 2015, was approximately $3.9 million, $4.3 million, and $5.8 million, respectively. Revenue relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized lease termination fees of approximately $0.7 million, $1.7 million, and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Each of the amounts presented above include rental revenue amounts recognized in discontinued operations during 2015.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  The Company is generally not subject to federal income taxes to the extent we distribute our REIT taxable income to our stockholders currently each year and we meet certain other organizational and operational requirements.  In addition to the Company, our business is conducted through our operating partnership, Tier OP, and various subsidiaries, including limited liability companies, partnerships and corporations elected to be treated as taxable REIT subsidiaries.  The Company and its subsidiaries are subject to state and local income taxes on operations located in states, cities, and other jurisdictions that impose an income tax.  In addition, our taxable REIT subsidiaries are subject to federal, state, and local income taxes at regular corporate tax rates. During the years ended December 31, 2017, 2016, and 2015 the total state and federal income tax provision was approximately $0.5 million, $0.7 million, $1.5 million respectively. The Company has certain deferred tax assets and liabilities consisting primarily of net operating losses and the timing of recognition of depreciation and amortization for tax purposes as opposed to GAAP purposes.

During the years ended December 31, 2017 and 2016, we believe we had no liability for unrecognized tax benefits. Our policy is to include any interest and penalties related to income taxes within the “provision for income taxes” line item on our consolidated statements of operations and comprehensive income (loss).  We generally remain subject to examination by tax authorities for the past three tax years.

At December 31, 2017, TIER REIT, Inc. had net operating loss carryforwards of approximately $639.5 million for income tax purposes that expire in years 2028 to 2036, and capital loss carryforwards of approximately $163.6 million for income tax purposes that expire in 2018.

The tax basis of our net assets and liabilities exceeds the book value by approximately $148.3 million at December 31, 2017, and approximately $202.4 million at December 31, 2016.

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  We have reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the year ended December 31, 2017.

Stock Based Compensation

We have a stock-based incentive award plan for our employees, independent directors, and consultants.  Compensation cost for restricted stock and restricted stock units is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on the tiered lapse schedule and estimated forfeiture rates. Stock options are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model that incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.  For the years ended December 31, 2017, 2016 and 2015, we had approximately $4.1 million, $4.2 million, and $5.0 million, respectively, in compensation costs related to share-based payments.

401(k) Plan

We have a 401(k) defined contribution plan (“401(k) Plan”) for the benefit of our eligible employees. Each employee may contribute up to 100% of their annual compensation, subject to specific limitations under the Code.  Our 401(k) Plan allows us to make discretionary contributions during each plan year. For the years ended December 31, 2017, 2016 and 2015, we expensed approximately $0.3 million, $0.3 million, and $0.2 million in employer contributions, respectively.

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

We have a concentration of properties located in each of Austin, Dallas, and Houston, Texas, which subject us to the business risk associated with our geographic concentration in these markets. The percentage of our total rental revenue from these markets for the years ended December 31, 2017, 2016 and 2015, are 69.8%, 55.5%, and 44.4%, respectively.

Noncontrolling Interests

Noncontrolling interests consist of our third-party owners’ proportionate share of equity in certain consolidated real estate properties and restricted stock units issued to our independent directors.

Net Income (Loss) per Share

Net income (loss) per common share is calculated using the two-class method, which requires the allocation of undistributed net income between common and participating stockholders. All outstanding restricted stock awards containing rights to non-forfeitable distributions are considered participating securities for this calculation. In periods of net loss, no loss is allocated to participating securities because our participating securities do not have a contractual obligation to share in our losses. Gain on sale of assets and gain on remeasurement of investment in unconsolidated entities are included in the calculation of net income (loss) from continuing operations per share in accordance with the Securities and Exchange Commission (“SEC”) guidelines.

Reportable Segments

Our current business consists of owning, acquiring, developing, operating, investing in, and selling real estate assets.  All of our consolidated revenues are from our consolidated real estate properties.  Our chief operating decision maker evaluates operating performance on an individual property level and views each of our real estate assets as an individual operating segment. However, all of our properties are aggregated into one reportable segment as they have similar economic characteristics.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

3.            New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, or “full retrospective” and one requiring prospective application of the new standard with disclosure of results under old standards, or “modified retrospective.” We will adopt this guidance using the “modified retrospective” approach effective January 1, 2018. We have completed the analysis of our non-lease revenue streams, which primarily include gains on sales of assets and parking income. As the majority of our non-lease revenues will continue to be recognized when or as services are performed, the impact of adoption of this guidance is not expected to be material to our financial statements. The adoption will, however, require more extensive disclosures about our revenue streams and the periods over which each is recognized.
In February 2016, the FASB issued updated guidance which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and is required to be adopted using the “modified retrospective” approach.  We expect to adopt this guidance effective January 1, 2019. Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office and equipment leases. We continue to evaluate the impact this guidance will have on our financial statements when adopted.

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
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, we believe the classification of debt prepayment and debt extinguishment costs as financing outflows will impact our financial statements as these items are currently reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. Upon adoption, approximately $0.4 million and $20.9 million of debt extinguishment costs paid will be reflected as cash used in financing activities on our consolidated statements of cash flows for the years ended December 31, 2017 and 2015, respectively.  We paid no debt extinguishment costs for the year ended December 31, 2016.
In February 2017, the FASB issued updated guidance that clarifies the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We do not believe this guidance will have a material impact on our financial statements when adopted.
In May 2017, the FASB issued updated guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not believe this guidance will have a material impact on our financial statements when adopted.

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
4.         Real Estate Activities

Sales of Real Estate Reported in Continuing Operations

The following table presents our sales of real estate for the year ended December 31, 2017, 2016 and 2015, that are reported in continuing operations (in thousands):

	Date of Sale		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale
Property Name		Location
2017
Buena Vista Plaza	01/18/17	Burbank, CA	115	$52,500	$47,498
Three Parkway	03/01/17	Philadelphia, PA	561	95,000	91,876
Eisenhower I (1)	03/13/17	Tampa, FL	130	31,400	30,742
Third + Shoal (2)	03/31/17	Austin, TX	N/A	14,955	14,525
Louisville Portfolio (3)	06/26/17	Louisville, KY	678	71,500	67,042
			1,484	$265,355	$251,683

2016
Lawson Commons	03/01/16	St. Paul MN	436	$68,430	$60,931
FOUR40	06/17/16	Chicago, IL	1,041	191,000	189,072
Hurstbourne Business Center (4)	09/30/16	Louisville, KY	418	41,000	39,777
801 Thompson	10/27/16	Rockville, MD	51	4,900	4,614
Other			—	—	1,059
			1,946	$305,330	$295,453
2015
One and Two Chestnut Place	03/06/15	Worcester, MA	218	$14,000	$11,631
United Plaza	04/23/15	Philadelphia, PA	617	114,554	114,983
1650 Arch Street	04/23/15	Philadelphia, PA	553	76,290	76,573
1325 G Street (5) (6)	06/30/15	Washington, D.C.	307	152,000	145,520
Colorado Building (5)	06/30/15	Washington, D.C.	128	50,000	43,916
Domain LMN (land)	07/24/15	Austin, TX	—	22,000	22,000
Domain K (multifamily property)	10/16/15	Austin, TX	—	15,000	15,000
Domain A (land)	12/16/15	Austin, TX	—	4,250	4,086
			1,823	$448,094	$433,709
__________________________

(1)	We may be entitled to receive an additional $3.0 million subject to certain future events.

(2)	We sold a 50% interest in the entity that owns a 95% interest in the Third + Shoal development property.

(3)	The Louisville Portfolio consists of five properties located in Louisville, Kentucky.

(4)	Hurstbourne Business Center is comprised of Hurstbourne Park and Hurstbourne Place, both office buildings, and Hurstbourne Plaza, a retail center.

(5)	On June 30, 2015, our 1325 G Street and Colorado Building properties were each sold to entities in which we acquired a noncontrolling 10% interest and the properties were deconsolidated.
(6)    In connection with the sale of this property, approximately $100.0 million of proceeds from sale were used to pay off debt secured by the property.

Properties that have been sold contributed net income of approximately $2.5 million and net loss of approximately $6.1 million and $4.2 million to our net income (loss) for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts include charges for impairment and exclude any gains on the sales of these properties.

Sales and Disposals of Real Estate Reported in Discontinued Operations

No properties sold in 2017 or 2016 have been classified as discontinued operations. The following presents our sales of real estate during 2015, that are reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) because they were classified as held for sale as of December 31, 2014 (in thousands):

	Date of Disposal		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale (1)
Property Name		Location
2015
250 West Pratt	03/19/15	Baltimore, MD	368	$63,500	$55,229
Fifth Third Center	04/07/15	Cleveland, OH	508	$52,750	4,486
			876		$59,715
______________

(1)	Proceeds from sale are reduced by approximately $47.1 million of debt that was assumed by the purchaser.

Acquisitions

On October 1, 2016, we adopted new accounting guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. Under the updated guidance, an acquisition of a real estate property is generally treated as an asset acquisition as opposed to a business combination.

Asset Acquisitions

On January 4, 2017, we acquired the remaining 50.16% interest in Domain Junction LLC, the entity that owns Domain 2 and Domain 7, increasing our ownership interest in these properties to 100%, for a purchase price of approximately $91.3 million, which included assumed debt of approximately $40.1 million. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $14.2 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the properties, and include lease intangible assets of approximately $16.6 million and acquired below-market leases of approximately $9.4 million. The estimated remaining average useful lives for these acquired lease intangibles range from an ending date of December 2022 to an ending date of February 2026.
On June 23, 2017, we acquired Legacy District One for a purchase price of approximately $123.3 million, which included approximately $66.0 million in assumed mortgage debt secured by the property. Legacy District One is located in Plano, Texas, and contains approximately 319,000 rentable square feet. The debt matures in January 2023 and has a fixed stated annual interest rate of 4.24%. Assets acquired and liabilities assumed were recorded at their relative fair values and include lease intangible assets of approximately $20.0 million and acquired below-market leases of approximately $6.4 million. The estimated remaining average useful lives for these acquired lease intangibles all have an ending date of June 2027.
Business Combination

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

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the year ended December 31, 2017, we capitalized a total of approximately $30.3 million, including approximately $1.4 million in interest. For the year ended December 31, 2016, we capitalized a total of approximately $14.1 million, including approximately $0.3 million in interest. These costs are classified as real estate under development on our consolidated balance sheets until such time that the development is complete.

6.            Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of December 31, 2017 and 2016 (in thousands):

		Ownership Interest		Investment Balance
	Property Name	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Domain Junction LLC (1)	Domain 2 & Domain 7	100.00%	49.84%	—	9,770
Domain Junction 8 Venture LLC (2)(3)	Domain 8	50.00%	50.00%	882	18,093
208 Nueces Street, LLC (3)(4)	Third + Shoal	47.50%	95.00%	30,970	—
COLDC 54 Holdings, LLC (3)(5)	Colorado Building	—	10.00%	—	711
GSTDC 72 Holdings, LLC (3)(5)	1325 G Street	—	10.00%	—	3,719
1301 Chestnut Associates, L.P. (6)	Wanamaker Building	1.10%	60.00%	—	44,520
Total (7)				$31,852	$76,813
____________________

(1)	On January 4, 2017, we acquired our unrelated third party’s 50.16% interest in Domain Junction LLC increasing our ownership interest to 100%, and these properties were consolidated.

(2)
All major decisions for this entity are made by the other owner. The ownership interest above represents our legal ownership. The economic ownership percentage may differ due to achievement of specified investment return thresholds as provided in the joint venture agreement.

(3)
We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment and to the extent that we guarantee debt. As of December 31, 2017, TIER OP had guaranteed 50% of the construction loan of 208 Nueces Street, LLC, as discussed below. At December 31, 2017, these VIEs have total assets of approximately $172.3 million and total liabilities of approximately $125.1 million. At December 31, 2016, our VIEs had total assets of approximately $353.5 million and total liabilities of approximately $262.8 million.

(4)	On March 31, 2017, we sold a 50% interest in the entity that owns a 95% interest in Third + Shoal, resulting in this property being deconsolidated as control of this property is now shared.

(5)	On April 27, 2017, the Colorado Building and 1325 G Street were sold for a combined contract sales price of $259.0 million (at 100%).

(6)
On January 17, 2017, we sold substantially all of our noncontrolling investment in 1301 Chestnut Associates, L.P. At December 31, 2017, our remaining 1.1% interest is accounted for using the cost method and is included in “prepaid expenses and other assets” on our consolidated balance sheet.

(7)
Our investments in unconsolidated entities at December 31, 2017 and 2016, include basis adjustments that total approximately $9.4 million and $7.2 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership and in 2017, include combined gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million. For the years ended December 31, 2017, 2016 and 2015, we recorded income of approximately $6.4 million, $2.6 million and $4.0 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

Guarantees

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In the fourth quarter of 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which TIER OP has guaranteed 50% of the outstanding principal balance as of December 31, 2017. This percentage is reduced when certain conditions in the guarantee agreement are met. In January 2018, the percentage was lowered to 25% upon the achievement of certain conditions. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
Additionally, there is a recourse carve-out agreement in which TIER OP has guaranteed the entire outstanding balance of the loan in addition to any related losses that may arise from certain violations of the joint venture’s contractual agreements, including “bad boy acts.” In these situations, we have an indemnity and contribution agreement with our partners where each partner has indemnified the other for any recourse liability resulting from claims triggered by that partner.
We believe that, as of December 31, 2017, in the event we become legally obligated to perform under a guarantee of an obligation of 208 Nueces Street, LLC due to a triggering event, the collateral in such entity should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. As of December 31, 2017, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $51.9 million to be our maximum exposure related to the payment guarantee. As of December 31, 2017, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $18.5 million, of which we estimate approximately $9.3 million to be our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
7.          Notes Payable, net

Our notes payable, net were approximately $794.5 million and $826.8 million in principal amount at December 31, 2017 and 2016, respectively. As of December 31, 2017, approximately $191.3 million of our notes payable were secured by real estate assets with a carrying value of approximately $251.3 million. As of December 31, 2017, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $85.0 million. As of December 31, 2017, the stated annual interest rates on our outstanding notes payable ranged from approximately 2.98% to 6.09%. As of December 31, 2017, the effective weighted average interest rate for our debt is approximately 3.89%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which results in an overall effective weighted average interest rate of 4.20% for our debt and an increase in 2017, 2016, and 2015 interest expense of approximately $2.4 million, $2.5 million, and $1.0 million, respectively. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2017, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.4 million as of December 31, 2017. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on their behalf. As of December 31, 2017, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements including our credit facility.

Excluding debt already matured as detailed above, our outstanding debt had maturity dates that range from December 2018 to January 2023. On January 18, 2018, we amended our credit facility (as described below), and as a result, this maturity date range was adjusted to August 2021 to January 2025.

The following table summarizes our notes payable as of December 31, 2017, (in thousands):

Principal payments due in:
2018	$84,678
2019	301,589
2020	1,670
2021	72,402
2022	275,000
Thereafter	66,000
Less: unamortized debt issuance costs (1)	(6,801)
Total	$794,538
________________

(1)	Excludes approximately $1.4 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our consolidated balance sheets.

Credit Facility

As of December 31, 2017, we have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $860.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $285.0 million revolving line of credit. The first term loan matures on December 18, 2019. The second term loan matures on June 30, 2022. The revolving line of credit matures on December 18, 2018, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 35 to 250 basis points. We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  As of December 31, 2017, we had approximately $575.0 million in borrowings outstanding under the term loans, and approximately $35.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $240.9 million under the facility as a whole. As of December 31, 2017, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.44%.

On January 18, 2018, the credit agreement was amended to provide for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. Subject to lender approval, certain conditions, and our payment of certain activation fees to the agent and lenders, the borrowing capacity may be increased up to an additional $300.0 million in the aggregate. The revolving line of credit was increased to $325.0 million with a new maturity date of January 18, 2022, which can be extended one additional year subject to certain conditions and our payment of an extension fee, and the maturity date of the $300.0 million term loan was extended to January 17, 2025.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2017 and 2016 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value

Derivative financial instruments:
2017
Assets	$5,045	$—	$5,045	$—
Liabilities	$—	$—	$—	$—

2016
Assets	$1,182	$—	$1,182	$—
Liabilities	$(1,652)	$—	$(1,652)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Impairment of Real Estate Related Assets

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that management estimated would be used by a market participant in valuing these assets, bona fide purchase offers, or the expected sales price of an executed sales agreement.
During 2017 and 2016, we recorded impairment losses of approximately $5.3 million and $9.0 million, respectively, for properties assessed for impairment due to changes in management’s estimate of the intended hold periods.
The following table summarizes those assets which were measured at fair value and impaired during 2017 and 2016 (in thousands):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the year ended December 31, 2017
Real estate	$69,353	$—	$69,353	$—	$(5,250)

for the year ended December 31, 2016
Real estate held for sale	$9,309	$—	$4,570	$4,739	$(8,977)

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

Financial Instruments not Reported at Fair Value

Financial instruments held at December 31, 2017 and 2016, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, distributions payable, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts and the related estimated fair value of our notes payable as of December 31, 2017 and 2016, are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$801,339	$805,786	$834,131	$837,878
Less: unamortized debt issuance costs	(6,801)		(7,348)
Notes payable, net	$794,538		$826,783

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets, as of December 31, 2017 and 2016 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	2017	2016	2017	2016
Interest rate swaps	$5,045	$1,182	$—	$(1,652)

The tables below present the effect of the change in fair value of derivative financial instruments in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationship
	Gain (loss) recognized in OCI on derivative (effective portion) for the Year Ended December 31,
	2017	2016	2015
Interest rate swaps	$5,262	$2,824	$(3,077)
Total	$5,262	$2,824	$(3,077)

	Amount of loss reclassified from OCI into income (effective portion) for the Year Ended December 31,
Location	2017	2016	2015
Interest expense (1)	$3,457	$6,650	$5,381
Total	$3,457	$6,650	$5,381
 ________________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing) for the Year Ended December 31,

Location	2017	2016	2015
Interest expense (1)	$(253)	$(572)	$—
____________________

(1)
Represents the portion of the change in fair value of our interest rate swaps as (income) or expense attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness.

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During twelve months ending December 31, 2018, we estimate that approximately $0.2 million will be reclassified as a decrease to interest expense.

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

10.             Commitments and Contingencies

As of December 31, 2017, we had commitments of approximately $16.3 million for future tenant improvements and leasing commissions.

As of December 31, 2017, we have employment agreements with five of our executive officers.  The term of each employment agreement ends on February 10, 2020, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of December 31, 2017, we would have recognized approximately $12.1 million in related compensation expense.

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

Stock Plans

Our 2015 Equity Incentive Plan allows for equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Stock options. As of December 31, 2017, we had no outstanding stock options. As of December 31, 2016, we had outstanding options held by our independent directors to purchase 8,330 shares of our common stock, respectively, at a weighted average exercise price of $40.13 per share.

Restricted stock units held by independent directors. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, these RSUs will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) specific dates chosen by the independent directors that range from February 2018 to June 2018. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	39,255	$16.45	28,705	$18.29
Issued	19,672	$17.03	18,275	$15.05
Converted	(39,255)	$16.45	(7,725)	$19.96
Outstanding at the end of the year (1)	19,672	$17.03	39,255	$16.45
_____________________

(1)	As of December 31, 2017, none of the RSUs held by our independent directors are vested.

Restricted stock units held by employees. In 2016, 111,063 RSUs were issued to employees with a grant price of $15.26 per unit. In 2017, 97,557 RSUs were issued to employees with a weighted average grant price of $18.10 per unit. These units vest on December 31, 2018 and December 31, 2019, respectively, at which time they will be converted into a number of shares of common stock, which could range from zero shares to 222,126 shares at December 31, 2018, and zero shares to 195,114 shares at December 31, 2019. The actual number of shares of common stock issued will be based on our annualized total stockholder return (“TSR”) percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the NAREIT Office Index (unweighted), and the TSR of a select group of peer companies. Expense is measured at the grant date, based on the estimated fair value of the award ($19.18 per unit for the 2016 grants and $20.95 per unit for the 2017 grants) as determined by a Monte Carlo simulation based model using the following assumptions:

Assumption	Value
Expected volatility	24%-26%
Risk-free interest rate	1.15%-1.53%
Expected term	35 months
Expected dividend yield	3.7%-4.5%
RSUs were anti-dilutive to earnings per share for each period presented.
Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from January 2018 to May 2020. Compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of shares of restricted stock outstanding as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	246,805	$20.74	281,905	$22.46
Issued	122,852	$17.89	119,747	$15.19
Forfeiture	(20,089)	$17.53	(11,789)	$19.42
Restrictions lapsed	(168,777)	$19.34	(143,058)	$19.59
Outstanding at the end of the year	180,791	$20.47	246,805	$20.74

For the year ended December 31, 2017, 2016 and 2015, we recognized a total of approximately $4.1 million, $4.2 million and $5.0 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of December 31, 2017, the total remaining compensation cost on unvested awards was approximately $3.5 million, with a weighted average remaining contractual life of approximately 1.2 years.
Distributions
Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and has authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter through January 2017. Beginning in the first quarter of 2017, distributions declared for each quarter are paid in the same quarter. Of the amounts distributed by us in 2017, 100% represented ordinary income. Of the amounts distributed by us in 2016, 100% represented a return of capital.
The following table reflects the distributions declared for our common stock and noncontrolling interests during the years ended December 31, 2017 and 2016 (in thousands).

		Common Stockholders	Noncontrolling Interests
	Total
2017
1st Quarter	$8,611	$8,606	$5
2nd Quarter	8,616	8,611	5
3rd Quarter	8,616	8,612	4
4th Quarter	8,615	8,612	3
Total	$34,458	$34,441	$17

2016
1st Quarter	$8,600	$8,594	$6
2nd Quarter	8,601	8,594	7
3rd Quarter	8,602	8,595	7
4th Quarter	8,601	8,594	7
Total	$34,404	$34,377	$27

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data).

	2017	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$84,286	$(29,417)	$(32,108)
Less: net income allocated to participating securities	(510)	—	—
Numerator for basic net income (loss) per share	$83,776	$(29,417)	$(32,108)
Add: undistributed net income allocated to participating securities	300	—	—
Less: undistributed net income re-allocated to participating securities	(298)	—	—
Numerator for diluted net income (loss) per share	$83,778	$(29,417)	$(32,108)

Denominator:
Weighted average common shares outstanding - basic	47,538	47,406	48,960
Effect of dilutive securities	345	—	—
Weighted average common shares outstanding - diluted	47,883	47,406	48,960

Basic net income (loss) per common share	$1.76	$(0.62)	$(0.66)
Diluted net income (loss) per common share	$1.75	$(0.62)	$(0.66)

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	25	457	213

13.             Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2017, for operating office properties we consolidate (excluding properties held for sale) are as follows (in thousands):

Year	Amount
2018	$136,363
2019	126,739
2020	113,766
2021	91,932
2022	79,794
Thereafter	256,458
Total	$805,052

As Lessee

We have land that is subject to long-term ground leases and we lease office space, parking space, and equipment. Total rent expense for the years ended December 31, 2017, 2016 and 2015, was approximately $2.1 million, $2.5 million and $3.0 million, respectively.

Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2018	$1,715
2019	1,289
2020	1,110
2021	852
2022	565
Thereafter	15,095
Total	$20,626

14.          Related Party Transactions

We previously purchased certain administrative services from BHT Advisors, LLC (“BHT Advisors”), which served as our advisor. HPT Management Services, LLC (“HPT Management”) previously provided property management services for substantially all of our properties. Effective June 30, 2015, we terminated the administrative services agreement with BHT Advisors and we internalized the management of our properties and exercised our buyout option with HPT Management. During the year ended December 31, 2015, we paid BHT Advisors approximately $4.2 million for fees and for reimbursement of services provided, and we paid HPT Management approximately $20.9 million for fees and for reimbursement of costs and expenses.

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Interest paid, net of amounts capitalized	$24,430	$38,059	$54,608
Income taxes paid	$404	$2,085	$1,024
Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$16,352	$13,295	$8,906
Amortization of deferred financing fees in building and improvements, net	$—	$—	$240
Escrow deposit applied to purchases of real estate	$14,000	$—	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$13,804	$—	$—
Acquisition of controlling interest in unconsolidated entity	$9,770	$—	$—
Accrued insurance receivable for property damages	$15,000	$—	$—
Contribution of land to non wholly-owed entity	$—	$—	$14,002
Liabilities assumed through the purchase of real estate	$3,267	$—	$1,800
Non-cash financing activities:
Accrual for distributions declared	$—	$8,601	$8,596
Mortgage notes assumed by purchaser	$—	$—	$47,074
Mortgage notes assumed by the Company (1)	$146,000	$—	$—
Cancellation of Series A Convertible Preferred Stock	$—	$2,700	$—
Dilution of Series A Convertible Preferred Stock	$—	$—	$1,926
Financing costs in accounts payable and accrued liabilities	$25	$—	$—
Unrealized gain on interest rate derivatives	$5,262	$2,824	$—
Unrealized loss on interest rate derivatives	$—	$—	$3,077
Contributions from noncontrolling interests	$—	$—	$1,000
_________________
(1) The approximately $146.0 million mortgage notes assumed during 2017, includes approximately $66.0 million of debt assumed when we acquired Legacy District One, approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during 2017.

16.          Discontinued Operations and Real Estate Held for Sale

As discussed in Note 2, “Summary of Significant Accounting Policies,” we adopted the provisions of FASB guidance regarding the reporting of discontinued operations on January 1, 2015. No properties sold in 2017 or 2016 were classified as discontinued operations. During 2015, we sold two consolidated properties that had been held for sale as of December 31, 2014.

The table below summarizes the results of operations for the properties that have been classified as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015 (in thousands):

2015
Rental revenue	$4,615
Expenses
Property operating expenses	1,734
Interest expense	720
Real estate taxes	633
Property management fees	121
Total expenses	3,208
Income from discontinued operations	1,407
Gain on sale of discontinued operations	15,383
Discontinued operations	$16,790

As of December 31, 2017, we had one property classified as real estate held for sale. As of December 31, 2016, we had four properties classified as real estate held for sale. Each of the properties held for sale as of December 31, 2016, were sold during 2017.

The major classes of assets and obligations associated with real estate held for sale as of December 31, 2017 and 2016, are as follows (in thousands):

	December 31, 2017	December 31, 2016
Land	$—	$5,481
Buildings and improvements, net of approximately $29.0 million and $11.8 million in accumulated depreciation at December 31, 2017 and 2016, respectively	45,396	24,837
Accounts receivable and other assets	3,335	665
Lease intangibles, net of approximately $5.6 million and $2.1 million in accumulated amortization at December 31, 2017 and 2016, respectively	2,830	1,363
Other intangible assets, net of approximately $1.2 million in accumulated amortization at December 31, 2017	1,787	—
Assets associated with real estate held for sale	$53,348	$32,346

Acquired below-market leases, net of approximately $1.3 million and $0.2 million in accumulated amortization at December 31, 2017 and 2016, respectively	$364	$44
Other liabilities	1,990	899
Obligations associated with real estate held for sale	$2,354	$943

17.         Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share data).

2017 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$56,363	$54,552	$50,920	$54,626
Income (loss) before gains	$(6,690)	$2,772	$(8,051)	$(10,268)
Gain on sale of assets	90,750	1,262	—	384
Gain on remeasurement of investment in unconsolidated entities	14,168	—	—	—
Net income (loss)	$98,228	$4,034	$(8,051)	$(9,884)
Net income (loss) attributable to common stockholders	$98,171	$4,031	$(8,041)	$(9,875)
Weighted average shares outstanding - basic	47,511	47,536	47,550	47,554
Weighted average shares outstanding - diluted	47,806	47,875	47,550	47,554
Basic income (loss) per common share	$2.05	$0.08	$(0.17)	$(0.21)
Diluted income (loss) per common share	$2.04	$0.08	$(0.17)	$(0.21)

2016 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$68,478	$64,267	$55,998	$54,075
Loss before gain on sale of assets	$(18,462)	$(14,371)	$(11,805)	$(6,991)
Gain on sale of assets	5,739	5,010	10,777	650
Net loss	$(12,723)	$(9,361)	$(1,028)	$(6,341)
Net loss attributable to common stockholders	$(12,707)	$(9,352)	$(1,025)	$(6,333)
Basic and diluted weighted average common shares outstanding	47,390	47,406	47,413	47,414
Basic and diluted loss per common share	$(0.27)	$(0.20)	$(0.02)	$(0.13)

18.         Subsequent Events

On January 4, 2018, we acquired a 96.5% promoted economic interest in Domain Point for a contract purchase price of $73.8 million (at 100%). We own a 90% interest in the entity that owns Domain Point. Domain Point is located in Austin, Texas adjacent to our other Domain office properties and includes two buildings with 240,000 rentable square feet (combined).

On January 18, 2018, our credit agreement was amended to provide for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. Subject to lender approval, certain conditions, and our payment of certain activation fees to the agent and lenders, the borrowing capacity may be increased up to an additional $300.0 million in the aggregate. The revolving line of credit was increased to $325.0 million with a new maturity date of January 18, 2022, which can be extended one additional year subject to certain conditions and our payment of an extension fee, and the maturity date of the $300.0 million term loan was extended to January 17, 2025.

TIER REIT, Inc.
Valuation and Qualifying Accounts
Schedule II
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs/Payments/Other	Balance at End of Year
Year to date December 31, 2017	$2,566	$183	$—	$(2,566)	$183
Year to date December 31, 2016	$4,713	$878	$851	$(3,876)	$2,566
Year to date December 31, 2015	$1,201	$791	$2,946	$(225)	$4,713

TIER REIT, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2017
(in thousands)

						Gross amount
			Initial cost		Costs capitalized	at which
				Building and	subsequent	carried at	Accumulated	Year of	Date
Property Name	Location	Encumbrances	Land (1)	Improvements	to acquisition (2)	close of period (3)	depreciation	construction	acquired
Woodcrest Corporate Center	Cherry Hill, NJ	—	5,927	49,977	7,060	62,964	27,270	1960	01/2006
Burnett Plaza	Ft. Worth, TX	—	6,239	157,171	28,259	191,669	84,618	1983	02/2006
The Terrace Office Park	Austin, TX	—	17,330	124,551	21,959	163,840	65,833	1997-2002	06/2006
Bank of America Plaza	Charlotte, NC	—	26,656	185,215	57,027	268,898	94,502	1974	10/2006
One & Two Eldridge Place	Houston, TX	—	6,605	89,506	8,379	104,490	43,471	1984/86	12/2006
Centreport Office Center	Ft. Worth, TX	—	3,175	12,917	(6,130)	9,962	3,695	1999	06/2007
111 Woodcrest	Cherry Hill, NJ	—	1,000	5,417	(827)	5,590	2,113	1964	11/2007
Fifth Third Center	Columbus, OH	48,177	3,500	54,242	(18,623)	39,119	7,998	1928	12/2007
Plaza at MetroCenter	Nashville, TN	—	3,341	35,333	(1,410)	37,264	10,672	1985	12/2007
Loop Central	Houston, TX	—	11,653	86,587	(26,404)	71,836	5,586	1980-1982	12/2007
One BriarLake Plaza	Houston, TX	77,162	9,602	119,660	14,858	144,120	50,662	2000	09/2008
Two BriarLake Plaza	Houston, TX	—	2,446	81,748	1,888	86,082	10,704	2012-2014	12/2009
Three Eldridge Place	Houston ,TX	—	3,090	62,181	1,281	66,552	24,328	2009	12/2006- 11/2009
5950 Sherry Lane	Dallas, TX	—	10,002	50,876	6,556	67,434	8,373	1999	12/2014
Domain 2	Austin, TX	—	4,598	48,258	25	52,881	1,926	2014	07/2015-1/2017
Domain 3	Austin, TX	—	6,781	32,923	1,744	41,448	3,203	1975/2001	07/2015
Domain 4	Austin, TX	—	5,988	24,401	3,936	34,325	2,589	1968/2001	07/2015
Domain 7	Austin, TX	—	8,866	87,105	34	96,005	3,486	2015	07/2015-1/2017
Domain 11	Austin, TX	—	8,230	—	21,208	29,438	—	N/A	07/2015
Legacy District One	Plano, TX	66,000	5,100	104,941	6	110,047	2,097	2012	06/2017
Land held for development	Plano, TX	—	6,380	—	3,162	9,542	—	N/A	06/2015
Land held for development	Austin, TX	—	30,449	—	5,124	35,573	—	N/A	07/2015
Totals (4)		$191,339	$186,958	$1,413,009	$129,112	$1,729,079	$453,126
____________
Generally, each of our properties is an office building with a depreciable life of 25 years.

(1)    Includes land and land held for development.
(2)    Includes adjustments to basis, such as impairment losses and write-off of hurricane damaged assets.
(3)    The aggregate cost for federal income tax purposes is approximately $1.9 billion.
(4)    Excludes balances related to real estate held for sale as of December 31, 2017.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Real Estate:
Balance at beginning of the year	$1,785,714	$2,139,712	$2,326,195
Acquisitions/improvements	258,955	64,721	184,326
Assets disposed/written-off	(315,590)	(418,719)	(370,809)
Balance at end of the year	$1,729,079	$1,785,714	$2,139,712
Accumulated depreciation:
Balance at beginning of the year	$535,516	$566,464	$557,429
Depreciation expense	77,585	90,682	99,131
Assets disposed/written-off	(159,975)	(121,630)	(90,096)
Balance at end of the year	$453,126	$535,516	$566,464

*****