Form 10-Q
period 2018-03-31
TIER REIT INC
filed 2018-05-08
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2018
OR
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

As of April 30, 2018, TIER REIT, Inc. had 47,920,956 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended March 31, 2018

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Real estate
Land	$156,577	$139,951
Land held for development	45,059	45,059
Buildings and improvements, net	1,177,433	1,061,418
Real estate under development	51,286	29,525
Total real estate	1,430,355	1,275,953
Cash and cash equivalents	10,183	13,800
Restricted cash	12,565	8,510
Accounts receivable, net	76,385	81,129
Prepaid expenses and other assets	14,238	28,112
Investments in unconsolidated entities	31,314	31,852
Deferred financing fees, net	3,426	1,387
Lease intangibles, net	110,533	87,047
Assets associated with real estate held for sale	—	53,348
Total assets	$1,688,999	$1,581,138
Liabilities and equity
Liabilities
Notes payable, net	$890,533	$794,538
Accounts payable and accrued liabilities	76,144	81,166
Acquired below-market leases, net	27,684	17,942
Other liabilities	7,078	7,567
Obligations associated with real estate held for sale	—	2,354
Total liabilities	1,001,439	903,567
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized at March 31, 2018, and December 31, 2017, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 47,655,669 and 47,623,324 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	5	5
Additional paid-in capital	2,610,288	2,609,540
Cumulative distributions and net loss attributable to common stockholders	(1,936,561)	(1,936,960)
Accumulated other comprehensive income	10,479	4,218
Stockholders’ equity	684,211	676,803
Noncontrolling interests	3,349	768
Total equity	687,560	677,571
Total liabilities and equity	$1,688,999	$1,581,138

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Rental revenue	$54,143	$56,363
Expenses
Property operating expenses	13,155	14,690
Interest expense	8,109	8,780
Real estate taxes	8,754	8,560
Property management fees	85	60
General and administrative	5,503	5,707
Depreciation and amortization	24,616	24,529
Total expenses	60,222	62,326
Interest and other income	45	318
Loss on early extinguishment of debt	(8,988)	(545)
Loss before income taxes, equity in operations of investments, and gains	(15,022)	(6,190)
Provision for income taxes	(195)	(244)
Equity in operations of investments	287	(256)
Loss before gains	(14,930)	(6,690)
Gain on sale of assets	12,014	90,750
Gain on remeasurement of investment in unconsolidated entities	11,242	14,168
Net income	8,326	98,228
Noncontrolling interests	64	(57)
Net income attributable to common stockholders	$8,390	$98,171
Weighted average common shares outstanding - basic	47,645,050	47,510,915
Weighted average common shares outstanding - diluted	48,299,882	47,806,069

Basic income per common share	$0.18	$2.05
Diluted income per common share	$0.17	$2.04

Distributions declared per common share	$0.18	$0.18

Comprehensive income:
Net income	$8,326	$98,228
Other comprehensive income: unrealized income on interest rate derivatives	5,438	2,069
Comprehensive income	13,764	100,297
Comprehensive (income) loss attributable to noncontrolling interests	62	(58)
Comprehensive income attributable to common stockholders	$13,826	$100,239

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Three months ended March 31, 2018
Balance at December 31, 2017	47,623	$5	$2,609,540	$(1,936,960)	$4,218	$768	$677,571
Cumulative effect of changes in accounting principles	—	—	—	635	825	—	1,460
Balance at January 1, 2018	47,623	$5	$2,609,540	$(1,936,325)	$5,043	$768	$679,031
Net income	—	—	—	8,390	—	(64)	8,326
Unrealized gain on interest rate derivatives	—	—	—	—	5,436	2	5,438
Share based compensation, net	33	—	748	—	—	43	791
Contributions by noncontrolling interests	—	—	—	—	—	2,603	2,603
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(8,626)	—	—	(8,626)
Noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance at March 31, 2018	47,656	$5	$2,610,288	$(1,936,561)	$10,479	$3,349	$687,560

Three months ended March 31, 2017
Balance at December 31, 2016	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	98,171	—	57	98,228
Unrealized gain on interest rate derivatives	—	—	—	—	2,068	1	2,069
Share based compensation, net	53	—	683	—	—	(102)	581
Contributions by noncontrolling interests	—	—	—	—	—	438	438
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(8,606)	—	—	(8,606)
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at March 31, 2017	47,526	$5	$2,607,071	$(1,897,240)	$1,026	$859	$711,721

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net income	$8,326	$98,228
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of assets	(12,014)	(90,750)
Gain on remeasurement of investment in unconsolidated entities	(11,242)	(14,168)
Loss on early extinguishment of debt	8,988	545
Hedge ineffectiveness expense from derivatives	—	30
Amortization of restricted shares and units	1,000	910
Depreciation and amortization	24,616	24,529
Amortization of lease intangibles	(63)	(246)
Amortization of above- and below-market rent	(1,276)	(908)
Amortization of deferred financing fees	404	812
Equity in operations of investments	(287)	256
Ownership portion of fees from unconsolidated entities	48	18
Distributions from investments	10	3,325
Change in accounts receivable	644	(1,135)
Change in prepaid expenses and other assets	911	336
Change in lease commissions	(1,130)	(2,752)
Change in other lease intangibles	4	(335)
Change in accounts payable and accrued liabilities	(21,510)	(20,560)
Change in other liabilities	508	(194)
Cash used in operating activities	(2,063)	(2,059)

Cash flows from investing activities
Escrow deposits	(3,000)	(3,000)
Return of investments	1,711	1,451
Purchases of real estate	(98,875)	(39,363)
Investments in unconsolidated entities	(409)	(4,384)
Capital expenditures for real estate	(8,526)	(10,146)
Capital expenditures for real estate under development	(18,211)	(12,079)
Proceeds from sales of assets	141,391	261,578
Cash provided by investing activities	14,081	194,057

Cash flows from financing activities
Financing costs	(3,178)	(1,221)
Proceeds from notes payable	702,000	125,000
Payments on notes payable	(700,384)	(257,731)
Payments for early extinguishment of debt	(3,632)	(436)
Transfer of common stock	(210)	(329)
Distributions paid to common stockholders	(8,626)	(17,200)
Distributions paid to noncontrolling interests	(3)	(12)
Contributions from noncontrolling interests	2,453	438
Cash used in financing activities	(11,580)	(151,491)

Net change in cash, cash equivalents, and restricted cash	438	40,507
Cash, cash equivalents, and restricted cash at beginning of period	22,310	22,393
Cash, cash equivalents, and restricted cash at end of period	$22,748	$62,900

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

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of March 31, 2018, we owned interests in 18 operating office properties, one non-operating property, and two development properties. Our operating properties are located in six markets throughout the United States.

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

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 12, 2018.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2018, and December 31, 2017, and condensed consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the periods ended March 31, 2018 and 2017, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2018, and December 31, 2017, and our results of operations and our cash flows for the periods ended March 31, 2018 and 2017.  These adjustments are of a normal recurring nature.

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

Real Estate

The following is a summary of our buildings and improvements and related lease intangibles as of March 31, 2018, and December 31, 2017 (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of March 31, 2018
Cost	$1,639,073	$172,211	$4,857	$(61,205)
Less: accumulated depreciation and amortization	(461,640)	(61,966)	(4,569)	33,521
Net	$1,177,433	$110,245	$288	$(27,684)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2017
Cost	$1,514,544	$146,926	$4,857	$(50,399)
Less: accumulated depreciation and amortization	(453,126)	(60,298)	(4,438)	32,457
Net	$1,061,418	$86,628	$419	$(17,942)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2018 to an ending date of November 2027.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

April 2018 - December 2018	$5,546
2019	$7,154
2020	$6,308
2021	$5,059
2022	$4,357

Hurricane Harvey

In August 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. In the third quarter of 2017, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets, and we have incurred approximately $10.2 million of restoration expenses from August 2017 through March 2018.

The write-off of the net book value of damaged assets and the restoration expenses incurred have been fully offset by an estimated insurance recovery. Since we determined that it is probable of receipt, the estimated insurance recovery is recorded as a receivable and is included in “accounts receivable, net” on our condensed consolidated balance sheets. Through March 31, 2018, we have received approximately $7.1 million of this insurance recovery.

To the extent that insurance proceeds ultimately exceed the net book value of damaged assets plus the restoration expenses incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

During the first quarter of 2018, we provided rent abatements of approximately $3.9 million to tenants as a result of the hurricane. These abatements were a reduction to “rental revenue” on our consolidated statement of operations and comprehensive income for the three months ended March 31, 2018. These rent abatements were offset by approximately $3.3 million of business interruption insurance proceeds received during the quarter and approximately $0.2 million of estimated saved expenses. We anticipate we will receive remaining business interruption insurance proceeds in subsequent quarters.

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

The following is a summary of our total cash, cash equivalents, and restricted cash as presented in our statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$10,183	$55,215
Restricted cash	12,565	7,685
Total cash, cash equivalents, and restricted cash	$22,748	$62,900

Accounts Receivable, net

The following is a summary of our accounts receivable as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Straight-line rental revenue receivable	$52,908	$57,372
Insurance receivable	18,067	18,826
Tenant receivables	4,192	4,221
Non-tenant receivables	1,448	893
Allowance for doubtful accounts	(230)	(183)
Total	$76,385	$81,129

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the three months ended March 31, 2018 and 2017, we capitalized interest expense of approximately $0.3 million and $0.4 million, respectively, for unconsolidated entities with properties under development, which is included in our investments in unconsolidated entities on our condensed consolidated balance sheets.

Noncontrolling Interests

                Noncontrolling interests consists of our third-party partners’ proportionate share of equity in certain consolidated real estate properties and restricted stock units issued to our independent directors.

Revenue Recognition

Our rental revenue primarily consists of revenue generated from leases. We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.
For contracts with customers (as defined by GAAP), we recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Our revenue from contracts with customers primarily consists of parking income, development fee income, and gain on sale of assets.
Parking income - Parking income is primarily generated (1) through contractual arrangements with management companies that operate the parking garages and remit the monthly revenue collected to us or (2) directly through tenant leases. Revenue is recognized at a point in time upon the performance of services. Accounts receivable are recorded for services provided in advance of receiving payment. Management applies judgment in determining whether we are the principal or agent in those arrangements with management companies. We report revenue and expenses from these transactions on a gross basis since we control the fulfillment of the promise to provide the service.
Development fee income - We serve as a development manager for development projects owned by unconsolidated entities in which we have an ownership interest. Development fees are paid monthly and structured based on costs that approximate the percentage of construction completed. Our performance obligation is therefore satisfied over time, and we recognize development fee income based on progress of the developments.
Gain on sale of assets - Upon the disposition of a property, we recognize a gain or loss at a point in time when we determine control of the underlying asset has been transferred to the buyer. Our performance obligation is generally satisfied at closing of the transaction. Any continuing involvement is analyzed as a separate performance obligation in the contract and a portion of the sales price is allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it will be recognized. There is significant judgment applied to estimate the amount of any variable consideration identified within the sales price and assess its probability of occurrence based on current market information, historical transactions, and forecasted information that is reasonably available.
3.            New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are required under the guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, or full retrospective, and one requiring prospective application of the new standard with disclosure of results under old standards, or modified retrospective. We adopted this guidance on January 1, 2018, using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. The most material potential impact from adoption relates to how revenue is recognized for sales of real estate with continuing involvement. Prior to the adoption, profit for such sales transactions was recognized and then reduced by the maximum exposure to loss related to the nature of the continuing involvement at the time of sale. Under the new guidance, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it is recognized. Upon adoption, we recorded a cumulative-effect adjustment to decrease opening cumulative distributions and net loss attributable to common stockholders by approximately $1.5 million. The adjustment represents a gain on sale that was deferred under the previous guidance. We determined since control of the underlying asset was transferred to the buyer at closing of the transaction, the gain was recognizable at the time of sale. Our internal controls with respect to accounting for real estate sales have been updated accordingly. The adoption of this guidance resulted in no other changes with respect to the timing of revenue recognition or internal controls related to our other revenue from contracts with customers which include primarily parking income and development fee income. The additional disclosures required under the guidance related to our revenue from contracts with customers are provided in Footnote 12.
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment and debt extinguishment costs as financing outflows impact our financial statements as these items were previously reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted and is required to be applied retrospectively to all periods presented. We adopted this guidance on January 1, 2018, and the condensed consolidated statement of cash flows for the three months ended March 31, 2017, reflects the reclassification of approximately $0.4 million of payments for debt extinguishment costs from cash used in operating activities to cash used in financing activities.
In February 2017, the FASB issued updated guidance that clarifies the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets, and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2018, did not have a material impact on our financial statements or disclosures.
In May 2017, the FASB issued updated guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance on January 1, 2018, did not have a material impact on our financial statements or disclosures.

In August 2017, the FASB issued updated guidance to simplify the application of hedge accounting, increase transparency as to the scope and results of hedging programs, and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. The transition guidance provides the option of early adoption using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We early adopted this guidance using the modified retrospective approach on January 1, 2018, and recorded a cumulative-effect adjustment to increase accumulated other comprehensive income with a corresponding increase to cumulative distributions and net loss attributable to common stockholders of approximately $0.8 million to eliminate hedge ineffectiveness income previously recognized.
New Accounting Pronouncements to be Adopted
In February 2016, the FASB issued updated guidance which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants. New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. In March 2018, the FASB approved the practical expedient related to the requirement for lessors to separate lease and non-lease components. As a practical expedient, a lessor may elect to not separate lease components and non-lease components and instead account for them as a single lease component when certain conditions are met. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and is required to be adopted using the modified retrospective approach.  We expect to adopt this guidance effective January 1, 2019, and elect to use the practical expedients provided by this standard. Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office equipment leases.

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

4.           Real Estate Activities

Sales of Real Estate
The following table presents our sales of real estate for the three months ended March 31, 2018 (in thousands):

Property Name	Date of Sale	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
500 East Pratt	02/13/18	Baltimore, MD	280	$60,000	$56,602
Centreport Office Center	02/22/18	Fort Worth, TX	133	12,696	12,439
Loop Central	03/27/18	Houston, TX	575	72,982	72,128
			988	$145,678	$141,169
Properties that have been sold contributed approximately $0.8 million and $1.7 million to our net income for the three months ended March 31, 2018 and 2017, respectively. These amounts exclude any gains on the sales of these properties.

Acquisitions of Real Estate
On January 4, 2018, we acquired a 96.5% initial economic interest in Domain Point for a contract purchase price of approximately $73.8 million (at 100%). We own a 90% interest in the entity that owns Domain Point. Domain Point is located in Austin, Texas, adjacent to our other Domain office properties and includes two buildings with 240,000 rentable square feet (combined). Assets acquired and liabilities assumed were recorded at their relative fair values and include lease intangible assets of approximately $9.3 million and acquired below-market leases of approximately $2.8 million. The estimated remaining average useful lives for these acquired lease intangibles range from an ending date of September 2018 to an ending date of April 2022.
On March 30, 2018, we acquired the remaining 50% interest in Domain Junction 8 Venture LLC, the entity that owns Domain 8, increasing our ownership interest in this property to 100%, for a contract purchase price of approximately $92.8 million, which includes the assumption of approximately $44.9 million in mortgage debt. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $11.2 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the property, and include lease intangible assets of approximately $21.3 million and acquired below-market leases of approximately $8.3 million. The estimated remaining average useful lives for these acquired lease intangibles range from having an ending date of May 2025 to an ending date of November 2027.
Real Estate Held for Sale

We had no properties held for sale as of March 31, 2018. 500 East Pratt (sold in February 2018) was held for sale as of December 31, 2017. The major classes of assets and obligations associated with real estate held for sale as of December 31, 2017, were as follows (in thousands):

December 31, 2017
Buildings and improvements, net of approximately $29.0 million in accumulated depreciation	$45,396
Accounts receivable and other assets	3,335
Lease intangibles, net of approximately $5.6 million in accumulated amortization	2,830
Other intangible assets, net of approximately $1.2 million in accumulated amortization	1,787
Assets associated with real estate held for sale	$53,348

Acquired below-market leases, net of approximately $1.3 million in accumulated amortization	$364
Other liabilities	1,990
Obligations associated with real estate held for sale	$2,354

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the three months ended March 31, 2018, we capitalized a total of approximately $21.8 million, including approximately $0.8 million of interest. For the three months ended March 31, 2017, we capitalized a total of approximately $2.2 million, which included approximately $0.3 million of interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of March 31, 2018, and December 31, 2017 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Domain Junction 8 Venture LLC (1)(2)	Domain 8	100.00%	50.00%	$—	$882
208 Nueces Street, LLC (2)	Third + Shoal	47.50%	47.50%	31,314	30,970
Total (3)		`		$31,314	$31,852
_________________

(1)	On March 30, 2018, we acquired our unrelated third party’s 50% interest in Domain Junction 8 Venture LLC increasing our ownership interest to 100%, and this property was consolidated.

(2)
We evaluate our investments in unconsolidated entities in order to determine if they are variable interest entities (“VIEs”). Based on our assessment, we identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment and any debt guaranteed by us. As of March 31, 2018, and December 31, 2017, Tier OP guaranteed 25% and 50%, respectively, of the construction loan of 208 Nueces Street, LLC, as discussed below in “Guarantees.” At March 31, 2018, our VIEs have total assets of approximately $97.4 million and total liabilities of approximately $42.8 million. At December 31, 2017, our VIEs had total assets of approximately $172.3 million and total liabilities of approximately $125.1 million.

(3)
Our investment in unconsolidated entities at March 31, 2018, and December 31, 2017, includes basis adjustments that total approximately $5.4 million and $9.4 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership. For the three months ended March 31, 2018 and 2017, we recorded income of approximately $0.3 million and loss of approximately $0.3 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

Guarantees

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of March 31, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
Additionally, there is a recourse carve-out agreement in which Tier OP guarantees the entire outstanding balance of the loan in addition to any related losses that may arise from certain violations of the joint venture’s contractual agreements, including “bad boy acts.” In these situations, we have an indemnity and contribution agreement with our partners where each partner has indemnified the other for any recourse liability resulting from claims triggered by that partner.

We believe that, as of March 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of 208 Nueces Street, LLC due to a triggering event, the collateral in such entity should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. As of March 31, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million to be our maximum exposure related to the payment guarantee. As of March 31, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $34.2 million, of which we estimate approximately $8.6 million to be our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
7.          Notes Payable, net

Our notes payable, net were approximately $890.5 million as of March 31, 2018. Approximately $280.7 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $404.1 million as of March 31, 2018. As of March 31, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $176.7 million. As of March 31, 2018, the stated annual interest rates on our outstanding debt, ranged from approximately 3.01% to 6.09%. As of March 31, 2018, the effective weighted average interest rate for our debt is approximately 3.80%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.07% as of March 31, 2018, for our debt and additional interest expense of approximately $0.6 million for the three months ended March 31, 2018. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2018, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.0 million as of March 31, 2018. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of March 31, 2018, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Excluding debt already matured as detailed above, our outstanding debt has maturity dates that range from June 2020 to January 2025. The following table provides information regarding the timing of principal payments of our notes payable, net as of March 31, 2018 (in thousands):

Principal payments due in:
April 2018 - December 2018	$49,295
2019	1,589
2020	91,403
2021	72,402
2022	312,000
Thereafter	366,000
Less: unamortized debt issuance costs (1)	(2,156)
Notes payable, net	$890,533
________________

(1)
Excludes approximately $3.4 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans, and $37.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $181.5 million under the facility as a whole. As of March 31, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.33%.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the CVAs associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties.  However, we have assessed the significance of the impact of the CVAs on the overall valuation of our derivative positions and have determined that they are not significant.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive income (loss) (“OCI”) within equity at each measurement date. Our derivative financial instruments are included in “prepaid expenses and other assets” on our condensed consolidated balance sheets.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2018, and December 31, 2017 (in thousands).

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
March 31, 2018
Derivative financial instruments:
Assets	$10,483	$—	$10,483	$—

December 31, 2017
Derivative financial instruments:
Assets	$5,045	$—	$5,045	$—

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2018, and December 31, 2017, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of March 31, 2018, and December 31, 2017, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$892,689	$896,346	$801,339	$805,786
Less: unamortized debt issuance costs	(2,156)		(6,801)
Notes payable, net	$890,533		$794,538

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2018. The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2018, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” on our condensed consolidated balance sheets, as of March 31, 2018, and December 31, 2017 (in thousands):

Derivatives Designated as Hedging Instruments:	Derivative Assets
	March 31, 2018	December 31, 2017

Interest rate swaps	$10,483	$5,045

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain recognized in OCI on derivatives
	Three Months Ended
	March 31, 2018	March 31, 2017
Interest rate swaps	$5,438	$2,069

	Amount reclassified from OCI into income
	Three Months Ended
Location	March 31, 2018	March 31, 2017
Interest expense (1)	$159	$1,246
______________

(1)
Increases in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the statements of changes in equity and offset dollar for dollar.

	Total interest expense presented in the Condensed Consolidated Statements of Operations and Comprehensive Income in which the effects of cash flow hedges are recorded

	Three Months Ended
Location	March 31, 2018	March 31, 2017
Interest expense	$8,109	$8,780

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $2.1 million will be reclassified as a decrease to interest expense.

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

10.          Commitments and Contingencies

As of March 31, 2018, we had commitments of approximately $8.7 million for future tenant improvements and leasing commissions.

We have employment agreements with our five named executive officers.  The term of each employment agreement ends on February 10, 2020, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of March 31, 2018, we would have recognized approximately $15.4 million in related compensation expense.

11.          Equity

Stock Plans

Our 2015 Equity Incentive Plan allows for, and our 2005 Incentive Award Plan allowed for, equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Stock options. As of March 31, 2018, we had no outstanding stock options. As of March 31, 2017, we had outstanding options held by our independent directors to purchase 8,330 shares of our common stock at a weighted average exercise price of approximately $40.13 per share.

Restricted stock units held by independent directors. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) June 2018. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	19,672	$17.03	39,255	$16.45
Issued	—	$—	1,917	$18.27
Converted	(1,917)	$18.27	(12,966)	$14.78
Outstanding at the end of the period (1)	17,755	$16.90	28,206	$17.34
_____________

(1)	As of March 31, 2018, none of the RSUs held by our independent directors are vested.

Restricted stock units held by employees. We have outstanding RSUs held by employees. These units vest from December 2018 to December 2020 at which time the units will be converted into a number of shares of common stock, which could range from zero shares to 200% of the issued number of units. The actual number of shares of common stock issued will be based on our annualized total stockholder return (“TSR”) percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the NAREIT Office Index (unweighted), and the TSR of a select group of peer companies.

The following is a summary of the number of outstanding RSUs held by our employees as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	208,620	$16.59	111,063	$15.26
Issued	129,188	$17.24	93,455	$18.17
Outstanding at the end of the period	337,808	$16.84	204,518	$16.59

Compensation cost is measured at the grant date, based on the estimated fair value of the award (ranging from $16.80 per unit to $20.95 per unit) as determined by a Monte Carlo simulation-based model using the assumptions outlined in the table below. Any forfeitures of awards are recognized as they occur.

Assumption	Value
Expected volatility	24% - 26%
Risk-free interest rate	1.15% - 2.37%
Expected term	35 months
Expected dividend yield	3.7% - 4.5%
Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from December 2018 to December 2020. Compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of shares of restricted stock outstanding as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	180,791	$20.47	246,805	$20.74
Issued	125,558	$17.24	100,170	$18.17
Forfeiture	—	$—	(13,179)	$16.92
Restrictions lapsed	(41,062)	$26.23	(57,553)	$25.64
Outstanding at the end of the period	265,287	$18.05	276,243	$18.97

For the three months ended March 31, 2018 and 2017, we recognized a total of approximately $1.0 million and $0.9 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of March 31, 2018, the total remaining compensation cost on unvested awards was approximately $6.9 million, with a weighted average remaining contractual life of approximately 1.6 years.

12.    Revenue

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended March 31, 2018 and 2017, was approximately $0.5 million and $1.8 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended March 31, 2018 and 2017, was approximately $0.4 million and $0.6 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2018 and 2017, was approximately $1.3 million and $0.9 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended March 31, 2018 and 2017, we recognized lease termination fees of approximately $0.3 million and $0.1 million, respectively.

Included in our rental revenue is parking income of approximately $2.2 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively, which represents revenue from contracts with customers. Gain on sale of assets, which also represents revenue from contracts with customers, was approximately $12.0 million and $90.8 million for the three months ended March 31, 2018 and 2017, respectively. We had no significant development fee income for the three months ended March 31, 2018 or 2017.

Accounts receivables from contracts with customers were approximately $0.7 million as of March 31, 2018, and approximately $0.6 million as of December 31, 2017.
13.    Net Income per Common Share

Net income per common share is calculated using the two-class method, which requires the allocation of undistributed net income between common and participating stockholders. All outstanding restricted stock awards containing rights to non-forfeitable distributions are considered participating securities for this calculation. In periods of net loss, no loss is allocated to participating securities because our participating securities do not have a contractual obligation to share in our losses.

The following table reflects the calculation of basic and diluted net income per common share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data).

	Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net income attributable to common stockholders	$8,390	$98,171
Less: net income allocated to participating securities	—	(582)
Numerator for basic net income per share	$8,390	$97,589
Add: undistributed net income allocated to participating securities	—	530
Less: undistributed net income re-allocated to participating securities	—	(527)
Numerator for diluted net income per share (1)	$8,390	$97,592

Denominator:
Weighted average common shares outstanding - basic	47,645	47,511
Effect of dilutive securities	655	295
Weighted average common shares outstanding - diluted	48,300	47,806

Basic net income per common share	$0.18	$2.05
Diluted net income per common share	$0.17	$2.04

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	19	37
_______________

(1)	In periods where there is no undistributed net income to allocate to participating securities, the treasury stock method is used to calculate dilutive securities.

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest paid, net of amounts capitalized	$7,804	$6,782
Income taxes paid	$2	$3

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$17,712	$6,176
Liabilities assumed through the purchase of real estate	$7,028	$3,267
Escrow deposits applied to purchase of real estate	$21,350	$10,000
Escrow deposit applied to purchase of real estate from noncontrolling interest	$150	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$13,804
Acquisition of controlling interest in unconsolidated entity	$927	$9,770

Non-cash financing activities:
Mortgage notes assumed (1)	$89,733	$80,000
Financing costs in accounts payable and accrued liabilities	$—	$10
Unrealized gain on interest rate derivatives	$5,438	$2,069
 _________________

(1)
The approximately$89.7 million mortgage notes assumed during the three months ended March 31, 2018, includes approximately $44.9 million of debt assumed when we acquired the remaining 50.00% interest in our Domain 8 property, and approximately $44.9 million of debt associated with our previously held 50.00% unconsolidated interest in the Domain 8 property. Domain 8 was consolidated during the three months ended March 31, 2018. The approximately $80.0 million mortgage notes assumed during the three months ended March 31, 2017, includes approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during the three months ended March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to acquire, develop, or sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “would,” “could,” “should,” “objectives,” “strategies,” “opportunities,” “goals,” “position,” “future,” “vision,” “mission,” “strive,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 12, 2018, and the factors described below:

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

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes to our critical accounting policies since December 31, 2017.
Overview
As of March 31, 2018, we owned interests in 18 operating office properties with approximately 6.7 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and two development properties that will consist of approximately 669,000 rentable square feet. Our operating properties are located in six markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

As an owner of real estate, our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our target markets are, and will continue to be, important factors in predicting our future operating results.

The key components affecting our rental revenue are occupancy, rental rates, operating cost recovery income, new developments when completed, acquisitions, and dispositions. Occupancy generally increases during times of declining supply or economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Occupancy generally decreases during times of oversupply or economic decline, when new vacancies tend to outpace our ability to lease space. Acquisitions, dispositions, and new developments when completed directly impact our rental revenue and could impact our occupancy, depending upon the occupancy of the properties that are acquired, sold, or completed. A further indicator of the predictability of future revenue is the expected lease expirations at our operating properties. As a result, in addition to seeking to increase our occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration.

2018 Key Objectives
During 2018, we intend to grow in a prudent manner that reinforces our fundamental strategy of owning and operating best-in-class office properties within TIER1 submarkets in our seven target growth markets. Provided accommodative market conditions persist, we expect development to comprise a significant portion of our investment activity over the next several years.

Our business strategy for 2018 includes the following four objectives: (1) optimize value in select investments and redeploy capital to create additional value; (2) expand our active development pipeline; (3) extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth; and (4) reduce leverage and extend our weighted average debt maturity date. There can be no assurance regarding our achievement of any of our objectives.

Optimize value in select investments and redeploy capital to create additional value

We will seek to sell remaining properties located outside of our target growth markets and divest of select non-core properties in our target markets as we determine that capital can be more efficiently allocated for long-term value creation. In certain instances, we may reallocate capital between target growth markets to balance relative market concentration. In the first quarter of 2018, we exited the Baltimore, Maryland, market with the sale of 500 East Pratt. Additionally, we sold Centreport Office Center, located in Fort Worth, Texas, and Loop Central located in Houston, Texas. These sales generated approximately $145.7 million in gross proceeds to us. We redeployed these proceeds in the first quarter of 2018, when we acquired a 96.5% initial economic interest in Domain Point, located in Austin, Texas, for a contract purchase price of $73.8 million (at 100%). We also acquired the remaining 50% interest in the entity that owns Domain 8, also located in Austin, Texas, for a contract purchase price of $92.8 million, which includes the assumption of approximately $44.9 million in mortgage debt.

Expand our active development pipeline

Development will remain an important component of our strategy in 2018; however, we will remain disciplined as we continue our build-to-core development program. Provided certain conditions are met, we intend to proceed with the development of one or more of our remaining land sites in 2018 that are strategically located within our TIER1 submarkets.

Extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth

As of March 31, 2018, the weighted average in-place lease term for our portfolio was 5.5 years. Through our recent and active development projects, we intend to extend our weighted average in-place lease term, which we believe provides protection from market and industry concentration as well as drives cash flow growth from both superior yields and lower recurring capital expenditures. Additionally, we will seek to increase occupancy in our Houston portfolio, which was 76.3% occupied as of March 31, 2018, as compared to 93.8% for the balance of our portfolio.
The following table sets forth information regarding our leasing activity for the three months ended March 31, 2018:

Three months ended March 31, 2018	Renewal	Expansion	New	Total
Square feet leased	56,000	1,000	11,000	68,000
Weighted average lease term (in years)	6.1	2.9	6.4	6.1
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$4.95	$(0.90)	$7.73	$5.37
% increase (decrease) in weighted average net rental rates per square foot per year	23%	(3)%	58%	27%
Leasing cost per square foot per year (2)	$3.97	$5.36	$7.34	$4.55
_________________

(1)
Weighted average net rental rates are calculated as the straight-line fixed base rental amount paid by a tenant under the terms of their related lease agreements, less any portion of that base rent used to offset real estate taxes, utility charges, and other operating expenses incurred in connection with the leased space, weighted for the relative square feet under the lease. Increase reflects change in net rental rates related to the lease previously occupying the specific space.

(2)	Includes tenant improvements and leasing commissions.

Reduce leverage and extend weighted average debt maturity date

We will continue to manage our balance sheet with a goal of reducing our leverage over the intermediate term. We anticipate further reducing our leverage through mark-to-market of in-place leases, delivery of our development properties, and occupancy gains. In early 2018, we amended our credit facility to extend the maturity dates and add key new members to our lending group.
Results of Operations
The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold and acquired (or newly consolidated) in 2018 and 2017 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared.
Three months ended March 31, 2018, as compared to the three months ended March 31, 2017
Rental Revenue.  Rental revenue for the three months ended March 31, 2018, was approximately $54.1 million as compared to approximately $56.4 million for the three months ended March 31, 2017, a $2.3 million decrease. Our non-same store properties had a decrease of approximately $2.4 million in rental revenue primarily due to a decrease of approximately $7.4 million from the sale of properties, partially offset by an increase of approximately $5.0 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.1 million, primarily as a result of an increase in rental rates of approximately $1.9 million, decreased free rent concessions resulting in increased rental revenue of approximately $1.2 million, and an increase in parking and lease termination fee income of approximately $0.6 million. These increases were partially offset by a decrease in straight-line rent adjustments of approximately $1.6 million, a decrease in occupancy resulting in a decrease of approximately $1.2 million, approximately $0.6 million of rent abatements (net of business interruption insurance proceeds) provided to tenants at our Eldridge Properties as a result of Hurricane Harvey, and a decrease of approximately $0.2 million due to higher property operating expense reimbursements.
Property Operating Expenses. Property operating expenses for the three months ended March 31, 2018, were approximately $13.2 million as compared to approximately $14.7 million for the three months ended March 31, 2017, a $1.5 million decrease. Our non-same store properties had a decrease of approximately $2.1 million primarily due to a decrease of approximately $2.6 million from the sale of properties, partially offset by an increase of approximately $0.5 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.6 million, primarily due to lower repairs and maintenance expense.

Interest Expense.  Interest expense for the three months ended March 31, 2018, was approximately $8.1 million as compared to approximately $8.8 million for the three months ended March 31, 2017, and was comprised of interest expense and amortization of deferred financing fees. The $0.7 million decrease was primarily due to increased capitalized interest, which reduced our interest expense by approximately $0.4 million and decreased amortization of deferred financing fees of approximately $0.4 million, partially offset by increased overall borrowings, which increased our interest expense by approximately $0.1 million.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2018, were approximately $8.8 million as compared to approximately $8.6 million for the three months ended March 31, 2017, a $0.2 million increase. Our non-same store properties had an increase of approximately $1.1 million from acquired and newly consolidated properties, which was offset by a decrease of approximately $1.0 million from the sale of properties. Our same store properties had an increase of approximately $0.1 million primarily due to higher estimated assessed values in certain markets in 2018.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2018, were approximately $5.5 million as compared to approximately $5.7 million for the three months ended March 31, 2017, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $0.2 million decrease is primarily due to lower investor relation expenses and legal fees.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2018, was approximately $24.6 million as compared to approximately $24.5 million for the three months ended March 31, 2017, a $0.1 million increase. Our non-same store properties had a decrease of approximately $0.2 million due to a decrease of approximately $3.3 million from the sale of properties, partially offset by an increase of approximately $3.0 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.3 million primarily due to accelerated depreciation and amortization expense in 2018 as a result of an early lease termination.
Loss on Early Extinguishment of Debt. We had approximately $9.0 million in loss on early extinguishment of debt for the three months ended March 31, 2018, related to the write-off of unamortized deferred financing fees and financing fees paid to lenders in connection with our amended credit facility. We had approximately $0.5 million in loss on early extinguishment of debt for the three months ended March 31, 2017, primarily comprised of prepayment penalty costs and write-off of deferred financing fees related to early payoffs of debt.
Equity in Operations of Investments. Equity in operations of investments for the three months ended March 31, 2018, was income of approximately $0.3 million as compared to a loss of approximately $0.3 million for the three months ended March 31, 2017, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.6 million increase was due to increased earnings of our unconsolidated investments, primarily due to Domain 8 being fully operational in 2018.

Gain on Sale of Assets.  We had approximately $12.0 million in gain on sale of assets for the three months ended March 31, 2018, primarily related to our sales of 500 East Pratt, Centreport Office Center, and Loop Central. We had approximately $90.8 million in gain on sale of assets for the three months ended March 31, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, and substantially all of our investment in the Wanamaker Building.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $11.2 million in gain on remeasurement of investment in unconsolidated entities for the three months ended March 31, 2018, as a result of obtaining a controlling interest in Domain 8 and remeasuring our previously held equity interest at fair value. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the three months ended March 31, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value.
Cash Flow Analysis
Three months ended March 31, 2018, as compared to the three months ended March 31, 2017
Cash used in operating activities was approximately $2.1 million for the three months ended March 31, 2018. Cash used in operating activities for the three months ended March 31, 2017, was approximately $2.1 million. We had (1) approximately $4.1 million less cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; offset by (2) the timing of receipt of revenues and payment of expenses which resulted in approximately $2.1 million less net cash outflows from working capital assets and liabilities in the three months ended March 31, 2018, compared to the three months ended March 31, 2017; and (3) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.0 million.
Cash provided by investing activities for the three months ended March 31, 2018, was approximately $14.1 million and was primarily comprised of proceeds from the sale of assets of approximately $141.4 million and return of investments of approximately $1.7 million, partially offset by purchases of real estate of approximately $98.9 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $26.7 million, and escrow deposits for anticipated real estate purchases of approximately $3.0 million. Cash provided by investing activities for the three months ended March 31, 2017, was approximately $194.1 million and was primarily comprised of proceeds from the sale of assets of approximately $261.6 million and return of investments of approximately $1.5 million, partially offset by purchases of real estate of approximately $39.4 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $22.2 million, investments in unconsolidated entities of approximately $4.4 million, and escrow deposits for anticipated real estate purchases of approximately $3.0 million.
Cash used in financing activities for the three months ended March 31, 2018, was approximately $11.6 million and was primarily comprised of distributions of approximately $8.6 million and payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $5.2 million, partially offset by approximately $2.5 million of contributions from noncontrolling interests. Cash used in financing activities for the three months ended March 31, 2017, was approximately $151.5 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $134.0 million and distributions of approximately $17.2 million.
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

The following section presents our calculations of FFO (as defined by Nareit) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three months ended March 31, 2018 and 2017, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items.

The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$8,326	$98,228
Noncontrolling interests	64	(57)
Net income attributable to common stockholders	8,390	98,171
Adjustments:
Real estate depreciation and amortization from consolidated properties	24,500	24,431
Real estate depreciation and amortization from unconsolidated properties	391	566
Real estate depreciation and amortization - noncontrolling interests	(433)	—
Gain on sale of depreciable real estate	(12,014)	(90,750)
Gain on remeasurement of investment in unconsolidated entities	(11,242)	(14,168)
Noncontrolling interests	297	48
FFO attributable to common stockholders	9,889	18,298

Severance charges	19	—
Interest rate hedge ineffectiveness expense (1)	—	30
Loss on early extinguishment of debt	8,988	545
Default interest (2)	602	602
Noncontrolling interests	(4)	(1)
FFO attributable to common stockholders, excluding certain items	$19,494	$19,474
Weighted average common shares outstanding - basic	47,645	47,511
Weighted average common shares outstanding - diluted	48,300	47,806
Net income per common share - diluted	$0.17	$2.04
FFO per common share - diluted	$0.20	$0.38
FFO, excluding certain items, per common share - diluted	$0.40	$0.41
_____________

(1)
Interest rate swaps are adjusted to fair value through other comprehensive income. However, because our interest rate swaps do not have a LIBOR floor while the hedged debt is subject to a LIBOR floor, the portion of the change in fair value of our interest rate swaps attributable to this mismatch is reclassified to interest rate hedge ineffectiveness expense. We adopted new accounting guidance on January 1, 2018, that eliminates the requirement to separately measure and report hedge ineffectiveness expense.

(2)
We have a non-recourse loan in default which subjects us to incur default interest at a rate that is 500 basis points higher than the stated interest rate. Although there can be no assurance, we anticipate that when this property is sold or when ownership of this property is conveyed to the lender, this default interest will be forgiven.

During the first quarter 2018, we provided rent abatements of approximately $3.9 million to tenants at the Eldridge Properties as a result of Hurricane Harvey. These rent abatements were offset by approximately $3.3 million of business interruption insurance proceeds received during the quarter and approximately $0.2 million of estimated saved expenses. We anticipate we will receive remaining business interruption insurance proceeds in subsequent quarters. For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 23.

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
The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income for the three months ended March 31, 2018 and 2017 (in thousands). The same store properties for these comparisons consist of 15 operating properties and 5.8 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as consolidated and at 100% in both periods.

	Three Months Ended
	March 31, 2018	March 31, 2017
Same Store Revenue:
Rental revenue	$43,212	$43,064
Less: Lease termination fees	(335)	—
	42,877	43,064

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	10,646	10,142
Real estate taxes	7,455	7,359
Property management fees	26	9
Property Expenses	18,127	17,510
Same Store NOI	$24,750	$25,554

Decrease in Same Store NOI	(3.1)%

Same Store NOI	$24,750	$25,554
Less:
Straight-line rent revenue adjustment	(391)	(1,993)
Above- and below-market rent amortization	(910)	(975)
Same Store Cash NOI	$23,449	$22,586

Increase in Same Store Cash NOI	3.8%

Reconciliation of net income to Same Store NOI and Same Store Cash NOI
Net income	$8,326	$98,228
Adjustments:
Interest expense	8,109	8,780
Tenant improvement demolition costs	108	81
General and administrative	5,503	5,707
Depreciation and amortization	24,616	24,529
Interest and other income	(45)	(318)
Loss on early extinguishment of debt	8,988	545
Provision for income taxes	195	244
Equity in operations of investments	(287)	256
Gain on sale of assets	(12,014)	(90,750)
Gain on remeasurement of investment in unconsolidated entities	(11,242)	(14,168)
Net operating income of non-same store properties	(7,172)	(7,580)
Lease termination fees	(335)	—
Same Store NOI	24,750	25,554
Straight-line rent revenue adjustment	(391)	(1,993)
Above- and below-market rent amortization	(910)	(975)
Same Store Cash NOI	$23,449	$22,586

During the first quarter 2018, we provided rent abatements of approximately $3.9 million to tenants at the Eldridge Properties as a result of Hurricane Harvey. These rent abatements were offset by approximately $3.3 million of business interruption insurance proceeds received during the quarter and approximately $0.2 million of estimated saved expenses. We anticipate we will receive remaining business interruption insurance proceeds in subsequent quarters. For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 23.
Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of approximately $10.2 million and restricted cash of approximately $12.6 million.  We also have a credit facility with a borrowing capacity of $900.0 million (as described in more detail below). As of March 31, 2018, we had approximately $612.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $181.5 million under the credit facility as a whole.

Our expected actual and potential short- and long-term liquidity sources are, among others, cash and cash equivalents, restricted cash, revenue from our properties, proceeds from available borrowings under our credit facility and additional secured or unsecured debt financings and refinancings, proceeds from the sales of properties, and proceeds from selling equity or debt securities of the Company in the future if and when we believe it is appropriate to do so.

We may also seek to generate capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain.

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. As of March 31, 2018, other than the approximately $48.2 million of debt which has matured, none of our debt, including our share of debt at our unconsolidated properties, matures before the end of 2019. We anticipate, although we can provide no assurance, that this approximately $48.2 million of debt will be settled when the property to which such loan relates is sold.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $890.5 million as of March 31, 2018. Approximately $280.7 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $404.1 million as of March 31, 2018. As of March 31, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $176.7 million. As of March 31, 2018, the stated annual interest rates on our outstanding debt ranged from approximately 3.01% to 6.09%. As of March 31, 2018, the effective weighted average interest rate for our debt is approximately 3.80%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate of approximately 4.07% as of March 31, 2018, for our debt and additional interest expense of approximately $0.6 million for the three months ended March 31, 2018. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2018, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $32.0 million as of March 31, 2018. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of March 31, 2018, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt (excluding the default debt) has maturity dates that range from June 2020 to January 2025.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans, and $37.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $181.5 million under the facility as a whole. As of March 31, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.33%.

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

On February 7, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the first quarter of 2018, which was paid on March 29, 2018. On May 4, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the second quarter of 2018. The distribution will be paid on June 29, 2018, to stockholders of record on June 15, 2018. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

ATM Program
On May 10, 2017, we established an “at the market” equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125,000,000, in amounts and at times as we determine from time to time. We have no obligation to sell any of such shares. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility. During the three months ended March 31, 2018, we did not issue any shares of common stock under the ATM Program.
Hurricane Harvey
In August 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational.
From August 28, 2017 through March 31, 2018, we provided rent abatements of approximately $10.9 million to tenants as a result of Hurricane Harvey. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets in the third quarter of 2017, and we have incurred approximately $10.2 million of restoration expenses from August 2017 through March 2018. We expect to incur additional costs over a period of time to fully restore the properties and anticipate we will receive additional insurance proceeds in subsequent quarters.
We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Insurance payments to us may be delayed, which could have a material adverse impact on our results prior to our receipt of such payments. In addition, our results of operations may be adversely impacted to the extent that our insurance coverage does not cover all of the losses that we expect or in connection with litigation relating to the property damage or insurance claims arising out of Hurricane Harvey and its aftermath. To the extent we were unable to sufficiently restore the condition of each of the buildings, primarily comprised of first floor spaces and mechanical systems, in a timely manner, certain tenants at these properties had rights to terminate their leases.  However, we believe that those spaces and systems have now been restored or agreements have been reached with tenants such that none of our tenants has a right to terminate their lease at this time.  If such tenants had a right to terminate their leases, it could materially impact our results of operations, particularly if we are unable to recover potential losses through insurance coverage or we are unable to lease the space to new tenants on a timely basis or at comparable rates.
Off-Balance Sheet Arrangements
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of March 31, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
Additionally, there is a recourse carve-out agreement in which Tier OP guarantees the entire outstanding balance of the loan in addition to any related losses that may arise from certain violations of the joint venture’s contractual agreements, including “bad boy acts.” In these situations, we have an indemnity and contribution agreement with our partners where each partner has indemnified the other for any recourse liability resulting from claims triggered by that partner.
We believe that, as of March 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of 208 Nueces Street, LLC due to a triggering event, the collateral in such entity should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture. As of March 31, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million to be our maximum exposure related to the payment guarantee. As of March 31, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $34.2 million, of which we estimate approximately $8.6 million to be our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of March 31, 2018, we had approximately $701.7 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase or decrease in interest rates on our variable rate debt outstanding as of March 31, 2018, would result in a net increase or decrease in total annual interest incurred of approximately $1.8 million. In the event LIBOR was less than zero we would incur additional interest expense of approximately $1.3 million per year per 25 basis point decrease. A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $13.8 million as of March 31, 2018. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $14.4 million as of March 31, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.

Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no other material changes to the risk factors disclosed in Part I, “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2018. These purchases represent shares of common stock surrendered by employees to us to satisfy such employees’ minimum tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2018	10,634	$19.71	not applicable	not applicable
February 2018	—	—	not applicable	not applicable
March 2018	—	—	not applicable	not applicable
Total	10,634	$19.71
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)
3.2	Amendment to the Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)
3.3	Amendment to the Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
3.4	Amendment to the Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 5, 2018)
10.1
Second Amended and Restated Credit Agreement, dated as of January 18, 2018, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; and the Financial Institutions party thereto and their assignees as Lenders (previously filed and incorporated by reference to Form 8-K filed on January 24, 2018)

10.2
Second Amended and Restated Guaranty, dated as of January 18, 2018, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto in favor of Wells Fargo Bank, National Association in its capacity as Administrative Agent for the Lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on January 24, 2018)

10.3
Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.4
Fourth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.5
Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.6
Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.7
Seventh Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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

TIER REIT, INC.
Dated: May 8, 2018	By:	/s/ Hannah Q. Wrenn
Hannah Q. Wrenn
Chief Accounting Officer
(Principal Accounting Officer)