Form 10-Q
period 2018-06-30
TIER REIT INC
filed 2018-08-07
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2018
OR
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

As of July 31, 2018, TIER REIT, Inc. had 50,775,348 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended June 30, 2018

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Real estate
Land	$156,517	$139,951
Land held for development	45,059	45,059
Buildings and improvements, net	1,160,273	1,061,418
Real estate under development	72,965	29,525
Total real estate	1,434,814	1,275,953
Cash and cash equivalents	8,359	13,800
Restricted cash	14,086	8,510
Accounts receivable, net	80,755	81,129
Prepaid expenses and other assets	17,124	28,112
Investments in unconsolidated entities	31,714	31,852
Deferred financing fees, net	3,211	1,387
Lease intangibles, net	106,058	87,047
Assets associated with real estate held for sale	—	53,348
Total assets	$1,696,121	$1,581,138
Liabilities and equity
Liabilities
Notes payable, net	$886,260	$794,538
Accounts payable and accrued liabilities	82,816	81,166
Acquired below-market leases, net	25,910	17,942
Other liabilities	6,545	7,567
Obligations associated with real estate held for sale	—	2,354
Total liabilities	1,001,531	903,567
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized at June 30, 2018, and December 31, 2017, respectively, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 48,574,724 and 47,623,324 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	5	5
Additional paid-in capital	2,632,635	2,609,540
Cumulative distributions and net loss attributable to common stockholders	(1,953,466)	(1,936,960)
Accumulated other comprehensive income	12,462	4,218
Stockholders’ equity	691,636	676,803
Noncontrolling interests	2,954	768
Total equity	694,590	677,571
Total liabilities and equity	$1,696,121	$1,581,138

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Rental revenue	$53,990	$54,552	$108,133	$110,915
Expenses
Property operating expenses	12,395	13,930	25,550	28,620
Interest expense	8,369	8,235	16,478	17,015
Real estate taxes	9,074	8,753	17,828	17,313
Property management fees	97	72	182	132
General and administrative	5,377	5,626	10,880	11,333
Depreciation and amortization	27,134	22,652	51,750	47,181
Total expenses	62,446	59,268	122,668	121,594
Interest and other income	550	783	595	1,101
Loss on early extinguishment of debt	—	—	(8,988)	(545)
Loss before income taxes, equity in operations of investments, and gains (losses)	(7,906)	(3,933)	(22,928)	(10,123)
Benefit (provision) for income taxes	(214)	149	(409)	(95)
Equity in operations of investments	—	6,556	287	6,300
Income (loss) before gains (losses)	(8,120)	2,772	(23,050)	(3,918)
Gain (loss) on sale of assets	(90)	1,262	11,924	92,012
Gain (loss) on remeasurement of investment in unconsolidated entities	(152)	—	11,090	14,168
Net income (loss)	(8,362)	4,034	(36)	102,262
Noncontrolling interests	85	(3)	149	(60)
Net income (loss) attributable to common stockholders	$(8,277)	$4,031	$113	$102,202
Weighted average common shares outstanding - basic	47,684,152	47,536,320	47,664,709	47,523,688
Weighted average common shares outstanding - diluted	47,684,152	47,875,418	48,476,933	47,727,634

Basic income (loss) per common share	$(0.17)	$0.08	$0.00	$2.14
Diluted income (loss) per common share	$(0.17)	$0.08	$0.00	$2.13

Distributions declared per common share	$0.18	$0.18	$0.36	$0.36

Comprehensive income (loss):
Net income (loss)	$(8,362)	$4,034	$(36)	$102,262
Other comprehensive income (loss): unrealized income (loss) on interest rate derivatives	1,984	(1,301)	7,422	768
Comprehensive income (loss)	(6,378)	2,733	7,386	103,030
Comprehensive (income) loss attributable to noncontrolling interests	84	(2)	146	(60)
Comprehensive income (loss) attributable to common stockholders	$(6,294)	$2,731	$7,532	$102,970

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Six months ended June 30, 2018
Balance at December 31, 2017	47,623	$5	$2,609,540	$(1,936,960)	$4,218	$768	$677,571
Cumulative effect of changes in accounting principles	—	—	—	635	825	—	1,460
Balance at January 1, 2018	47,623	$5	$2,609,540	$(1,936,325)	$5,043	$768	$679,031
Net income (loss)	—	—	—	113	—	(149)	(36)
Issuance of common stock, net	901	—	20,871	—	—	—	20,871
Unrealized gain on interest rate derivatives	—	—	—	—	7,419	3	7,422
Share based compensation, net	51	—	2,224	—	—	(269)	1,955
Contributions by noncontrolling interests	—	—	—	—	—	2,604	2,604
Distributions declared:
Common stock ($0.36 per share)	—	—	—	(17,254)	—	—	(17,254)
Noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance at June 30, 2018	48,575	$5	$2,632,635	$(1,953,466)	$12,462	$2,954	$694,590

Six months ended June 30, 2017
Balance at December 31, 2016	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	102,202	—	60	102,262
Unrealized gain on interest rate derivatives	—	—	—	—	768	—	768
Share based compensation, net	69	—	1,872	—	—	(268)	1,604
Contributions by noncontrolling interests	—	—	—	—	—	438	438
Distributions declared:
Common stock ($0.36 per share)	—	—	—	(17,217)	—	—	(17,217)
Noncontrolling interests	—	—	—	—	—	(10)	(10)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at June 30, 2017	47,542	$5	$2,608,260	$(1,901,820)	$(274)	$690	$706,861

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income (loss)	$(36)	$102,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(11,924)	(92,012)
Gain on remeasurement of investment in unconsolidated entities	(11,090)	(14,168)
Loss on early extinguishment of debt	8,988	545
Hedge ineffectiveness expense from derivatives	—	1
Amortization of restricted shares and units	2,164	1,933
Depreciation and amortization	51,750	47,181
Amortization of lease intangibles	(134)	(286)
Amortization of above- and below-market rent	(2,941)	(1,788)
Amortization of deferred financing fees	762	1,679
Equity in operations of investments	(287)	(6,300)
Ownership portion of fees from unconsolidated entities	80	194
Distributions from investments	10	8,963
Change in accounts receivable	(3,695)	(4,207)
Change in prepaid expenses and other assets	307	(222)
Change in lease commissions	(2,861)	(5,368)
Change in other lease intangibles	3	(387)
Change in accounts payable and accrued liabilities	(11,725)	(13,515)
Change in other liabilities	350	1,971
Cash provided by operating activities	19,721	26,476

Cash flows from investing activities
Escrow deposits	(3,350)	(6,000)
Return of investments	1,711	23,433
Purchases of real estate	(99,154)	(93,011)
Investments in unconsolidated entities	(843)	(10,732)
Capital expenditures for real estate	(17,559)	(17,720)
Capital expenditures for real estate under development	(37,788)	(13,992)
Proceeds from sales of assets	141,149	330,045
Cash provided by (used in) investing activities	(15,834)	212,023

Cash flows from financing activities
Financing costs	(3,217)	(1,933)
Proceeds from notes payable	735,000	145,000
Payments on notes payable	(737,761)	(338,088)
Payments for early extinguishment of debt	(3,632)	(436)
Issuance of common stock	21,302	—
Costs associated with issuance of common stock	(431)	—
Transfer of common stock	(210)	(329)
Distributions paid to common stockholders	(17,254)	(25,811)
Distributions paid to noncontrolling interests	(3)	(17)
Contributions from noncontrolling interests	2,454	438
Cash used in financing activities	(3,752)	(221,176)

Net change in cash, cash equivalents, and restricted cash	135	17,323
Cash, cash equivalents, and restricted cash at beginning of period	22,310	22,393
Cash, cash equivalents, and restricted cash at end of period	$22,445	$39,716

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

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of June 30, 2018, we owned interests in 18 operating office properties, one non-operating property, and three development properties. Our operating properties are located in six markets throughout the United States.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of June 30, 2018, and December 31, 2017, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended June 30, 2018 and 2017, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2018, and December 31, 2017, and our results of operations and our cash flows for the periods ended June 30, 2018 and 2017.  These adjustments are of a normal recurring nature.

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

Real Estate

The following is a summary of our buildings and improvements and related lease intangibles as of June 30, 2018, and December 31, 2017 (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of June 30, 2018
Cost	$1,642,748	$173,283	$4,857	$(61,205)
Less: accumulated depreciation and amortization	(482,475)	(67,405)	(4,677)	35,295
Net	$1,160,273	$105,878	$180	$(25,910)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2017
Cost	$1,514,544	$146,926	$4,857	$(50,399)
Less: accumulated depreciation and amortization	(453,126)	(60,298)	(4,438)	32,457
Net	$1,061,418	$86,628	$419	$(17,942)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of July 2018 to an ending date of November 2027.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

July 2018 - December 2018	3,594
2019	7,119
2020	6,274
2021	5,025
2022	4,323

Hurricane Harvey

In August 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. In the third quarter of 2017, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets, and we have incurred approximately $11.4 million of restoration expenses from August 2017 through June 2018.

The write-off of the net book value of damaged assets and the restoration expenses incurred have been fully offset by an estimated insurance recovery. Since we determined receipt of insurance proceeds is probable, the estimated insurance recovery is recorded as a receivable and is included in “accounts receivable, net” on our condensed consolidated balance sheets. Through June 30, 2018, we have received approximately $7.1 million of this insurance recovery.

To the extent that insurance proceeds ultimately exceed the net book value of damaged assets plus the restoration expenses incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

During the three and six months ended June 30, 2018, we provided rent abatements of approximately $0.8 million and $4.7 million, respectively, to tenants as a result of Hurricane Harvey. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2018, these rent abatements were offset by approximately $0.4 million and $3.7 million, respectively, of business interruption insurance proceeds (net of estimated saved expenses). We anticipate we will receive remaining business interruption insurance proceeds in subsequent quarters.

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

The following is a summary of our total cash, cash equivalents, and restricted cash as presented in our statements of cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$8,359	$28,763
Restricted cash	14,086	10,953
Total cash, cash equivalents, and restricted cash	$22,445	$39,716

Accounts Receivable, net

The following is a summary of our accounts receivable as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Straight-line rental revenue receivable	$53,674	$57,372
Insurance receivable	19,717	18,826
Tenant receivables	6,217	4,221
Non-tenant receivables	1,564	893
Allowance for doubtful accounts	(417)	(183)
Total	$80,755	$81,129

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the six months ended June

30, 2018 and 2017, we capitalized interest expense of approximately $0.6 million and $0.7 million, respectively, for unconsolidated entities with properties under development, which is included in our investments in unconsolidated entities on our condensed consolidated balance sheets.

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
For contracts with customers (as defined by GAAP), we recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue from contracts with customers primarily consists of parking income, development fee income, and gain on sale of assets.
Parking income - Parking income is primarily generated (1) through contractual arrangements with management companies that operate our parking garages and remit the monthly revenue collected to us or (2) directly through tenant leases. Revenue is recognized at a point in time upon the performance of services. Accounts receivable are recorded for services provided in advance of receiving payment. Management applies judgment in determining whether we are the principal or agent in those arrangements with management companies. We report revenue and expenses from these arrangements on a gross basis since we control the fulfillment of the promise to provide the service.
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
3.            New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are required under the guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, or full retrospective, and one requiring prospective application of the new standard with disclosure of results under old standards, or modified retrospective. We adopted this guidance on January 1, 2018, using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. The most material potential impact from adoption relates to how revenue is recognized for sales of real estate with continuing involvement. Prior to the adoption, profit for such sales transactions was recognized and then reduced by the maximum exposure to loss related to the nature of the continuing involvement at the time of sale. Under the new guidance, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it is recognized. Upon adoption, we recorded a cumulative-effect adjustment to decrease opening cumulative distributions and net loss attributable to common stockholders by approximately $1.5 million. The adjustment represents a gain on sale that was deferred under the previous guidance. We determined since control of the underlying asset was transferred to the buyer at closing of the transaction, the gain was recognizable at the time of sale. Our internal controls with respect to accounting for real estate sales have been updated accordingly. The adoption of this guidance resulted in no other changes with respect to the timing of revenue recognition or internal controls related to our other revenue from contracts with customers which include primarily parking income and development fee income. The additional disclosures required under the guidance related to our revenue from contracts with customers are provided in Footnote 12.
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment and debt extinguishment costs as financing outflows impact our financial statements as these items were previously reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We adopted this guidance on January 1, 2018, and the condensed consolidated statement of cash flows for the six months ended June 30, 2017, reflects the reclassification of approximately $0.4 million of payments for debt extinguishment costs from cash provided by operating activities to cash used in financing activities.
In February 2017, the FASB issued updated guidance that clarifies the scope of asset derecognition guidance, adds guidance for partial sales of nonfinancial assets, and clarifies recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this guidance on January 1, 2018, did not have a material impact on our financial statements or disclosures.
In May 2017, the FASB issued updated guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption of this guidance on January 1, 2018, did not have a material impact on our financial statements or disclosures.

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
New Accounting Pronouncements to be Adopted
In February 2016, the FASB issued updated guidance which sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet.  The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants.  New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required.  In July 2018, the FASB issued updated guidance that provides lessors a practical expedient to not separate non-lease components from associated lease components when certain criteria are met. The combined component is accounted for under the revenue standard if the non-lease component is the predominant component of the combined component; otherwise, the combined component is accounted for as an operating lease in accordance with the new leases standard. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and was initially required to be adopted using the modified retrospective approach. However, the updated guidance also provides a transition option that allows entities to apply the standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings in the period of adoption. We expect to adopt this guidance effective January 1, 2019, and elect to apply the transition option and the practical expedients provided by this standard.  Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office equipment leases.

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

4.           Real Estate Activities

Sales of Real Estate
The following table presents our sales of real estate for the six months ended June 30, 2018 (in thousands):

Property Name	Date of Sale	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
500 East Pratt	02/13/18	Baltimore, MD	280	$60,000	$56,528
Centreport Office Center	02/22/18	Fort Worth, TX	133	12,696	12,421
Loop Central	03/27/18	Houston, TX	575	72,982	71,978
			988	$145,678	$140,927
Properties that have been sold contributed income of less than $0.1 million and approximately $0.8 million to our net loss for the three and six months ended June 30, 2018, respectively. Properties that have been sold contributed income of approximately $1.8 million and $3.5 million to our net income for the three and six months ended June 30, 2017, respectively. These amounts exclude any gains on the sales of these properties.

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
On March 30, 2018, we acquired the remaining 50% interest in Domain Junction 8 Venture LLC, the entity that owns Domain 8, increasing our ownership interest in this property to 100%, for a contract purchase price of approximately $92.8 million, which includes the assumption of approximately $44.9 million in mortgage debt. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $11.1 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the property, and include lease intangible assets of approximately $21.3 million and acquired below-market leases of approximately $8.3 million. The estimated remaining average useful lives for these acquired lease intangibles range from having an ending date of May 2025 to an ending date of November 2027.
Real Estate Held for Sale

We had no properties held for sale as of June 30, 2018. 500 East Pratt (sold in February 2018) was held for sale as of December 31, 2017. The major classes of assets and obligations associated with real estate held for sale as of December 31, 2017, were as follows (in thousands):

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

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the six months ended June 30, 2018, we capitalized a total of approximately $43.4 million, including approximately $1.8 million of interest. For the six months ended June 30, 2017, we capitalized a total of approximately $8.9 million, which included approximately $0.6 million of interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of June 30, 2018, and December 31, 2017 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Domain Junction 8 Venture LLC (1)(2)	Domain 8	100.00%	50.00%	$—	$882
208 Nueces Street, LLC (2)	Third + Shoal	47.50%	47.50%	31,714	30,970
Total (3)		`		$31,714	$31,852
_________________

(1)	On March 30, 2018, we acquired the unrelated third party’s 50% interest in Domain Junction 8 Venture LLC increasing our ownership interest to 100%, and this property was consolidated.

(2)
We evaluate our investments in unconsolidated entities in order to determine if they are variable interest entities (“VIEs”). Based on our assessment, we identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment and any debt guaranteed by us. As of June 30, 2018, and December 31, 2017, Tier OP guaranteed 25% and 50%, respectively, of the construction loan of 208 Nueces Street, LLC, as discussed below in “Guarantees.” At June 30, 2018, our VIEs have total assets of approximately $108.8 million and total liabilities of approximately $54.3 million. At December 31, 2017, our VIEs had total assets of approximately $172.3 million and total liabilities of approximately $125.1 million.

(3)
Our investments in unconsolidated entities at June 30, 2018, and December 31, 2017, include basis adjustments that total approximately $5.8 million and $9.4 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, capitalized interest and certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership and in 2017, includes combined gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million. For the three months ended June 30, 2018 and 2017, we recorded no income and approximately $6.6 million of income, respectively, for our share of equity in operations from our investments in unconsolidated entities. For the six months ended June 30, 2018 and 2017, we recorded income of approximately $0.3 million and approximately $6.3 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

Guarantees

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of June 30, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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

As of June 30, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million is our maximum exposure related to the payment guarantee. As of June 30, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $44.7 million, of which we estimate approximately $11.2 million is our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of June 30, 2018, in the event we become legally obligated to perform under the payment guarantee, the collateral in 208 Nueces Street, LLC should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
7.          Notes Payable, net

Our notes payable, net were approximately $886.3 million as of June 30, 2018. Approximately $279.2 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $398.8 million as of June 30, 2018. As of June 30, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $172.7 million. As of June 30, 2018, the stated annual interest rates on our outstanding debt, ranged from approximately 3.16% to 6.09%. As of June 30, 2018, the effective weighted average interest rate for our debt is approximately 3.91%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate for our debt of approximately 4.19% as of June 30, 2018, and additional interest expense of approximately $1.2 million for the six months ended June 30, 2018. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2018, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $31.6 million as of June 30, 2018. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition.

As of June 30, 2018, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility.

Excluding debt already matured as detailed above, our outstanding debt has maturity dates that range from June 2020 to January 2025. The following table provides information regarding the timing of principal payments of our notes payable, net, as of June 30, 2018 (in thousands):

Principal payments due in:
July 2018 - December 2018	$48,917
2019	1,589
2020	91,403
2021	72,402
2022	308,000
Thereafter	366,000
Less: unamortized debt issuance costs (1)	(2,051)
Notes payable, net	$886,260
________________

(1)
Excludes approximately $3.2 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of June 30, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans, and $33.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $209.4 million under the facility as a whole. As of June 30, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.46%.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of June 30, 2018, and December 31, 2017 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
June 30, 2018
Derivative financial instruments:
Assets	$12,467	$—	$12,467	$—

December 31, 2017
Derivative financial instruments:
Assets	$5,045	$—	$5,045	$—

Financial Instruments not Reported at Fair Value

Financial instruments held at June 30, 2018, and December 31, 2017, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of June 30, 2018, and December 31, 2017, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$888,311	$891,216	$801,339	$805,786
Less: unamortized debt issuance costs	(2,051)		(6,801)
Notes payable, net	$886,260		$794,538

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of June 30, 2018. The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2018, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” on our condensed consolidated balance sheets, as of June 30, 2018, and December 31, 2017 (in thousands):

Derivatives Designated as Hedging Instruments:	Derivative Assets
	June 30, 2018	December 31, 2017

Interest rate swaps	$12,467	$5,045

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate swaps	$1,984	$(1,301)	$7,422	$768

	Amount reclassified from OCI into income
	Three Months Ended		Six Months Ended
Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense (1)	$(259)	$953	$(100)	$2,199
______________

(1)
Increases (decreases) in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

	Total interest expense presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of cash flow hedges are recorded

	Three Months Ended		Six Months Ended
Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$8,369	$8,235	$16,478	$17,015

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $3.5 million will be reclassified as a decrease to interest expense.

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

10.          Commitments and Contingencies

As of June 30, 2018, we had commitments of approximately $17.2 million for future building improvements, tenant improvements, and leasing commissions.

We have employment agreements with our five named executive officers.  The term of each employment agreement ends on February 10, 2020, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of June 30, 2018, we would have recognized approximately $14.3 million in related compensation expense.

11.          Equity

Stock Plans

Our 2015 Equity Incentive Plan allows for, and our 2005 Incentive Award Plan allowed for, equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Restricted stock units held by independent directors. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) July 2019. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	19,672	$17.03	39,255	$16.45
Issued	12,910	$23.24	19,672	$17.03
Converted	(19,672)	$17.03	(29,307)	$16.92
Outstanding at the end of the period (1)	12,910	$23.24	29,620	$16.38
_____________

(1)	As of June 30, 2018, none of the RSUs held by our independent directors are vested.

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

The following is a summary of the number of outstanding RSUs held by our employees as of June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	208,620	$16.59	111,063	$15.26
Issued	129,188	$17.24	97,557	$18.10
Outstanding at the end of the period	337,808	$16.84	208,620	$16.59

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

The following is a summary of the number of shares of restricted stock outstanding as of June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	180,791	$20.47	246,805	$20.74
Issued	125,558	$17.24	121,860	$17.88
Forfeitures	(4,914)	$17.10	(20,089)	$17.53
Restrictions lapsed	(41,062)	$26.23	(57,553)	$25.64
Outstanding at the end of the period	260,373	$18.07	291,023	$18.79

For the three months ended June 30, 2018 and 2017, we recognized a total of approximately $1.2 million and $1.0 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. For the six months ended June 30, 2018 and 2017, we recognized a total of approximately $2.2 million and $1.9 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of June 30, 2018, the total remaining compensation cost on unvested awards was approximately $5.9 million, with a weighted average remaining contractual life of approximately 1.4 years.

ATM Program
On May 10, 2017, we established an at-the-market equity offering program (the “ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million in amounts and at times as we determine from time to time. We have no obligation to sell any of such shares. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility. During the three months ended June 30, 2018, we issued 901,300 shares of common stock under the ATM Program, generating proceeds of approximately $20.9 million, net of approximately $0.3 million of commissions and approximately $0.1 million of issuance costs. Subsequent to June 30, 2018, we issued 1,940,251 shares of common stock under the ATM Program, generating proceeds of approximately $44.8 million, net of approximately $0.6 million of commissions and approximately $0.2 million of issuance costs.
12.    Revenue

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended June 30, 2018 and 2017, was approximately $0.8 million and $2.0 million, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for the six months ended June 30, 2018 and 2017, was approximately $1.3 million and $3.8 million, respectively. When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended June 30, 2018 and 2017, was approximately $0.4 million and $0.4 million, respectively. The total net increase to rental revenue due to this deferred rent for the six months ended June 30, 2018 and 2017, was approximately $0.8 million and $1.0 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended June 30, 2018 and 2017, was approximately $1.7 million and $0.9 million, respectively. The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the six months ended June 30, 2018 and 2017, was approximately $2.9 million and $1.8 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended June 30, 2018 and 2017, we recognized lease termination fees of approximately $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, we recognized lease termination fees of approximately $0.7 million and $0.2 million, respectively.

Included in our rental revenue is parking income of approximately $2.3 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $4.6 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively, which represents revenue from contracts with customers. Gain (loss) on sale of assets, which also represents revenue from contracts with customers, was a loss of approximately $0.1 million and a gain of approximately $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and gains of approximately $11.9 million and $92.0 million for the six months ended June 30, 2018 and 2017, respectively. We had no significant development fee income for the three or six months ended June 30, 2018. We had development fee income of approximately $0.2 million for the three and six months ended June 30, 2017.

Accounts receivables from contracts with customers were approximately $0.9 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.
13.    Net Income (Loss) per Common Share

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income (loss) attributable to common stockholders	$(8,277)	$4,031	$113	$102,202
Less: net income allocated to participating securities	—	—	—	(611)
Numerator for basic net income (loss) per share	$(8,277)	$4,031	$113	$101,591
Add: undistributed net income allocated to participating securities	—	—	—	506
Less: undistributed net income re-allocated to participating securities	—	—	—	(504)
Numerator for diluted net income (loss) per share (1)	$(8,277)	$4,031	$113	$101,593

Denominator:
Weighted average common shares outstanding - basic	47,684	47,536	47,665	47,524
Effect of dilutive securities	—	339	812	204
Weighted average common shares outstanding - diluted	47,684	47,875	48,477	47,728

Basic net income (loss) per common share	$(0.17)	$0.08	$0.00	$2.14
Diluted net income (loss) per common share	$(0.17)	$0.08	$0.00	$2.13

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	992	29	17	29
_______________

(1)	In periods where there is no undistributed net income to allocate to participating securities, the treasury stock method is used to calculate dilutive securities.

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Interest paid, net of amounts capitalized	$14,211	$12,695
Income taxes paid	$758	$403

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$17,382	$7,816
Liabilities assumed through the purchase of real estate	$7,028	$3,267
Escrow deposits applied to purchase of real estate	$21,350	$14,000
Escrow deposit applied to purchase of real estate from noncontrolling interest	$150	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$13,804
Acquisition of controlling interest in unconsolidated entity	$927	$9,770

Non-cash financing activities:
Mortgage notes assumed (1)	$89,733	$146,000
Unrealized gain on interest rate derivatives	$7,422	$768
 _________________

(1)
The approximately $89.7 million mortgage notes assumed during the six months ended June 30, 2018, includes approximately $44.9 million of debt assumed when we acquired the remaining 50.00% interest in our Domain 8 property, and approximately $44.9 million of debt associated with our previously held 50.00% unconsolidated interest in the Domain 8 property. Domain 8 was consolidated during the six months ended June 30, 2018. The approximately $146.0 million mortgage notes assumed during the six months ended June 30, 2017, includes approximately $66.0 million of debt assumed when we acquired Legacy Union One, approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during the six months ended June 30, 2017.

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
Overview
As of June 30, 2018, we owned interests in 18 operating office properties with approximately 6.7 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and three development properties that will consist of approximately 989,000 rentable square feet. Our operating properties are located in six markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

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

Optimize value in select investments and redeploy capital to create additional value

We will seek to sell remaining properties located outside of our target growth markets and divest of select non-core properties in our target markets as we determine that capital can be more efficiently allocated for long-term value creation. In certain instances, we may reallocate capital between target growth markets to balance relative market concentration. In the first half of 2018, we exited the Baltimore, Maryland, market with the sale of 500 East Pratt. Additionally, we sold Centreport Office Center, located in Fort Worth, Texas, and Loop Central located in Houston, Texas. These sales generated approximately $145.7 million in gross proceeds to us. We redeployed these proceeds when we acquired a 96.5% initial economic interest in Domain Point, located in Austin, Texas, for a contract purchase price of $73.8 million (at 100%) and when we acquired the remaining 50% interest in the entity that owns Domain 8, also located in Austin, Texas, for a contract purchase price of $92.8 million, which includes the assumption of approximately $44.9 million in mortgage debt.

Expand our active development pipeline

Development remains an important component of our strategy in 2018; however, we will remain disciplined as we continue our build-to-core development program. In May 2018, we commenced the development of Domain 12. Domain 12 will contain 320,000 rentable square feet and is located in Austin, Texas, adjacent to our Domain 11 development property. Provided certain conditions are met, we intend to proceed with the development of one or more of our remaining land sites in 2018 that are strategically located within our TIER1 submarkets.

Extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth

As of June 30, 2018, the weighted average in-place lease term for our portfolio was 5.3 years. Through our recent and active development projects, we intend to extend our weighted average in-place lease term, which we believe provides protection from market and industry concentration as well as drives cash flow growth from both superior yields and lower recurring capital expenditures. Additionally, we will seek to increase occupancy in our Houston portfolio, which was 75.8% occupied as of June 30, 2018, as compared to 93.9% for the balance of our portfolio.
The following table sets forth information regarding our leasing activity for the three and six months ended June 30, 2018:

Three months ended June 30, 2018	Renewal	Expansion	New	Total
Square feet leased	48,000	23,000	23,000	94,000
Weighted average lease term (in years)	6.7	5.5	8.1	6.7
Increase in weighted average net rental rates per square foot per year (1)	$2.39	$5.49	$2.41	$3.19
% increase in weighted average net rental rates per square foot per year	13%	27%	11%	16%
Leasing cost per square foot per year (2)	$1.31	$1.50	$4.20	$2.20

Six months ended June 30, 2018
Square feet leased	104,000	24,000	34,000	162,000
Weighted average lease term (in years)	6.4	5.4	7.5	6.5
Increase in weighted average net rental rates per square foot per year (1)	$3.76	$5.22	$4.12	$4.10
% increase in weighted average net rental rates per square foot per year	19%	25%	21%	20%
Leasing cost per square foot per year (2)	$2.74	$1.66	$5.21	$3.13
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

Reduce leverage and extend weighted average debt maturity date

We will continue to manage our balance sheet with a goal of reducing our leverage over the intermediate term. We anticipate further reducing our leverage through mark-to-market of in-place leases, delivery of our development properties, and occupancy gains. In early 2018, we amended our credit facility to extend the maturity dates and add key new members to our lending group. Additionally, we reduced our leverage by raising equity under the ATM program, which has generated approximately $65.7 million of net proceeds in 2018.
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
Three months ended June 30, 2018, as compared to the three months ended June 30, 2017
Rental Revenue.  Rental revenue for the three months ended June 30, 2018, was approximately $54.0 million as compared to approximately $54.6 million for the three months ended June 30, 2017, a $0.6 million decrease. Our non-same store properties had a decrease of approximately $1.3 million in rental revenue primarily due to a decrease of approximately $9.8 million from the sale of properties, partially offset by an increase of approximately $8.5 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.7 million, primarily as a result of decreased free rent concessions and lower property operating expense reimbursements to tenants, resulting in increased rental revenue of approximately $1.7 million, an increase of approximately $0.7 million due to increased parking and lease termination fee income and approximately $0.4 million due to increases in occupancy and rental rates. These increases in rental revenue from our same store properties were partially offset by a decrease in straight-line rent adjustments of approximately $2.0 million and approximately $0.4 million of rent abatements (net of business interruption insurance proceeds) provided to tenants at our Eldridge Properties as a result of Hurricane Harvey.
Property Operating Expenses. Property operating expenses for the three months ended June 30, 2018, were approximately $12.4 million as compared to approximately $13.9 million for the three months ended June 30, 2017, a $1.5 million decrease. Our non-same store properties had a decrease of approximately $1.7 million primarily due to a decrease of approximately $2.6 million from the sale of properties, partially offset by an increase of approximately $0.9 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.2 million, primarily due to higher bad debt expense and higher repairs and maintenance expense.
Interest Expense.  Interest expense for the three months ended June 30, 2018, was approximately $8.4 million as compared to approximately $8.2 million for the three months ended June 30, 2017, and was comprised of interest expense and amortization of deferred financing fees. The $0.2 million increase was primarily due to increased overall borrowings, which increased our interest expense by approximately $1.3 million, partially offset by capitalized interest, which reduced our interest expense by approximately $0.6 million, and decreased amortization of deferred financing fees of approximately $0.5 million.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2018, were approximately $9.1 million as compared to approximately $8.8 million for the three months ended June 30, 2017, a $0.3 million increase. Our non-same store properties had an increase of approximately $0.8 million primarily due to an increase of approximately $1.7 million from acquired and newly consolidated properties, which was partially offset by a decrease of approximately $0.9 million from the sale of properties. Our same store properties had a decrease of approximately $0.5 million primarily due to lower estimated assessed values in certain markets in 2018, partially offset by lower tax refunds received in 2018.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2018, were approximately $5.4 million as compared to approximately $5.6 million for the three months ended June 30, 2017, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $0.2 million decrease is primarily due to lower payroll costs.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2018, was approximately $27.1 million as compared to approximately $22.7 million for the three months ended June 30, 2017, a $4.4 million increase. Our non-same store properties had an increase of approximately $1.7 million due to an increase of approximately $5.0 million from acquired and newly consolidated properties, partially offset by a decrease of approximately $3.3 million from the sale of properties. Our same store properties had an increase of approximately $2.7 million primarily due to accelerated depreciation and amortization expense of approximately $1.8 million as a result of plans to renovate lobby space at our Eldridge properties and approximately $0.3 million from an early lease termination. The remaining approximately $0.6 million of increased expense is primarily due to the addition of real estate assets.
Equity in Operations of Investments. We had no equity in operations of investments for the three months ended June 30, 2018, as compared to approximately $6.6 million for the three months ended June 30, 2017, which was primarily due to gains on the sales of 1325 G Street and the Colorado Building in 2017.

Gain (Loss) on Sale of Assets.  We had approximately $0.1 million in loss on sale of assets for the three months ended June 30, 2018, compared to approximately $1.3 million in gain on sale of assets for the three months ended June 30, 2017. The $1.4 million change is primarily related to our sale of the Louisville Portfolio in 2017.
Six months ended June 30, 2018, as compared to the six months ended June 30, 2017
Rental Revenue.  Rental revenue for the six months ended June 30, 2018, was approximately $108.1 million as compared to approximately $110.9 million for the six months ended June 30, 2017, a $2.8 million decrease. Our non-same store properties had a decrease of approximately $3.7 million in rental revenue primarily due to a decrease of approximately $17.3 million from the sale of properties, partially offset by an increase of approximately $13.6 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.9 million, primarily as a result of decreased free rent concessions and lower property operating expense reimbursements to tenants resulting in increased rental revenue of approximately $2.8 million, an increase in rental rates of approximately $2.1 million, and an increase in parking and lease termination fee income of approximately $1.4 million. These increases in rental revenue from our same store properties were partially offset by a decrease in straight-line rent adjustments of approximately $3.6 million, a decrease in occupancy resulting in a decrease of approximately $1.0 million, and approximately $1.0 million of rent abatements (net of business interruption insurance proceeds) provided to tenants at our Eldridge Properties as a result of Hurricane Harvey.
Property Operating Expenses. Property operating expenses for the six months ended June 30, 2018, were approximately $25.6 million as compared to approximately $28.6 million for the six months ended June 30, 2017, a $3.0 million decrease. Our non-same store properties had a decrease of approximately $3.8 million primarily due to a decrease of approximately $5.2 million from the sale of properties, partially offset by an increase of approximately $1.4 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $0.8 million, primarily due to higher repairs and maintenance expense and higher bad debt expense.
Interest Expense.  Interest expense for the six months ended June 30, 2018, was approximately $16.5 million as compared to approximately $17.0 million for the six months ended June 30, 2017, and was comprised of interest expense and amortization of deferred financing fees. The $0.5 million decrease was primarily due to increased capitalized interest which reduced our interest expense by approximately $1.1 million, and decreased amortization of deferred financing fees of approximately $0.9 million, partially offset by increased overall borrowings which increased our interest expense by approximately $1.5 million.
Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2018, were approximately $17.8 million as compared to approximately $17.3 million for the six months ended June 30, 2017, a $0.5 million increase. Our non-same store properties had an increase of approximately $0.9 million primarily due to an increase of approximately $2.6 million from acquired and newly consolidated properties, partially offset by a decrease of $1.9 million from the sale of properties. Our same store properties had a decrease of approximately $0.4 million primarily due to lower estimated assessed values in certain markets in 2018, partially offset by lower tax refunds received in 2018.

General and Administrative.  General and administrative expenses for the six months ended June 30, 2018, were approximately $10.9 million as compared to approximately $11.3 million for the six months ended June 30, 2017, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses.  The $0.4 million decrease is primarily due to lower transfer agent, legal, and investor relation costs.
Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2018, was approximately $51.8 million as compared to approximately $47.2 million for the six months ended June 30, 2017, a $4.6 million increase. Our non-same store properties had an increase of approximately $1.4 million primarily due to an increase of approximately $8.0 million from acquired and newly consolidated properties, partially offset by a decrease of approximately $6.6 million from the sale of properties. Our same store properties had an increase of approximately $3.2 million primarily due to accelerated depreciation and amortization expense of approximately $1.8 million as a result of plans to renovate lobby space at our Eldridge properties and approximately $0.6 million from an early lease termination. The remaining approximately $0.8 million of increased expense is primarily due to the addition of real estate assets.

Loss on Early Extinguishment of Debt. We had an approximately $9.0 million loss on early extinguishment of debt for the six months ended June 30, 2018, related to the write-off of unamortized deferred financing fees and financing fees paid to lenders in connection with our amended credit facility. We had an approximately $0.5 million loss on early extinguishment of debt for the six months ended June 30, 2017, primarily comprised of prepayment costs and the write-off of unamortized deferred financing fees related to early payoffs of debt.

Equity in Operations of Investments. Equity in operations of investments for the six months ended June 30, 2018, was approximately $0.3 million as compared to approximately $6.3 million for the six months ended June 30, 2017, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $6.0 million decrease was primarily due to gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by earnings of Domain 8, which was fully operational in 2018. Domain 8 was consolidated when we purchased the remaining interest in March 2018.
Gain on Sale of Assets. We had approximately $11.9 million in gain on sale of assets for the six months ended June 30, 2018, primarily related to our sales of 500 East Pratt, Centreport Office Center, and Loop Central. We had approximately $92.0 million in gain on sale of assets for the six months ended June 30, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $11.1 million in gain on remeasurement of investment in unconsolidated entities for the six months ended June 30, 2018, as a result of obtaining a controlling interest in Domain 8 and remeasuring our previously held equity interest at fair value. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the six months ended June 30, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value.

Cash Flow Analysis
Six months ended June 30, 2018, as compared to the six months ended June 30, 2017
Cash provided by operating activities was approximately $19.7 million for the six months ended June 30, 2018. Cash provided by operating activities for the six months ended June 30, 2017, was approximately $26.5 million. We had (1) approximately $10.9 million less cash received primarily due to the results of our real estate property operations, which included approximately $9.0 million of operating distributions from the sales of our investments in unconsolidated entities in 2017, net of interest expense, and general and administrative expenses; partially offset by (2) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.9 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $1.2 million less net cash outflows from working capital assets and liabilities in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
Cash used in investing activities for the six months ended June 30, 2018, was approximately $15.8 million and was primarily comprised of purchases of real estate of approximately $99.2 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $55.3 million, and escrow deposits for anticipated real estate purchases of approximately $3.4 million, partially offset by proceeds from the sale of assets of approximately $141.1 million and return of investments of approximately $1.7 million. Cash provided by investing activities for the six months ended June 30, 2017, was approximately $212.0 million and was primarily comprised of proceeds from the sales of assets of approximately $330.0 million and return of investments of approximately $23.4 million primarily due to proceeds received from a loan that was refinanced, partially offset by purchases of real estate of approximately $93.0 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $31.7 million, investments in unconsolidated entities of approximately $10.7 million related to development activities at an unconsolidated property, and escrow deposits for anticipated real estate purchases of approximately $6.0 million.
Cash used in financing activities for the six months ended June 30, 2018, was approximately $3.8 million and was primarily comprised of distributions of approximately $17.3 million and payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $9.6 million, partially offset by approximately$20.9 million of issuance of common stock under the ATM Program, net of associated costs, and $2.5 million of contributions from noncontrolling interests. Cash used in financing activities for the six months ended June 30, 2017, was approximately $221.2 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $195.5 million and distributions of approximately $25.8 million.
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

The following section presents our calculations of FFO (as defined by Nareit) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three and six months ended June 30, 2018 and 2017, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$(8,362)	$4,034	$(36)	$102,262
Noncontrolling interests	85	(3)	149	(60)
Net income (loss) attributable to common stockholders	(8,277)	4,031	113	102,202
Adjustments:
Real estate depreciation and amortization from consolidated properties	27,011	22,557	51,511	46,988
Real estate depreciation and amortization from unconsolidated properties	—	131	391	697
Real estate depreciation and amortization - noncontrolling interests	(782)	—	(1,215)	—
Loss (gain) on sale of depreciable real estate	90	(7,975)	(11,924)	(98,725)
Loss (gain) on remeasurement of investment in unconsolidated entities	152	—	(11,090)	(14,168)
Noncontrolling interests	610	(9)	907	39
FFO attributable to common stockholders	18,804	18,735	28,693	37,033

Adjustments:
Severance charges	108	451	127	451
Interest rate hedge ineffectiveness expense (income) (1)	—	(29)	—	1
Loss on early extinguishment of debt	—	—	8,988	545
Default interest (2)	609	609	1,211	1,211
Noncontrolling interests	—	—	(4)	(1)
FFO attributable to common stockholders, excluding certain items	$19,521	$19,766	$39,015	$39,240
Weighted average common shares outstanding - basic	47,684	47,536	47,665	47,524
Weighted average common shares outstanding - diluted	48,534	47,875	48,477	47,728
Net income (loss) per common share - diluted	$(0.17)	$0.08	$0.00	$2.13
FFO per common share - diluted	$0.39	$0.39	$0.59	$0.78
FFO, excluding certain items, per common share - diluted	$0.40	$0.41	$0.80	$0.82
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

During the three and six months ended June 30, 2018, we provided rent abatements of approximately $0.8 million and $4.7 million, respectively, to tenants as a result of Hurricane Harvey. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018. These rent abatements were offset by approximately $0.4 million and $3.7 million of business interruption insurance proceeds (net of estimated saved expenses) for the three and six months ended June 30, 2018, respectively. We anticipate we will receive remaining business interruption insurance proceeds in subsequent quarters.

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

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three and six months ended June 30, 2018 and 2017 (in thousands). The same store properties for these comparisons consist of 15 operating properties and 5.8 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as consolidated and at 100% in both periods.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Same Store Revenue:
Rental revenue	$44,549	$43,813	$87,761	$86,877
Less: Lease termination fees	(375)	(30)	(710)	(30)
	44,174	43,783	87,051	86,847

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	10,931	10,717	21,577	20,859
Real estate taxes	7,144	7,612	14,599	14,970
Property management fees	25	31	51	41
Property Expenses	18,100	18,360	36,227	35,870
Same Store NOI	$26,074	$25,423	$50,824	$50,977

Increase (decrease) in Same Store NOI	2.6%		(0.3)%

Same Store NOI	$26,074	$25,423	50,824	50,977
Less:
Straight-line rent revenue adjustment	42	(1,944)	(349)	(3,937)
Above- and below-market rent amortization	(1,057)	(950)	(1,967)	(1,926)
Same Store Cash NOI	$25,059	$22,529	$48,508	$45,114

Increase in Same Store Cash NOI	11.2%		7.5%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$(8,362)	$4,034	$(36)	$102,262
Adjustments:
Interest expense	8,369	8,235	16,478	17,015
Tenant improvement demolition costs	25	34	133	115
General and administrative	5,377	5,626	10,880	11,333
Depreciation and amortization	27,134	22,652	51,750	47,181
Interest and other income	(550)	(783)	(595)	(1,101)
Loss on early extinguishment of debt	—	—	8,988	545
Provision (benefit) for income taxes	214	(149)	409	95
Equity in operations of investments	—	(6,556)	(287)	(6,300)
Loss (gain) on sale of assets	90	(1,262)	(11,924)	(92,012)
Loss (gain) on remeasurement of investment in unconsolidated entities	152	—	(11,090)	(14,168)
Net operating income of non-same store properties	(6,000)	(6,378)	(13,172)	(13,958)
Lease termination fees	(375)	(30)	(710)	(30)
Same Store NOI	26,074	25,423	50,824	50,977
Straight-line rent revenue adjustment	42	(1,944)	(349)	(3,937)
Above- and below-market rent amortization	(1,057)	(950)	(1,967)	(1,926)
Same Store Cash NOI	$25,059	$22,529	$48,508	$45,114

During the three and six months ended June 30, 2018, we provided rent abatements of approximately $0.8 million and $4.7 million, respectively, to tenants as a result of Hurricane Harvey. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018. These rent abatements were offset by approximately $0.4 million and $3.7 million of business interruption insurance proceeds (net of estimated saved expenses) for the three and six months ended June 30, 2018, respectively. We anticipate we will receive remaining business interruption insurance proceeds in subsequent quarters.

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 23.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of approximately $8.4 million and restricted cash of approximately $14.1 million.  We also have a credit facility with a borrowing capacity of $900.0 million (as described in more detail below). As of June 30, 2018, we had approximately $608.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $209.4 million under the credit facility as a whole.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. As of June 30, 2018, other than the approximately $48.2 million of debt which has matured, none of our debt, including our share of debt at our unconsolidated properties, matures before June 2020. We anticipate, although we can provide no assurance, that this approximately $48.2 million of debt will be settled when the property to which such loan relates is sold.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $886.3 million as of June 30, 2018. Approximately $279.2 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $398.8 million as of June 30, 2018. As of June 30, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $172.7 million. As of June 30, 2018, the stated annual interest rates on our outstanding debt ranged from approximately 3.16% to 6.09%. As of June 30, 2018, the effective weighted average interest rate for our debt is approximately 3.91%. For our loan that is in default and detailed below, we incur a default interest rate that is 500 basis points higher than the stated interest rate, which resulted in an overall effective weighted average interest rate for our debt of approximately 4.19% as of June 30, 2018, and additional interest expense of approximately $1.2 million for the six months ended June 30, 2018. We anticipate, although we can provide no assurance, that when the property to which such loan relates is sold, or if ownership of this property is conveyed to the lender, the default interest will be forgiven.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of June 30, 2018, we were in default on a non-recourse property loan with an outstanding balance of approximately $48.2 million secured by our Fifth Third Center property located in Columbus, Ohio, which has a carrying value of approximately $31.6 million as of June 30, 2018. A receiver was appointed for this property in March 2016. The loan had an original maturity date of July 2016, and we are currently working with the lender to dispose of this property on its behalf, although there can be no assurance regarding such disposition. As of June 30, 2018, other than the default discussed above, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt (excluding the default debt) has maturity dates that range from June 2020 to January 2025.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of June 30, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans, and $33.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $209.4 million under the facility as a whole. As of June 30, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.46%.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status.

On May 4, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the second quarter of 2018, which was paid on June 29, 2018. On August 3, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the third quarter of 2018. The distribution will be paid on September 28, 2018, to stockholders of record on September 14, 2018. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

ATM Program
On May 10, 2017, we established an ATM Program pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million, in amounts and at times as we determine from time to time. We have no obligation to sell any of such shares. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility. During the three months ended June 30, 2018, we issued 901,300 shares of common stock under the ATM Program, generating proceeds of approximately $20.9 million, net of approximately $0.3 million of commissions and approximately $0.1 million of issuance costs. Subsequent to June 30, 2018, we issued 1,940,251 shares of common stock under the ATM Program, generating proceeds of approximately $44.8 million, net of approximately $0.6 million of commissions and approximately $0.2 million of issuance costs.
Hurricane Harvey
In August 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational.
From August 28, 2017 through June 30, 2018, we provided rent abatements of approximately $11.7 million to tenants as a result of Hurricane Harvey. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets in the third quarter of 2017, and we have incurred approximately $11.4 million of restoration expenses from August 2017 through June 2018. We expect to incur additional costs over a period of time to fully restore the properties and anticipate we will receive additional insurance proceeds in subsequent quarters.
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
Off-Balance Sheet Arrangements
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of June 30, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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
As of June 30, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million is our maximum exposure related to the payment guarantee. As of June 30, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $44.7 million, of which we estimate approximately $11.2 million is our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of June 30, 2018, in the event we become legally obligated to perform under the payment guarantee, the collateral in 208 Nueces Street, LLC should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Supplemental Material U.S. Federal Income Tax Considerations
This summary supplements and updates the discussion contained under the caption “Material United States Federal Income Tax Considerations” in the prospectus within our Registration Statement on Form S-3 filed with the SEC on August 24, 2016, as supplemented by the discussion contained under the caption “Supplemental Material U.S. Federal Income Tax Considerations” in our Annual Report on Form 10-K filed with the SEC on February 12, 2018, which should be read in conjunction therewith and is subject to the qualifications set forth therein.

On March 23, 2018, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2018 (the “CAA”), which amended various provisions of the Code and implicates certain tax-related disclosures contained in the prospectus. As a result, the discussion on pages 44 to 45 of the prospectus in the third and fourth paragraphs under “Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock - U.S. Taxation of Non-U.S. Stockholders - Dispositions of Stock” is replaced with the following paragraphs:
        To the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a USRPI. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a USRPI. For these purposes, a qualified shareholder is generally a Non-U.S. Holder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of section 897(k)(3)(B) of the Code), and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (where “applicable percentage” generally means the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.
        For FIRPTA purposes, a “qualified foreign pension fund” shall not be treated as a Non-U.S. Holder, and any entity all of the interests of which are held by a qualified foreign pension fund shall be treated as such a fund. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) a foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise made available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. To benefit from these rules, an investor will be required to provide an appropriate certification that it is not a foreign person for purposes of FIRPTA by reason of being a qualified foreign pension fund or an entity wholly owned by a qualified foreign pension fund.
The CAA also amended numerous Code provisions relating to the new rules applicable to federal income tax audits of partnerships effective for taxable years beginning after December 31, 2017, to provide that a broader range of partnership-related items may be adjusted on audit or in other tax proceedings.
Finally, the CAA clarified that for purposes of determining whether a REIT is a “domestically controlled qualified investment entity” under FIRPTA, the presumption that generally a person holding less than 5% of a REIT’s class of stock that is regularly traded on an established securities market in the United States for five years has been, and will be, treated as a U.S. person applies for testing periods ending on or after December 18, 2015 (e.g., if a testing period ends on June 1, 2018, then the presumption applies for the entire five-year period starting on June 1, 2013).
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of June 30, 2018, we had approximately $697.7 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase or decrease in interest rates on our variable rate debt outstanding as of June 30, 2018, would result in a net increase or decrease in total annual interest incurred of approximately $1.7 million. A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $12.6 million as of June 30, 2018. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $13.1 million as of June 30, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

Effective August 3, 2018, the Company and Tier OP entered into an Eighth Amendment to Employment Agreement with James E. Sharp, a Sixth Amendment to Employment Agreement with each of Scott W. Fordham, William J. Reister and Telisa Webb Schelin, and a Fifth Amendment to Employment Agreement with Dallas E. Lucas (collectively, the “Amendments”). The Amendments provide for a new term through August 3, 2021, which will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term, as well as clarifies the position and duties of each executive, and updates the definition of Incentive Compensation.

The information set forth herein with respect to the Amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendments, which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 hereto and are incorporated into this Quarterly Report on Form 10-Q by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)
3.2	Amendment to the Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)
3.3	Amendment to the Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
3.4	Amendment to the Second Amended and Restated Bylaws of TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on April 5, 2018)
10.1	Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (filed herewith)
10.2	Fifth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (filed herewith)
10.3	Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (filed herewith)
10.4	Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (filed herewith)
10.5	Eighth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (filed herewith)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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

TIER REIT, INC.
Dated: August 7, 2018	By:	/s/ Hannah Q. Wrenn
Hannah Q. Wrenn
Chief Accounting Officer
(Principal Accounting Officer)