Form 10-Q
period 2018-09-30
TIER REIT INC
filed 2018-11-05
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of October 31, 2018, TIER REIT, Inc. had 53,881,364 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended September 30, 2018

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Real estate
Land	$150,473	$139,951
Land held for development	45,059	45,059
Buildings and improvements, net	1,097,613	1,061,418
Real estate under development	93,110	29,525
Total real estate	1,386,255	1,275,953
Cash and cash equivalents	5,192	13,800
Restricted cash	10,232	8,510
Accounts receivable, net	69,592	81,129
Prepaid expenses and other assets	19,357	28,112
Investments in unconsolidated entities	32,112	31,852
Deferred financing fees, net	2,985	1,387
Lease intangibles, net	103,531	87,047
Assets associated with real estate held for sale	33,086	53,348
Total assets	$1,662,342	$1,581,138
Liabilities and equity
Liabilities
Notes payable, net	$731,133	$794,538
Accounts payable and accrued liabilities	74,560	81,166
Acquired below-market leases, net	24,312	17,942
Other liabilities	6,471	7,567
Obligations associated with real estate held for sale	321	2,354
Total liabilities	836,797	903,567
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 53,490,819 and 47,623,324 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	5	5
Additional paid-in capital	2,747,825	2,609,540
Cumulative distributions and net loss attributable to common stockholders	(1,940,492)	(1,936,960)
Accumulated other comprehensive income	15,262	4,218
Stockholders’ equity	822,600	676,803
Noncontrolling interests	2,945	768
Total equity	825,545	677,571
Total liabilities and equity	$1,662,342	$1,581,138

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Rental revenue	$54,832	$50,920	$162,965	$161,835
Expenses
Property operating expenses	13,262	13,170	38,812	41,790
Interest expense	7,141	8,406	23,619	25,421
Real estate taxes	9,229	8,439	27,057	25,752
Property management fees	80	49	262	181
Asset impairment losses	3,418	—	3,418	—
General and administrative	5,128	5,157	16,008	16,490
Depreciation and amortization	24,834	23,785	76,584	70,966
Total expenses	63,092	59,006	185,760	180,600
Interest and other income	49	170	644	1,271
Loss on early extinguishment of debt	—	—	(8,988)	(545)
Gain on troubled debt restructuring	31,006	—	31,006	—
Income (loss) before income taxes, equity in operations of investments, and gains	22,795	(7,916)	(133)	(18,039)
Provision for income taxes	(228)	(202)	(637)	(297)
Equity in operations of investments	—	67	287	6,367
Income (loss) before gains	22,567	(8,051)	(483)	(11,969)
Gain on sale of assets	—	—	11,924	92,012
Gain on remeasurement of investment in unconsolidated entities	—	—	11,090	14,168
Net income (loss)	22,567	(8,051)	22,531	94,211
Noncontrolling interests	78	10	227	(50)
Net income (loss) attributable to common stockholders	$22,645	$(8,041)	$22,758	$94,161
Weighted average common shares outstanding - basic	51,899,779	47,549,635	49,091,962	47,532,432
Weighted average common shares outstanding - diluted	52,616,570	47,549,635	49,950,441	47,956,167

Basic income (loss) per common share	$0.43	$(0.17)	$0.46	$1.97
Diluted income (loss) per common share	$0.43	$(0.17)	$0.46	$1.95

Distributions declared per common share	$0.18	$0.18	$0.54	$0.54

Comprehensive income (loss):
Net income (loss)	$22,567	$(8,051)	$22,531	$94,211
Other comprehensive income: unrealized income on interest rate derivatives	2,801	531	10,223	1,299
Comprehensive income (loss)	25,368	(7,520)	32,754	95,510
Comprehensive (income) loss attributable to noncontrolling interests	77	10	223	(50)
Comprehensive income (loss) attributable to common stockholders	$25,445	$(7,510)	$32,977	$95,460

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Nine months ended September 30, 2018
Balance at December 31, 2017	47,623	$5	$2,609,540	$(1,936,960)	$4,218	$768	$677,571
Cumulative effect of changes in accounting principles	—	—	—	635	825	—	1,460
Balance at January 1, 2018	47,623	$5	$2,609,540	$(1,936,325)	$5,043	$768	$679,031
Net income (loss)	—	—	—	22,758	—	(227)	22,531
Issuance of common stock, net	5,817	—	134,925	—	—	—	134,925
Unrealized gain on interest rate derivatives	—	—	—	—	10,219	4	10,223
Share based compensation, net	51	—	3,360	—	—	(201)	3,159
Contributions by noncontrolling interests	—	—	—	—	—	2,606	2,606
Distributions declared:
Common stock ($0.54 per share)	—	—	—	(26,925)	—	—	(26,925)
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Balance at September 30, 2018	53,491	$5	$2,747,825	$(1,940,492)	$15,262	$2,945	$825,545

Nine months ended September 30, 2017
Balance at December 31, 2016	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	94,161	—	50	94,211
Unrealized gain on interest rate derivatives	—	—	—	—	1,299	—	1,299
Share based compensation, net	79	—	2,973	—	—	(293)	2,680
Contributions by noncontrolling interests	—	—	—	—	—	460	460
Distributions declared:
Common stock ($0.54 per share)	—	—	—	(25,829)	—	—	(25,829)
Noncontrolling interests	—	—	—	—	—	(14)	(14)
Deconsolidation of investment	—	—	—	—	—	(1,500)	(1,500)
Balance at September 30, 2017	47,552	$5	$2,609,361	$(1,918,473)	$257	$673	$691,823

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income	$22,531	$94,211
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment losses	3,418	—
Gain on sale of assets	(11,924)	(92,012)
Gain on remeasurement of investment in unconsolidated entities	(11,090)	(14,168)
Gain on troubled debt restructuring	(31,006)	—
Loss on early extinguishment of debt	8,988	545
Hedge ineffectiveness expense from derivatives	—	9
Amortization of restricted shares and units	3,370	3,009
Depreciation and amortization	76,584	70,966
Amortization of lease intangibles	(191)	(219)
Amortization of above- and below-market rent	(4,474)	(2,863)
Amortization of deferred financing fees	1,121	2,561
Equity in operations of investments	(287)	(6,367)
Ownership portion of fees from unconsolidated entities	112	320
Distributions from investments	10	8,963
Change in accounts receivable	(41)	(8,074)
Change in prepaid expenses and other assets	700	(836)
Change in lease commissions	(9,626)	(12,275)
Change in other lease intangibles	(48)	(406)
Change in accounts payable and accrued liabilities	(7,007)	(3,506)
Change in other liabilities	778	2,595
Cash provided by operating activities	41,918	42,453

Cash flows from investing activities
Escrow deposits	(3,350)	(9,000)
Return of investments	1,711	23,433
Purchases of real estate	(99,154)	(93,011)
Investments in unconsolidated entities	(1,272)	(19,238)
Capital expenditures for real estate	(25,940)	(24,869)
Capital expenditures for real estate under development	(58,280)	(20,769)
Proceeds from sales of assets	141,066	330,045
Insurance proceeds for capital expenditures	2,868	—
Cash provided by (used in) investing activities	(42,351)	186,591

Cash flows from financing activities
Financing costs	(3,329)	(1,969)
Proceeds from notes payable	773,000	174,000
Payments on notes payable	(882,733)	(364,437)
Payments for early extinguishment of debt	(3,632)	(436)
Issuance of common stock	137,222	—
Costs associated with issuance of common stock	(2,297)	—
Transfer of common stock	(210)	(329)
Distributions paid to common stockholders	(26,925)	(34,423)
Distributions paid to noncontrolling interests	(5)	(21)
Contributions from noncontrolling interests	2,456	460
Cash used in financing activities	(6,453)	(227,155)

Net change in cash, cash equivalents, and restricted cash	(6,886)	1,889
Cash, cash equivalents, and restricted cash at beginning of period	22,310	22,393
Cash, cash equivalents, and restricted cash at end of period	$15,424	$24,282

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

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of September 30, 2018, we owned interests in 18 operating office properties and three development properties. Our operating properties are located in six markets throughout the United States.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of September 30, 2018, and December 31, 2017, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended September 30, 2018 and 2017, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2018, and December 31, 2017, and our results of operations and our cash flows for the periods ended September 30, 2018 and 2017.  These adjustments are of a normal recurring nature.

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

Real Estate

The following is a summary of our buildings and improvements and related lease intangibles as of September 30, 2018, and December 31, 2017 (in thousands):

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of September 30, 2018
Cost	$1,577,104	$169,597	$61	$(61,124)
Less: accumulated depreciation and amortization	(479,491)	(66,086)	(41)	36,812
Net	$1,097,613	$103,511	$20	$(24,312)

		Lease Intangibles
		Assets		Liabilities
			Acquired Above-Market Leases	Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2017
Cost	$1,514,544	$146,926	$4,857	$(50,399)
Less: accumulated depreciation and amortization	(453,126)	(60,298)	(4,438)	32,457
Net	$1,061,418	$86,628	$419	$(17,942)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of October 2018 to an ending date of November 2027.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

October 2018 - December 2018	$1,622
2019	$7,119
2020	$6,274
2021	$5,025
2022	$4,323

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows and also exceeds the fair value of the asset, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions, which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. We recorded an impairment charge of approximately $3.4 million for the nine months ended September 30, 2018, related to the disposition of a property. For the nine months ended September 30, 2017, we had no impairment charges.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the nine months ended September 30, 2018 and 2017.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition (the intended hold period) and sales price for each property, the estimated future cash flows of each property during our estimated ownership period, and for unconsolidated investments, the estimated future distributions from the investment.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments, which could be material to our financial statements.

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

Hurricane Harvey

In August 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. In the third quarter of 2017, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets, and we have incurred approximately $11.8 million of restoration expenses from August 2017 through September 2018.

The write-off of the net book value of damaged assets and the restoration expenses incurred have been fully offset by an estimated insurance recovery. Since we determined receipt of insurance proceeds is probable, the estimated insurance recovery is recorded as a receivable and is included in “accounts receivable, net” on our condensed consolidated balance sheets. Through September 30, 2018, we have received approximately $14.7 million of this insurance recovery.

To the extent that insurance proceeds ultimately exceed the net book value of damaged assets plus the restoration expenses incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

We provided rent abatements through the second quarter of 2018 to tenants as a result of Hurricane Harvey. During the three months ended September 30, 2017, we provided rent abatements of approximately $1.9 million. During the nine months ended September 30, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $1.9 million, respectively. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017. These rent abatements were offset by business interruption insurance proceeds received (net of estimated saved expenses) of approximately $0.7 million and $4.4 million, respectively, for the three and nine months ended September 30, 2018. We received no business interruption insurance proceeds in the three and nine months ended September 30, 2017. We anticipate we will receive additional business interruption insurance proceeds in subsequent quarters.

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

The following is a summary of our total cash, cash equivalents, and restricted cash as presented in our statements of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$5,192	$10,959
Restricted cash	10,232	13,323
Total cash, cash equivalents, and restricted cash	$15,424	$24,282

Accounts Receivable, net

The following is a summary of our accounts receivable as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Straight-line rental revenue receivable	$51,061	$57,372
Insurance receivable	12,132	18,826
Tenant receivables	5,912	4,221
Non-tenant receivables	933	893
Allowance for doubtful accounts	(446)	(183)
Total	$69,592	$81,129

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the nine months ended September 30, 2018 and 2017, we capitalized interest incurred of approximately $0.9 million and $1.0 million, respectively, for unconsolidated entities with properties under development, which is included in our investments in unconsolidated entities on our condensed consolidated balance sheets.

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

For contracts with customers (as defined by GAAP), we recognize revenue when we transfer promised goods or services to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue from contracts with customers primarily consists of parking income and development fee income.
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
Sales of Real Estate
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
3.            New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Lease contracts are excluded from this revenue recognition criteria; however, the sale of real estate is required to follow the new model. Expanded quantitative and qualitative disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are required under the guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years, or full retrospective, and one requiring prospective application of the new standard with disclosure of results under old standards, or modified retrospective. We adopted this guidance on January 1, 2018, using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The most material potential impact from adoption relates to how revenue is recognized for sales of real estate with continuing involvement. Prior to the adoption, profit for such sales transactions was recognized and then reduced by the maximum exposure to loss related to the nature of the continuing involvement at the time of sale. Under the new guidance, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it is recognized. Upon adoption, we recorded a cumulative-effect adjustment to decrease opening cumulative distributions and net loss attributable to common stockholders by approximately $1.5 million. The adjustment represents a gain on sale that was deferred under the previous guidance. We determined since control of the underlying asset was transferred to the buyer at closing of the transaction, the gain was recognizable at the time of sale. Our internal controls with respect to accounting for real estate sales have been updated accordingly. The adoption of this guidance resulted in no other changes with respect to the timing of revenue recognition or internal controls related to our other revenue from contracts with customers, which include primarily parking income and development fee income. The additional disclosures required under the guidance related to our revenue from contracts with customers are provided in Footnote 12.
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment and debt extinguishment costs as financing outflows impact our financial statements as these items were previously reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We adopted this guidance on January 1, 2018, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2017, reflects the reclassification of approximately $0.4 million of payments for debt extinguishment costs from cash provided by operating activities to cash used in financing activities.

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
New Accounting Pronouncements to be Adopted
In February 2016, the FASB issued updated guidance that sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet.  The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants.  New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required.  In July 2018, the FASB issued updated guidance that provides lessors a practical expedient to not separate non-lease components from associated lease components when certain criteria are met. The combined component is accounted for under the revenue standard if the non-lease component is the predominant component of the combined component; otherwise, the combined component is accounted for as an operating lease in accordance with the new leases standard. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and was initially required to be adopted using the modified retrospective approach. However, the updated guidance also provides a transition option that allows entities to apply the standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings in the period of adoption. We expect to adopt this guidance effective January 1, 2019, and elect to apply the transition option and the practical expedients provided by this standard.  The most significant impact will be recognition of right-of-use assets and lease liabilities for operating leases in which we are the lessee, while our accounting for operating leases in which we are the lessor will remain substantially the same. We expect to recognize right-of-use assets and lease liabilities equal to the present value of the minimum lease payments under our ground leases and parking lot leases on our condensed consolidated balance sheet upon adoption. Upon adoption, we expect to expense certain leasing costs that are capitalized under the current guidance. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

In June 2016, the FASB issued amended guidance that requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

In June 2018, the FASB issued updated guidance that is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. We are still evaluating this guidance, but do not expect that it will have a material impact on our financial statements when adopted.

In August 2018, the FASB issued amended guidance that removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty, and adds new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

4.           Real Estate Activities

Dispositions of Real Estate
The following table presents our sales and other dispositions of real estate for the nine months ended September 30, 2018 (in thousands):

Property Name	Date of Disposition	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
500 East Pratt	02/13/18	Baltimore, MD	280	$60,000	$56,528
Centreport Office Center	02/22/18	Fort Worth, TX	133	12,696	12,421
Loop Central	03/27/18	Houston, TX	575	72,982	71,945
Fifth Third Center (1)	08/27/18	Columbus, OH	331	—	—
			1,319	$145,678	$140,894
_________________
(1) Ownership of this property was conveyed to the associated lender pursuant to a foreclosure.
Properties that have been sold or disposed contributed loss of approximately $4.8 million and $6.8 million to our net income for the three and nine months ended September 30, 2018, respectively. Properties that have been sold or disposed contributed loss of approximately $1.0 million and income of $0.3 million to our net (loss) income for the three and nine months ended September 30, 2017, respectively. These amounts include impairment losses and exclude any gains related to the sales or other dispositions of these properties.

Acquisitions of Real Estate
On January 4, 2018, we acquired a 96.5% initial economic interest in Domain Point for a contract purchase price of approximately $73.8 million (at 100%). We own a 90% interest in the entity that owns Domain Point. Domain Point is located in Austin, Texas, adjacent to our other Domain office properties and includes two buildings with 240,000 rentable square feet (combined). Assets acquired and liabilities assumed were recorded at their relative fair values and include lease intangible assets of approximately $9.3 million and acquired below-market leases of approximately $2.8 million. The estimated remaining average useful lives for these acquired lease intangibles ranged from an ending date of September 2018 to an ending date of April 2022.
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
Real Estate Held for Sale

Plaza at MetroCenter was held for sale as of September 30, 2018, and was sold on October 31, 2018. 500 East Pratt (sold in February 2018) was held for sale as of December 31, 2017. The major classes of assets and obligations associated with real estate held for sale as of September 30, 2018, and December 31, 2017, were as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$3,130	$—
Buildings and improvements, net of approximately $12.3 million and $29.0 million in accumulated depreciation at September 30, 2018, and December 31, 2017	24,229	45,396
Accounts receivable and other assets	2,753	3,335
Lease intangibles, net of approximately $0.8 million and $5.6 million in accumulated amortization at September 30, 2018, and December 31, 2017	2,974	2,830
Other intangible assets, net of approximately $1.2 million in accumulated amortization at December 31, 2017	—	1,787
Assets associated with real estate held for sale	$33,086	$53,348

Acquired below-market leases, net of approximately $1.3 million in accumulated amortization at December 31, 2017	$—	$364
Other liabilities	321	1,990
Obligations associated with real estate held for sale	$321	$2,354

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the nine months ended September 30, 2018, we capitalized a total of approximately $68.6 million, including approximately $3.1 million of interest. For the nine months ended September 30, 2017, we capitalized a total of approximately $18.3 million, which included approximately $0.9 million of interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of September 30, 2018, and December 31, 2017 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Domain Junction 8 Venture LLC (1)(2)	Domain 8	100.00%	50.00%	$—	$882
208 Nueces Street, LLC (2)	Third + Shoal	47.50%	47.50%	32,112	30,970
Total (3)		`		$32,112	$31,852
_________________

(1)	On March 30, 2018, we acquired the unrelated third party’s 50% interest in Domain Junction 8 Venture LLC increasing our ownership interest to 100%, and this property was consolidated.

(2)
We evaluate our investments in unconsolidated entities in order to determine if they are variable interest entities (“VIEs”). Based on our assessment, we identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment and any debt guaranteed by us. As of September 30, 2018, and December 31, 2017, Tier OP guaranteed 25% and 50%, respectively, of the construction loan of 208 Nueces Street, LLC, as discussed below in “Guarantees.” At September 30, 2018, our VIEs have total assets of approximately $119.7 million and total liabilities of approximately $65.1 million. At December 31, 2017, our VIEs had total assets of approximately $172.3 million and total liabilities of approximately $125.1 million.

(3)
Our investments in unconsolidated entities at September 30, 2018, and December 31, 2017, include basis adjustments that total approximately $6.2 million and $9.4 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, capitalized interest and certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership and in 2017, includes combined gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million. For the three months ended September 30, 2018 and 2017, we recorded no income and approximately $0.1 million of income, respectively, for our share of equity in operations from our investments in unconsolidated entities. For the nine months ended September 30, 2018 and 2017, we recorded income of approximately $0.3 million and approximately $6.4 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

Guarantees

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of September 30, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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
As of September 30, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million is our maximum exposure related to the payment guarantee. As of September 30, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $55.0 million, of which we estimate approximately $13.8 million is our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of September 30, 2018, in the event we become legally obligated to perform under the payment guarantee, the collateral in 208 Nueces Street, LLC should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
7.          Notes Payable, net

Our notes payable, net were approximately $731.1 million as of September 30, 2018. Approximately $141.1 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $211.2 million as of September 30, 2018. As of September 30, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $66.0 million. As of September 30, 2018, the stated annual interest rates on our outstanding debt, ranged from approximately 3.16% to 5.65%. As of September 30, 2018, the effective weighted average interest rate for our debt is approximately 3.79%.

Our loan agreements generally require us to comply with certain reporting and financial covenants. As of September 30, 2018, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt has maturity dates that range from August 2021 to January 2025. The following table provides information regarding the timing of principal payments of our notes payable, net, as of September 30, 2018 (in thousands):

Principal payments due in:
October 2018 - December 2018	$501
2019	1,589
2020	1,670
2021	72,402
2022	291,000
Thereafter	366,000
Less: unamortized debt issuance costs (1)	(2,029)
Notes payable, net	$731,133
________________

(1)
Excludes approximately $3.0 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of September 30, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans and $16.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $304.6 million under the facility as a whole. As of September 30, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.48%.

Troubled Debt Restructuring

In August 2018, ownership of Fifth Third Center, located in Columbus, Ohio, was conveyed to the associated lender pursuant to a foreclosure. This transaction was accounted for as a full settlement of the outstanding debt and related interest. As a result, we recognized a gain on troubled debt restructuring of approximately $31.0 million, or approximately $0.60 and $0.59 per common share on a basic and diluted income per share basis, respectively, for the three months ended September 30, 2018, and approximately $0.63 and $0.62 per common share on a basic and diluted income per share basis, respectively, for the nine months ended September 30, 2018.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of September 30, 2018, and December 31, 2017 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
September 30, 2018
Derivative financial instruments:
Assets	$15,268	$—	$15,268	$—

December 31, 2017
Derivative financial instruments:
Assets	$5,045	$—	$5,045	$—

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

During the nine months ended September 30, 2018, we recorded an impairment loss of approximately $3.4 million related to the disposition of Fifth Third Center. We had approximately $5.3 million in impairment losses during the year ended December 31, 2017, for a property assessed for impairment due to a change in management’s estimate of the intended hold period.

The following table summarizes the assets that were measured at fair value and impaired during the nine months ended September 30, 2018, and the year ended December 31, 2017 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the nine months ended September 30, 2018
Real estate	$28,000	$—	$28,000	$—	$(3,418)

for the year ended December 31, 2017
Real estate	$69,353	$—	$69,353	$—	$(5,250)

Financial Instruments not Reported at Fair Value

Financial instruments held at September 30, 2018, and December 31, 2017, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of September 30, 2018, and December 31, 2017, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$733,162	$734,205	$801,339	$805,786
Less: unamortized debt issuance costs	(2,029)		(6,801)
Notes payable, net	$731,133		$794,538

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of September 30, 2018. The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2018, but do not represent exposure to credit, interest rate, or market risks.

Type/Description	Notional Value	Index	Strike Rate	Effective Date	Maturity Date
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.6775%	12/31/14	10/31/19
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.6935%	04/30/15	10/31/19
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	1.7615%	06/30/15	05/31/22
Interest rate swap - cash flow hedge	$150,000	one-month LIBOR	1.7695%	06/30/15	05/31/22
Interest rate swap - cash flow hedge	$62,500	one-month LIBOR	2.8220%	10/31/19	12/31/24
Interest rate swap - cash flow hedge	$62,500	one-month LIBOR	2.8230%	10/31/19	12/31/24
Interest rate swap - cash flow hedge	$125,000	one-month LIBOR	2.8220%	10/31/19	12/31/24

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” on our condensed consolidated balance sheets, as of September 30, 2018, and December 31, 2017 (in thousands):

Derivatives Designated as Hedging Instruments:	Derivative Assets
	September 30, 2018	December 31, 2017

Interest rate swaps	$15,268	$5,045

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate swaps	$2,801	$531	$10,223	$1,299

	Loss (gain) reclassified from OCI into income
	Three Months Ended		Nine Months Ended
Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense (1)	$(483)	$664	$(583)	$2,863
______________

(1)
Changes in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the condensed consolidated statements of changes in equity and offset dollar for dollar.

	Total interest expense presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of cash flow hedges are recorded

	Three Months Ended		Nine Months Ended
Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$7,141	$8,406	$23,619	$25,421

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, we estimate that approximately $4.6 million will be reclassified as a decrease to interest expense.

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

10.          Commitments and Contingencies

As of September 30, 2018, we had commitments of approximately $20.2 million for future building improvements, tenant improvements, and leasing commissions.

We have employment agreements with our five named executive officers.  The term of each employment agreement ends on August 3, 2021, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of September 30, 2018, we would have recognized approximately $13.1 million in related compensation expense.

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

The following is a summary of the number of outstanding RSUs held by our independent directors as of September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	19,672	$17.03	39,255	$16.45
Issued	12,910	$23.24	19,672	$17.03
Converted	(19,672)	$17.03	(39,255)	$16.45
Outstanding at the end of the period (1)	12,910	$23.24	19,672	$17.03
_____________

(1)	As of September 30, 2018, none of the RSUs held by our independent directors are vested.

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

The following is a summary of the number of outstanding RSUs held by our employees as of September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	208,620	$16.59	111,063	$15.26
Issued	129,188	$17.24	97,557	$18.10
Outstanding at the end of the period	337,808	$16.84	208,620	$16.59

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

The following is a summary of the number of shares of restricted stock outstanding as of September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	180,791	$20.47	246,805	$20.74
Issued	125,558	$17.24	121,860	$17.88
Forfeitures	(4,914)	$17.10	(20,089)	$17.53
Restrictions lapsed	(41,062)	$26.23	(57,553)	$25.64
Outstanding at the end of the period	260,373	$18.07	291,023	$18.79

For the three months ended September 30, 2018 and 2017, we recognized a total of approximately $1.2 million and $1.1 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. For the nine months ended September 30, 2018 and 2017, we recognized a total of approximately $3.4 million and $3.0 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of September 30, 2018, the total remaining compensation cost on unvested awards was approximately $4.7 million, with a weighted average remaining contractual life of approximately 1.1 years.

ATM Programs
On May 10, 2017, we established an at-the-market equity offering program (the “May 2017 ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million in amounts and at times as we determine from time to time. On August 8, 2018, we established an additional ATM program (the “August 2018 ATM Program” and, together with the May 2017 ATM Program, the “ATM Programs”) pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $125.0 million, in amounts and at times as we determine from time to time.

The following table provides certain details of sales under our ATM Programs (dollars in thousands):

	Number of Shares Issued	Gross Proceeds	Commissions	Issuance Costs	Net Proceeds
May 2017 ATM Program
Second Quarter 2018	901,300	$21,302	$(266)	$(165)	$20,871
Third Quarter 2018	3,299,596	77,932	(975)	(351)	76,606
Total May 2017 ATM Program (1)	4,200,896	99,234	(1,241)	(516)	97,477

August 2018 ATM Program
Third Quarter 2018	1,616,499	37,988	(475)	(65)	37,448

Total ATM Programs	5,817,395	$137,222	$(1,716)	$(581)	$134,925
____________

(1)	Subsequent to September 30, 2018, we issued 130,172 shares of common stock under the May 2017 ATM Program, for proceeds of approximately $3.1 million, net of approximately $0.1 million of commissions.
We have no obligation to sell any of such shares under our ATM Programs. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility.
12.    Revenue

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended September 30, 2018 and 2017, was approximately $0.4 million and $2.3 million, respectively.  The total net increase to rental revenue due to straight-line rent adjustments for the nine months ended September 30, 2018 and 2017, was approximately $1.7 million and $6.1 million, respectively. When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended September 30, 2018 and 2017, was approximately $0.4 million and $0.4 million, respectively. The total net increase to rental revenue due to this deferred rent for the nine months ended September 30, 2018 and 2017, was approximately $1.2 million and $1.4 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended September 30, 2018 and 2017, was approximately $1.5 million and $1.1 million, respectively. The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the nine months ended September 30, 2018 and 2017, was approximately $4.5 million and $2.9 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the three months ended September 30, 2018 and 2017, we recognized lease termination fees of approximately $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, we recognized lease termination fees of approximately $1.0 million and $0.5 million, respectively.

Included in our rental revenue is parking income of approximately $2.4 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.9 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively, which represents revenue from contracts with customers. We had no significant development fee income for the three or nine months ended September 30, 2018. We had development fee income of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Accounts receivables from contracts with customers were approximately $0.8 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.

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
The following table reflects the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net income (loss) attributable to common stockholders	$22,645	$(8,041)	$22,758	$94,161
Less: net income allocated to participating securities	(112)	—	—	(568)
Numerator for basic net income (loss) per share	$22,533	$(8,041)	$22,758	$93,593
Add: undistributed net income allocated to participating securities	65	—	—	410
Less: undistributed net income re-allocated to participating securities	(64)	—	—	(406)
Numerator for diluted net income (loss) per share (1)	$22,534	$(8,041)	$22,758	$93,597

Denominator:
Weighted average common shares outstanding - basic	51,900	47,550	49,092	47,532
Effect of dilutive securities	717	—	858	424
Weighted average common shares outstanding - diluted	52,617	47,550	49,950	47,956

Basic net income (loss) per common share	$0.43	$(0.17)	$0.46	$1.97
Diluted net income (loss) per common share	$0.43	$(0.17)	$0.46	$1.95

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	13	753	15	27
_______________

(1)	In periods where there is no undistributed net income to allocate to participating securities, the treasury stock method is used to calculate dilutive securities.

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Interest paid, net of amounts capitalized	$22,956	$18,727
Income taxes paid	$759	$404

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$17,412	$14,539
Liabilities assumed through the purchase of real estate	$7,028	$3,267
Escrow deposits applied to purchase of real estate	$21,350	$14,000
Escrow deposit applied to purchase of real estate from noncontrolling interest	$150	$—
Transfer of real estate and lease intangibles through cancellation of debt	$28,000	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$13,804
Acquisition of controlling interest in unconsolidated entity	$927	$9,770
Accrued insurance receivable for property damages	$—	$15,000

Non-cash financing activities:
Mortgage notes assumed (1)	$89,733	$146,000
Cancellation of debt through transfer of real estate	$48,177	$—
Unrealized gain on interest rate derivatives	$10,223	$1,299
 _________________

(1)
The approximately $89.7 million mortgage notes assumed during the nine months ended September 30, 2018, includes approximately $44.9 million of debt assumed when we acquired the remaining 50.00% interest in our Domain 8 property, and approximately $44.9 million of debt associated with our previously held 50.00% unconsolidated interest in the Domain 8 property. Domain 8 was consolidated during the nine months ended September 30, 2018. The approximately $146.0 million mortgage notes assumed during the nine months ended September 30, 2017, includes approximately $66.0 million of debt assumed when we acquired Legacy Union One, approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during the nine months ended September 30, 2017.

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
Overview
As of September 30, 2018, we owned interests in 18 operating office properties with approximately 6.7 million rentable square feet and three development properties that will consist of approximately 989,000 rentable square feet. Our operating properties are located in six markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

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

2018 Key Objectives
During 2018, our intention has been to grow in a prudent manner that reinforces our fundamental strategy of owning and operating best-in-class office properties within TIER1 submarkets in our seven target growth markets. Provided accommodative market conditions persist, we expect development to comprise a significant portion of our investment activity over the next several years.

Our business strategy for 2018 has included the following four objectives: (1) optimize value in select investments and redeploy capital to create additional value; (2) expand our active development pipeline; (3) extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth; and (4) reduce leverage and extend our weighted average debt maturity date. There can be no assurance regarding our achievement of any of our objectives.

Optimize value in select investments and redeploy capital to create additional value

We continue to seek to sell remaining properties located outside of our target growth markets and divest of select non-core properties in our target markets as we determine that capital can be more efficiently allocated for long-term value creation. In certain instances, we may reallocate capital between target growth markets to balance relative market concentration. In the first nine months of 2018, we exited the Baltimore, Maryland, market with the sale of 500 East Pratt and the Columbus, Ohio, market with the disposition of Fifth Third Center. Additionally, we sold Centreport Office Center, located in Fort Worth, Texas, and Loop Central located in Houston, Texas. These sales generated approximately $145.7 million in gross proceeds to us. We redeployed these proceeds when we acquired a 96.5% initial economic interest in Domain Point, located in Austin, Texas, for a contract purchase price of $73.8 million (at 100%) and when we acquired the remaining 50% interest in the entity that owns Domain 8, also located in Austin, Texas, for a contract purchase price of $92.8 million, which included the assumption of approximately $44.9 million in mortgage debt.

Expand our active development pipeline

Development is an important component of our strategy in 2018; however, we remain disciplined as we continue our build-to-core development program. In May 2018, we commenced the development of Domain 12. Domain 12 will contain approximately 320,000 rentable square feet and is 100% pre-leased. In October 2018, we commenced the development of Domain 10. Domain 10 will contain approximately 300,000 rentable square feet. Domain 10 and Domain 12 are located in Austin, Texas, adjacent to our other Domain properties.

Extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth

As of September 30, 2018, the weighted average in-place lease term for our portfolio was 5.3 years. Through our recent and active development projects, we intend to extend our weighted average in-place lease term, which we believe provides protection from market and industry concentration as well as drives cash flow growth from both superior yields and lower recurring capital expenditures. Additionally, we will continue to seek to increase occupancy in our Houston portfolio, which was 79.4% occupied as of September 30, 2018, as compared to 93.7% for the balance of our portfolio.
The following table sets forth information regarding our leasing activity for the three and nine months ended September 30, 2018:

Three months ended September 30, 2018	Renewal	Expansion	New	Total
Square feet leased	26,000	19,000	75,000	120,000
Weighted average lease term (in years)	7.3	5.7	9.9	8.7
Increase (decrease) in weighted average net rental rates per square foot per year (1)	$(0.05)	$4.24	$1.33	$1.50
% increase in weighted average net rental rates per square foot per year	—%	17%	6%	7%
Leasing cost per square foot per year (2)	$2.85	$8.69	$11.73	$9.79

Nine months ended September 30, 2018
Square feet leased	130,000	43,000	109,000	282,000
Weighted average lease term (in years)	6.6	5.5	9.2	7.4
Increase in weighted average net rental rates per square foot per year (1)	$3.01	$4.79	$2.20	$3.00
% increase in weighted average net rental rates per square foot per year	14%	21%	11%	14%
Leasing cost per square foot per year (2)	$2.76	$4.77	$9.70	$6.45
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

Reduce leverage and extend weighted average debt maturity date

We continue to manage our balance sheet with a goal of reducing our leverage over the intermediate term. We anticipate further reducing our leverage by increasing our revenue through mark-to-market of in-place leases, delivery of our development properties, and occupancy gains. In early 2018, we amended our credit facility to extend the maturity dates and add key new members to our lending group. During 2018, we have reduced our consolidated debt balance from approximately $801.3 million to approximately $733.2 million as of September 30, 2018, and we have reduced our leverage primarily through the use of approximately $138.0 million of net proceeds from equity raised under our ATM Programs in 2018. As of September 30, 2018, we have no debt maturing until 2021.
Results of Operations
The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold, disposed, and acquired (or newly consolidated) in 2018 and 2017 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared and excludes properties held for sale.
Three months ended September 30, 2018, as compared to the three months ended September 30, 2017
Rental Revenue.  Rental revenue for the three months ended September 30, 2018, was approximately $54.8 million as compared to approximately $50.9 million for the three months ended September 30, 2017, a $3.9 million increase. Our non-same store properties had a decrease of approximately $0.6 million in rental revenue primarily due to a decrease of approximately $6.7 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $6.1 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $4.5 million, primarily as a result of approximately $4.4 million due to increases in average occupancy and rental rates, increased rental revenue of approximately $1.3 million due to fewer free rent concessions, an increase of approximately $0.7 million of business interruption insurance proceeds related to rent abatements previously provided to tenants at our Eldridge Properties as a result of Hurricane

Harvey, and increased parking income of approximately $0.3 million. These increases in rental revenue from our same store properties were partially offset by a decrease in straight-line rent revenue of approximately $2.4 million.
Property Operating Expenses. Property operating expenses for the three months ended September 30, 2018, were approximately $13.3 million as compared to approximately $13.2 million for the three months ended September 30, 2017, a $0.1 million increase. Our non-same store properties had a decrease of approximately $1.4 million primarily due to a decrease of approximately $2.4 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $1.1 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $1.5 million, primarily due to higher repairs and maintenance, security, and utilities expenses.
Interest Expense.  Interest expense for the three months ended September 30, 2018, was approximately $7.1 million as compared to approximately $8.4 million for the three months ended September 30, 2017, and was comprised of interest expense and amortization of deferred financing fees. The $1.3 million decrease was primarily due to capitalized interest, which reduced our interest expense by approximately $1.0 million, decreased amortization of deferred financing fees of approximately $0.5 million, and decreased default interest of approximately $0.2 million. These decreases were partially offset by increased average outstanding borrowings and increased interest rates, which increased our interest expense by approximately $0.4 million.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2018, were approximately $9.2 million as compared to approximately $8.4 million for the three months ended September 30, 2017, a $0.8 million increase. Our non-same store properties had an increase of approximately $0.6 million primarily due to an increase of approximately $1.1 million from acquired and newly consolidated properties, which was partially offset by a decrease of approximately $0.6 million from the sale (or held for sale classification) of properties. Our same store properties had an increase of approximately $0.2 million primarily due to higher estimated assessed values in certain markets in 2018.

Asset Impairment Losses. We had approximately $3.4 million in asset impairment losses for the three months ended September 30, 2018, related to the disposition of our Fifth Third Center property. We had no asset impairment losses for the three months ended September 30, 2017.

General and Administrative.  General and administrative expenses for the three months ended September 30, 2018, were approximately $5.1 million as compared to approximately $5.2 million for the three months ended September 30, 2017, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $0.1 million decrease is primarily due to lower legal expenses, partially offset by increased payroll costs.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2018, was approximately $24.8 million as compared to approximately $23.8 million for the three months ended September 30, 2017, a $1.0 million increase. Our non-same store properties had an increase of approximately $0.5 million due to an increase of approximately $3.4 million from acquired and newly consolidated properties, partially offset by a decrease of approximately $2.9 million from the sale (or held for sale classification) of properties. Our same store properties had an increase of approximately $0.5 million primarily due to accelerated depreciation and amortization expense of approximately $0.3 million as a result of an early lease termination.
Gain on Troubled Debt Restructuring. We had approximately $31.0 million in gain on troubled debt restructuring for the three months ended September 30, 2018, related to the foreclosure of Fifth Third Center. We had no gain on troubled debt restructuring for the three months ended September 30, 2017.
Nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017
Rental Revenue.  Rental revenue for the nine months ended September 30, 2018, was approximately $163.0 million as compared to approximately $161.8 million for the nine months ended September 30, 2017, a $1.2 million increase. Our non-same store properties had a decrease of approximately $4.1 million in rental revenue primarily due to a decrease of approximately $23.9 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $19.4 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $5.3 million, primarily as a result of an increase in rental rates of approximately $6.8 million, decreased free rent concessions resulting in increased rental revenue of approximately $2.4 million, and an increase in parking and lease termination fee income of approximately $1.8 million. These increases in rental revenue from our same store properties were partially offset by a decrease in straight-line rent revenue of approximately $4.8 million and a decrease in average occupancy resulting in a decrease of approximately $1.4 million.
Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2018, were approximately $38.8 million as compared to approximately $41.8 million for the nine months ended September 30, 2017, a $3.0 million decrease. Our non-same store properties had a decrease of approximately $5.2 million primarily due to a decrease of approximately $7.6 million from the sale (or held for sale classification) of properties, partially offset by an increase of approximately $2.5 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $2.2 million, primarily due to higher repairs and maintenance, security, and bad debt expenses.
Interest Expense.  Interest expense for the nine months ended September 30, 2018, was approximately $23.6 million as compared to approximately $25.4 million for the nine months ended September 30, 2017, and was comprised of interest expense and amortization of deferred financing fees. The $1.8 million decrease was primarily due to increased capitalized interest that reduced our interest expense by approximately $2.1 million, decreased amortization of deferred financing fees of approximately $1.4 million, and decreased default interest of approximately $0.2 million, partially offset by increased average outstanding borrowings and increased interest rates, which increased our interest expense by approximately $1.9 million.
Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2018, were approximately $27.1 million as compared to approximately $25.8 million for the nine months ended September 30, 2017. The $1.3 million increase was primarily related to our non-same store properties due to an increase of approximately $3.7 million from acquired and newly consolidated properties, partially offset by a decrease of $2.6 million from the sale (or held for sale classification) of properties.

Asset Impairment Losses. We had approximately $3.4 million in asset impairment losses for the nine months ended September 30, 2018, related to the disposition of our Fifth Third Center property. We had no asset impairment losses for the nine months ended September 30, 2017.

General and Administrative.  General and administrative expenses for the nine months ended September 30, 2018, were approximately $16.0 million as compared to approximately $16.5 million for the nine months ended September 30, 2017, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses.  The $0.5 million decrease is primarily due to lower transfer agent, legal, and investor relations costs.
Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2018, was approximately $76.6 million as compared to approximately $71.0 million for the nine months ended September 30, 2017, a $5.6 million increase. Our non-same store properties had an increase of approximately $2.0 million primarily due to an increase of approximately $11.4 million from acquired and newly consolidated properties, partially offset by a decrease of approximately $9.4 million from the sale (or held for sale classification) of properties. Our same store properties had an increase of approximately $3.6 million primarily due to accelerated depreciation and amortization expense of approximately $1.8 million as a result of plans to renovate lobby space at our Eldridge properties and approximately $0.9 million from an early lease termination. The remaining approximately $0.9 million of increased expense is primarily due to the addition of real estate assets.

Interest and Other Income. Interest and other income was approximately $0.6 million for the nine months ended September 30, 2018, as compared to approximately $1.3 million for the nine months ended September 30, 2017. The $0.7 million decrease is primarily due to lower development fee income in 2018 as Third + Shoal, an unconsolidated development property, nears completion.

Loss on Early Extinguishment of Debt. We had an approximately $9.0 million loss on early extinguishment of debt for the nine months ended September 30, 2018, related to the write-off of unamortized deferred financing fees and financing fees paid to lenders in connection with our amended credit facility. We had an approximately $0.5 million loss on early extinguishment of debt for the nine months ended September 30, 2017, primarily comprised of prepayment costs and the write-off of unamortized deferred financing fees related to early payoffs of debt.

Gain on Troubled Debt Restructuring. We had approximately $31.0 million in gain on troubled debt restructuring for the nine months ended September 30, 2018, related to the foreclosure of Fifth Third Center. We had no gain on troubled debt restructuring for the nine months ended September 30, 2017.

Equity in Operations of Investments. Equity in operations of investments for the nine months ended September 30, 2018, was approximately $0.3 million as compared to approximately $6.4 million for the nine months ended September 30, 2017, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $6.1 million decrease was primarily due to 2017 gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by earnings of Domain 8, which was fully operational in 2018. Domain 8 was consolidated when we purchased the remaining interest in March 2018.
Gain on Sale of Assets. We had approximately $11.9 million in gain on sale of assets for the nine months ended September 30, 2018, primarily related to our sales of 500 East Pratt, Centreport Office Center, and Loop Central. We had approximately

$92.0 million in gain on sale of assets for the nine months ended September 30, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $11.1 million in gain on remeasurement of investment in unconsolidated entities for the nine months ended September 30, 2018, as a result of obtaining a controlling interest in Domain 8 and remeasuring our previously held equity interest at fair value. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the nine months ended September 30, 2017, as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value.
Cash Flow Analysis
Nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017
Cash provided by operating activities was approximately $41.9 million for the nine months ended September 30, 2018. Cash provided by operating activities for the nine months ended September 30, 2017, was approximately $42.5 million. We had (1) approximately $7.8 million less cash received primarily due to the results of our real estate property operations, which included approximately $9.0 million of operating distributions from the sales of our investments in unconsolidated entities in 2017, net of interest expense, and general and administrative expenses; partially offset by (2) a decrease in cash paid for lease commissions and other lease intangibles of approximately $3.0 million; and (3) the timing of receipt of revenues and payment of expenses, which resulted in approximately $4.2 million less net cash outflows from working capital assets and liabilities in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
Cash used in investing activities for the nine months ended September 30, 2018, was approximately $42.4 million and was primarily comprised of purchases of real estate of approximately $99.2 million, monies used to fund capital expenditures for existing real estate and real estate under development (including our investment in unconsolidated entities and net of insurance proceeds for capital expenditures) of approximately $82.6 million, and escrow deposits for anticipated real estate purchases of approximately $3.4 million, partially offset by proceeds from the sale of assets of approximately $141.1 million and return of investments of approximately $1.7 million. Cash provided by investing activities for the nine months ended September 30, 2017, was approximately $186.6 million and was primarily comprised of proceeds from the sales of assets of approximately $330.0 million and return of investments of approximately $23.4 million primarily due to proceeds received from a loan that was refinanced, partially offset by purchases of real estate of approximately $93.0 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $45.6 million, investments in unconsolidated entities of approximately $19.2 million related to development activities at an unconsolidated property, and escrow deposits for anticipated real estate purchases of approximately $9.0 million.
Cash used in financing activities for the nine months ended September 30, 2018, was approximately $6.5 million and was primarily comprised of payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $116.7 million and distributions of approximately $26.9 million, partially offset by approximately$134.9 million of issuance of common stock under the ATM Programs, net of associated costs, and $2.5 million of contributions from noncontrolling interests. Cash used in financing activities for the nine months ended September 30, 2017, was approximately $227.2 million and was primarily comprised of payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $192.8 million and distributions of approximately $34.4 million.
Funds from Operations (“FFO”)

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient for evaluating operating performance.  FFO is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts (“Nareit”), which is net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated entities that resulted from measurable decreases in the fair value of the depreciable real estate held by the unconsolidated entity), plus depreciation and amortization of real estate assets, and after related adjustments for unconsolidated entities and noncontrolling interests.  The determination of whether impairment charges have been incurred is based partly on anticipated operating performance and hold periods.  Estimated undiscounted cash flows from a property, derived from estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges for depreciable real estate are excluded from net income (loss)

in the calculation of FFO as described above, impairments reflect a decline in the value of the applicable property that we may not recover.

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

The following section presents our calculations of FFO (as defined by Nareit) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three and nine months ended September 30, 2018 and 2017, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items.

The table below is presented in thousands, except per share amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss)	$22,567	$(8,051)	$22,531	$94,211
Noncontrolling interests	78	10	227	(50)
Net income (loss) attributable to common stockholders	22,645	(8,041)	22,758	94,161
Adjustments:
Real estate depreciation and amortization from consolidated properties	24,770	23,653	76,281	70,641
Real estate depreciation and amortization from unconsolidated properties	—	289	391	986
Real estate depreciation and amortization - noncontrolling interests	(544)	—	(1,759)	—
Impairment of depreciable real estate	3,418	—	3,418	—
Gain on sale of depreciable real estate	—	—	(11,924)	(98,725)
Gain on remeasurement of investment in unconsolidated entities	—	—	(11,090)	(14,168)
Noncontrolling interests	389	(16)	1,296	23
FFO attributable to common stockholders	50,678	15,885	79,371	52,918

Adjustments:
Severance charges	—	—	127	451
Interest rate hedge ineffectiveness expense (1)	—	8	—	9
Loss on early extinguishment of debt	—	—	8,988	545
Gain on troubled debt restructuring	(31,006)	—	(31,006)	—
Default interest (2)	388	616	1,599	1,827
Noncontrolling interests	10	(1)	6	(2)
FFO attributable to common stockholders, excluding certain items	$20,070	$16,508	$59,085	$55,748
Weighted average common shares outstanding - basic	51,900	47,550	49,092	47,532
Weighted average common shares outstanding - diluted	52,617	48,160	49,950	47,956
Net income (loss) per common share - diluted	$0.43	$(0.17)	$0.46	$1.95
FFO per common share - diluted	$0.96	$0.33	$1.59	$1.10
FFO, excluding certain items, per common share - diluted	$0.38	$0.34	$1.18	$1.16
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

(2)
We had a non-recourse loan in default that subjected us to incur default interest at a rate that was 500 basis points higher than the stated interest rate. The ownership of the property was conveyed to the associated lender in August 2018.

We provided rent abatements through the second quarter of 2018 to tenants as a result of Hurricane Harvey. During the three months ended September 30, 2017, we provided rent abatements of approximately $1.9 million. During the nine months ended September 30, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $1.9 million, respectively. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017. These rent abatements were offset by business interruption insurance proceeds received (net of estimated saved expenses) of approximately $0.7 million and $4.4 million, respectively, for the three and nine months ended September 30, 2018. We received no business interruption proceeds in the three and nine months ended September 30, 2017. We anticipate we will receive additional business interruption insurance proceeds in subsequent quarters.

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
The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands). The same store properties for these comparisons consist of 16 operating properties and 5.9 million square feet for the three-month comparison and 14 operating properties and 5.4 million square feet for the nine-month comparison. Legacy Union One was acquired in June 2017, and is included in the three-month comparison periods presented below. Our Domain 8 property is reflected as unconsolidated and at the prior year ownership percentage of 50% for the three-month comparison periods presented below. Domain 8 became operational in the third quarter of 2017, and we acquired full ownership on March 30, 2018. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as consolidated and at 100% ownership in all periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Same Store Revenue:
Rental revenue	$46,592	$42,113	$128,281	$122,945
Less: Lease termination fees	(276)	(177)	(986)	(207)
	46,316	41,936	127,295	122,738

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	11,103	9,568	31,320	29,046
Real estate taxes	7,856	7,684	21,680	21,697
Property management fees	25	25	76	66
Property expenses	18,984	17,277	53,076	50,809
Same Store NOI - consolidated properties	27,332	24,659	74,219	71,929
Same Store NOI - unconsolidated properties (at ownership %)	1,272	728	—	—
Same Store NOI	$28,604	$25,387	$74,219	$71,929

Increase in Same Store NOI	12.7%		3.2%

Same Store NOI	$27,332	$24,659	$74,219	$71,929
Less:
Straight-line rent revenue adjustment	288	(2,085)	222	(4,528)
Above- and below-market rent amortization	(1,052)	(1,156)	(2,859)	(2,922)
Same Store Cash NOI - consolidated properties	26,568	21,418	71,582	64,479
Same Store Cash NOI - unconsolidated properties (at ownership %)	840	(283)	—	—
Same Store Cash NOI	$27,408	$21,135	$71,582	$64,479

Increase in Same Store Cash NOI	29.7%		11.0%

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$22,567	$(8,051)	$22,531	$94,211
Adjustments:
Interest expense	7,141	8,406	23,619	25,421
Asset impairment losses	3,418	—	3,418	—
Tenant improvement demolition costs	36	127	170	242
General and administrative	5,128	5,157	16,008	16,490
Depreciation and amortization	24,834	23,785	76,584	70,966
Interest and other income	(49)	(170)	(644)	(1,271)
Loss on early extinguishment of debt	—	—	8,988	545
Gain on troubled debt restructuring	(31,006)	—	(31,006)	—
Provision for income taxes	228	202	637	297
Equity in operations of investments	—	(67)	(287)	(6,367)
Gain on sale of assets	—	—	(11,924)	(92,012)
Gain on remeasurement of investment in unconsolidated entities	—	—	(11,090)	(14,168)
Net operating income of non-same store properties	(4,689)	(4,553)	(21,799)	(22,218)
Lease termination fees	(276)	(177)	(986)	(207)
Same Store NOI of unconsolidated properties (at ownership %)	1,272	728	—	—
Same Store NOI	28,604	25,387	74,219	71,929
Straight-line rent revenue adjustment	288	(2,085)	222	(4,528)
Above- and below-market rent amortization	(1,052)	(1,156)	(2,859)	(2,922)
Cash NOI adjustments for unconsolidated properties (at ownership %)	(432)	(1,011)	—	—
Same Store Cash NOI	$27,408	$21,135	$71,582	$64,479

We provided rent abatements through the second quarter of 2018 to tenants as a result of Hurricane Harvey. During the three months ended September 30, 2017, we provided rent abatements of approximately $1.9 million. During the nine months ended September 30, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $1.9 million, respectively. These abatements were a reduction to “rental revenue” on our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017. These rent abatements were offset by business interruption insurance proceeds received (net of estimated saved expenses) of approximately $0.7 million and $4.4 million, respectively, for the three and nine months ended September 30, 2018. We received no business interruption proceeds in the three and nine months ended September 30, 2017. We anticipate we will receive additional business interruption insurance proceeds in subsequent quarters. The timing difference of rent abatements provided and business interruption insurance proceeds received for the Eldridge Properties was a significant driver to the increase in Same Store NOI and Same Store Cash NOI. Excluding the Eldridge Properties, the increase in Same Store NOI would have been approximately 3.0% and 2.4% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, and the increase in Same Store Cash NOI would have been approximately 18.1% and 11.7% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 26.
Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of approximately $5.2 million and restricted cash of approximately $10.2 million.  We also have a credit facility with a borrowing capacity of $900.0 million (as described in more detail below). As of September 30, 2018, we had approximately $591.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $304.6 million under the credit facility as a whole.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. As of September 30, 2018, none of our debt, including our share of debt at our unconsolidated properties, matures before August 2021.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $731.1 million as of September 30, 2018. Approximately $141.1 million of these notes payable, net were secured by real estate assets with a carrying value of approximately $211.2 million as of September 30, 2018. As of September 30, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $66.0 million. As of September 30, 2018, the stated annual interest rates on our outstanding debt ranged from approximately 3.16% to 5.65%. As of September 30, 2018, the effective weighted average interest rate for our outstanding debt is approximately 3.79%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of September 30, 2018, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt has maturity dates that range from August 2021 to January 2025.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of September 30, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans and $16.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $304.6 million under the facility as a whole. As of September 30, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.48%.

Troubled Debt Restructuring

     In August 2018, ownership of Fifth Third Center, located in Columbus, Ohio, was conveyed to the associated lender pursuant to a foreclosure. This transaction was accounted for as a full settlement of the outstanding debt and related interest. As a result, we recognized a gain on troubled debt restructuring of approximately $31.0 million, or approximately $0.60 and $0.59 per common share on a basic and diluted income per share basis, respectively, for the three months ended September 30, 2018, and approximately $0.63 and $0.62 per common share on a basic and diluted income per share basis, respectively, for the nine months ended September 30, 2018.

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

On August 3, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the third quarter of 2018. The distribution was paid on September 28, 2018, to stockholders of record on September 14, 2018. On November 2, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the fourth quarter of 2018. The distribution will be paid on December 27, 2018, to stockholders of record on December 14, 2018. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

ATM Programs
On May 10, 2017, we established an at-the-market equity offering program (the “May 2017 ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million in amounts and at times as we determine from time to time. On August 8, 2018, we established an additional ATM program (the “August 2018 ATM Program” and, together with the May 2017 ATM Program, the “ATM Programs”) pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $125.0 million, in amounts and at times as we determine from time to time. The following table provides certain details of sales under our ATM Programs (dollars in thousands):

	Number of Shares Issued	Gross Proceeds	Commissions	Issuance Costs	Net Proceeds
May 2017 ATM Program
Second Quarter 2018	901,300	$21,302	$(266)	$(165)	$20,871
Third Quarter 2018	3,299,596	77,932	(975)	(351)	76,606
Total May 2017 ATM Program (1)	4,200,896	99,234	(1,241)	(516)	97,477

August 2018 ATM Program
Third Quarter 2018	1,616,499	37,988	(475)	(65)	37,448

Total ATM Programs	5,817,395	$137,222	$(1,716)	$(581)	$134,925
____________

(1)	Subsequent to September 30, 2018, we issued 130,172 shares of common stock under the May 2017 ATM Program, for proceeds of approximately $3.1 million, net of approximately $0.1 million of commissions.
We have no obligation to sell any of such shares under our ATM Programs. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of our common stock, our determinations of the appropriate sources of funding for the Company, and potential uses of funding available to us. We intend to use the net proceeds from the offering of such shares, if any, for general corporate purposes, which may include future acquisitions, development, and repayment of indebtedness, including borrowings under our credit facility.
Hurricane Harvey
In August 2017, our Eldridge Properties experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational.
We provided rent abatements through the second quarter of 2018 of approximately $11.7 million to tenants at the Eldridge Properties as a result of Hurricane Harvey. Based on management’s estimates, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets in the third quarter of 2017, and we have incurred approximately $11.8 million of restoration expenses from August 2017 through September 2018.
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
Off-Balance Sheet Arrangements
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of September 30, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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
As of September 30, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million is our maximum exposure related to the payment guarantee. As of September 30, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $55.0 million, of which we estimate approximately $13.8 million is our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of September 30, 2018, in the event we become legally obligated to perform under the payment guarantee, the collateral in 208 Nueces Street, LLC should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of September 30, 2018, we had approximately $591.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase or decrease in interest rates on our variable rate debt outstanding as of September 30, 2018, would result in a net increase or decrease in total annual interest incurred of approximately $0.7 million. A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $22.3 million as of September 30, 2018. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $23.6 million as of September 30, 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.2
Fifth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.3
Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.4
Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.5
Eighth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification (filed herewith)
32.1*	Section 1350 Certifications (furnished herewith)
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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

TIER REIT, INC.
Dated: November 5, 2018	By:	/s/ Hannah Q. Wrenn
Hannah Q. Wrenn
Chief Accounting Officer
(Principal Accounting Officer)