Form 10-K
period 2018-12-31
TIER REIT INC
filed 2019-02-11
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
 ☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.2 billion, computed by reference to the closing price of our common stock on the New York Stock Exchange of $23.78 per share.

As of February 1, 2019, the registrant had 53,985,216 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement, relating to its 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Registrant intends to file such Definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year.

TIER REIT, Inc.
FORM 10-K
Year Ended December 31, 2018

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to acquire or sell certain properties, our intentions with respect to development activity, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” "will," “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “would,” “could,” “should,” “objectives,” “strategies,” “opportunities,” “goals,” “position,” “future,” “vision,” “mission,” “strive,” “project,” "begin," "potential" and variations of these words and similar expressions are intended to identify forward-looking statements.

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

As of December 31, 2018, we owned interests in 19 operating office properties, and two development properties located in five markets throughout the United States.  Our corporate offices are located at 5950 Sherry Lane, Suite 700, Dallas, Texas 75225, and our telephone number is (972) 483-2400.

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

Business Strategy

Our strategy is straightforward. Our vision is to be the premier owner and operator of best-in-class office properties in select submarkets within high-growth metropolitan areas that offer a walkable experience to various amenities. We focus on vibrant cities with local GDP and population growth above the national average and amenity-rich submarkets (“TIER1 submarkets”) that appeal to dynamic corporate users and highly educated, in-demand employees. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders, although there can be no assurance of any such appreciation or growth.

Our investment efforts are concentrated on our seven target growth markets of Austin, Dallas, Houston, Charlotte, Nashville, Atlanta, and Denver.

2019 Key Objectives

Looking forward, we intend to grow in a prudent manner that reinforces our fundamental strategy of owning and operating best-in-class office properties within TIER1 submarkets in our seven target growth markets. Provided accommodative market conditions persist, we expect development to comprise a significant portion of our investment activity over the next several years.

As we move into 2019, our business strategy for the upcoming year includes the following four objectives: (1) generate proceeds from planned dispositions; (2) invest in strategic acquisitions; (3) replenish our pre-development pipeline; and (4) commence construction of additional development projects. There can be no assurance regarding our achievement of any of our objectives.

Generate proceeds from planned dispositions

We expect to generate proceeds from planned dispositions as we determine that capital can be more efficiently allocated to create additional value through our build-to-core development program.

Invest in strategic acquisitions

We continue to target strategic acquisitions, which would allow us to further enhance our portfolio, increase our influence and concentration within TIER1 submarkets, and begin to rebalance our portfolio across our target growth markets.

Replenish our pre-development pipeline

We will seek to add new projects to our pre-development pipeline by purchasing or controlling new development sites through acquisitions, options, or joint ventures. Controlling key land parcels will provide additional development opportunities as we begin to rebalance our portfolio across our target growth markets.

Commence construction of additional development projects

Development is an important component of our strategy, and provided accommodative market conditions persist, we will continue the prudent execution of our build-to-core development program. With appropriate risk mitigation, the development of additional properties could increase our real estate holdings and deliver cash flow growth as we begin to rebalance our portfolio across our target growth markets.

Competition

We are subject to significant competition in seeking tenants for our properties.  The competition for creditworthy tenants is intense, and we have been required to provide rent concessions, incur charges for tenant improvements, and provide other inducements at a high level.  Without these inducements, we may not be able to continue to lease vacant space timely, or at all, which would adversely impact our results of operations.  We also compete with sellers of similar properties when we sell properties, which may result in our receiving lower proceeds from the sale, or which may result in our not being able to sell such properties due to the lack of an acceptable investment return.  Further, we may compete with other buyers and developers who are interested in properties we may acquire or develop. Some of our competitors, including larger REITs, have greater financial resources than we do and generally may be able to accept more risk. They also may enjoy competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. These factors may result in an increase in the amount that we would need to pay for such properties or may result in us ultimately not being able to acquire or develop such properties.

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

Employees

As of December 31, 2018, we had 92 employees.

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

SUPPLEMENTAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

        This summary supplements and updates the discussion contained under the caption “Material United States Federal Income Tax Considerations” in (i) the prospectus within our Registration Statement on Form S-3 filed with the SEC on August 24, 2016 (the “Prospectus”), (ii) the prospectus supplement that supplements the Prospectus filed with the SEC on May 10, 2017 (the “May 2017 Prospectus Supplement”), and (iii) the prospectus supplement that supplements the Prospectus filed with the SEC on November 5, 2018 (the “November 2018 Prospectus Supplement”), and should be read in conjunction therewith and is subject to qualifications set forth therein.

Tax Cuts and Jobs Act

On December 22, 2017, H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”), was signed into law. The provisions of the TCJA generally apply to taxable years beginning after December 31, 2017. Significant provisions of the TCJA that investors should be aware of include provisions that:

•	lower the corporate income tax rate to 21% and lower Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) withholding on certain capital gain dividends to 21%;

•	provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs for taxable years beginning before January 1, 2026;

•	apply certain new limitations on net operating losses, which limitations may affect net operating losses generated by us or our taxable REIT subsidiaries;

•	expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased;

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

Consolidated Appropriations Act, 2018

            On March 23, 2018, the Consolidated Appropriations Act, 2018 (the “CAA”) was enacted, which amended various provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and implicates certain tax-related disclosures contained in the Prospectus, the May 2017 Prospectus Supplement, and the November 2018 Prospectus Supplement. As a result, the discussion on pages 44 to 45 of the Prospectus, the May 2017 Prospectus Supplement, and the November 2018 Prospectus Supplement in the third and fourth paragraphs under “Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock-U.S. Taxation of Non-U.S. Stockholders-Dispositions of Stock” is replaced with the following paragraphs:

            To the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a United States Real Property Interest (“USRPI”). Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a USRPI. For these purposes, a qualified shareholder is generally a Non-U.S. Holder that (i)(A) is eligible for treaty benefits under a comprehensive income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder's stock (where “applicable percentage” generally means the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

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

Finally, the CAA clarified that, for purposes of determining whether a REIT is a “domestically controlled qualified investment entity” under FIRPTA, the presumption that generally a person holding less than 5% of a REIT's class of stock that is regularly traded on an established securities market in the United States for five years has been, and will be, treated as a U.S. person applies for testing periods ending on or after December 18, 2015 (e.g., if a testing period ended on June 1, 2018, then the presumption applies for the entire five-year period starting on June 1, 2013).

FACTA Withholding

On December 13, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations to eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the Prospectus, the May 2017 Prospectus Supplement, and the November 2018 Prospectus Supplement. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions). As a result, the discussion under “Material United States Federal Income Tax Considerations - Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock - Taxation of Non-U.S. Stockholders - FATCA Withholding on Certain Foreign Accounts and Entities” on page 45 of the Prospectus, the May 2017 Prospectus Supplement, and the November 2018 Prospectus Supplement is replaced with the following:
The Foreign Account Tax Compliance Act, or FATCA, imposes withholding taxes on dividends made to “foreign financial institutions” and certain other non-U.S. entities unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. If the payee is a foreign financial institution, it must enter into an agreement with the United States Treasury requiring, among other things, that it undertakes to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to account holders whose actions prevent them from complying with these reporting and other requirements. Investors in jurisdictions that have entered into “intergovernmental agreements” may, in lieu of the foregoing requirements, be required to report such information to their home jurisdictions. Prospective investors should consult their tax advisors regarding this legislation.
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

U.S. and international financial markets have been highly variable. The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards, and interest rates have been increasing, leading to widening credit spreads, all of which may lead to a slowdown in the U.S. economy as a whole, or impact real estate investments in some of the following ways:

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. The U.S. Federal Reserve has recently been raising interest rates. Rising interest rates increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business. For example, it is difficult to predict future legislation, regulation, and actions under the current presidential administration.

Economic conditions may adversely affect our income, and we could be subject to risks associated with acquiring real estate assets.

U.S. and international financial markets have been highly variable. The effects of financial market volatility may persist, which could impact the availability of credit and overall economic activity as a whole.

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

We may, from time to time, develop and construct new properties or redevelop existing properties. In doing so, we will be subject to the risks and uncertainties associated with construction and development including the environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications, and timetables. We may be unable to obtain all necessary permits and approvals, including with respect to zoning, land-use, occupancy and building, on a timely basis or at all or such permits and approvals may only be obtained subject to stringent conditions that could result in increased costs or require us to abandon all or part of our development activities on a project. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. We may expend significant time and money on projects that are never completed, our construction costs, including labor and materials, may be higher than estimated, and we may be unable to obtain financing on favorable terms or at all. In addition, we are subject to normal lease-up risks relating to newly constructed projects or re-developed projects, and occupancy and rental rates at a newly-completed property may not meet our expectations. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer. We may also invest in unimproved real property. Returns from development of unimproved properties also are subject to additional risks and uncertainties such as those associated with rezoning.

Leases representing approximately 9% of the rentable area within our operating office properties are scheduled to expire in 2019. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2018, leases representing approximately 9% of the rentable area within our operating office properties were scheduled to expire in 2019. We may be unable to extend or renew any of the expiring leases, or we may be able to re-lease these spaces only at rental rates equal to or below the expiring rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to increase cash flow will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, and we are uncertain of the sources of, and may be unable to obtain funding for, all of our future capital needs.

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

One of our balance sheet strategies is to sell or otherwise dispose of certain properties. We believe it makes economic sense to do so in today’s market in certain instances, such as when we believe there is strong investment interest in a market, when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when we believe we have limited or no equity in a property that secures debt with a near-term maturity, when we do have equity in a property but the projected returns do not justify further investment, or when we believe the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. However, certain market conditions generally, and property-specific issues such as vacancies and lease terminations, could negatively affect the value of our investment properties and therefore reduce our ability to sell or otherwise dispose of these properties on acceptable terms or at all. In addition, the “prohibited transaction” rules (discussed below) may limit our ability to sell properties without adversely affecting returns to our stockholders. Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly, particularly when coupled with a debt assumption. Furthermore, properties that we have owned for a significant period of time may have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required, under provisions of the Code, applicable to REITs, to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors limit our ability to effectuate this particular balance sheet strategy.

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

As of December 31, 2018, we had total outstanding notes payable, net, of approximately $714.8 million, excluding debt of our unconsolidated entities. As a result of our indebtedness, we are required to use a material portion of our cash flow to pay principal and interest on our debt, which limits the cash flow available for other purposes. In addition, we may not generate sufficient cash flow after debt service to, among other things, fund capital expenditures and pay distributions. Our level of debt and the limitations imposed on us by our debt agreements, including our credit facility agreement, could have significant adverse consequences to us, regardless of our ability to refinance or extend our debt, including:

•	limiting our ability to borrow additional amounts for, among other things, working capital, capital expenditures, debt service requirements, execution of our business plan, or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business or to pay distributions;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability to fund capital expenditures, tenant improvements, and leasing commissions;

•	increasing our exposure to floating interest rates; and

•	limiting our ability or increasing the costs to refinance our indebtedness.

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

In addition to general, regional, and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. Properties located in Austin, Dallas, and Houston, Texas, generated approximately 79.0% of our rental revenue for the year ended December 31, 2018. For properties located in Austin, Dallas, and Houston, Texas, leases scheduled to expire in 2019 and 2020 represent approximately 7.7% and 9.2%, respectively, of our total occupied square feet as of December 31, 2018. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect our property revenue, and hence, net operating income.

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

We continually monitor events and changes in circumstances that could indicate that the carrying value of our real estate related assets may not be recoverable. When indicators of potential impairment are present which indicate that the carrying value of our real estate related assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the estimated future undiscounted cash flows expected to be generated over the life of the asset including its eventual disposition. In the event that the carrying value exceeds the estimated future undiscounted cash flows, we adjust the real estate related assets to fair value and recognize an impairment charge.

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

In appropriate circumstances, we intend to acquire, develop, and recapitalize properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have joint ventures, both consolidated and unconsolidated, within our financial statements. Our participation in joint ventures is subject to the risks that:

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

Although we attempt to ensure that all of our properties are adequately insured to cover casualty losses, there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge, or mezzanine loans. We cannot be certain that this coverage will continue to be available, or available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. We may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for any losses we may suffer. In addition, other than any capital reserve we may establish, we will have limited sources of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that those reserves will be sufficient.

Should one of our insurance carriers become insolvent, we would be adversely affected.

We carry several different lines of insurance placed with several large insurance carriers. If any one of our large insurance carriers were to become insolvent, any outstanding claims would be at risk for collection. Further, in such an event, we would be forced to replace the existing insurance coverage with another suitable carrier, possibly at unfavorable or less favorable rates or terms.

Future terrorist attacks, military conflicts, and global unrest could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity.

Terrorist attacks, ongoing and future military conflicts, and the continued global unrest may affect commodity prices and interest rates, among other things. Additional increases in interest rates may increase our cost of borrowing, leading to a reduction in our earnings. An increase in the price of oil will also cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.

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

Certain of our properties are located in geographical areas, such as Texas, that are regularly impacted by extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes, and fires. Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties. Further, several of these properties are located near the coast and are exposed to more severe weather than our properties located inland. Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical, and other systems, and cause mold issues over time. As a result, we may incur operating costs and expenditures for capital improvements at these properties in excess of those normally anticipated.
We have an ongoing insurance claim for flood-related damage as a result of Hurricane Harvey and its aftermath, and the impact of such claim could adversely impact our financial condition and results of operations.
During the third quarter of 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”) experienced flood-related loss, damage, and destruction as a result of Hurricane Harvey and its aftermath. We carry comprehensive, all-risk property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. However, insurance payments to us may be delayed, which could have a material adverse impact on our results prior to our receipt of such payments. Even though we sold the Eldridge Properties in January 2019, our insurance claim related to this event is comprehensive and ongoing and may be supplemented even after the sale of the properties, including for the loss in value attributable to the storm. Our results of operations may be adversely impacted to the extent that our insurance coverage does not cover all of the losses that we expect or in connection with litigation relating to the property damage or insurance claims arising out of Hurricane Harvey and its aftermath.
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

We face risks associated with security breaches through cyber-attacks, cyber-intrusions, or otherwise, as well as significant disruptions of our IT networks and related systems, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses and other malicious codes, attachments to e-mails, spoofed emails, phishing, social engineering, hacking, denial of service attacks, wire transfer fraud, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including our tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. They also may be critical to the operations of certain of our tenants. Although we have and will continue to implement measures to maintain the security and integrity of these types of networks and related systems, to provide employee training with respect to security breach threats, and to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we are not aware that we have experienced any significant cyber-attacks or cyber-intrusions, we may not be able to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

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

We have obtained, and continue to incur interest on interest-only mortgage indebtedness. As of December 31, 2018, approximately $641.0 million of our outstanding debt requires interest-only payments. During the interest-only period the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan, and the principal balance of the mortgage loan is not being reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period we will be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at maturity. These required monthly or balloon principal payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will otherwise reduce the funds available for other purposes, including funding capital expenditures or any future distributions to our stockholders.

Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2018, we had approximately $575.0 million of debt that bears interest at a variable rate. Approximately $525.0 million of this variable rate debt has been effectively fixed through the use of interest rate swaps. Thus, we are potentially exposed to increases in costs in a rising interest rate environment. Increased payments will reduce the funds available for other purposes including funding capital expenditures or distributions to our stockholders. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may result in losses, or not permit us to realize the return on the investments we would have otherwise realized.

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

Our shares of common stock were listed on the NYSE in July 2015. Listing on the NYSE does not ensure that an active market can be sustained for our common stock. It is possible that the daily trading volumes for our common stock may be relatively small compared to other publicly traded securities. Accordingly, no assurance can be given as to (1) the likelihood that an active market for the stock can be sustained, (2) the liquidity of any such market, (3) the ability of our stockholders to sell their common stock or (4) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares will trade.

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

Our board of directors determines our major policies, including those regarding investment and business policies and strategies, financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders. In addition, there is no assurance that we will be able to successfully implement our investment or business strategies, including our strategies and objectives for 2019.

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

Alternatively, if we dispose of property through a TRS, then such a sale may not be treated as a prohibited transaction. However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor or circumstances where it may not be clear whether the TRS or the REIT would be treated as the seller for U.S. federal income tax purposes. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor requirements if, based on our own internal analysis, the opinion of counsel, and/or the opinion of other tax advisors, we determine that it is unlikely that the disposition would be subject to the 100% penalty tax. In cases where a property disposition is not effected (or is not treated as being effected) through a TRS, the IRS might successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the net proceeds from such sale will be available for investment by us or distribution to our stockholders. Moreover, we may then owe additional state income taxes.

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

We may face risks in connection with Section 1031 Exchanges.

We may engage in one or more real estate transactions intended to qualify for federal income tax deferral as a “like-kind exchange” under Section 1031 of the Code. If a transaction that is intended to qualify for deferral under Section 1031 is later determined to have been taxable, we may face adverse consequences. Additionally, if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

Legislative or regulatory action could adversely affect stockholders.

The tax laws are complex and are subject to change at any time as a result of legislative, judicial or administrative actions, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. On December 22, 2017, the TCJA was signed into law, which makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The individual and collective effects of these provisions of the TCJA on REITs and their stockholders are uncertain and may not become evident for some period of time. Prospective investors are encouraged to consult with their tax advisors regarding the implications of the TCJA on their investment in our shares.

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

Item 1B.                 Unresolved Staff Comments.

None.
Item 2.                    Properties.

General

As of December 31, 2018, we owned interests in 19 operating office properties, and two development properties located in five markets throughout the United States.  As of December 31, 2018, our operating office properties are approximately 90.3% occupied.  In the aggregate, our operating office properties represent approximately 7.0 million rentable square feet.  The average effective rent per square foot for the operating office properties is approximately $30.92 per square foot.  Average effective rent per square foot represents 12 times the sum of (1) the monthly contractual amounts for base rent and (2) the pro rata 2018 budgeted operating expense reimbursements, each as of December 31, 2018, related to leases in place as of December 31, 2018, as reduced for free rent and excluding any scheduled future rent increases, divided by the total square footage under commenced leases as of December 31, 2018.

As of December 31, 2018, all of our properties were consolidated with and into the accounts of our operating partnership, except for one property which is accounted for using the equity method.  As of December 31, 2018, two of our consolidated properties are encumbered by property debt.

The following information applies to all of our operating office properties:

•	we believe, although there can be no assurance that, all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	we have no current commitments for any material renovations, improvements, or development of our properties, except in accordance with planned budgets or anticipated insurance proceeds;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the buildings, improvements, and related assets.

The following table presents certain additional information about our properties as of December 31, 2018:

Property Name	Location	Date Acquired/Completed	Approximate Rentable Square Footage (in thousands)	Approximate % Occupied	Our Ownership Interest	Ownership Type

Operating office properties
Terrace Office Park	Austin, TX	06/2006	619	92.2%	100.00%	fee title
Third + Shoal (1)	Austin, TX	11/2018	353	99.6%	47.50%	joint venture
Domain 2	Austin, TX	07/2015	115	100.0%	100.00%	fee title
Domain 3	Austin, TX	07/2015	179	100.0%	100.00%	fee title
Domain 4	Austin, TX	07/2015	153	100.0%	100.00%	fee title
Domain 7	Austin, TX	07/2015	222	100.0%	100.00%	fee title
Domain 8	Austin, TX	07/2017	291	100.0%	100.00%	fee title
Domain 11	Austin, TX	12/2018	324	97.5%	100.00%	fee title
Domain Point	Austin, TX	01/2018	240	93.1%	90.00%	joint venture
5950 Sherry Lane	Dallas, TX	12/2014	197	93.9%	100.00%	fee title
Burnett Plaza	Ft. Worth, TX	02/2006	1,025	85.0%	100.00%	fee title
Legacy Union One	Plano, TX	06/2017	319	100.0%	100.00%	fee title
One BriarLake Plaza	Houston, TX	09/2008	502	89.2%	100.00%	fee title
Two BriarLake Plaza	Houston, TX	09/2014	333	77.5%	100.00%	fee title
One & Two Eldridge Place (2)	Houston, TX	12/2006	519	70.3%	100.00%	fee title
Three Eldridge Place (2)	Houston, TX	11/2009	305	71.1%	100.00%	fee title
Bank of America Plaza	Charlotte, NC	10/2006	891	95.6%	100.00%	fee title
Woodcrest Corporate Center	Cherry Hill, NJ	01/2006	333	99.1%	100.00%	fee title
111 Woodcrest	Cherry Hill, NJ	11/2007	53	84.9%	100.00%	fee title
Total operating office properties			6,973

Development properties				Approximate % Leased
Domain 10	Austin, TX		300	48.3%	100.00%	fee title
Domain 12	Austin, TX		320	100.0%	100.00%	fee title
________________
(1)    This property is accounted for under the equity method as of December 31, 2018.

(2)
These properties were sold in January 2019. These properties were not classified as held for sale as of December 31, 2018, because they did not meet the accounting criteria established for such classification.

Lease Expirations

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our operating office properties as of December 31, 2018 (square footage and dollar amounts are in thousands):

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring	Annualized Expiring Rent (2)	Percentage of Rentable Square Feet Expiring	Percentage of Annualized Expiring Rent

2019	38	596	$21,854	9%	9%
2020	30	832	$29,323	12%	12%
2021	47	672	$22,357	10%	9%
2022	26	345	$14,990	5%	6%
2023	35	601	$23,803	9%	10%
2024	18	506	$20,874	7%	8%
2025	18	217	$10,665	3%	4%
2026	13	793	$30,030	12%	12%
2027	3	502	$23,486	7%	10%
2028	9	275	$10,043	4%	4%
__________________________

(1)	Leases with an expiration on the last day of the year are considered leased at the last day of the year (i.e., expiring on the first day of the following year).

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
Item 4.                    Mine Safety Disclosures.
     None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “TIER.” As of February 1, 2019, we had 53,985,216 shares of common stock outstanding, including 128,403 shares of restricted stock for which restrictions have not yet lapsed, held by a total of approximately 11,000 stockholders of record. The number of holders of record does not include individuals or entities that beneficially own shares that are held of record by a broker or clearing agency.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders annually.  Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter through January 2017. Beginning in the first quarter of 2017, distributions declared for each quarter are paid in the same quarter. We have paid all or a portion of these distributions from cash provided by operating activities, cash on hand, borrowings, and proceeds from the sales of assets. Of the amounts distributed by us in 2018, 78.84% represented ordinary income and 21.16% represented a return of capital. Of the amounts distributed by us in 2017, 100% represented ordinary income. Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our forthcoming cash needs and our financial condition, and there is no assurance that distributions will continue or at any particular rate or timing. Further, we are subject to certain restrictions pursuant to covenants in connection with our outstanding indebtedness, which may affect our distribution policies and our ability to pay distributions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders - 2015 Equity Incentive Plan (3)	88,497	N/A	1,377,534
Equity compensation plans approved by security holders - 2005 Equity Incentive Plan (4)	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	88,497	N/A	1,377,534
__________________

(1)
Includes restricted stock units issued to independent directors and a target number of restricted stock units granted to employees under our long-term incentive program, which are subject to vesting based on our total stockholder return on an absolute basis during a measurement period.

(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

(3)	Excludes 128,403 shares of restricted stock with restrictions that lapse from December 2019 to December 2020.

(4)	Excludes 25,165 shares of restricted stock with restrictions that lapse in January 2019.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our shares of common stock with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the shares of common stock with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 Index and (iii) the SNL U.S. REIT Equity Index as provided by SNL Financial for the period beginning July 23, 2015, (the date our shares of common stock were listed on the NYSE) and ending December 31, 2018, and assumes an investment of $100 has been made in shares of our common stock and in each index on July 23, 2015, with reinvestment of all distributions. The historical information set forth below is not necessarily indicative of future performance.

	Period Ending
Index	07/23/15	12/31/15	12/31/16	12/31/17	12/31/18
TIER REIT, Inc.	$100.00	$82.81	$102.37	$124.90	$130.60
S&P 500	$100.00	$98.20	$109.94	$133.94	$128.07
Russell 2000	$100.00	$91.87	$111.44	$127.77	$113.70
SNL U.S. REIT Equity	$100.00	$104.79	$114.10	$123.56	$117.45

Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended December 31, 2018. These purchases represent the shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 2018	—	—	not applicable	not applicable
November 2018	—	—	not applicable	not applicable
December 2018	38,746	$20.61	not applicable	not applicable

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

As of December 31	2018	2017	2016	2015	2014
Total assets	$1,617,551	$1,581,138	$1,552,540	$1,864,891	$2,203,802

Notes payable, net	$714,755	$794,538	$826,783	$1,071,571	$1,186,704
Other liabilities	125,315	109,029	105,241	115,501	228,938
Series A Convertible Preferred Stock	—	—	—	2,700	4,626
Stockholders’ equity	774,551	676,803	618,546	673,617	782,589
Noncontrolling interests (1)	2,930	768	1,970	1,502	945
Total liabilities and equity	$1,617,551	$1,581,138	$1,552,540	$1,864,891	$2,203,802

For the Year Ended December 31	2018	2017	2016	2015	2014
Rental revenue	$218,517	$216,461	$242,818	$282,365	$288,067

Gain on troubled debt restructuring	31,006	—	—	—	—
Gain on sale of assets	26,828	92,396	22,176	44,477	—
Gain on remeasurement of investment in unconsolidated entities	11,090	14,168	—	—	—

Income (loss) from continuing operations (2)	(5,329)	84,327	(29,453)	(50,953)	(74,855)
Discontinued operations (3)	—	—	—	16,790	59,327
Net income (loss)	(5,329)	84,327	(29,453)	(34,163)	(15,528)

Noncontrolling interests in continuing operations	308	(41)	36	159	132
Noncontrolling interests in discontinued operations	—	—	—	(30)	(120)
Dilution (accretion) of Series A Convertible Preferred Stock	—	—	—	1,926	(1,926)
Net income (loss) attributable to common stockholders	$(5,021)	$84,286	$(29,417)	$(32,108)	$(17,442)

Cash provided by operating activities (4)	$71,632	$60,852	$51,303	$17,008	$39,927
Cash provided by (used in) investing activities	$(24,551)	$163,979	$230,137	$200,242	$138,952
Cash used in financing activities (4)	$(32,509)	$(224,914)	$(282,007)	$(261,056)	$(219,618)

Basic net income (loss) per common share
Continuing operations	$(0.10)	$1.76	$(0.62)	$(1.00)	$(1.54)
Discontinued operations	—	—	—	0.34	1.19
Basic net income (loss) per common share	$(0.10)	$1.76	$(0.62)	$(0.66)	$(0.35)

Diluted net income (loss) per common share
Continuing operations	$(0.10)	$1.75	$(0.62)	$(1.00)	$(1.54)
Discontinued operations	—	—	—	0.34	1.19
Diluted net income (loss) per common share	$(0.10)	$1.75	$(0.62)	$(0.66)	$(0.35)

Distributions declared to common stockholders per share	$0.72	$0.72	$0.72	$0.54	$—

Number of properties (5)	19	21	30	36	37
Total rentable square feet (5)	6,973	7,736	10,435	12,381	14,304
_________________________

(1)
Noncontrolling interests reflect the proportionate interest not owned by us of certain of our real estate properties, limited partnership interests in Tier OP held by third parties, and restricted stock units issued to our independent directors.

(2)	Reflects elimination of the requirement to present gains on sales of properties outside of continuing operations based on application of the SEC Disclosure Update and Simplification.

(3)
Effective January 1, 2015, we adopted Financial Accounting Standards Board (“FASB”) guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties generally no longer qualify as discontinued operations.

(4)	Reflects our January 1, 2018, adoption of FASB guidance that reclassifies certain cash receipts and payments in the statements of cash flows.

(5)	Reflects all properties owned at the end of each year. This number includes properties held for sale and excludes properties under development.

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

Real Estate

Upon the acquisition of real estate properties accounted for as an acquisition of an asset, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities.  The acquisition date is the date on which we obtain control of the real estate property, and associated transaction costs are capitalized. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.

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

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental revenue over the determined lease term.

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

Sales of Real Estate

Upon the disposition of a property, we recognize a gain or loss at a point in time when we determine control of the underlying asset has been transferred to the buyer. Our performance obligation is generally satisfied at closing of the transaction. Any continuing involvement is analyzed as a separate performance obligation in the contract, and a portion of the sales price is allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it is recognized. There is significant judgment applied to estimate the amount of any variable consideration identified within the sales price and assess its probability of occurrence based on current market information, historical transactions, and forecasted information that is reasonably available.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions, which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2018, 2017 and 2016, we recorded non-cash impairment charges of approximately $41.6 million, $5.3 million and $9.0 million, respectively.  The impairment losses recorded were related to assets assessed for impairment due to the disposition of a property or changes in management’s estimates of the intended hold periods for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be an other-than-temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2018, 2017 or 2016.

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

Overview

As of December 31, 2018, we owned interests in 19 operating office properties totaling approximately 7.0 million rentable square feet and two development properties that will consist of approximately 620,000 rentable square feet.  As of December 31, 2017, we owned interests in 20 operating office properties totaling approximately 7.4 million rentable square feet, one non-operating property with approximately 331,000 rentable square feet, and two development properties of approximately 669,000 rentable square feet.

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
Review of 2018 Objectives
We identified four key objectives for 2018: (1) optimize value in select investments and redeploy capital to create additional value; (2) expand our active development pipeline; (3) extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth; and (4) reduce leverage and extend our weighted average debt maturity date.

Optimize value in select investments and redeploy capital to create additional value

In 2018, we sought to sell remaining properties located outside of our target growth markets and divest of select non-core properties in our target markets as we determined that capital could be more efficiently allocated for long-term value creation. In certain instances, we reallocated capital between target growth markets to balance relative market concentration. In 2018, we exited the Baltimore, Maryland, market with the sale of 500 East Pratt and the Columbus, Ohio, market with the disposition of Fifth Third Center. Additionally, we sold Centreport Office Center, located in Fort Worth, Texas, Loop Central located in Houston, Texas, and Plaza at MetroCenter located in Nashville, Tennessee. These sales generated approximately $196.9 million in gross proceeds to us. We redeployed the net proceeds when we acquired a 96.5% initial economic interest in Domain Point, located in Austin, Texas, for a contract purchase price of $73.8 million (at 100%) and when we acquired the remaining 50% interest in the entity that owns Domain 8, also located in Austin, Texas, for a contract purchase price of $92.8 million, which included the assumption of approximately $44.9 million in mortgage debt.

Expand our active development pipeline

Development was an important component of our strategy in 2018; however, we remained disciplined as we continued our build-to-core development program. In 2018, we commenced the development of Domain 10 and Domain 12. Domain 10 will contain approximately 300,000 rentable square feet and is 48.3% leased as of December 31, 2018. Domain 12 will contain approximately 320,000 rentable square feet and is 100% leased. Domain 10 and Domain 12 are located in Austin, Texas, adjacent to our other Domain properties. Domain 11 and Third + Shoal, both located in Austin, Texas, completed core construction and commenced operations in the fourth quarter of 2018, adding approximately 677,000 rentable square feet to our portfolio. Domain 11 is 97.5% leased, and Third + Shoal is 100% leased.

Extend the portfolio’s weighted average in-place lease term and increase occupancy in the Houston market to drive sustained cash flow growth

As of December 31, 2018 and 2017, the weighted average in-place lease term for our portfolio was 5.6 years. The 2018 sale of certain properties with longer in-place lease terms lowered our overall weighted average in-place lease term. This was offset by our recently completed development properties, Domain 11 and Third + Shoal, that delivered with weighted average in-place lease terms in excess of 10 years. Occupancy in our Houston portfolio was 77.6% as of December 31, 2018, as compared to 78.3% as of December 31, 2017. Although our overall occupancy in Houston was slightly lower than prior year, we signed new leases for approximately 59,000 rentable square feet at our Two BriarLake Plaza property, increasing its occupancy from 67.9% as of December 31, 2017, to 77.5% as of December 31, 2018. Occupancy for the balance of the portfolio, excluding Houston, increased to 94.4% as of December 31, 2018, as compared to 93.9% as of December 31, 2017.
The following table sets forth information regarding our leasing activity for the year ended December 31, 2018:

	Renewal	Expansion	New	Total
Square feet leased	257,000	46,000	122,000	425,000
Weighted average lease term (in years)	4.0	5.5	9.0	5.6
Increase in weighted average net rental rates per square foot per year (1)	$2.36	$4.48	$2.89	$2.77
% increase in net rental rates per square foot per year	12%	19%	14%	14%
Leasing cost per square foot per year (2)	$1.99	$4.82	$9.15	$6.02
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

Reduce leverage and extend weighted average debt maturity date

We continued to manage our balance sheet with the goal of reducing our leverage over the intermediate term. In early 2018, we amended our credit facility to extend the maturity dates and add key new members to our lending group. During 2018, we reduced our consolidated debt balance from approximately $801.3 million at December 31, 2017, to approximately $716.7 million as of December 31, 2018, and we reduced our leverage primarily through the use of approximately $137.9 million of net proceeds from equity raised under our at-the-market equity offering programs in 2018. As of December 31, 2018, we have no debt maturing until 2021.

Results of Operations

The year ended December 31, 2018, as compared to the year ended December 31, 2017

The results of operations of our consolidated properties are included in the discussion below, and include properties sold, disposed, and acquired (or newly consolidated) in 2018 and 2017 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared.

Rental Revenue.  Rental revenue for the year ended December 31, 2018, was approximately $218.5 million as compared to approximately $216.5 million for the year ended December 31, 2017, a $2.0 million increase. Our non-same store properties had a decrease of approximately $5.8 million in rental revenue primarily due to a decrease of approximately $32.1 million from the sale of properties, partially offset by an increase of approximately $25.6 million from acquired and newly consolidated properties, and approximately $0.7 million from a property that recently commenced operations. Our same store properties had an increase of approximately $7.8 million, primarily as a result of an increase in rental rates of approximately $6.7 million, business interruption insurance proceeds (net of rent abatements provided to tenants at our Eldridge Properties related to Hurricane Harvey) of approximately $4.0 million, decreased free rent and free recoveries concessions resulting in increased rental revenue of approximately $2.1 million, an increase in parking and lease termination fee income of approximately $1.4 million, and an increase of approximately $0.5 million due to lower property operating expense reimbursements to tenants. These increases in rental revenue from our same store properties were partially offset by a decrease in straight-line rent revenue of approximately $5.0 million and a decrease in average occupancy resulting in a decrease in rental revenue of approximately $2.0 million.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2018, were approximately $51.7 million as compared to approximately $55.9 million for the year ended December 31, 2017, a $4.2 million decrease. Our non-same store properties had a decrease of approximately $7.3 million primarily due to a decrease of approximately $10.9 million from the sale of properties, partially offset by an increase of approximately $3.6 million from acquired and newly consolidated properties. Our same store properties had an increase of approximately $3.1 million, primarily due to higher repairs and maintenance, security, and bad debt expenses.
Real Estate Taxes.  Real estate taxes for the year ended December 31, 2018, were approximately $35.7 million as compared to approximately $34.3 million for the year ended December 31, 2017. The $1.4 million increase was primarily related to our non-same store properties due to an increase of approximately $4.7 million from acquired and newly consolidated properties, partially offset by a decrease of $3.4 million from the sale of properties.

Interest Expense.  Interest expense for the year ended December 31, 2018, was approximately $29.4 million as compared to approximately $33.6 million for the year ended December 31, 2017, and was comprised of interest expense and amortization of deferred financing fees. The $4.2 million decrease was primarily due to increased capitalized interest that reduced our interest expense by approximately $3.0 million, decreased amortization of deferred financing fees of approximately $2.0 million, and decreased default interest of approximately $0.8 million. These decreases were partially offset by increased average outstanding borrowings and increased interest rates, which increased our interest expense by approximately $1.3 million, and an increase of approximately $0.3 million related to interest rate hedge ineffectiveness income in 2017 that we no longer record in 2018 upon adopting new accounting guidance.

Asset Impairment Losses.  We had approximately $41.6 million in asset impairment losses for the year ended December 31, 2018, related to assets assessed for impairment due to the disposition of a property and a change in management’s estimate of the intended hold periods for certain properties. We had approximately $5.3 million in asset impairment losses for the year ended December 31, 2017, related to an asset assessed for impairment due to a change in management’s estimate of the intended hold period.

General and Administrative.  General and administrative expenses for the year ended December 31, 2018, were approximately $21.8 million as compared to approximately $21.4 million for the year ended December 31, 2017, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, professional service fees, and other administrative expenses.  The $0.4 million increase is primarily due to higher payroll costs and professional services fees, partially offset by lower transfer agent and investor relations costs.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2018, was approximately $101.0 million as compared to approximately $94.8 million for the year ended December 31, 2017, a $6.2 million increase. Our non-same store properties had an increase of approximately $1.4 million primarily due to an increase of approximately $14.7 million from acquired and newly consolidated properties, partially offset by a decrease of approximately $13.3 million from the sale of properties. Our same store properties had an increase of approximately $4.8 million primarily due to accelerated depreciation and amortization expense of approximately $1.8 million as a result of plans to renovate lobby space at our Eldridge properties and approximately $1.0 million from an early lease termination. The remaining approximately $2.0 million of increased expense is primarily due to the addition of real estate assets.

Interest and Other Income. Interest and other income was approximately $0.8 million for the year ended December 31, 2018, as compared to approximately $1.4 million for the year ended December 31, 2017. The $0.6 million decrease is primarily due to lower development fee income in 2018 as Third + Shoal, an unconsolidated development property, was completed in the fourth quarter of 2018, and lower management fee income in 2018 due to the 2017 sales of unconsolidated properties.

Loss on Early Extinguishment of Debt. We had an approximately $9.0 million loss on early extinguishment of debt for the year ended December 31, 2018, related to the write-off of unamortized deferred financing fees and financing fees paid to lenders in connection with our amended credit facility. We had an approximately $0.5 million loss on early extinguishment of debt for the year ended December 31, 2017, primarily comprised of prepayment costs and the write-off of unamortized deferred financing fees related to early payoffs of debt.

Gain on Troubled Debt Restructuring. We had approximately $31.0 million in gain on troubled debt restructuring for the year ended December 31, 2018, related to the foreclosure of Fifth Third Center. We had no gain on troubled debt restructuring for the year ended December 31, 2017.

Gain on Sale of Assets.  We had approximately $26.8 million in gain on sale of assets for the year ended December 31, 2018, primarily related to our sales of 500 East Pratt, Centreport Office Center, Loop Central, and Plaza at MetroCenter. We had

approximately $92.4 million in gain on sale of assets for the year ended December 31, 2017, primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building.

Hurricane-Related Loss.  We incurred approximately $3.0 million in hurricane-related loss for the year ended December 31, 2018, related to the write-off of a portion of our outstanding insurance receivable for property damages. We had no hurricane-related loss for the year ended December 31, 2017.

Equity in Operations of Investments.  Equity in operations of investments for the year ended December 31, 2018, was approximately $0.7 million as compared to approximately $6.4 million for the year ended December 31, 2017, and was comprised of our share of the earnings and losses of unconsolidated investments.  The $5.7 million decrease was due to a 2017 gain on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million, partially offset by earnings of Third + Shoal and Domain 8, which were operational in 2018. Domain 8 was consolidated when we purchased the remaining interest in March 2018.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had approximately $11.1 million in gain on remeasurement of investment in unconsolidated entities for the year ended December 31, 2018, as a result of obtaining a controlling interest in Domain 8 and remeasuring our previously held equity interest at fair value. We had approximately $14.2 million in gain on remeasurement of investment in unconsolidated entities for the year ended December 31, 2017 as a result of obtaining a controlling interest in Domain 2 and Domain 7 and remeasuring our previously held equity interest at fair value.

The year ended December 31, 2017, as compared to the year ended December 31, 2016

The results of operations of our consolidated properties are included in the discussion below, and include properties sold, disposed, and acquired (or newly consolidated) in 2017 and 2016 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared and excludes properties held for sale.

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
Real Estate Taxes.  Real estate taxes for the year ended December 31, 2017, were approximately $34.3 million as compared to approximately $36.3 million for the year ended December 31, 2016, a $2.0 million decrease. Our non-same store properties had a decrease of approximately $1.3 million primarily due to a decrease of approximately $5.3 million from the sale of properties, partially offset by an increase of approximately $4.0 million from acquired and newly consolidated properties. Our same store properties had a decrease of approximately $0.7 million primarily due to increased tax refunds received in 2017.

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

Asset Impairment Losses.  We had approximately $5.3 million in asset impairment losses for the year ended December 31, 2017, as compared to approximately $9.0 million for the year ended December 31, 2016. These impairment losses were related to assets assessed for impairment primarily due to changes in management’s estimate of the intended hold periods.

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

Gain on Sale of Assets.  We had approximately $92.4 million in gain on sale of assets for the year ended December 31, 2017 primarily related to our sales of Buena Vista Plaza, Eisenhower I, Three Parkway, the Louisville Portfolio, and the sale of substantially all of our investment in the Wanamaker Building. We had approximately $22.2 million in gain on sale of assets for the year ended December 31, 2016, primarily related to our sales of Lawson Commons, FOUR40, and the Hurstbourne Business Center.

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

Cash Flow Analysis

The year ended December 31, 2018, as compared to the year ended December 31, 2017

Cash provided by operating activities was approximately $71.6 million for the year ended December 31, 2018, as compared to approximately $60.9 million for the year ended December 31, 2017.  The $10.7 million increase is primarily attributable to (1) the timing of receipt of revenues and payment of expenses which resulted in approximately $13.2 million more net cash inflows from working capital assets and liabilities in 2018 as compared to 2017; (2) a decrease in cash paid for lease commissions and other lease intangibles of approximately $2.6 million; partially offset by (3) approximately $5.1 million less cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses.

Cash used in investing activities for the year ended December 31, 2018, was approximately $24.6 million and was primarily comprised of purchases of real estate of approximately $100.5 million, monies used to fund capital expenditures for existing real estate and real estate under development (including our investment in unconsolidated entities and net of insurance proceeds for capital expenditures) of approximately $111.6 million, and escrow deposits for anticipated real estate purchases of approximately $3.0 million, partially offset by proceeds from the sale of assets of approximately $188.8 million and return of investments of approximately $1.7 million. During the year ended December 31, 2017, cash provided by investing activities was approximately $164.0 million and was primarily comprised of proceeds from the sale of assets of approximately $328.5 million and return of investments of approximately $25.8 million primarily due to proceeds received from a loan that was refinanced, partially offset by purchases of real estate of approximately $93.0 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $64.2 million, investments in unconsolidated entities of approximately $19.7 million related to development activities at an unconsolidated property, and escrow deposits for anticipated real estate purchases of approximately $13.4 million.

Cash used in financing activities for the year ended December 31, 2018, was approximately $32.5 million and was primarily comprised of payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $133.2 million and distributions of approximately $36.6 million, partially offset by approximately $134.9 million of issuance of common stock under our at-the-market equity offering programs, net of associated costs and transfers of common stock, and $2.5 million of contributions from noncontrolling interests. During the year ended December 31, 2017, cash used in financing activities was approximately $224.9 million and was primarily comprised of payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $181.2 million and distributions of approximately $43.1 million, including an additional distribution payment in 2017 as compared to 2016, as we transitioned our distribution payment schedule to pay distributions in the same quarter they were declared starting in January 2017.

The year ended December 31, 2017, as compared to the year ended December 31, 2016

Cash provided by operating activities was approximately $60.9 million for the year ended December 31, 2017, as compared to cash used by operating activities approximately $51.3 million for the year ended December 31, 2016.  The $9.6 million increase is primarily attributable to (1) approximately $16.2 million more cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; partially offset by (2) an increase in cash paid for lease commissions and other lease intangibles of approximately $4.9 million; and (3) the timing of receipt of revenues and payment of expenses which resulted in approximately $1.8 million more net cash outflows from working capital assets and liabilities in 2017 as compared to 2016.

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

Cash used in financing activities for the year ended December 31, 2017, was approximately $224.9 million and was primarily comprised of payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $181.2 million, and distributions of approximately $43.1 million, including an additional distribution payment in 2017 as compared to 2016, as we transitioned our distribution payment schedule to pay distributions in the same quarter they were declared starting in January 2017. During the year ended December 31, 2016, cash used in financing activities was approximately $282.0 million and was primarily comprised of payments on notes payable and financing costs, net of proceeds from notes payable of approximately $247.2 million and distributions of approximately $34.4 million.

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

The following section presents our calculations of FFO (as defined by Nareit) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the years ended December 31, 2018, 2017 and 2016, (in thousands, except per share amounts):

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(5,329)	$84,327	$(29,453)
Noncontrolling interests	308	(41)	36
Net income (loss) attributable to common stockholders	(5,021)	84,286	(29,417)
Adjustments:
Real estate depreciation and amortization from consolidated properties	100,671	94,296	111,122
Real estate depreciation and amortization from unconsolidated properties	747	1,377	8,258
Real estate depreciation and amortization - noncontrolling interests	(2,722)	—	(6)
Impairment of depreciable real estate assets	41,564	5,250	8,977
Gain on sale of depreciable real estate	(26,828)	(99,109)	(22,236)
Gain on remeasurement of investment in unconsolidated entities	(11,090)	(14,168)	—
Taxes associated with sale of depreciable real estate	—	—	(88)
Noncontrolling interests	2,105	6	(78)
FFO attributable to common stockholders	99,426	71,938	76,532

Adjustments:
Severance charges	127	451	1,025
Interest rate hedge ineffectiveness income (1)	—	(253)	(572)
Loss on early extinguishment of debt	8,988	545	—
Gain on troubled debt restructuring	(31,006)	—	—
Hurricane-related loss	3,000	—	—
Default interest (2)	1,599	2,443	2,468
Noncontrolling interests	5	(2)	(2)
FFO attributable to common stockholders, excluding certain items	$82,139	$75,122	$79,451

Weighted average common shares outstanding - basic	50,234	47,538	47,406
Weighted average common shares outstanding - diluted (3)	51,125	47,883	47,819
Net income (loss) per common share - diluted (3)	$(0.10)	$1.75	$(0.62)
FFO per common share - diluted	$1.94	$1.50	$1.60
FFO, excluding certain items, per common share - diluted	$1.61	$1.57	$1.66
____________

(1)
Interest rate swaps are adjusted to fair value through other comprehensive income. However, because our interest rate swaps do not have a LIBOR floor while the hedged debt is subject to a LIBOR floor, the portion of the change in fair value of our interest rate swaps attributable to this mismatch is reclassified to interest rate hedge ineffectiveness income. We adopted new accounting guidance on January 1, 2018, that eliminates the requirement to separately measure and report hedge ineffectiveness income.

(2)
We had a non-recourse loan in default that subjected us to incur default interest at a rate that was 500 basis points higher than the stated interest rate. The ownership of the property was conveyed to the associated lender in August 2018.

(3)    There are no dilutive securities for purposes of calculating net loss per common share.

We provided rent abatements and concessions to tenants through the second quarter of 2018 as a result of Hurricane Harvey. For the years ended December 31, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $7.0 million, respectively. These abatements were a reduction to “rental revenue” on our consolidated statements of operations and comprehensive income (loss). The rent abatements and concessions provided were offset by business interruption and other insurance proceeds recognized (net of a deductible and estimated saved expenses) of approximately $7.9 million and $6.2 million, for the years ended December 31, 2018 and 2017, respectively.
For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 35.

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

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2018 and 2017 (in thousands). As of December 31, 2018, we owned interests in 19 operating office properties totaling approximately 7.0 million square feet. The same store properties for the comparisons below consist of 14 operating properties and approximately 5.4 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as consolidated and at 100% ownership in both periods.

	For the Year Ended December 31,
	2018	2017
Same Store Revenue:
Rental revenue	$173,979	$166,129
Less:
Lease termination fees	(1,121)	(461)
	172,858	165,668

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	42,673	39,537
Real estate taxes	28,629	28,876
Property management fees	101	91
Property Expenses	71,403	68,504
Same Store NOI	$101,455	$97,164

Increase in Same Store NOI	4.4%

Same Store NOI	$101,455	$97,164
Less:
Straight-line rent revenue adjustment	(158)	(5,149)
Above- and below-market rent amortization	(3,817)	(3,883)
Same Store Cash NOI	$97,480	$88,132

Increase in Same Store Cash NOI	10.6%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$(5,329)	$84,327
Adjustments:
Interest expense	29,371	33,576
Asset impairment losses	41,564	5,250
Tenant improvement demolition costs	195	267
General and administrative	21,785	21,446
Depreciation and amortization	101,036	94,754
Interest and other income	(784)	(1,359)
Loss on early extinguishment of debt	8,988	545
Gain on troubled debt restructuring	(31,006)	—
Gain on sale of assets	(26,828)	(92,396)
Hurricane-related loss	3,000	—
Provision for income taxes	834	468
Equity in operations of investments	(718)	(6,399)
Gain on remeasurement of investment in unconsolidated entities	(11,090)	(14,168)
Net operating income of non-same store properties	(28,442)	(28,686)
Lease termination fees	(1,121)	(461)
Same Store NOI	101,455	97,164
Straight-line rent revenue adjustment	(158)	(5,149)
Above- and below-market rent amortization	(3,817)	(3,883)
Same Store Cash NOI	$97,480	$88,132

We provided rent abatements and concessions to tenants through the second quarter of 2018 as a result of Hurricane Harvey. For the years ended December 31, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $7.0 million, respectively. These abatements were a reduction to “rental revenue” on our consolidated statements of operations and comprehensive income (loss). The rent abatements and concessions provided were offset by business interruption and other insurance proceeds recognized (net of a deductible and estimated saved expenses) of approximately $7.9 million and $6.2 million, for the years ended December 31, 2018 and 2017, respectively. The timing difference between rent abatements and concessions provided and business interruption and other insurance proceeds recognized for the Eldridge Properties was a significant driver to the increase in Same Store NOI and Same Store Cash NOI in 2018 as compared to 2017. Excluding the Eldridge Properties, the increase in Same Store NOI would have been approximately 1.7% for the year ended December 31, 2018, as compared to 2017, and the increase in Same Store Cash NOI would have been approximately 8.7% for the year ended December 31, 2018, as compared to 2017.

The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the years ended December 31, 2017 and 2016 (in thousands). As of December 31, 2017, we owned interests in 20 operating office properties totaling approximately 7.4 million square feet. The same store properties for the comparisons below consist of 17 operating properties and approximately 6.3 million square feet. Our Domain 2 and Domain 7 properties (two properties in which we acquired full ownership in January 2017) are reflected below as unconsolidated and at our 2016 ownership percentage of 49.84% in both periods.

	For the Year Ended December 31,
	2017	2016
Same Store Revenue:
Rental revenue	$170,997	$173,005
Less:
Lease termination fees	(463)	(1,504)
	170,534	171,501

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	44,872	46,375
Real estate taxes	28,463	29,154
Property management fees	91	192
Property Expenses	73,426	75,721
Same Store NOI - consolidated properties	97,108	95,780
Same Store NOI - unconsolidated properties (at ownership %)	5,394	3,605
Same Store NOI	$102,502	$99,385

Increase in Same Store NOI	3.1%

Same Store NOI - consolidated properties	$97,108	$95,780
Less:
Straight-line rent revenue adjustment	(5,558)	(5,269)
Above- and below-market rent amortization	(2,586)	(4,101)
Same Store Cash NOI - consolidated properties	88,964	86,410
Same Store Cash NOI - unconsolidated properties (at ownership %)	4,418	3,225
Same Store Cash NOI	$93,382	$89,635

Increase in Same Store Cash NOI	4.2%

Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$84,327	$(29,453)
Adjustments:
Interest expense	33,576	43,257
Asset impairment losses	5,250	8,977
Tenant improvement demolition costs	267	722
General and administrative	21,446	23,649
Depreciation and amortization	94,754	111,830
Interest and other income	(1,359)	(1,169)
Loss on early extinguishment of debt	545	—
Provision for income taxes	468	655
Equity in operations of investments	(6,399)	(2,569)
Gain on sale of assets	(92,396)	(22,176)
Gain on remeasurement of investment in unconsolidated entities	(14,168)	—
Net operating income of non-same store properties	(28,740)	(36,439)
Lease termination fees	(463)	(1,504)
Same Store NOI - unconsolidated properties (at ownership %)	5,394	3,605
Same Store NOI	102,502	99,385
Straight-line rent revenue adjustment	(5,558)	(5,269)
Above- and below-market rent amortization	(2,586)	(4,101)
Cash NOI adjustments - unconsolidated properties (at ownership %)	(976)	(380)
Same Store Cash NOI	$93,382	$89,635

From August 28, 2017 to December 31, 2017, we provided rent abatements of approximately $7.0 million to tenants as a result of Hurricane Harvey. These abatements were a reduction to “rental revenue” on our consolidated statements of operations and comprehensive income (loss). These rent abatements were offset by business interruption insurance proceeds received (net of a deductible and estimated saved expenses) of approximately $6.2 million. For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 35.
Liquidity and Capital Resources
General

As of December 31, 2018, we had cash and cash equivalents of approximately $30.7 million and restricted cash of approximately $6.1 million.  We also have a credit facility with a borrowing capacity of $900.0 million as of December 31, 2018. As of December 31, 2018, under the credit facility, we had approximately $575.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $320.6 million.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. As of December 31, 2018, none of our debt, including our share of debt at our unconsolidated properties, matures before August 2021.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $714.8 million and $794.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $50.0 million. As of December 31, 2018, the stated annual interest rates on our outstanding notes payable ranged from approximately 3.06% to 5.65%. As of December 31, 2018, the effective weighted average interest rate for our debt is approximately 3.69%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2018, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt has maturity dates that range from August 2021 to January 2025.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of December 31, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans and no borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $320.6 million under the facility as a whole. As of December 31, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.35%.

Troubled Debt Restructuring

     In August 2018, ownership of Fifth Third Center, located in Columbus, Ohio, was conveyed to the associated lender pursuant to a foreclosure. This transaction was accounted for as a full settlement of the outstanding debt and related interest. As a result, we recognized a gain on troubled debt restructuring of approximately $31.0 million, or approximately $0.62 per common share on a basic and diluted net income per share basis for the year ended December 31, 2018.

ATM Programs
On May 10, 2017, we established an at-the-market equity offering program (the “May 2017 ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million in amounts and at times as we determine from time to time. On August 8, 2018, we established an additional at-the-market equity offering program (the “August 2018 ATM Program” and, together with the May 2017 ATM Program, the “ATM Programs”) pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $125.0 million, in amounts and at times as we determine from time to time. The following table provides certain details of sales under our ATM Programs (dollars in thousands):

	Number of Shares Issued	Gross Proceeds	Commissions	Issuance Costs	Net Proceeds
May 2017 ATM Program
Second Quarter 2018	901,300	$21,302	$(266)	$(165)	$20,871
Third Quarter 2018	3,299,596	77,932	(975)	(351)	76,606
Fourth Quarter 2018	130,172	3,126	(39)	(119)	2,968
Total May 2017 ATM Program	4,331,068	102,360	(1,280)	(635)	100,445

August 2018 ATM Program
Third Quarter 2018	1,616,499	37,988	(475)	(65)	37,448

Total ATM Programs	5,947,567	$140,348	$(1,755)	$(700)	$137,893
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
Hurricane Harvey
In August 2017, the Eldridge Properties located in Houston, Texas, experienced flood-related loss, damage, and destruction as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational.
We provided rent abatements and concessions to tenants through the second quarter of 2018 as a result of Hurricane Harvey. For the years ended December 31, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $7.0 million, respectively. These abatements were a reduction to “rental revenue” on our consolidated statements of operations and comprehensive income (loss). The rent abatements and concessions provided were offset by business interruption and other insurance proceeds recognized (net of a deductible and estimated saved expenses) of approximately $7.9 million and $6.2 million, for the years ended December 31, 2018 and 2017, respectively.
We carry comprehensive, all-risk property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. Insurance payments to us may be delayed, which could have a material adverse impact on our results prior to our receipt of such payments. In addition, our results of operations may be adversely impacted to the extent that our insurance coverage does not cover all of the losses that we expect or in connection with litigation relating to the property damage or insurance claims arising out of Hurricane Harvey and its aftermath.
The Eldridge Properties were sold in January 2019. In addition to the contract sales price of $78.4 million, we expect to receive additional insurance proceeds related to the loss, damage, and destruction suffered because of Hurricane Harvey and its aftermath, including a claim for the loss in value attributable to the storm. However, the ultimate timing and amounts to be collected for the remaining claims are currently undetermined.

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

On November 2, 2018, our board of directors authorized a cash distribution of $0.18 per share of common stock for the fourth quarter of 2018, which was paid on December 27, 2018, to stockholders on record on December 14, 2018. On February 6, 2019, our board of directors authorized a cash distribution of $0.18 per share of common stock for the first quarter of 2019. The distribution will be paid on March 29, 2019, to stockholders of record on March 15, 2019. We anticipate that the board of directors will continue to consider authorizing a quarterly distribution payable from cash anticipated to be provided by operations. There is no assurance that distributions will continue or at any particular rate or timing. All or a portion of the distribution may constitute a return of capital.

Contractual Obligations

Our primary contractual obligations relate to our notes payable.  In addition, we have land that is subject to long-term ground leases, we lease surface parking lots, parking spaces, and equipment, and we have lease-related commitments.

The following table summarizes our primary contractual obligations as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Notes payable principal (1)	$716,654	$1,582	$1,670	$72,402	$275,000	$66,000	$300,000
Interest (2)	115,878	25,768	26,063	24,584	17,619	10,801	11,043
Tenant improvement commitments	12,062	12,062	—	—	—	—	—
Leasing commission commitments	910	910	—	—	—	—	—
Operating leases	4,855	1,448	1,279	995	683	450	—
Total	$850,359	$41,770	$29,012	$97,981	$293,302	$77,251	$311,043
____________

(1)	Excludes approximately $1.9 million of unamortized debt issuance costs.
(2)    Includes fixed rate interest and interest on any variable interest rate debt at rates in effect at December 31, 2018.

Off-Balance Sheet Arrangements

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of December 31, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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
As of December 31, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million to be our maximum exposure related to the payment guarantee. As of December 31, 2018, the outstanding balance of the construction loan for 208 Nueces

Street, LLC was approximately $66.3 million, of which we estimate approximately $16.6 million to be our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of December 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of 208 Nueces Street, LLC due to a triggering event, the collateral in such entity should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In February 2016, the FASB issued updated guidance that sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet.  The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants.  New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required.  In July 2018, the FASB issued updated guidance that provides lessors a practical expedient to not separate non-lease components from associated lease components when certain criteria are met. The combined component is accounted for under the revenue standard if the non-lease component is the predominant component of the combined component; otherwise, the combined component is accounted for as an operating lease in accordance with the new leasing standard. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and was initially required to be adopted using the modified retrospective approach. However, the updated guidance also provides a transition option that allows entities to apply the standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings in the period of adoption. We expect to adopt this guidance effective January 1, 2019, and elect to apply the transition option and the practical expedients provided by this standard.  We have completed our analysis of the impact of adoption, the most significant being the recognition of right-of-use assets and lease liabilities for material operating leases in which we are the lessee. We expect to recognize right-of-use assets and lease liabilities on our consolidated balance sheet upon adoption related to our ground lease and surface parking lot leases in an amount not to exceed $2.1 million. Our accounting for leases in which we are the lessor will remain substantially the same. Additionally, we believe that the amount of certain leasing costs required to be expensed upon adoption is immaterial. The adoption will, however, require more extensive disclosures related to our leases.

In June 2016, the FASB issued amended guidance that requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

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
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment and debt extinguishment costs as financing outflows impact our financial statements as these items were previously reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We adopted this guidance on January 1, 2018, and the consolidated statement of cash flows for the year ended December 31, 2017, reflects the reclassification of approximately $0.4 million of payments for debt extinguishment costs from cash provided by operating activities to cash used in financing activities.
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

In October 2018, the FASB issued amended guidance related to derivatives and hedge accounting. The guidance expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting to include the Overnight Index Swap rate based on the Secured Overnight Financing Rate. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We early adopted this guidance on December 31, 2018, and it did not have a material impact on our financial statements.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of December 31, 2018, and 2017, we had approximately $575.0 million and approximately $610.0 million, respectively, of debt that bears interest at a variable rate, with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps at both December 31, 2018 and 2017.

A 100 basis point increase or decrease in interest rates on our variable rate debt would result in a corresponding net increase or decrease in total annual interest incurred of approximately $0.5 million as of December 31, 2018. A 100 basis point increase in interest rates on our variable rate debt outstanding as of December 31, 2018, would result in a net increase in the fair value of our interest rate swaps of approximately $21.8 million. A 100 basis point decrease in interest rates on our variable rate debt outstanding as of December 31, 2018, would result in a net decrease in the fair value of our interest rate swaps of approximately $23.0 million.
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

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2018, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls, as of December 31, 2018, were effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TIER REIT, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 11, 2019, expressed an unqualified opinion on those financial statements and financial statement schedules.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 11, 2019

Item 9B.                Other Information.

Amendments to Employment Agreements

Effective February 6, 2019, the Company and Tier OP entered into a Ninth Amendment to Employment Agreement with James E. Sharp, a Seventh Amendment to Employment Agreement with each of Scott W. Fordham, William J. Reister, and Telisa Webb Schelin, and a Sixth Amendment to Employment Agreement with Dallas E. Lucas (collectively, the “Amendments”). Depending on the executive, the Amendments adjust base salary, the percentage for target annual cash incentive compensation, and/or the percentage for target annual long-term incentive compensation.

The information set forth herein with respect to the Amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendments, which are filed as Exhibits 10.19, 10.26, 10.34, 10.42, and 10.52 hereto and are incorporated into this Annual Report on Form 10-K by reference.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2018.

Item 11.                                                  Executive Compensation.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2018.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2018.

The information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2018.

Item 14.                                                  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2018.

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

3.6	Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 10-Q filed on August 8, 2011)
3.7	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on February 5, 2013)
3.8	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on June 25, 2013)
3.9	Amendment to the Second Amended and Restated Bylaws (previously filed and incorporated by reference to Form 8-K filed on April 5, 2018)
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

10.18
Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.19	Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (filed herewith)
10.20
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

10.23
Third Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.24
Fourth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.25
Fifth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.26	Sixth Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (filed herewith)
10.27
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.28
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.29
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.30
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.31
Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.32
Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.33
Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.34	Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (filed herewith)
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

10.40
Fifth Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.41
Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.42	Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (filed herewith)
10.43
Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.44
First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.45
Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.46
Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.47
Fourth Amendment to Employment Agreement, effective as of January 26, 2016, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on January 26, 2016)

10.48
Fifth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.49
Sixth Amendment to Employment Agreement, effective as of May 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-Q filed on May 10, 2017)

10.50
Seventh Amendment to Employment Agreement, effective as of February 7, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.51
Eighth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.52	Ninth Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (filed herewith)
10.53
Second Amended and Restated Credit Agreement, dated as of January 18, 2018, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; and the Financial Institutions party thereto and their assignees as Lenders (previously filed and incorporated by reference to Form 8-K filed on January 24, 2018)

10.54
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
101
The following financial information from TIER REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedules.

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

TIER REIT, Inc.

Dated:	February 11, 2019	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 11, 2019	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer and Director
(Principal Executive Officer)

February 11, 2019	/s/ James E. Sharp
James E. Sharp
Chief Financial Officer and Treasurer
(Principal Financial Officer)

February 11, 2019	/s/ Hannah Q. Wrenn
Hannah Q. Wrenn
Chief Accounting Officer
(Principal Accounting Officer)

February 11, 2019	/s/ Richard I. Gilchrist
Richard I. Gilchrist
Chairman of the Board of Directors

February 11, 2019	/s/ R. Kent Griffin, Jr.
R. Kent Griffin, Jr.
Director

February 11, 2019	/s/ Christie B. Kelly
Christie B. Kelly
Director

February 11, 2019	/s/ Dennis J. Martin
Dennis J. Martin
Director

February 11, 2019	/s/ Gregory J. Whyte
Gregory J. Whyte
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TIER REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TIER REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index as Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 11, 2019

We have served as the Company’s auditor since 2005.

TIER REIT, Inc.
Consolidated Balance Sheets
As of December 31, 2018 and 2017
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Real estate
Land	$154,422	$139,951
Land held for development	36,830	45,059
Buildings and improvements, net	1,132,428	1,061,418
Real estate under development	41,404	29,525
Total real estate	1,365,084	1,275,953
Cash and cash equivalents	30,741	13,800
Restricted cash	6,141	8,510
Accounts receivable, net	67,335	81,129
Prepaid expenses and other assets	11,376	28,112
Investments in unconsolidated entities	32,746	31,852
Deferred financing fees, net	2,756	1,387
Lease intangibles, net	101,372	87,047
Assets associated with real estate held for sale	—	53,348
Total assets	$1,617,551	$1,581,138

Liabilities and equity

Liabilities
Notes payable, net	$714,755	$794,538
Accounts payable and accrued liabilities	91,548	81,166
Acquired below-market leases, net	22,651	17,942
Other liabilities	11,116	7,567
Obligations associated with real estate held for sale	—	2,354
Total liabilities	840,070	903,567

Commitments and contingencies

Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 53,839,766 and 47,623,324 shares issued and outstanding at December 31, 2018 and 2017, respectively	5	5
Additional paid-in capital	2,749,106	2,609,540
Cumulative distributions and net loss attributable to common stockholders	(1,977,969)	(1,936,960)
Accumulated other comprehensive income	3,409	4,218
Stockholders’ equity	774,551	676,803
Noncontrolling interests	2,930	768
Total equity	777,481	677,571
Total liabilities and equity	$1,617,551	$1,581,138

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	2018	2017	2016
Rental revenue	$218,517	$216,461	$242,818
Expenses
Property operating expenses	51,674	55,921	72,603
Real estate taxes	35,682	34,264	36,297
Property management fees	338	232	917
Interest expense	29,371	33,576	43,257
Asset impairment losses	41,564	5,250	8,977
General and administrative	21,785	21,446	23,649
Depreciation and amortization	101,036	94,754	111,830
Total expenses	281,450	245,443	297,530
Interest and other income	784	1,359	1,169
Loss on early extinguishment of debt	(8,988)	(545)	—
Gain on troubled debt restructuring	31,006	—	—
Gain on sale of assets	26,828	92,396	22,176
Hurricane-related loss	(3,000)	—	—
Income (loss) before income taxes, equity in operations of investments, and gain on remeasurement of investment in unconsolidated entities	(16,303)	64,228	(31,367)
Provision for income taxes	(834)	(468)	(655)
Equity in operations of investments	718	6,399	2,569
Gain on remeasurement of investment in unconsolidated entities	11,090	14,168	—
Net income (loss)	(5,329)	84,327	(29,453)
Noncontrolling interests	308	(41)	36
Net income (loss) attributable to common stockholders	$(5,021)	$84,286	$(29,417)

Weighted average common shares outstanding - basic	50,233,663	47,537,758	47,405,564
Weighted average common shares outstanding - diluted	50,233,663	47,882,642	47,405,564

Basic net income (loss) per common share	$(0.10)	$1.76	$(0.62)
Diluted net income (loss) per common share	$(0.10)	$1.75	$(0.62)

Comprehensive income (loss):
Net income (loss)	$(5,329)	$84,327	$(29,453)
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	(1,634)	5,262	2,824
Comprehensive income (loss)	(6,963)	89,589	(26,629)
Comprehensive (income) loss attributable to noncontrolling interests	308	(43)	30
Comprehensive income (loss) attributable to common stockholders	$(6,655)	$89,546	$(26,599)

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2018, 2017, and 2016
(in thousands)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders
	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value				Noncontrolling Interests	Total Equity

Balance at January 1, 2016	47,362	$5	$2,600,193	$(1,922,721)	$(3,860)	$1,502	$675,119
Net loss	—	—	—	(29,417)	—	(36)	(29,453)
Unrealized gain on interest rate derivatives	—	—	—	—	2,818	6	2,824
Share based compensation, net	111	—	3,205	—	—	304	3,509
Contributions by noncontrolling interest	—	—	—	—	—	221	221
Distributions declared:
Common stock ($0.72 per share)	—	—	—	(34,377)	—	—	(34,377)
Noncontrolling interests	—	—	—	—	—	(27)	(27)
Cancellation of Series A Preferred Stock	—	—	2,700	—	—	—	2,700
Balance at December 31, 2016	47,473	$5	$2,606,098	$(1,986,515)	$(1,042)	$1,970	$620,516
Cumulative effect of a change in accounting principle	—	—	290	(290)	—	—	—
Balance at January 1, 2017	47,473	$5	$2,606,388	$(1,986,805)	$(1,042)	$1,970	$620,516
Net income	—	—	—	84,286	—	41	84,327
Unrealized gain on interest rate derivatives	—	—	—	—	5,260	2	5,262
Share based compensation, net	150	—	3,152	—	—	(216)	2,936
Contributions by noncontrolling interest	—	—	—	—	—	488	488
Distributions declared:
Common stock ($0.72 per share)	—	—	—	(34,441)	—	—	(34,441)
Noncontrolling interests	—	—	—	—	—	(17)	(17)
Deconsolidation of an investment	—	—	—	—	—	(1,500)	(1,500)
Balance at December 31, 2017	47,623	$5	$2,609,540	$(1,936,960)	$4,218	$768	$677,571
Cumulative effect of changes in accounting principles	—	—	—	635	825	—	1,460
Balance at January 1, 2018	47,623	$5	$2,609,540	$(1,936,325)	$5,043	$768	$679,031
Net loss	—	—	—	(5,021)	—	(308)	(5,329)
Unrealized loss on interest rate derivatives	—	—	—	—	(1,634)	—	(1,634)
Issuance of common stock, net	5,948	—	137,893	—	—	—	137,893
Share based compensation, net	269	—	1,673	—	—	(129)	1,544
Contributions by noncontrolling interest	—	—	—	—	—	2,607	2,607
Distributions declared:
Common stock ($0.72 per share)	—	—	—	(36,623)	—	—	(36,623)
Noncontrolling interests	—	—	—	—	—	(8)	(8)
Balance at December 31, 2018	53,840	$5	$2,749,106	$(1,977,969)	$3,409	$2,930	$777,481

See Notes to Consolidated Financial Statements.

TIER REIT, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017, and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(5,329)	$84,327	$(29,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment losses	41,564	5,250	8,977
Gain on sale of assets	(26,828)	(92,396)	(22,176)
Hurricane-related loss	3,000	—	—
Gain on remeasurement of investment in unconsolidated entities	(11,090)	(14,168)	—
Gain on troubled debt restructuring	(31,006)	—	—
Loss on early extinguishment of debt	8,988	545	—
Hedge ineffectiveness income from derivatives	—	(253)	(572)
Amortization of restricted shares and units	4,569	4,079	4,159
Depreciation and amortization	101,036	94,754	111,830
Amortization of lease intangibles	(301)	(275)	(2,015)
Amortization of above- and below-market rent	(6,114)	(3,895)	(4,255)
Amortization of deferred financing and mark-to-market costs	1,481	3,444	3,106
Equity in operations of investments	(718)	(6,399)	(2,569)
Ownership portion of fees from unconsolidated entities	136	409	562
Distributions from investments	10	9,108	739
Change in accounts receivable	(1,074)	(9,055)	(8,892)
Change in prepaid expenses and other assets	843	(697)	852
Change in lease commissions	(13,592)	(15,907)	(10,614)
Change in other lease intangibles	(73)	(432)	(852)
Change in other intangible assets	—	—	(100)
Change in accounts payable and accrued liabilities	4,617	(842)	3,627
Change in other liabilities	1,513	3,255	(1,051)
Cash provided by operating activities	71,632	60,852	51,303

Cash flows from investing activities
Escrow deposits	(3,000)	(13,350)	(19,000)
Return of investments	1,711	25,784	17,331
Purchases of real estate	(100,480)	(93,011)	—
Investments in unconsolidated entities	(1,499)	(19,667)	(3,956)
Capital expenditures for real estate	(34,967)	(33,688)	(48,603)
Capital expenditures for real estate under development	(77,956)	(30,550)	(11,088)
Proceeds from sale of assets	188,772	328,461	295,453
Insurance proceeds for capital expenditures	2,868	—	—
Cash provided by (used in) investing activities	(24,551)	163,979	230,137

Cash flows from financing activities
Financing costs	(3,329)	(1,972)	(885)
Proceeds from notes payable	778,000	196,000	173,000
Payments on notes payable	(904,241)	(374,792)	(419,294)
Payments for early extinguishment of debt	(3,633)	(436)	—
Issuance of common stock	140,348	—	—
Costs associated with issuance of common stock	(2,455)	—	—
Transfer of common stock	(3,025)	(1,143)	(650)
Distributions paid to common stockholders	(36,623)	(43,034)	(34,359)
Distributions paid to Series A Convertible Preferred stockholders	—	—	(2)
Distributions paid to noncontrolling interests	(8)	(25)	(38)
Contributions from noncontrolling interests	2,457	488	221
Cash used in financing activities	(32,509)	(224,914)	(282,007)

Net change in cash, cash equivalents, and restricted cash	14,572	(83)	(567)
Cash, cash equivalents, and restricted cash at beginning of period	22,310	22,393	22,960
Cash, cash equivalents, and restricted cash at end of period	$36,882	$22,310	$22,393

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

As of December 31, 2018, we owned interests in 19 operating office properties, and two development properties located in five markets throughout the United States.

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

2.            Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as the purchase price allocation for real estate acquisitions; impairment of assets, such as timing of asset dispositions and duration of lease terms; depreciation and amortization; and allowance for doubtful accounts.  Actual results could differ materially from those estimates.

Reclassifications

In August 2018, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No.33-10532, Disclosure Update and Simplification, which in part amends certain disclosure requirements of Regulation S-X that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors.  Certain amounts previously reflected in prior year consolidated statements of operations and comprehensive income (loss) have been reclassified to conform to our 2018 presentation based on our application of these rules. These reclassifications had no effect on previously reported net income (loss).

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

Real Estate

Upon the acquisition of real estate properties accounted for as an acquisition of an asset, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values once we have determined the fair value of each of these assets and liabilities.  The acquisition date is the date on which we obtain control of the real estate property, and associated transaction costs are capitalized. The assets acquired and liabilities assumed consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities, and asset retirement obligations.  Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.  Identified intangible liabilities generally consist of below-market leases.

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

 We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental revenue over the determined lease term.

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

The estimated remaining useful lives for our acquired lease intangibles range from an ending date of January 2019 to an ending date of November 2027.  Anticipated amortization associated with our acquired lease intangibles for each of the years ending December 31, 2019, through December 31, 2023, is as follows (in thousands):

2019	$6,982
2020	$6,141
2021	$4,899
2022	$4,197
2023	$3,634

The following is a summary of our building and improvements and related lease intangibles as of December 31, 2018 and 2017, (in thousands):

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2018
Cost	$1,574,653	$170,824	$—	$(60,509)
Less: accumulated depreciation and amortization	(442,225)	(69,452)	—	37,858
Net	$1,132,428	$101,372	$—	$(22,651)

		Lease Intangibles
		Assets		Liabilities
	Buildings and Improvements	Other Lease Intangibles	Acquired Above-Market Leases	Acquired Below-Market Leases
as of December 31, 2017
Cost	$1,514,544	$146,926	$4,857	$(50,399)
Less: accumulated depreciation and amortization	(453,126)	(60,298)	(4,438)	32,457
Net	$1,061,418	$86,628	$419	$(17,942)

Real Estate Development

We capitalize project costs related to the development and construction of real estate (including interest, property taxes, insurance, and other direct costs associated with the development) as a cost of the development. Indirect costs not clearly related to development and construction are expensed as incurred. Capitalization begins when we determine that the development is probable and significant development activities are underway. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate.

Sales of Real Estate
Upon the disposition of a property, we recognize a gain or loss at a point in time when we determine control of the underlying asset has been transferred to the buyer. Our performance obligation is generally satisfied at closing of the transaction. Any continuing involvement is analyzed as a separate performance obligation in the contract, and a portion of the sales price is allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it is recognized. There is significant judgment applied to estimate the amount of any variable consideration identified within the sales price and assess its probability of occurrence based on current market information, historical transactions, and forecasted information that is reasonably available.

Impairment of Real Estate Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions, which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. For the years ended December 31, 2018, 2017 and 2016, we recorded non-cash impairment charges of approximately $41.6 million, $5.3 million and $9.0 million, respectively.  The impairment losses recorded were related to assets assessed for impairment due to the disposition of a property or changes in management’s estimates of the intended hold periods for certain of our properties.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be an other-than-temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the years ended December 31, 2018, 2017, or 2016.

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

Hurricane Harvey

In August 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related loss, damage, and destruction as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive, all-risk property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. For the year ended December 31, 2017, we recognized approximately $15.0 million for the write-off of the net book value of damaged assets, and incurred approximately $8.6 million of restoration expenses. For the year ended December 31, 2018, we incurred approximately $3.5 million of restoration expenses.

As of December 31, 2017, we recorded an insurance recovery in “accounts receivable, net” on our consolidated balance sheet for the estimated net book value of damaged assets and the restoration expenses incurred because we determined the insurance proceeds were probable of receipt. Through December 31, 2018, we have received approximately $14.7 million of this insurance recovery. At December 31, 2018, we wrote off a portion of this receivable and recognized an approximately $3.0 million charge in “hurricane-related loss” on our consolidated statement of operations for the year ended December 31, 2018.

To the extent that insurance proceeds ultimately exceed the net book value of damaged assets plus the restoration expenses incurred, the excess (net of the deductible) will be reflected as income in the period insurance proceeds are received or when receipt is deemed probable to occur.

We provided rent abatements and concessions to tenants through the second quarter of 2018 as a result of Hurricane Harvey. For the years ended December 31, 2018 and 2017, we provided rent abatements of approximately $4.7 million and $7.0 million, respectively. These abatements were a reduction to “rental revenue” on our consolidated statements of operations and comprehensive income (loss). The rent abatements and concessions provided were offset by business interruption and other insurance proceeds recognized (net of a deductible and estimated saved expenses) of approximately $7.9 million and $6.2 million, for the years ended December 31, 2018 and 2017, respectively. In the year ended December 31, 2018, these proceeds consisted of approximately $4.8 million of net business interruption insurance proceeds and approximately $3.1 million of other insurance proceeds. In the year ended December 31, 2017, all proceeds consisted of net business interruption insurance proceeds.

The Eldridge Properties were sold in January 2019, for a contract sales price of approximately $78.4 million.

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

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$30,741	$13,800	$14,884
Restricted cash	6,141	8,510	7,509
Total cash, cash equivalents, and restricted cash	$36,882	$22,310	$22,393

Accounts Receivable, net

The following is a summary of our accounts receivable, net, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Straight-line rental revenue receivable	$51,912	$57,372
Insurance receivable	9,680	18,826
Tenant receivables	5,572	4,221
Non-tenant receivables	821	893
Allowance for doubtful accounts	(650)	(183)
Total	$67,335	$81,129

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the years ended December 31, 2018 and 2017, we capitalized interest expense of approximately $1.1 million and $1.3 million, respectively, for unconsolidated entities with properties under development, which are included in our investments in unconsolidated entities on our consolidated balance sheets.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.  In the event that a property classified as held for sale no longer meets the criteria for held for sale classification, the property is reclassified as held for use at the lower of the fair value or the depreciated basis as if the property had continued to be used. We have no properties classified as real estate held for sale as of December 31, 2018. We had one property classified as real estate held for sale as of December 31, 2017, which was sold during 2018.

Derivative Financial Instruments

We record all derivatives on our consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings in the affected period.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk even though hedge accounting does not apply or we elect not to apply hedge accounting.

As of December 31, 2018 and 2017, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations, nor are derivatives being used for trading or speculative purposes.

Series A Convertible Preferred Stock

As of December 31, 2015, we had 10,000 shares of Series A participating, voting, convertible preferred stock (the “Series A Convertible Preferred Stock”) outstanding. The shares of Series A Convertible Preferred Stock were initially recorded at fair value and classified as temporary equity, outside the stockholders’ equity section, on our consolidated balance sheets. On March

2, 2016, based on the Conversion Company Value, as defined in the Articles Supplementary, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

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
Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and have qualified as a REIT since the year ended December 31, 2004.  Except where otherwise noted, TIER REIT, Inc. is generally not subject to federal income taxes to the extent we distribute our REIT taxable income to our stockholders currently each year and we meet certain other organizational and operational requirements.  In addition to TIER REIT, Inc., our business is conducted through our operating partnership, Tier OP, and various subsidiaries, including one or more taxable REIT subsidiaries.  We are subject to state and local income taxes on operations located in states, cities, and other jurisdictions that impose an income tax.  In addition, our taxable REIT subsidiaries are subject to federal, state, and local income taxes at regular corporate tax rates. During the years ended December 31, 2018, 2017, and 2016 the total state and federal income tax provision was approximately $0.8 million, $0.5 million, and $0.7 million respectively. We have certain deferred tax assets and liabilities consisting primarily of net operating losses and the timing of recognition of depreciation and amortization for tax purposes as opposed to GAAP purposes.

During the years ended December 31, 2018 and 2017, we believe we had no liability for unrecognized tax benefits. Our policy is to include any interest and penalties related to income taxes within the “provision for income taxes” line item on our consolidated statements of operations and comprehensive income (loss).  We generally remain subject to examination by tax authorities for the past three tax years.

At December 31, 2018, TIER REIT, Inc. had net operating loss carryforwards of approximately $638.9 million for income tax purposes that expire in years 2028 to 2036.

The tax basis of our net assets and liabilities exceeds the book value by approximately $181.7 million at December 31, 2018, and approximately $148.3 million at December 31, 2017.

    On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs. We have reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the year ended December 31, 2018.

Stock Based Compensation

We have a stock-based incentive award plan for our employees, independent directors, and consultants.  Compensation cost for restricted stock and restricted stock units is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on the tiered lapse schedule and any forfeitures. Stock options are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model that incorporates assumptions surrounding volatility, distribution yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  Any tax benefits associated with these share-based payments are classified as financing activities in the consolidated statements of cash flows.

401(k) Plan

We have a 401(k) defined contribution plan (“401(k) Plan”) for the benefit of our eligible employees. Each employee may contribute up to 100% of their annual compensation, subject to specific limitations under the Code.  Our 401(k) Plan allows us to make discretionary contributions during each plan year. For each of the years ended December 31, 2018, 2017 and 2016, we expensed approximately $0.3 million in employer contributions.

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

We have a concentration of properties located in each of Austin, Dallas, and Houston, Texas, which subject us to the business risk associated with our geographic concentration in these markets. The percentage of our total rental revenue from these markets for the years ended December 31, 2018, 2017 and 2016, are 79.0%, 69.8%, and 55.5%, respectively.

Noncontrolling Interests

Noncontrolling interests consist of our third-party owners’ proportionate share of equity in certain consolidated real estate properties and restricted stock units issued to our independent directors.

Net Income (Loss) per Common Share

Net income (loss) per common share is calculated using the two-class method, which requires the allocation of undistributed net income between common and participating stockholders. All outstanding restricted stock awards containing rights to non-forfeitable distributions are considered participating securities for this calculation. In periods of net loss, no loss is allocated to participating securities because our participating securities do not have a contractual obligation to share in our losses. Gain on sale of assets and gain on remeasurement of investment in unconsolidated entities are included in the calculation of net income (loss) per common share in accordance with SEC guidelines.

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

3.            New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet.  The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-

lease components, such as services provided to tenants.  New disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required.  In July 2018, the FASB issued updated guidance that provides lessors a practical expedient to not separate non-lease components from associated lease components when certain criteria are met. The combined component is accounted for under the revenue standard if the non-lease component is the predominant component of the combined component; otherwise, the combined component is accounted for as an operating lease in accordance with the new leasing standard. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted and was initially required to be adopted using the modified retrospective approach. However, the updated guidance also provides a transition option that allows entities to apply the standard at the adoption date and recognize a cumulative-effect adjustment to opening retained earnings in the period of adoption. We expect to adopt this guidance effective January 1, 2019, and elect to apply the transition option and the practical expedients provided by this standard.  We have completed our analysis of the impact of adoption, the most significant being the recognition of right-of-use assets and lease liabilities for material operating leases in which we are the lessee. We expect to recognize right-of-use assets and lease liabilities on our consolidated balance sheet upon adoption related to our ground lease and surface parking lot leases in an amount not to exceed $2.1 million. Our accounting for leases in which we are the lessor will remain substantially the same. Additionally, we believe that the amount of certain leasing costs required to be expensed upon adoption is immaterial. The adoption will, however, require more extensive disclosures related to our leases.

In June 2016, the FASB issued amended guidance that requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

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
In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment and debt extinguishment costs as financing outflows impact our financial statements as these items were previously reflected as operating outflows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We adopted this guidance on January 1, 2018, and the consolidated statement of cash flows for the year ended December 31, 2017, reflects the reclassification of approximately $0.4 million of payments for debt extinguishment costs from cash provided by operating activities to cash used in financing activities.
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

In October 2018, the FASB issued amended guidance related to derivatives and hedge accounting. The guidance expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting to include the Overnight Index Swap rate based on the Secured Overnight Financing Rate. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. We early adopted this guidance on December 31, 2018, and it did not have a material impact on our financial statements.

4.         Real Estate Activities

Sales of Real Estate

The following table presents our sales of real estate for the years ended December 31, 2018, 2017 and 2016, (in thousands):

	Date of Sale		Rentable Square Footage (unaudited)	Contract Sales Price	Proceeds from Sale
Property Name		Location
2018
500 East Pratt	02/13/18	Baltimore, MD	280	$60,000	$56,529
Centreport Office Center	02/22/18	Fort Worth, TX	133	12,696	12,421
Loop Central	03/27/18	Houston, TX	575	72,982	71,948
Fifth Third Center (1)	08/27/18	Columbus, OH	331	—	—
Plaza at MetroCenter	10/31/18	Nashville, TN	361	51,250	47,702
			1,680	$196,928	$188,600
2017
Buena Vista Plaza	01/18/17	Burbank, CA	115	$52,500	$47,498
Three Parkway	03/01/17	Philadelphia, PA	561	95,000	91,876
Eisenhower I (2)	03/13/17	Tampa, FL	130	31,400	30,742
Third + Shoal (3)	03/31/17	Austin, TX	N/A	14,955	14,525
Louisville Portfolio (4)	06/26/17	Louisville, KY	678	71,500	67,042
			1,484	$265,355	$251,683
2016
Lawson Commons	03/01/16	St. Paul, MN	436	$68,430	$60,931
FOUR40 (5)	06/17/16	Chicago, IL	1,041	191,000	189,072
Hurstbourne Business Center (6)	09/30/16	Louisville, KY	418	41,000	39,777
801 Thompson	10/27/16	Rockville, MD	51	4,900	4,614
Other			—	—	1,059
			1,946	$305,330	$295,453
__________________________

(1)	Ownership of this property was conveyed to the associated lender pursuant to a foreclosure.

(2)	We may be entitled to receive up to an additional $3.0 million subject to certain future events.

(3)	We sold a 50% interest in the entity that owns a 95% interest in Third + Shoal.

(4)	The Louisville Portfolio consists of five properties located in Louisville, Kentucky.

(5)	We may be entitled to receive up to an additional $12.5 million subject to certain future events.

(6)	Hurstbourne Business Center is comprised of Hurstbourne Park and Hurstbourne Place, both office buildings, and Hurstbourne Plaza, a retail center.

Properties that have been sold contributed net loss of approximately $5.7 million, $5.3 million and $12.8 million to our net income (loss) for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts include charges for impairment and exclude any gains on the sales of these properties.

Asset Acquisitions

On January 4, 2018, we acquired a 96.5% initial economic interest in Domain Point for a contract purchase price of approximately $73.8 million (at 100%). We own a 90% interest in the entity that owns Domain Point. Domain Point is located in Austin, Texas, adjacent to our other Domain office properties and includes two buildings with 240,000 rentable square feet (combined). Assets acquired and liabilities assumed were recorded at their relative fair values and include lease intangible assets of approximately$9.3 million and acquired below-market leases of approximately $2.8 million. The estimated remaining average useful lives for these acquired lease intangibles ranged from an ending date of September 2018 to an ending date of April 2022.
On March 30, 2018, we acquired the remaining 50% interest in Domain Junction 8 Venture LLC, the entity that owns Domain 8, increasing our ownership interest in this property to 100%, for a contract purchase price of approximately $92.8 million, which included the assumption of approximately $44.9 million in mortgage debt. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $11.1 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the property, and include lease intangible assets of approximately $21.3 million and acquired below-market leases of approximately $8.3 million. The estimated remaining average useful lives for these acquired lease intangibles range from an ending date of May 2025 to an ending date of November 2027.

On January 4, 2017, we acquired the remaining 50.16% interest in Domain Junction LLC, the entity that owns Domain 2 and Domain 7, increasing our ownership interest in these properties to 100%, for a purchase price of approximately $91.3 million, which included the assumption of approximately $40.1 million in mortgage debt. As a result of obtaining a controlling interest in the entity, we recognized a gain of approximately $14.2 million from the remeasurement of our previously held equity interest at fair value. Assets acquired and liabilities assumed were recorded at their relative fair values upon consolidation of the properties, and include lease intangible assets of approximately $16.6 million and acquired below-market leases of approximately $9.4 million. The estimated remaining average useful lives for these acquired lease intangibles range from an ending date of December 2022 to an ending date of February 2026.
On June 23, 2017, we acquired Legacy Union One for a purchase price of approximately $123.3 million, which included the assumption of approximately $66.0 million in mortgage debt. Legacy Union One is located in Plano, Texas, and contains approximately 319,000 rentable square feet. The debt matures in January 2023 and has a fixed stated annual interest rate of 4.24%. Assets acquired and liabilities assumed were recorded at their relative fair values and include lease intangible assets of approximately $20.0 million and acquired below-market leases of approximately $6.4 million. The estimated remaining average useful lives for these acquired lease intangibles all have an ending date of June 2027.

Real Estate Held for Sale

We had no properties classified as real estate held for sale as of December 31, 2018. In January 2019, we sold the Eldridge Properties for a contract sales price of approximately $78.4 million. These properties were not classified as held for sale as of December 31, 2018, as they did not meet the accounting criteria established for such classification. As of December 31, 2017, we had one property classified as real estate held for sale, which was sold in 2018.

The major classes of assets and obligations associated with real estate held for sale as of December 31, 2017, are as follows (in thousands):

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

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the year ended December 31, 2018, we capitalized a total of approximately $95.4 million, including approximately $4.6 million in interest. For the year ended December 31, 2017, we capitalized a total of approximately $30.3 million, including approximately $1.4 million in interest. These costs are classified as real estate under development on our consolidated balance sheets until such time that the development is complete.

6.            Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of December 31, 2018 and 2017 (in thousands):

		Ownership Interest		Investment Balance
	Property Name	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Domain Junction 8 Venture LLC (1)(2)	Domain 8	100.00%	50.00%	$—	$882
208 Nueces Street, LLC (2)	Third + Shoal	47.50%	47.50%	32,746	30,970
Total (3)				$32,746	$31,852
____________________

(1)	On March 30, 2018, we acquired the unrelated third party’s 50% interest in Domain Junction 8 Venture LLC increasing our ownership interest to 100%, and this property was consolidated.

(2)
We have evaluated our investments in unconsolidated entities in order to determine if they are VIEs. Based on our assessment, we have identified each of these entities as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of these entities. For these VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to these VIEs is the carrying amount of our investment and to the extent that we guarantee debt. As of December 31, 2018, and 2017, Tier OP had guaranteed 25% and 50%, respectively, of the construction loan of 208 Nueces Street, LLC, as discussed below in “Guarantees.” At December 31, 2018, 208 Nueces Street, LLC was a VIE with assets of approximately $140.6 million and liabilities of approximately $85.2 million. At December 31, 2017, Domain Junction 8 Venture LLC and 208 Nueces Street, LLC were VIEs with combined assets of approximately $172.3 million and combined liabilities of approximately $125.1 million.

(3)
Our investments in unconsolidated entities at December 31, 2018 and 2017, include basis adjustments that total approximately $6.4 million and $9.4 million, respectively. These amounts represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investments for the period of our ownership and in 2017, include combined gains on the sales of 1325 G Street and the Colorado Building of approximately $6.7 million. For the years ended December 31, 2018, 2017 and 2016, we recorded income of approximately $0.7 million, $6.4 million and $2.6 million, respectively, for our share of equity in operations from our investments in unconsolidated entities.

Guarantees

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of December 31, 2018, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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
As of December 31, 2018, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million to be our maximum exposure related to the payment guarantee. As of December 31, 2018, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $66.3 million, of which we estimate approximately $16.6 million to be our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of December 31, 2018, in the event we become legally obligated to perform under a guarantee of an obligation of 208 Nueces Street, LLC due to a triggering event, the collateral in such entity should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
7.          Notes Payable, net

Our notes payable, net were approximately $714.8 million and $794.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $50.0 million. As of December 31, 2018, the stated annual interest rates on our outstanding notes payable ranged from approximately 3.06% to 5.65%. As of December 31, 2018, the effective weighted average interest rate for our debt is approximately 3.69%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of December 31, 2018, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt has maturity dates that range from August 2021 to January 2025.

The following table provides information regarding the timing of principal payments of our notes payable, net as of December 31, 2018, (in thousands):

Principal payments due in:
2019	$1,582
2020	1,670
2021	72,402
2022	275,000
2023	66,000
Thereafter	300,000
Less: unamortized debt issuance costs (1)	(1,899)
Total	$714,755
________________

(1)	Excludes approximately $2.8 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 to 235 basis points. We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP.  As of December 31, 2018, we had approximately $575.0 million in borrowings outstanding under the term loans, and no borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $320.6 million under the facility as a whole. As of December 31, 2018, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.35%.

Troubled Debt Restructuring

     In August 2018, ownership of Fifth Third Center, located in Columbus, Ohio, was conveyed to the associated lender pursuant to a foreclosure. This transaction was accounted for as a full settlement of the outstanding debt and related interest. As a result, we recognized a gain on troubled debt restructuring of approximately $31.0 million, or approximately $0.62 per common share on a basic and diluted net income per share basis for the year ended December 31, 2018.

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

The following table sets forth our financial assets measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value

Derivative financial instruments:
2018
Assets	$7,751	$—	$7,751	$—
Liabilities	$(4,340)	$—	$(4,340)	$—

2017
Assets	$5,045	$—	$5,045	$—

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
During 2018 and 2017, we recorded impairment losses of approximately $41.6 million and $5.3 million, respectively. The impairment losses recorded were related to assets assessed for impairment due to the disposition of a property and changes in management’s estimates of the intended hold periods for certain of our properties.

The following table summarizes those assets which were measured at fair value and impaired during 2018 and 2017 (in thousands):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the year ended December 31, 2018
Real estate	$97,544	$—	$97,544	$—	$(41,564)

for the year ended December 31, 2017
Real estate	$69,353	$—	$69,353	$—	$(5,250)

Financial Instruments not Reported at Fair Value

Financial instruments held at December 31, 2018 and 2017, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair values as of December 31, 2018 and 2017, are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$716,654	$718,505	$801,339	$805,786
Less: unamortized debt issuance costs	(1,899)		(6,801)
Notes payable, net	$714,755		$794,538

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of December 31, 2018. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks:

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our consolidated balance sheets, as of December 31, 2018 and 2017 (in thousands):

Derivatives designated as hedging instruments:	Derivative Assets		Derivative Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest rate swaps	$7,751	$5,045	$(4,340)	$—

The tables below present the effect of the change in fair value of derivative financial instruments in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationship
	Gain (loss) recognized in OCI on derivatives (effective portion) for the Year Ended December 31,
	2018	2017	2016
Interest rate swaps	$(1,634)	$5,262	$2,824

	Loss (gain) reclassified from OCI into income (effective portion) for the Year Ended December 31,
Location	2018	2017	2016
Interest expense (1)	$(1,350)	$3,457	$6,650
 ________________

(1)
Changes in fair value as a result of accrued interest associated with our swap transactions are recorded in accumulated OCI and subsequently reclassified into income. Such amounts are shown net in the consolidated statements of changes in equity and offset dollar for dollar.

	Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing) for the Year Ended December 31,

Location	2018	2017	2016
Interest expense (1)	$—	$(253)	$(572)
________________

(1)
Represents the portion of the change in fair value of our interest rate swaps as (income) or expense attributable to the mismatch between an interest rate floor on our hedged debt and no floor on the index rate in our interest rate swaps which causes hedge ineffectiveness. We adopted new accounting guidance on January 1, 2018, that eliminates the requirement to separately measure and report hedge ineffectiveness income.

	Total interest expense presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) in which the effects of cash flow hedges are recorded for the Year Ended December 31,
Location	2018	2017	2016
Interest expense	$29,371	$33,576	$43,257

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. We estimate that approximately $3.8 million will be reclassified as a decrease to interest expense over the twelve months ending December 31, 2019.

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

10.             Commitments and Contingencies

As of December 31, 2018, we had commitments of approximately $13.0 million for future tenant improvements and leasing commissions.

We have employment agreements with our five named executive officers.  The term of each employment agreement ends on August 3, 2021, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of December 31, 2018, we would have recognized approximately $11.5 million in related compensation expense.

11.             Equity

Series A Convertible Preferred Stock

As of December 31, 2015, we had 10,000 shares of Series A Convertible Preferred Stock outstanding. In connection with the listing of our common stock on the NYSE on July 23, 2015, an automatic conversion of the Series A Convertible Preferred Stock was triggered with the number of shares to be issued not determinable until March 2, 2016, based on the Conversion Company Value, as defined in the Articles Supplementary. On March 2, 2016, based on the Conversion Company Value, no shares of common stock were issued, and the shares of Series A Convertible Preferred Stock were canceled.

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

The following is a summary of the number of outstanding RSUs held by our independent directors as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	19,672	$17.03	39,255	$16.45
Issued	12,910	$23.24	19,672	$17.03
Converted	(19,672)	$17.03	(39,255)	$16.45
Outstanding at the end of the year (1)	12,910	$23.24	19,672	$17.03
_____________________

(1)	As of December 31, 2018, none of the RSUs held by our independent directors are vested.

Restricted stock units held by employees. We have outstanding RSUs held by employees. Outstanding units vest from December 2019 to December 2020 at which time the units will be converted into a number of shares of common stock, which could range from zero shares to 200% of the issued number of units. The actual number of shares of common stock issued will be based on our total stockholder return (“TSR”) percentage as compared to three metrics: our annualized TSR on a predetermined absolute basis, the TSR of the constituent companies of the Nareit Office Index (unweighted), and the TSR of a select group of peer companies. On December 31, 2018, 111,063 RSUs vested, and the units were converted to 248,497 shares of common stock, representing 200% of the issued number of units and shares earned from distribution reinvestment.

The following is a summary of the number of outstanding RSUs held by our employees as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	208,620	$16.59	111,063	$15.26
Issued	129,188	$17.24	97,557	$18.10
Converted	(111,063)	$15.26	—	$—
Outstanding at the end of the period	226,745	$17.61	208,620	$16.59

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
Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from January 2019 to December 2020. Compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of shares of restricted stock outstanding as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	180,791	$20.47	246,805	$20.74
Issued	125,558	$17.24	122,852	$17.89
Forfeiture	(4,914)	$17.10	(20,089)	$17.53
Restrictions lapsed	(147,867)	$19.44	(168,777)	$19.34
Outstanding at the end of the year	153,568	$18.93	180,791	$20.47

For the years ended December 31, 2018, 2017 and 2016, we recognized a total of approximately $4.6 million, $4.1 million, and $4.2 million, respectively, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of December 31, 2018, the total remaining compensation cost on unvested awards was approximately $3.5 million, with a weighted average remaining contractual life of approximately 1.4 years.
Distributions
Our board of directors reinstated quarterly cash distributions in the second quarter of 2015 at $0.18 per share of common stock and has authorized cash distributions in the same amount for each quarter since that time. Distributions declared for each quarter were paid in the subsequent quarter through January 2017. Beginning in the first quarter of 2017, distributions declared for each quarter are paid in the same quarter. Of the amounts distributed by us in 2018, 78.84% represented ordinary income and 21.16% represented a return of capital. Of the amounts distributed by us in 2017, 100% represented ordinary income.
ATM Programs
On May 10, 2017, we established an at-the-market equity offering program (the “May 2017 ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million in amounts and at times as we determine from time to time. On August 8, 2018, we established an additional at-the-market equity offering program (the “August 2018 ATM Program” and, together with the May 2017 ATM Program, the “ATM Programs”) pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $125.0 million, in amounts and at times as we determine from time to time.

The following table provides certain details of sales under our ATM Programs (dollars in thousands):

	Number of Shares Issued	Gross Proceeds	Commissions	Issuance Costs	Net Proceeds
May 2017 ATM Program
Second Quarter 2018	901,300	$21,302	$(266)	$(165)	$20,871
Third Quarter 2018	3,299,596	77,932	(975)	(351)	76,606
Fourth Quarter 2018	130,172	3,126	(39)	(119)	2,968
Total May 2017 ATM Program	4,331,068	102,360	(1,280)	(635)	100,445

August 2018 ATM Program
Third Quarter 2018	1,616,499	37,988	(475)	(65)	37,448

Total ATM Programs	5,947,567	$140,348	$(1,755)	$(700)	$137,893
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
12.    Revenue

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the years ended December 31, 2018, 2017, and 2016, was approximately $2.8 million, $7.0 million, and $5.4 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the years ended December 31, 2018, 2017, and 2016, was approximately $1.6 million, $1.8 million, and $3.2 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the years ended December 31, 2018, 2017, and 2016, was approximately $6.1 million, $3.9 million, and $4.3 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  For the years ended December 31, 2018, 2017, and 2016, we recognized lease termination fees of approximately $1.1 million, $0.7 million, and $1.7 million, respectively.

Included in our rental revenue is parking income of approximately $9.1 million, $8.7 million, and $7.8 million for the years ended December 31, 2018, 2017, and 2016, respectively, which represents revenue from contracts with customers. We had development fee income for the years ended December 31, 2018 and 2017, of approximately $0.2 million and $0.4 million, respectively. We had no development fee income for the year ended December 31, 2016.

Accounts receivables from contracts with customers were approximately $0.7 million as of December 31, 2018, and approximately $0.6 million as of December 31, 2017.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$(5,021)	$84,286	$(29,417)
Less: net income allocated to participating securities	—	(510)	—
Numerator for basic net income (loss) per share	$(5,021)	$83,776	$(29,417)
Add: undistributed net income allocated to participating securities	—	300	—
Less: undistributed net income re-allocated to participating securities	—	(298)	—
Numerator for diluted net income (loss) per share	$(5,021)	$83,778	$(29,417)

Denominator:
Weighted average common shares outstanding - basic	50,234	47,538	47,406
Effect of dilutive securities	—	345	—
Weighted average common shares outstanding - diluted	50,234	47,883	47,406

Basic net income (loss) per common share	$(0.10)	$1.76	$(0.62)
Diluted net income (loss) per common share	$(0.10)	$1.75	$(0.62)

Securities excluded from weighted average common shares outstanding-diluted because their effect would be anti-dilutive	963	25	457

14.             Leasing Activity

As Lessor

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2018, for operating office properties we consolidate (excluding properties held for sale) are as follows (in thousands):

Year	Amount
2019	$131,871
2020	127,275
2021	108,955
2022	99,782
2023	88,138
Thereafter	294,965
Total	$850,986

As Lessee

We have land that is subject to long-term ground leases, and we lease surface parking lots, parking spaces, and equipment. Total rent expense for the years ended December 31, 2018, 2017, and 2016, was approximately $1.4 million, $2.1 million, and $2.5 million, respectively.

Future minimum base rental payments payable by us under these non-cancelable leases are as follows (in thousands):

Year	Amount
2019	$1,448
2020	1,279
2021	995
2022	683
2023	450
Thereafter	—
Total	$4,855

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Interest paid, net of amounts capitalized	$28,818	$24,430	$38,059
Income taxes paid	$767	$404	$2,085

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$24,413	$16,352	$13,295
Liabilities assumed through the purchase of real estate	$7,028	$3,267	$—
Escrow deposit applied to purchases of real estate	$21,350	$14,000	$—
Escrow deposit applied to purchase of real estate from noncontrolling interest	$150	$—	$—
Transfer of real estate and lease intangibles through cancellation of debt	$28,000	$—	$—
Sale of real estate and lease intangibles to unconsolidated joint venture	$—	$13,804	$—
Acquisition of controlling interest in unconsolidated entity	$927	$9,770	$—
Accrued insurance receivable for property damages	$—	$15,000	$—
Write-off of insurance receivable for property damages	$3,000	$—	$—
Non-cash financing activities:
Accrual for distributions declared	$—	$—	$8,601
Mortgage notes assumed by the Company (1)	$89,733	$146,000	$—
Cancellation of debt through transfer of real estate	$48,177	$—	$—
Cancellation of Series A Convertible Preferred Stock	$—	$—	$2,700
Financing costs in accounts payable and accrued liabilities	$—	$25	$—
Unrealized gain on interest rate derivatives	$—	$5,262	$2,824
Unrealized loss on interest rate derivatives	$1,634	$—	$—
_________________
(1) The approximately $89.7 million mortgage notes assumed during 2018 includes approximately $44.9 million of debt assumed when we acquired the remaining 50.00% interest in our Domain 8 property, and approximately $44.9 million of debt associated with our previously held 50.00% unconsolidated interest in the Domain 8 property. Domain 8 was consolidated during the year ended December 31, 2018. The approximately $146.0 million mortgage notes assumed during 2017 includes approximately $66.0 million of debt assumed when we acquired Legacy Union One, approximately $40.1 million of debt assumed when we acquired the remaining 50.16% interest in our Domain 2 and Domain 7 properties, and approximately $39.9 million of debt associated with our previously held 49.84% unconsolidated interest in the Domain 2 and Domain 7 properties. Domain 2 and Domain 7 were consolidated during 2017.

16.         Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

2018 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$54,143	$53,990	$54,832	$55,552
Loss on early extinguishment of debt	(8,988)	—	—	—
Gain on troubled debt restructuring	—	—	31,006	—
Gain (loss) on sale of assets	12,014	(90)	—	14,904
Gain (loss) on remeasurement of investment in unconsolidated entities	11,242	(152)	—	—
Net income (loss)	$8,326	$(8,362)	$22,567	$(27,860)
Net income (loss) attributable to common stockholders	$8,390	$(8,277)	$22,645	$(27,779)
Weighted average shares outstanding - basic	47,645	47,684	51,900	53,622
Weighted average shares outstanding - diluted	48,300	47,684	52,617	53,622
Basic net income (loss) per common share	$0.18	$(0.17)	$0.43	$(0.52)
Diluted net income (loss) per common share	$0.17	$(0.17)	$0.43	$(0.52)

2017 Quarters Ended	March 31	June 30	September 30	December 31
Rental revenue	$56,363	$54,552	$50,920	$54,626
Loss on early extinguishment of debt	(545)	—	—	—
Gain on sale of assets	90,750	1,262	—	384
Gain on remeasurement of investment in unconsolidated entities	14,168	—	—	—
Net income (loss)	$98,228	$4,034	$(8,051)	$(9,884)
Net income (loss) attributable to common stockholders	$98,171	$4,031	$(8,041)	$(9,875)
Weighted average shares outstanding - basic	47,511	47,536	47,550	47,554
Weighted average shares outstanding - diluted	47,806	47,875	47,550	47,554
Basic net income (loss) per common share	$2.05	$0.08	$(0.17)	$(0.21)
Diluted net income (loss) per common share	$2.04	$0.08	$(0.17)	$(0.21)

17.         Subsequent Event

On January 31, 2019, we sold the Eldridge Properties for a contract sales price of approximately $78.4 million. These properties were not classified as held for sale as of December 31, 2018, because they did not meet the accounting criteria established for such classification.

TIER REIT, Inc.
Valuation and Qualifying Accounts
Schedule II
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs/Payments/Other	Balance at End of Year
Year ended December 31, 2018	$183	$472	$—	$(5)	$650
Year ended December 31, 2017	$2,566	$183	$—	$(2,566)	$183
Year ended December 31, 2016	$4,713	$878	$851	$(3,876)	$2,566

TIER REIT, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2018
(in thousands)

			Initial cost		Costs capitalized subsequent to acquisition (2)	Gross amount at which carried at close of period (3)
				Building and Improvements			Accumulated depreciation	Year(s) Built/Renovated	Date acquired
Property Name	Location	Encumbrances	Land (1)
Woodcrest Corporate Center	Cherry Hill, NJ	—	5,927	49,977	7,059	62,963	30,444	1960	01/2006
Burnett Plaza	Ft. Worth, TX	—	6,239	157,171	29,029	192,439	92,957	1983	02/2006
Terrace Office Park	Austin, TX	—	17,330	124,551	24,390	166,271	73,342	1997/2002	06/2006
Bank of America Plaza	Charlotte, NC	—	26,656	185,215	59,943	271,814	105,942	1974	10/2006
One & Two Eldridge Place	Houston, TX	—	6,605	89,506	(45,428)	50,683	10,916	1984/1986	12/2006
111 Woodcrest	Cherry Hill, NJ	—	1,000	5,417	(825)	5,592	2,346	1964	11/2007
One BriarLake Plaza	Houston, TX	75,654	9,602	119,660	16,626	145,888	57,134	2000	09/2008
Two BriarLake Plaza	Houston, TX	—	2,446	81,748	7,299	91,493	15,473	2014	12/2009
Three Eldridge Place	Houston ,TX	—	3,090	62,181	(28,032)	37,239	10,061	2009	12/2006- 11/2009
5950 Sherry Lane	Dallas, TX	—	10,002	50,876	8,381	69,259	11,600	1999	12/2014
Domain 2	Austin, TX	—	4,598	48,258	16	52,872	3,852	2014	07/2015- 01/2017
Domain 3	Austin, TX	—	6,781	32,923	2,381	42,085	4,701	1975/2001	07/2015
Domain 4	Austin, TX	—	5,988	24,401	6,977	37,366	4,140	1968/2001	07/2015
Domain 7	Austin, TX	—	8,866	87,105	302	96,273	7,000	2015	07/2015- 01/2017
Domain 8	Austin, TX	—	12,358	129,667	327	142,352	3,890	2017	07/2015- 03/2018
Domain 10	Austin, TX	—	6,342	—	7,558	13,900	—	N/A	07/2015
Domain 11	Austin, TX	—	8,230	76,201	—	84,431	82	2018	07/2015
Domain 12	Austin, TX	—	8,230	—	26,954	35,184	—	N/A	07/2015
Domain Point	Austin, TX	—	16,779	50,678	2,616	70,073	2,056	1984/2000	01/2018
Legacy Union One	Plano, TX	66,000	5,100	104,940	—	110,040	6,289	2012	06/2017
Land held for development	Plano, TX	—	6,380	—	3,789	10,169	—	N/A	06/2015
Land held for development	Austin, TX	—	15,878	—	3,045	18,923	—	N/A	07/2015
Totals		$141,654	$194,427	$1,480,475	$132,407	$1,807,309	$442,225
____________
Generally, each of our properties is an office building with a depreciable life of 25 years.

(1)    Includes land and land held for development.
(2)    Includes adjustments to basis, such as impairment losses, write-offs, and write-off of hurricane damaged assets.
(3)    The aggregate cost for federal income tax purposes is approximately $1.9 billion.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017, and 2016, is as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Real Estate:
Balance at beginning of the year	$1,729,079	$1,785,714	$2,139,712
Acquisitions/improvements	332,357	258,955	64,721
Assets disposed/written-off	(254,127)	(315,590)	(418,719)
Balance at end of the year	$1,807,309	$1,729,079	$1,785,714

Accumulated depreciation:
Balance at beginning of the year	$453,126	$535,516	$566,464
Depreciation expense	78,426	77,585	90,682
Assets disposed/written-off	(89,327)	(159,975)	(121,630)
Balance at end of the year	$442,225	$453,126	$535,516

*****