Form 10-K/A
period 2018-12-31
TIER REIT INC
filed 2019-04-16
CIK 1176373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 1, 2019, the registrant had 55,520,525 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As previously announced, on March 25, 2019, TIER REIT, Inc., a Maryland corporation (the “Company”, “we”, “us” or “our”), Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and Murphy Subsidiary Holdings Corporation, a Maryland corporation and wholly owned subsidiary of Cousins (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Cousins. In light of the proposed Merger, we currently do not anticipate holding an annual meeting of stockholders in 2019.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2019 (the “Original Form 10-K”). The Company is filing this Amendment to include the information required by and not included in Part III of the Original Form 10-K because, in light of the proposed Merger, we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. There are no other changes to the Original Form 10-K. As a result of this Amendment, Part IV of the Original Form 10-K is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC on or subsequent to February 11, 2019.

As used in this Amendment, “TIER REIT,” the “Company,” “we,” “us,” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires.

TIER REIT, Inc.

FORM 10-K

Year Ended December 31, 2018

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Directors

Richard I. Gilchrist, 73, has served as our non-executive chairman of the board since June 2015 and as an independent director since July 2014. Mr. Gilchrist has served as Senior Advisor to The Irvine Company (“Irvine”) since July 2011 and previously served as President of Irvine’s Investment Properties Group (“IPG”) from 2006 to July 2011. Irvine is a privately held company known as a best-of-class master planner and long-term owner, investor and operator of a large and diversified real estate portfolio. In his role as IPG President, Mr. Gilchrist guided Irvine’s office, retail, resort and apartment properties in Southern California and Silicon Valley, including development, marketing and management. Prior to joining Irvine, Mr. Gilchrist served as President and Co-Chief Executive Officer of Maguire Properties, Inc., where he oversaw significant growth in the company’s portfolio through acquisitions and development and spearheaded its successful initial public offering in 2003. Before joining Maguire Properties, Mr. Gilchrist served as President and Chief Executive Officer of the privately held real estate investment trust (“REIT”), Commonwealth Atlantic Properties. Mr. Gilchrist currently serves as a member of the Whittier College Board of Trustees and the UCLA School of Law Board of Advisors. He previously served as Chairman of the Whittier College Board of Trustees and was also a co-founder and managing partner of CommonWealth Partners, LLC, an advisor and venture partner with the California Public Employees’ Retirement System, and a senior partner of Maguire Thomas Partners, a national real estate developer and operator. Mr. Gilchrist currently serves as the non-executive chairman of the board of Spirit Realty Capital, Inc. (NYSE: SRC), as a director of Ventas, Inc. (NYSE: VTR), and as a director of Blackstone Real Estate Income Trust, Inc., a non-traded REIT sponsored by Blackstone, and has previously served as a director of BioMed Realty Trust, Inc. (formerly NYSE: BMR) (2007-2014) and Nationwide Health Properties, Inc. (formerly NYSE: NHP) (2008-2011).

Our board believes that Mr. Gilchrist’s professional experience and other board service make him well-suited to serve on our board.

Scott W. Fordham, 51, is our Chief Executive Officer and has been a director since July 2014. Mr. Fordham has over 25 years of experience in commercial real estate with an emphasis on strategy, transactions, corporate finance, and capital markets. In May 2008, Mr. Fordham joined the Company’s management team and has served as Chief Executive Officer since 2014. Mr. Fordham previously served as our President from February 2013 until February 2018. Prior to joining the Company, Mr. Fordham was an executive with Prentiss Properties Trust, a publicly-traded REIT, and its successor, Brandywine Realty Trust (NYSE: BDN), along with Apartment Investment and Management Company (“Aimco”)(NYSE: AIV). Mr. Fordham has a bachelor of business administration from Baylor University and is a member of the National Association of Real Estate Investment Trusts (“Nareit”) and other professional and charitable organizations.

Our board believes that Mr. Fordham’s real estate knowledge and executive leadership experience make him well-suited to serve on our board.

Christie B. Kelly, 57, has served as an independent director since January 2019.  Ms. Kelly served as Executive Vice President and Chief Financial Officer of Jones Lang LaSalle Incorporated (NYSE: JLL), a publicly traded financial and professional services firm specializing in real estate, from July 2013 until October 2018. Prior to her tenure at JLL, Ms. Kelly served as Executive Vice President and Chief Financial Officer of Duke Realty Corporation (NYSE: DRE) from 2009 until June 2013. From 2007 until she joined Duke in 2009, Ms. Kelly served as Senior Vice President, Global Real Estate at Lehman Brothers, where she led real estate equity syndication in the United States and Canada. Prior to that, Ms. Kelly served at General Electric Company (NYSE: GE) from 1983 to 2007 in numerous finance and operational management positions in the United States, Europe and Asia that included responsibility for mergers and acquisitions, business transformation, internal audit and enterprise risk management. Ms. Kelly currently serves on the boards of directors of Kite Realty Group Trust (NYSE: KRG) and Park Hotels & Resorts (NYSE: PK). She also serves as a board member of the Chicago Shakespeare Theater, World Business Chicago and The Executives Club of Chicago. Previously, Ms. Kelly served on the boards of the National Bank of Indianapolis, Butler Business School and Park Tudor School. Ms. Kelly received her Bachelor of Arts degree in Economics from Bucknell University.

Our board believes that Ms. Kelly’s extensive real estate and REIT industry knowledge and experience make her well-suited to serve on our board.

R. Kent Griffin, Jr., 49, has served as an independent director since January 2017.  Mr. Griffin served from 2008 to 2015 as President and Chief Operating Officer of BioMed Realty (formerly NYSE: BMR), a leading provider of real estate for the life science industry.  Mr. Griffin joined BioMed Realty as Chief Financial Officer in 2006.  Previously, Mr. Griffin worked as an investment banker for J.P. Morgan and Raymond James.  Mr. Griffin also served in a variety of attest and advisory positions for Arthur Andersen as part of their real estate services group. Mr. Griffin is a Certified Public Accountant (inactive status), holds an MBA from the University of North Carolina at Chapel Hill, and holds a BSBA from Wake Forest University.  Mr. Griffin is a member of the Board of Advisors for Pilot Mountain Ventures (investment funds).  In addition to serving on the Board of Directors for Charleston Waterkeeper, Mr. Griffin is a member of the Board of Advisors for the Leonard W. Wood Center for Real Estate Studies and is on the Board of Visitors for the Wake Forest University School of Business.

Our board believes that Mr. Griffin’s extensive experience in real estate operations, corporate finance and capital markets make him well-suited to serve on our board.

Dennis J. Martin, 63, has served as an independent director since January 2016.  Mr. Martin was the Chief Financial Officer of Carefree Communities, Inc., a privately-held real estate investment trust that owned and operated manufactured home communities and destination RV resorts, from March 2014 until the company’s sale in June 2016. From 2010 to 2013, Mr. Martin was the Chief Financial Officer of American Residential Communities, a privately-held operator of manufactured home communities. Previously, Mr. Martin served as a Senior Vice President of HCP, Inc. (NYSE: HCP), a fully integrated REIT serving the healthcare industry, from 2008 to 2010, and as a Senior Vice President of Aimco (NYSE: AIV) from 2004 to 2008. Mr. Martin held the positions of Vice President of Investor Relations and Senior Vice President Corporate Planning & Treasurer at ICG Communications Inc. from 1999 to 2002 and was employed for 18 years by Gulf Canada from 1981 to 1999, at the time one of Canada’s largest oil and gas companies, and held the position of Director Strategic Planning and Investor Relations for Gulf Canada and its 72%-owned subsidiary Gulf Indonesia. Mr. Martin currently serves as an independent director of Petro Motion, Inc., a private Canadian company in the oil services sector.

Our board believes that Mr. Martin’s extensive industry and executive experience make him well-suited to serve on our board.

Gregory J. Whyte, 58, has served as an independent director since February 2017.  Mr. Whyte has been involved extensively in the REIT and publicly-traded real estate securities industry since 1987, as both an equity research analyst and, more recently, in investment banking.  From 2007 until 2016, Mr. Whyte was Senior Advisor in the Real Estate Leisure and Lodging Investment Banking group at UBS Securities. Prior to that, he was a Managing Director, Global Head of Real Estate Equity Research at Morgan Stanley (NYSE: MS) from 1991 to 2006 and was consistently named to the annual Institutional Investor All-America Research Team and Greenwich Associates Research Poll.  From 1988 to 1990 Mr. Whyte was a senior research analyst at Lehman Brothers; and for UAL Merchant Bank in South Africa from 1984 to 1987.  He received a Bachelor of Commerce, Business Finance from the University of Natal in 1982, and an Honours Degree, Advanced Business Finance from the University of Natal in 1983.  He has been a member of Nareit since 1988.

Our board believes that Mr. Whyte’s extensive REIT industry knowledge and experience make him well-suited to serve on our board.

Executive Officers

The following is detailed information about each of our executive officers other than Mr. Fordham whose biographical information is included above under “Directors.”

Dallas E. Lucas, 57, is our president and chief operating officer. Mr. Lucas previously served as our chief financial officer and treasurer from May 2014 until February 2018. Prior to joining the Company in May 2014, Mr. Lucas served as chief financial officer of Intrawest ULC (“Intrawest”) from July 2012 to October 2013. Intrawest is a developer and operator of destination resorts. Prior to joining Intrawest, Mr. Lucas was a founding partner of Pacshore Partners, a Los Angeles-based real estate investment company. He also served as chief executive officer and president and as a director of Pacific Office Properties Trust, Inc., a publicly traded REIT, from September 2007 to August 2009. He served as executive vice president and chief financial officer of Maguire Properties, Inc., a publicly traded REIT, from July 2002 to March 2007, and he served as chief financial officer and vice president and as a director of NorthStar Capital Investment Corp. from August 1998 to July 2002. From December 1993 to August 1998, he served as senior vice president and chief financial officer of Crescent Real Estate Equities Inc., a publicly traded REIT (“Crescent”). He began his career as an auditor with Arthur Andersen & Company in 1984 until joining Crescent in 1993. Mr. Lucas has a bachelor of business administration in accounting from the University of Oklahoma.

William J. Reister, 59, is our chief investment officer and executive vice president and previously served as our senior vice president - capital markets. Mr. Reister has over 30 years of experience in the commercial real estate industry, including investment management, finance, acquisitions, dispositions, leasing, property management, accounting and reporting. In November 2009, Mr. Reister joined the Company’s management team to focus exclusively on our finance and investment management matters. From 1996 to 2008, Mr. Reister was a senior officer with Prentiss Properties Trust and its successor, Brandywine Realty Trust, a publicly traded REIT (NYSE: BDN). During his tenure with Prentiss, he was responsible for acquisition, disposition, leasing, asset management and operations activities of its portfolio of office properties located in Dallas, Austin, Houston, Denver and Southern California. Prior to this role, Mr. Reister was a senior corporate finance officer responsible for portfolio level acquisitions and financing. Mr. Reister was also a member of the executive team that formed Prentiss upon its successful initial public offering, which was the culmination of investments of Prentiss Properties Realty Advisors (“PPRA”), of which Mr. Reister was a founding officer. PPRA raised the institutional capital that was invested in what became the core portfolio of Prentiss. Prior to these activities, Mr. Reister was the senior operations controller for Prentiss Properties Limited, a corporate controller for Cadillac Fairview and a senior auditor for PricewaterhouseCoopers LLP. Mr. Reister has a bachelor of business administration in accounting from the University of Texas at Austin and is a former certified public accountant.

Telisa Webb Schelin, 46, is our chief legal officer, executive vice president and secretary. Ms. Schelin is responsible for all legal aspects of the Company, including corporate governance, public company reporting, securities offerings, mergers and acquisitions, lease and contract administration, risk management, litigation management, human resources, employment and benefits matters and finance, real estate and commercial business transactions. Ms. Schelin has over 20 years of experience in corporate, securities and regulatory matters. She joined the Company’s management team in February 2008, after serving as assistant general counsel of an associated company since September 2005. Prior to that, she was in private practice with Gardere Wynne Sewell LLP, where she advised clients on a wide variety of corporate and securities matters. Ms. Schelin is licensed to practice law in Texas and Oklahoma and has a juris doctor with highest honors and a bachelor of arts in political science from the University of Tulsa.

James E. Sharp, 46, is our chief financial officer and treasurer. Mr. Sharp previously served as our chief accounting officer from October 2010 until May 2017 and our executive vice president — capital markets from May 2017 until February 2018. Prior to joining the Company in October 2010, he worked as an auditor in public accounting with Ernst & Young LLP, serving primarily public and private real estate companies, including various REITs, homebuilders, and real estate investment companies, and he held an accounting and finance role with Terrabrook, a national master planned community developer with a portfolio of over 50 residential communities in 20 states. Mr. Sharp has more than 20 years of experience in finance and accounting related to public and private real estate companies. Mr. Sharp is a certified public accountant and has a bachelor of business administration in accounting from the University of Texas at Austin.

Communication with Directors

We have established procedures for stockholders and other interested parties to communicate directly with our board of directors. These parties may contact the board by mail at: Chairman of the TIER REIT, Inc. Audit Committee, 6125 Luther Lane, #105, Dallas, Texas 75225. The chairman of the audit committee receives all communications made by this means and relays all communications to the board of directors.

Code of Business Conduct Policy

Our board of directors has adopted a Code of Business Conduct Policy that, along with the charters adopted by the audit, compensation and nominating committees as well as other Company policies and procedures, including our Corporate Governance Guidelines, provides the framework for our corporate governance. The policy describes ethical and legal principles and applies to all the Company’s employees, as well as all the Company’s officers, directors and contract personnel. A complete copy of the policy can be found at www.tierreit.com. Printed copies are available to any stockholder without charge by writing to us at: Corporate Secretary, 5950 Sherry Lane, Suite 700, Dallas, Texas 75225. We intend to disclose on our website any amendment to, or waiver of, any provision of this policy applicable to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions that would otherwise be required to be disclosed under the rules of the SEC.

Audit Committee

The audit committee is comprised of independent directors, Dennis J. Martin, R. Kent Griffin, Jr. and Gregory J. Whyte, each of whom is “independent” under the independence standards of the New York Stock Exchange (“NYSE”). The audit committee’s primary functions are to assist our board of directors in fulfilling its oversight responsibilities by reviewing the system of internal control that management has established, the audit and financial reporting process, and the financial information to be provided to the stockholders and others.  The audit committee also evaluates and approves the services and fees of our independent registered public accounting firm, periodically reviews the independent registered public accounting firm’s independence, and reviews the Company’s major financial risk exposures and the steps taken to monitor and minimize those exposures. Mr. Martin is the chairman of the audit committee, and our board of directors has determined that each of Messrs. Martin and Griffin is an “audit committee financial expert,” as defined by the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director and officer and each person beneficially owning more than 10% of a registered security of the Company to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all these forms they file. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, other than one Form 3 and one Form 4 for Hannah Wrenn filed on March 12, 2018 and January 28, 2019, respectively, we believe that our officers, directors, and greater than 10% beneficial owners complied with these filing requirements and filed on a timely basis in 2018.

Item 11.                                                  Executive Compensation.

Compensation Discussion and Analysis

Overview

We strive to provide a competitive total compensation package to our named executive officers through a combination of base salary, annual cash incentive compensation, long-term equity incentive compensation, and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation philosophy, objectives, and practices with respect to our chief executive officer, our president and chief operating officer, and the other three most highly-compensated executive officers as of the end of 2018 as determined in accordance with applicable SEC rules, who are collectively referred to as our named executive officers or, in this “Compensation Discussion and Analysis” section, our executives. Our executives are as follows: Scott W. Fordham, chief executive officer; Dallas E. Lucas, president and chief operating officer; James E. Sharp, chief financial officer and treasurer; William J. Reister, chief investment officer and executive vice president; and Telisa Webb Schelin, chief legal officer, executive vice president and secretary.

Executive Summary

2018 was another strong year for the Company and its stockholders.  For the third year in a row, we delivered one of the highest total stockholder returns of any public office REIT.

Source: Factset

Led by the continued execution of our strategic plan, which guides us in our path to value creation and growth, we accomplished our key 2018 objectives that included the following:

•                  we sourced capital through the disposition of five non-core properties during the year and raised approximately $138 million of equity under our ATM program, allowing us to reduce our leverage, increase our liquidity, and support our ability to create significant value through our development program;

•                  we selectively acquired strategic assets including Domain Point and the purchase of our partner’s interest in Domain 8, which expanded our redevelopment opportunities within The Domain by approximately 1.0 million square feet, simplified our structure by exiting a joint venture, and gave us direct access to fast-growing tenants who have expanded further with us in The Domain;

•                  we delivered our Third + Shoal and Domain 11 development projects to tenants for space build out, which comprise approximately 677,000 square feet in total and are 99% leased overall with 100% of the office space leased; and

•                  we furthered our development program by commencing construction of two additional projects in Austin, Texas, including Domain 12 and Domain 10, which comprise approximately 620,000 square feet in total and are over 80% leased today.

In determining the compensation of our executives, our compensation committee made a comprehensive assessment of our 2018 corporate performance and the personal performance of our executives. In light of our significant success in executing our key 2018 objectives and the level of achievement of our objective corporate performance measures and personal performance measures discussed under “—Annual Cash Incentive Compensation” below, our compensation committee approved for each executive a level and mix of pay that it believes reflect our strong pay for performance philosophy.

As discussed under “—Annual Cash Incentive Compensation” below, we considered our successful achievement of certain 2018 objective corporate performance measures and each executive’s role in the significant success we had in achieving our key 2018 objectives in determining annual cash incentive compensation.  For example, as a result of such successes, our compensation committee awarded each executive between 156% and 167% of the established percentages of the executive’s target attributable to the combined objective and personal performance measures in determining cash incentive compensation.

The compensation paid to our executives in light of 2018 performance was generally in line with 2017 primarily as a result of our success in executing on both our 2017 and 2018 key objectives, our corporate performance based on certain objective measures, and the personal performance of our executives as discussed under “—Annual Cash Incentive Compensation.”

Overview of Compensation Philosophy & Objectives

We seek to maintain a total compensation package that we believe provides fair, reasonable, and competitive compensation for our executives while also permitting us the flexibility to differentiate actual pay based on the level of corporate organizational and individual performance. We place significant emphasis on annual and long-term, performance-based incentive compensation, including cash and equity-based incentives, which are designed to reward our executives based on the achievement of corporate and individual goals.

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

•                  provide flexibility and allow for discretion in applying our compensation principles in order to appropriately reflect individual circumstances as well as changing business conditions and priorities; and

•                  motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives and reward them for meeting these objectives.

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

•                  The majority of the total compensation during 2018 for our chief executive officer and other executives was performance-based and at risk:

Determination of Executive Compensation

Our executive compensation programs are administered by the compensation committee of our board of directors. The members of the compensation committee are: R. Kent Griffin, Jr. (Chair) and Richard I. Gilchrist, each of whom is an independent director.

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

As it has done for the past several years, the compensation committee engaged the services of FPL Associates, L.P. (“FPL Associates”), a nationally recognized compensation consulting firm specializing in the real estate industry, to assist in determining competitive executive compensation levels and the programs to implement as part of our 2018 executive compensation program. As part of FPL Associates’ engagement, the compensation committee directed FPL Associates to, among other things, provide competitive market compensation data and make recommendations for pay levels for each component of our executive compensation. In connection with their 2018 engagement, the committee determined that FPL Associates was an independent compensation consultant. During 2018, we paid FPL Associates approximately $30,000 in consulting fees.

It was favorably noted by the compensation committee that our stockholders approved our executive compensation program at the 2018 annual meeting. Holders of approximately 27.5 million shares of our common stock, or approximately 92.8% of the votes cast, voted FOR the advisory vote on executive compensation.

Competitive Benchmark Assessment

A key factor in determining levels of base and incentive compensation is the pay practices of our peer group, which consists of two groups: (1) publicly traded REITs with portfolios that are substantially comparable in asset type and/or portfolio location to the Company and (2) other publicly traded REITs that are substantially comparable in size to the Company.  We use two peer groups because we compete most directly with other office REITs for human capital, investments dollars, etc., but because we are one of the smaller office REITs, we know it is important to also factor in companies of comparable size.  As part of its 2018 engagement, FPL Associates provided competitive market compensation data for peer groups that consisted of the following:

Asset-Based Peer Group
• Brandywine Realty Trust	• Highwoods Properties, Inc.
• Columbia Property Trust, Inc.	• Kilroy Realty Corporation
• Corporate Office Properties Trust	• Mack-Cali Realty Corporation
• Cousins Properties Incorporated	• Piedmont Office Realty Trust, Inc.
Size-Based Peer Group
• CareTrust REIT, Inc.	• Independence Realty Trust, Inc.
• Easterly Government Properties, Inc.	• Ramco-Gershenson Properties Trust
• Franklin Street Properties Corporation	• Summit Properties, Inc.
• Hersha Hospitality Trust	• Terreno Realty Corporation

The Role of Executive Officers in Compensation Decisions

Our chief executive officer consulted with the compensation committee regarding compensation levels for each of our executives (except for himself). Our chief executive officer annually reviews the performance of each of the other executives. Based on this review, he makes compensation recommendations to the compensation committee, including recommendations for performance targets, salary adjustments, annual cash incentive compensation, and long-term equity-based incentive awards. Although the compensation committee considers these recommendations along with data provided by its consultant, if any, it retains full discretion to set all compensation.

Elements of Executive Compensation

Base Salary. Our compensation committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. Subject to our existing contractual obligations, we expect our compensation committee to consider salary levels for our executives annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. For 2018, based on the competitive market compensation data provided by the committee’s consultant, the compensation committee adjusted base salaries for the executives other than Mr. Fordham since no adjustments to base salaries (other than Mr. Sharp) had been made for the three years prior.

The goal of our base salary program is to provide salaries at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary levels also affect the annual cash incentive compensation because each executive’s annual cash incentive target opportunity is expressed as a percentage of base salary. The following items are generally considered when determining base salary levels:

•                  market data provided by the compensation committee’s independent outside consultant;

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

Executive	Objective Performance Measures	Personal Performance
Scott W. Fordham	80%	20%
Dallas E. Lucas	75%	25%
William J. Reister	60%	40%
Telisa Webb Schelin	75%	25%
James E. Sharp	75%	25%

The committee set objective performance measures for the executives and utilized a mix of these objective measures and a subjective review of personal performance for setting 2018 cash incentive compensation. The committee set threshold, target, and maximum levels with respect to each of these measures, which were weighted between 12% and 32%. The following table sets forth information about each performance-based measure for 2018:

Factor	Threshold (50%)	Target (100%)	Maximum (150%)	Actual Performance	Actual Performance Factor
Normalized Funds from Operations Per Share	$1.45	$1.485	$1.52	$1.61	150%
Cash Net Operating Income (at ownership share)(1)(2)	$105.6 million	$111.1 million	$116.7 million	$115.4 million	139%
Year-end Occupancy	87.1%	88.1%	89.1%	89.6%	150%

(1)                                 Cash Net Operating Income (“NOI”) is equal to rental revenue (excluding non-cash revenue items such as straight-line rent and amortization of acquired above- and below-market leases), less property operating expenses, real estate taxes, and property management expenses, as adjusted to include the business interruption proceeds for rental abatement due to the impact of Hurricane Harvey.  For the purpose of measuring this target metric, only cash NOI from properties owned for the entire measurement period is included.

(2)                                 Metric includes our ownership share of our non-wholly-owned properties.

If the threshold level is not satisfied with respect to a particular measure, the actual performance factor would be zero with respect to that factor. If performance exceeds the threshold level but does not satisfy the target level, the actual performance factor would range on a sliding scale between 50% and 100% with respect to that factor. If performance is between the target level and the maximum level, the actual performance factor would range on a sliding scale between 100% and 150% with respect to that factor. The factor used to determine the amount an executive could earn in 2018 in cash incentive compensation was the average of the actual performance factors for each of the performance-based measures, which were weighted between 12% and 32% for each executive. Notwithstanding the formulas described above, our compensation committee retains the discretion and flexibility to increase or decrease the actual performance factor with respect to any particular measure or any particular officer to more appropriately reflect actual performance, market conditions, unanticipated circumstances, and other factors in the committee’s sole discretion. In relation to personal performance, the committee considered each executive’s role in connection with the significant accomplishments of the Company’s key objectives in 2018. Based on the actual performance factors and each executive’s personal performance, the compensation committee awarded each executive between 156% and 167% of the established percentages of the executive’s target attributable to the combined objective performance measures and personal performance.

Long-Term Equity Incentive Compensation. The objective of our long-term equity incentive award program, which is administered through our 2015 Equity Incentive Plan, is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies, as well as to promote a performance-focused culture by rewarding employees, including our executives, based upon the achievements of the Company and individual performance. Our compensation committee believes that equity awards are necessary to successfully attract qualified employees, including the executives, and will continue to be an important incentive for promoting employee retention going forward. The 2018 equity awards of restricted stock and performance-based restricted stock units for the executives were granted by the compensation committee based on the long-term equity incentive program discussed below and were equal to the target equity incentive award set forth in each executive’s Employment Agreement.  Please see “—Employment Agreements” below.

To reinforce our “pay-for-performance” compensation philosophy, the compensation committee continued our long-term equity incentive program (the “Program”), which is a multi-year, performance-based and time-based equity compensation program in 2018.  The purpose of the Program is to further align the interests of management with those of our stockholders by encouraging our executive officers to create stockholder value in a pay-for-performance structure.

Under the Program, participants who are granted an equity award receive 60% of such award in the form of restricted stock units that are subject to performance-based vesting over a three-year period and 40% of such award in the form of shares of restricted stock that are subject to time-based vesting annually over a three-year period.

The performance-based restricted stock units are subject to vesting based on the Company’s annualized total return to stockholders (“TSR”) over a three-year performance measurement period on both an absolute and relative basis.  For example, the performance measurement period for restricted stock units granted in 2018 began on January 1, 2018 and continues through December 31, 2020.  The vesting of one-third of the restricted stock unit award will be based on our achievement of a predetermined absolute TSR, the vesting of one-third of the restricted stock unit award will be based on our TSR relative to the TSR of the constituent companies of the Nareit Office Index (unweighted) on the first day of each performance period, and the vesting of one-third of the restricted stock unit award will be based on our TSR relative to the TSR of a select peer group of companies.

With respect to each of the three metrics described above, the number of restricted stock units that vest over a performance measurement period will be based on a predetermined threshold, target and maximum level of performance of our TSR determined by the compensation committee at the time of each restricted stock unit grant.  The restricted stock units granted annually under the Program will not vest if our TSR during the performance measurement period does not meet the minimum thresholds determined by the compensation committee for such grant.  Participants can receive (1) 50% of the target restricted stock units with respect to each of the three TSR metrics at the threshold level of performance, (2) 100% of the target restricted stock units with respect to each of the three TSR metrics at the target level of performance and (3) 200% of the target restricted stock units with respect to each of the three TSR metrics at the maximum level of performance.  The number of restricted stock units that vest if performance is between the threshold and target levels or between the target and maximum levels with respect to any of the metrics described above will be determined based on linear interpolation.

After the performance measurement period, we will issue to participants a number of shares of our common stock under our 2015 Equity Incentive Plan based on the number of restricted stock units that vest.  In addition, participants will receive additional shares to cover the dividends that would have been paid with respect to the vested restricted stock units calculated as if the restricted stock units were outstanding shares during the performance period and prior to the issuance date of the shares.

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

2015 Equity Incentive Plan

The 2015 Equity Incentive Plan was approved by our board of directors on July 30, 2015 and by our stockholders on December 3, 2015. The 2015 Equity Incentive Plan replaced the 2005 Incentive Award Plan, which expired on March 28, 2015. The 2015 Equity Incentive Plan is administered by our compensation committee. Employees, officers, non-employee directors, and consultants of ours and our subsidiaries are eligible to be granted stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards, dividend equivalent rights, performance share awards and cash-based awards under the 2015 Equity Incentive Plan at the discretion of our compensation committee. We anticipate that providing such persons with interests and awards of this nature will result in a closer alignment of their interests with our own interests and those of our stockholders, thereby motivating their efforts on our behalf and strengthening their desire to remain with the Company.

As of December 31, 2018, we had no outstanding options to purchase shares of our common stock.

As of December 31, 2018, we had 153,568 shares of restricted stock outstanding that were granted to employees, including our executives, with a weighted average grant date fair value of $18.93 per share. Restrictions on outstanding shares of restricted stock lapse based on various lapse schedules and range from January 2019 to December 2020.

As of December 31, 2018, we had 12,910 restricted stock units outstanding that were granted to our independent directors with a weighted average grant date fair value of $23.24 per unit. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (1) separation from service for any reason other than cause; (2) a change in control of the Company; (3) death; or (4) July 2019.

As of December 31, 2018, we had 226,745 restricted stock units outstanding that were granted to our employees with a weighted average grant price of $17.61 per unit. These units vest on dates ranging from December 2019 to December 2020, at which time they will be converted into a number of shares of common stock, which could range from zero shares to 453,490 shares, based on our TSR percentage as compared to three metrics: our TSR on a predetermined absolute basis, the TSR of the constituent companies of the Nareit Office Index (unweighted), and the TSR of a select group of peer companies.

Risk Management

The compensation committee was involved in negotiating each of the employment agreements with our executives. The committee believes that our compensation policies and practices do not encourage our employees to take excessive or unnecessary risks and are not reasonably likely to have a material adverse effect on the Company. The compensation committee considered a variety of factors, including base salary, annual cash incentive compensation, and long-term equity incentive compensation opportunities available to our executives. The committee believes that the combination of those factors should lead to executive and employee behavior that is consistent with our overall objectives and risk profile.

Impact of Regulatory Requirements on Executive Compensation

Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limits the deductibility of compensation of more than $1.0 million paid to any “covered employee” unless certain exceptions are met, primarily relating to “performance-based compensation.” Although certain qualifying “performance-based compensation” was previously exempt from this deduction limit, the recently-exacted Tax Cuts and Jobs Act made certain changes to Section 162(m) of the Code.  Pursuant to such changes, “performance-based compensation” is no longer exempt under Section 162(m) of the Code effective for tax years beginning after December 31, 2017, subject to a transition rule for written binding contracts which were in effect on November 2, 2017, and which were not modified in any material respect on or after such date.

We are continuing to assess the impact of Section 162(m) of the Code on our compensation arrangements; however, we believe that, because we intend to maintain our qualification as a REIT under the Code and pay distributions sufficient to minimize federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) will generally not affect our net income.  In addition, substantially all the services rendered by our executive officers are performed on behalf of Tier Operating Partnership LP (the “Operating Partnership”), of which our wholly owned subsidiary is the sole general partner. The Internal Revenue Service has issued a series of private letter rulings which indicate that compensation paid by an operating partnership to executive officers of a REIT that serves as its general partner is not subject to the limitation under Section 162(m) to the extent such compensation is attributable to services rendered to the Company’s operating partnership. The Operating Partnership, in our case, is disregarded as separate from the Company, and so the reasoning of these private letter rulings may not apply to us.  We have not obtained a ruling on this issue, and commencing in 2010, the Internal Revenue Service stated that it would not issue further rulings on this topic.  To the extent that compensation paid to our executive officers is (or becomes) subject to and does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital.  We do not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder.  For these reasons, the compensation committee’s compensation policy and practices are not directly guided by considerations relating to Section 162(m) of the Code.

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

Section 280G and 4999. Sections 280G and 4999 of the Code limit a company’s ability to deduct, and impose excise taxes on, certain “excess parachute payments” (as defined in Sections 280G and 4999 of the Code and related regulations) paid to each service provider (including an employee or officer) in connection with a change of control of a company (as set forth in Sections 280G and 4999 of the Code and related regulations). The committee considers the potential adverse tax impact of Sections 280G and 4999 of the Code, as well as other competitive factors, in structuring certain post-termination compensation or other compensation that might be payable to our executives and other employees and service providers in connection with a change of control of the Company.

Accounting Rules

We account for stock-based employee compensation (currently restricted stock and restricted stock units) using the fair value-based method of accounting, which requires that the fair value of stock-based employee compensation awards with service conditions be measured at the grant date of the award and amortized into expense over the appropriate vesting period. If an award is forfeited, previously recognized compensation expense related to the forfeited award is reversed, and no additional compensation expense is recognized.

Summary Compensation Table

The following table sets forth the compensation for 2018, 2017 and 2016 paid to our executives:

Name and Principal Position	Year	Salary($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)

Scott W. Fordham	2018	650,000	1,548,924	1,219,920	3,418,844
Chief Executive Officer	2017	650,000	1,280,246	1,144,299	3,074,545
	2016	650,000	1,353,378	1,094,496	3,097,874

Dallas E. Lucas	2018	375,000	812,370	716,063	1,903,433
President and Chief Operating	2017	360,000	709,071	648,155	1,717,226
Officer	2016	360,000	749,566	581,796	1,691,362

William J. Reister	2018	310,000	463,988	466,767	1,240,755
Chief Investment Officer and	2017	300,000	459,883	360,086	1,119,969
Executive Vice President	2016	300,000	486,165	317,220	1,103,385

Telisa Webb Schelin	2018	330,000	454,940	393,834	1,178,774
Chief Legal Officer, Executive Vice	2017	300,000	429,907	337,581	1,067,488
President and Secretary	2016	300,000	454,478	312,165	1,066,643

James E. Sharp	2018	320,000	374,983	356,440	1,051,423
Chief Financial Officer and	2017	284,706	210,858	315,075	810,639
Treasurer	2016	250,000	216,435	173,425	639,860

(1)                                 Reflects the grant date fair value of restricted stock awards and performance restricted stock unit awards, where applicable. For information regarding the valuation of grants of restricted stock made in 2016, 2017 and 2018, see Note 11 (Equity) to the consolidated financial statements in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016, 2017 and 2018, respectively. For the performance restricted stock unit awards granted in 2018, 2017 and 2016, for the performance measurement periods of January 1, 2018 through December 31, 2020, January 1, 2017 through December 31, 2019, and January 1, 2016 through December 31, 2018, respectively, the grant date fair value is calculated based on the probable outcome of the awards.  The maximum values of such performance restricted stock unit awards (excluding any dividend shares) granted in 2018, assuming grant date fair value and the highest level of performance is achieved, are as follows:  Mr. Fordham - $1,839,430, Mr. Lucas - $964,724, Mr. Reister - $551,008, Ms. Schelin - $540,254, and Mr. Sharp - $445,300.  The maximum values of such performance restricted stock unit awards (excluding any dividend shares) granted in 2017, assuming grant date fair value and the highest level of performance is achieved, are as follows:  Mr. Fordham - $1,622,410, Mr. Lucas - $898,587, Mr. Reister - $582,787, Ms. Schelin - $544,784, and Mr. Sharp - $439,070.The maximum values of such performance restricted stock unit awards (excluding any dividend shares) granted in 2016, assuming grant date fair value and the highest level of performance is achieved, are as follows:  Mr. Fordham - $1,768,664, Mr. Lucas - $979,560, Mr. Reister - $635,356, Ms. Schelin - $593,928, and Mr. Sharp - $282,866.

Grants of Plan-Based Awards

The following table provides information on the grants of plan-based awards made to our executives during the fiscal year ended December 31, 2018.

Name and		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards; Number of Shares of	Grant Date Fair Value
Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	of Stock Awards ($)(3)

Scott W. Fordham
Annual Non-Equity Incentive	05/04/18	390,000	780,000	1,170,000
Time-Based Restricted Stock	02/08/18							36,497	629,208
Performance Restricted Stock Units	02/08/18				27,373	54,745	109,490

Dallas E. Lucas
Annual Non-Equity Incentive	05/04/18	225,000	450,000	675,000
Time-Based Restricted Stock	02/08/18							19,142	330,008
Performance Restricted Stock Units	02/08/18				14,356	28,712	57,424

William J. Reister
Annual Non-Equity Incentive	05/04/18	139,500	279,000	418,500
Time-Based Restricted Stock	02/08/18							10,933	188,485
Performance Restricted Stock Units	02/08/18				8,200	16,399	32,798

Telisa Webb Schelin
Annual Non-Equity Incentive	05/04/18	123,750	247,500	371,250
Time-Based Restricted Stock	02/08/18							10,720	184,813
Performance Restricted Stock Units	02/08/18				8,040	16,079	32,158

James E. Sharp
Annual Non-Equity Incentive	05/04/18	112,000	224,000	336,000
Time-Based Restricted Stock	02/08/18							8,836	152,333
Performance Restricted Stock Units	02/08/18				6,627	13,253	26,506

(1)                                     The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” columns reflect the threshold, target, and maximum cash amounts that our named executives were eligible to earn in 2018 under our annual non-equity incentive program. The “Non-Equity Incentive Plan Compensation” column in the “Summary Compensation” table reflects the actual cash amounts earned under this plan for 2018.

(2)                                     The “Estimated Future Payouts Under Equity Incentive Plan Awards” columns reflect the threshold, target and maximum number of shares which may be earned pursuant to performance restricted stock units awarded in 2018 for the performance measurement period from January 1, 2018 through December 31, 2020 without regard to dividend reinvestment.

(3)                                     Reflects the grant date fair value of such restricted stock awards. For information regarding the valuation of grants of restricted stock made in 2018, see Note 11 (Equity) to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding restricted stock awards under our 2015 Equity Incentive Plan and our 2005 Incentive Award Plan that have not vested for each of the executives as of December 31, 2018.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)(3)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(2)(3)
Scott W. Fordham	44,305	914,012	196,183	4,047,255
Dallas E. Lucas	22,270	459,430	105,332	2,172,999
William J. Reister	14,430	297,691	63,719	1,314,523
Telisa Webb Schelin	12,886	265,838	61,114	1,260,782
James E. Sharp	18,425	380,108	49,863	1,028,674

(1)                                 The shares of restricted stock granted prior to December 2015 vest 25% annually over a four-year period following the grant date. All other shares of restricted stock granted vest over a three-year period, with one-third vesting on December 30 of each respective year.

(2)                                 Based on the closing price of our common stock on the NYSE of $20.63 on December 31, 2018.

(3)                                 The number and market or payout value of equity incentive plan awards is based on the amount that would have been earned pursuant to the performance restricted stock unit awards (excluding any dividend shares) granted in 2017 and 2018 for the performance measurement periods from January 1, 2017 through December 31, 2019, and January 1, 2018 through December 31, 2020, respectively, if our performance had continued through the end of the performance period at the same rate as had occurred from the beginning of the performance period through December 31, 2018.

(4)                                 Includes additional shares to cover dividends that would have been paid through December 31, 2018, on unvested restricted stock units.

Stock Vested in Last Fiscal Year

The following table sets forth information with respect to restricted stock and restricted stock unit awards under our 2015 Equity Incentive Plan and our 2005 Incentive Award Plan that vested for each of the executives during the year ended December 31, 2018.

	Stock Awards
Name	Number of Shares of Stock Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Scott W. Fordham	152,710	3,132,681
Dallas E. Lucas	78,698	1,619,505
William J. Reister	55,394	1,134,962
Telisa Webb Schelin	50,170	1,029,396
James E. Sharp	25,527	524,465

(1)                                 Market value realized is based on the closing price of our shares of common stock on the NYSE on the date of vesting.

Employment Agreements

We have employment agreements (collectively, and as amended, the “Employment Agreements”) with each of the following executive officers: Scott W. Fordham, our chief executive officer; Dallas E. Lucas, our president and chief operating officer; William J. Reister, our chief investment officer and executive vice president; Telisa Webb Schelin, our chief legal officer, executive vice president and secretary; and James E. Sharp, our chief financial officer and treasurer. The term of these Employment Agreements ends on August 3, 2021, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term. These agreements were approved by our compensation committee. The compensation committee reviewed market materials related to executive contracts and retained its own legal counsel and independent compensation consultant to, among other things, negotiate the terms of the agreements.

Compensation. During the initial term of each Employment Agreement, we pay each executive an annual base salary, which is set forth in the table below for 2019. However, the base salary is reviewed annually and may not be reduced without the executive’s consent. In addition, during the term of each Employment Agreement, each executive is eligible to receive cash incentive compensation as determined by the compensation committee. Each executive’s target annual incentive compensation is equal to a percentage of his or her base salary, also as set forth below. The cash incentive compensation is predicated on both objective corporate and individual measures to be mutually agreed upon between the executive and the compensation committee. In determining the amount of cash incentive compensation awarded to the executive each year, we take into account the contributions made by the executive for the year in relation to the contributions made and incentive compensation awarded to the other executives for the same year.

Name	Minimum Annual Base Salary for 2019	Target Annual Cash Incentive Compensation (as % of annual base salary)
Scott W. Fordham	$695,000	120%
Dallas E. Lucas	$390,000	120%
William J. Reister	$315,000	90%
Telisa Webb Schelin	$335,000	80%
James E. Sharp	$340,000	80%

During the initial term, each executive is also eligible to receive equity awards under the 2015 Equity Incentive Plan and any other successor plan, at the discretion of the compensation committee. Each executive’s target annual long-term incentive award is equal to a percentage, as set forth in the table below, of the executive’s base salary plus the target annual cash incentive compensation. The amount of each equity award granted to the executive must be reasonable in light of the contributions made, or anticipated to be made, by the executive for the period for which that equity award is made.

Name	Target Annual Long-Term Equity Incentive Award (as % of annual base salary + target annual cash incentive compensation)
Scott W. Fordham	150%
Dallas E. Lucas	100%
William J. Reister	90%

Name	Target Annual Long-Term Equity Incentive Award (as % of annual base salary + target annual cash incentive compensation)
Telisa Webb Schelin	85%
James E. Sharp	85%

Payments Upon Termination or a Change of Control.  Under the Employment Agreements, we are required to provide any earned compensation and other vested benefits to the executives in the event of a termination of employment. In addition, each executive will have the right to additional compensation and benefits depending upon the manner of termination of employment, as summarized below.

During the term of each Employment Agreement, we may terminate the agreement with or without “cause,” defined as, among other things, the executive’s dishonest or fraudulent action, willful misconduct or gross negligence in the conduct of his or her duties to us, or the executive’s material uncured breach of the Employment Agreement. In addition, each executive may terminate his or her Employment Agreement for “good reason,” defined as, among other things, a material breach of the Employment Agreement by us. If we terminate the executive’s employment without “cause,” if the executive’s employment terminates on account of death or disability, or if the executive terminates for “good reason:”

•                  we will pay the executive an amount equal to the product of: (1) a “Severance Multiple,” equal to 2.6 for Mr. Fordham, 2.25 for each of Messrs. Lucas and Reister and Ms. Schelin, and 2.0 for Mr. Sharp; and (2) the sum of: (a) the executive’s base salary and (b) the greater of: (i) the executive’s target annual cash incentive compensation; or (ii) the average of the annual cash incentive compensation received by the executive during the past three completed years of his or her Employment Agreement;

•                  all equity awards with time-based vesting will immediately vest in accordance with their terms, and each equity award with performance vesting will vest at the greater of: (1) the target amount of the award, if applicable; or (2) an amount based on performance from the commencement of the performance period through the date of termination, provided that, if the termination occurs within the first 12 months of the performance period, the award shall be pro-rated by multiplying such award shares by a fraction, the numerator of which shall be the number of days the executive was employed from the commencement of the performance period through the date of termination and the denominator of which shall be 365; and

•                  if the executive was participating in our group medical, vision, and dental plan immediately prior to the date of termination, then we will pay to the executive a lump sum payment equal to: (1) eighteen times the amount of the monthly employer contribution that we made to an insurer to provide these benefits to the executive and his or her dependents in the month immediately preceding the date of termination plus (2) the amount we would have contributed to their health reimbursement arrangement for eighteen months from the date of termination if the executive had remained employed by us.

In the event of a change in control, all equity awards with time-based vesting will immediately vest and each equity award with performance vesting will vest at the greater of: (1) the target amount of the award, if applicable, or (2) an amount based on  performance from the commencement of the performance period through the end of the calendar month immediately preceding the change in control, provided that, if the change in control occurs within the first 12 months of the performance period, the award shall be pro-rated by multiplying such award shares by a fraction, the numerator of which shall be the number of days the executive was employed from the commencement of the performance period through the date of the change in control and the denominator of which shall be 365. Further, if within eighteen months after a change in control, we terminate the executive’s employment without “cause” or the executive terminates his or her employment for “good reason”:

•                  we will pay the executive a lump sum in cash in an amount equal to the product of: (1) the Severance Multiple (defined above for each executive) and (2) the sum of (a) the executive’s current base salary (or the executive’s base salary in effect immediately prior to the change in control, if higher) and (b) the greater of: (i) the executive’s target annual cash incentive compensation or (ii) the average of the annual cash incentive compensation received by the executive during the past three completed years of his or her Employment Agreement; and

•                  if the executive was participating in our group medical, vision, and dental plan immediately prior to the date of termination, then we will pay to the executive a lump sum payment equal to: (1) eighteen times the amount of the monthly employer contribution that we made to an insurer to provide these benefits to the executive and his or her dependents in the month immediately preceding the date of termination plus (2) the amount we would have contributed to their health reimbursement arrangement for eighteen months from the date of termination if the executive had remained employed by us.

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

Potential Payments upon Termination or Change of Control

The following table summarizes the potential cash payments and estimated equivalent cash value of unvested equity awards and other benefits that would be payable to our executives or immediately vest under the terms of their Employment Agreements described above upon termination of those agreements under the various scenarios listed below, assuming the event took place on December 31, 2018 (without regard to any potential reductions required under the Employment Agreements for amounts in excess of Section 280G thresholds):

Name	Without Cause/ For Good Reason(1)	Change-in-Control (Termination Without Cause/ For Good Reason)(1)	Death/Disability(2)

Scott W. Fordham	$9,498,530	$9,498,530	$1,430,000

Dallas E. Lucas	$5,179,971	$5,179,971	$887,163

William J. Reister	$3,255,726	$3,255,726	$589,000

Telisa Webb Schelin	$3,112,077	$3,112,077	$577,500

James E. Sharp	$2,760,044	$2,760,044	$544,000

(1)               Includes the lump sum payment to the executive if he or she was participating in our group medical, vision, and dental plans immediately prior to the date of termination (assuming premiums as of December 31, 2018).

(2)               Excludes the fair value of unvested equity awards that would immediately vest upon the executive’s death or disability pursuant to the terms of restricted stock award agreements.  The fair  value  of  unvested  equity  awards  are  $4,961,267, $2,632,429, $1,612,214, $1,526,620, and $1,408,782,  for Mr. Fordham, Mr. Lucas, Mr. Reister, Ms. Schelin, and Mr. Sharp, respectively.

The amounts described above do not include payment or benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis to salaried employees upon termination of employment, including, but not limited to, accrued vacation.

Directors’ Compensation

We pay each independent director the following annual retainers and per meeting fees. The retainers and meeting fees are paid in cash, quarterly in arrears. Additionally, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending meetings. However, we do not pay any of the fees described herein to any director that also serves as an officer of, or provides consulting services to, the Company.

Retainer for Service as a Director (for up to six meetings)	$45,000
Retainer for Non-Executive Chairman of the Board	$50,000
Retainer for Chairman of the Audit Committee	$15,000
Retainer for Chairman of the Compensation Committee	$15,000
Retainer for Chairman of the Nominating Committee	$7,500
Board Meeting Fee (for in excess of six meetings)	$1,500
Committee Meeting Fee	$1,500
Written Consent (Board or Committee)	$1,000

In addition, each independent director is granted $60,000 of restricted stock units upon his or her election at the annual meeting of stockholders.  Based on the closing price of our common stock on the grant date, each independent director was granted 2,582 restricted stock units following the 2018 annual meeting. These units vest on July 20, 2019, subject to the director’s continued service through such date. Subsequent to the vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (1) separation from service for any reason other than cause; (2) a change in control of the Company; (3) death; or (4) specific dates chosen by the independent directors, which for all of the directors is July 20, 2019.

The following table further summarizes compensation earned by our directors for their service as a director in 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Scott W. Fordham	—	—	—
Richard I. Gilchrist	125,000	60,000	185,000
R. Kent Griffin, Jr.	81,000	60,000	141,000
Thomas M. Herzog	67,500	60,000	127,500
Dennis J. Martin	77,500	60,000	137,500
Gregory J. Whyte	55,000	60,000	115,000

 (1)                              Reflects the grant date fair value of restricted stock units convertible into shares of common stock granted to each independent director during 2018. For information regarding the valuation of grants of restricted stock units, see Note 11 (Equity) to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Pay Ratio Disclosure

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer.  The principal executive officer of our Company is Mr. Fordham.

We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the new required disclosure is to provide a measure of the equitability of pay within the organization.  We are committed to internal pay equity, and our compensation committee monitors the relationship between the pay our principal executive officer receives and the pay our non-executive employees receive.

For fiscal year 2018, Mr. Fordham had total compensation of $3,418,844, as reflected in the Summary Compensation Table above. We calculated that the annual compensation for our median employee, when calculated in the same manner, was $99,950 for 2018.  As a result, Mr. Fordham’s 2018 compensation was approximately 34 times that of the median employee’s compensation.  As of December 31, 2018, we had 92 employees, all full-time employees.

We identified the median employee using the annual base salary and annual cash incentive compensation, as of December 31, 2018, for all individuals who were employed by us on December 31, 2018, the last day of our payroll year.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee during 2018, which consisted of Richard I. Gilchrist, R. Kent Griffin, Jr. and Thomas M. Herzog, served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2018, or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2018, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The compensation committee has certain duties and powers as described in its charter.  The compensation committee is currently comprised of the two independent directors named at the end of this report, each of whom is “independent” under the independence standards of the NYSE. The compensation committee has furnished the following report on executive compensation for the fiscal year ended December 31, 2018.

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis section contained in this Annual Report on Form 10-K (the “CD&A”). Based on this review and the committee’s discussions, the compensation committee has recommended and approved the CD&A included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE:

R. Kent Griffin, Jr., Chairman
Richard I. Gilchrist

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of the Original Form 10-K filing is incorporated by reference into this Item 12.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of April 1, 2019, regarding the beneficial ownership of our common stock by each person known by us to own more than 5% of the outstanding shares of our common stock, each of our directors and director nominees, each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 55,520,525 shares of common stock outstanding as of April 1, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(2)
Directors, Director Nominees and Named Executive Officers
Richard I. Gilchrist(3)	12,183	*
R. Kent Griffin, Jr. (3)	32,152	*
Christie B. Kelly(4)	—	*
Dennis J. Martin(3)	8,562	*
Gregory J. Whyte(3)	4,367	*
Scott W. Fordham(5)	301,245	*
Dallas E. Lucas(6)	142,040	*
William J. Reister(7)	113,426	*
Telisa Webb Schelin(8)	92,421	*
James E. Sharp(9)	64,706	*
All current directors and executive officers as a group (10 persons)	771,102	1.4%
5% Stockholders
The Vanguard Group(10)	5,585,075	10.1%
Blackrock, Inc.(11)	5,213,551	9.4%
Vanguard Specialized Funds — Vanguard Real Estate Index Fund(12)	2,422,524	4.4%

*                             Less than 1%.

(1)                     The address of Mses. Kelly and Schelin and each of Messrs. Gilchrist, Griffin, Martin, Whyte, Fordham, Lucas, Reister and Sharp is c/o TIER REIT, Inc., 5950 Sherry Lane, Suite 700, Dallas, Texas 75225.

(2)                     Beneficial ownership is determined in accordance with the SEC rules that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.  For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding consists of: (1) shares of common stock issuable pursuant to options held by the respective person that may be exercised within 60 days following April 1, 2019 and (2) restricted stock units convertible into shares of common stock upon certain events or at specified future dates within 60 days following April 1, 2019.

(3)                     Does not include 2,582 unvested restricted stock units.

(4)                     Does not include 891 unvested restricted stock units.

(5)                     Includes 71,549 shares of restricted stock and 2,600 shares of common stock owned by Mr. Fordham’s spouse; does not include 151,382 restricted stock units.

(6)                     Includes 31,973 shares of restricted stock; does not include 71,825 restricted stock units.

(7)                     Includes 19,449 shares of restricted stock; does not include 43,910 restricted stock units.

(8)                     Includes 18,666 shares of restricted stock; does not include 42,024 restricted stock units.

(9)                     Includes 26,065 shares of restricted stock; does not include 36,868 restricted stock units.

(10)              Information regarding The Vanguard Group is based solely on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 12, 2019. The Vanguard Group reported sole voting power with respect to 99,442 of such shares, shared voting power with respect to 61,334 of such shares, sole dispositive power with respect to 5,476,154 of such shares and shared investment power with respect to 108,921 of such shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(11)              Information regarding Blackrock, Inc. is based solely on a Schedule 13G/A filed by Blackrock, Inc. with the SEC on February 6, 2019. Blackrock, Inc. reported sole voting power with respect to 5,065,664 of such shares and sole dispositive power with respect to 5,213,551 of such shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, New York 10055.

(12)              Information regarding Vanguard Specialized Funds - Vanguard Real Estate Index Fund is based solely on a Schedule 13G/A filed by Vanguard Specialized Funds - Vanguard REIT Index Fund with the SEC on January 31, 2019.  The address of Vanguard Specialized Funds - Vanguard Real Estate Index Fund is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Independence

Our charter and the rules of the NYSE require a majority of the members of our board of directors to qualify as “independent.” Our charter defines an “independent director” as a director who satisfies the independence requirements under the rules and regulations of the NYSE as in effect from time to time. To qualify under the NYSE independence standards, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us.

Consistent with the NYSE independence standards, our board has reviewed all relevant transactions or relationships between each director and nominee, or any of their family members, and the Company, our management team and our independent registered public accounting firm. The board has concluded that each of Richard I. Gilchrist, R. Kent Griffin, Jr., Christie B. Kelly, Dennis J. Martin and Gregory J. Whyte, a majority of the members of our current board, is “independent” under the independence standards of the NYSE.  In addition, our board has concluded that Thomas M. Herzog, who served as a member of the board in 2018 and until his resignation on January 29, 2019, was “independent” under the independence standards of the NYSE.

Policies and Procedures with Respect to Related Party Transactions

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board reviews all the related party transactions and, as a general rule, any related party transactions must be approved by a majority of the directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction our directors will consider whether the transaction between us and the related party is fair and reasonable to us and, in the case of loans to related parties, no less favorable to us than comparable loans between unaffiliated parties.

Related Party Transactions

Since January 1, 2018, we have not been a participant in any related party transactions that require disclosure in this proxy statement.

Item 14.                                                  Principal Accounting Fees and Services.

We selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ended December 31, 2018.

Audit and Other Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firm of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees(1)	$858,000	$874,500
Audit Related Fees(2)	227,000	216,500
Tax Fees(3)	144,717	102,784
All Other Fees(4)	2,020	2,020
Total Fees	$1,231,737	$1,195,804

(1)                                 Audit fees consist principally of fees for the audit of our annual financial statements, the audit of internal control over financial reporting as of the end of the year and review of our financial statements included in our Quarterly Reports on Form 10-Q.

(2)                                 Audit-related fees consist principally of assistance with audits of subsidiary entities of the Company and review of the Current Reports on Form 8-K filed with the SEC during 2017 and 2018.

(3)                                 Tax fees consist principally of assistance with matters related to tax compliance, tax planning, and tax advice.

(4)                                 Fees associated with certain subscription services associated with research tools.

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

The audit committee approved all the services provided by, and fees paid to, the Deloitte Entities during 2017 and 2018.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules.

List of Documents Filed.

1.                                      Financial Statements

The following documents were previously filed as part of the Original Form 10-K filing:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.                                      Financial Statement Schedules

The following documents were previously filed as part of the Original Form 10-K filing:

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

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
10.8

Form of Restricted Stock Unit Award Agreement for officers and non-employee directors with respect to time-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on December 3, 2015)

10.9

Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.10

Form of Restricted Stock Unit Award Agreement for non-employee directors with respect to time-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 8-K filed on December 3, 2015)

10.11	Form of Restricted Stock Award Agreement under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)
10.12

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.13

First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.14

Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.15

Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.16

Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.17

Fifth Amendment to Employment Agreement, effective as of February 8, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.18

Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.19

Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.20

Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.21

First Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.22

Second Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.23

Third Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.24

Fourth Amendment to Employment Agreement, effective as of February 8, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.25

Fifth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.26

Sixth Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.27

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.28

First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.29

Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.30

Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.31

Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.32

Fifth Amendment to Employment Agreement, effective as of February 8, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.33

Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.34

Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.35

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.36

First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.37

Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.38

Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.39

Fourth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.40

Fifth Amendment to Employment Agreement, effective as of February 8, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.41

Sixth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.42

Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.43

Employment Agreement, dated as of September 1, 2012, by and between Behringer Harvard REIT I, Inc. and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on September 6, 2012)

10.44

First Amendment to Employment Agreement, effective as of May 27, 2014, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on May 27, 2014)

10.45

Second Amendment to Employment Agreement, effective as of January 27, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on February 2, 2015)

10.46

Third Amendment to Employment Agreement, effective as of July 15, 2015, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on July 15, 2015)

10.47

Fourth Amendment to Employment Agreement, effective as of January 26, 2016, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 8-K filed on January 26, 2016)

10.48

Fifth Amendment to Employment Agreement, effective as of February 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 13, 2017)

10.49

Sixth Amendment to Employment Agreement, effective as of May 10, 2017, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-Q filed on May 10, 2017)

10.50

Seventh Amendment to Employment Agreement, effective as of February 8, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 12, 2018)

10.51

Eighth Amendment to Employment Agreement, effective as of August 3, 2018, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-Q filed on August 7, 2018)

10.52

Ninth Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and James E. Sharp (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.53

Second Amended and Restated Credit Agreement, dated as of January 18, 2018, by and among Tier Operating Partnership LP, as Borrower; TIER REIT, Inc., as Parent; and the Financial Institutions party thereto and their assignees as Lenders (previously filed and incorporated by reference to Form 8-K filed on January 24, 2018)

10.54

Second Amended and Restated Guaranty, dated as of January 18, 2018, by TIER REIT, Inc. and the subsidiary guarantors identified on the signature pages thereto in favor of Wells Fargo Bank, National Association in its capacity as Administrative Agent for the Lenders under the Credit Agreement (previously filed and incorporated by reference to Form 8-K filed on January 24, 2018)

21.1	List of Subsidiaries (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)
23.1	Consent of Deloitte & Touche LLP (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)
31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification (previously furnished as an exhibit to Form 10-K filed on February 11, 2019)
101

The following financial information from TIER REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedules (previously furnished as an exhibit to Form 10-K filed on February 11, 2019).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIER REIT, Inc.

Dated: April 16, 2019	By:	/s/ Scott W. Fordham
Scott W. Fordham
Chief Executive Officer and Director