Form 10-Q
period 2019-03-31
TIER REIT INC
filed 2019-05-09
CIK 1176373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $.0001 par value per share	TIER	The New York Stock Exchange

As of April 30, 2019, TIER REIT, Inc. had 55,520,525 shares of common stock, $.0001 par value, outstanding.

TIER REIT, Inc.
FORM 10-Q
Quarter Ended March 31, 2019

PART I
FINANCIAL INFORMATION
Item 1.                                 Financial Statements

TIER REIT, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Real estate
Land	$148,122	$154,422
Land held for development	50,240	36,830
Buildings and improvements, net	1,062,177	1,132,428
Real estate under development	71,412	41,404
Total real estate	1,331,951	1,365,084
Cash and cash equivalents	9,805	30,741
Restricted cash	3,327	6,141
Accounts receivable, net	61,237	67,335
Prepaid expenses and other assets	9,072	11,376
Investments in unconsolidated entities	30,187	32,746
Deferred financing fees, net	2,526	2,756
Lease intangibles, net	95,980	101,372
Total assets	$1,544,085	$1,617,551
Liabilities and equity
Liabilities
Notes payable, net	$661,550	$714,755
Accounts payable and accrued liabilities	63,350	91,548
Acquired below-market leases, net	21,165	22,651
Other liabilities	15,795	11,116
Total liabilities	761,860	840,070
Commitments and contingencies
Equity
Preferred stock, $.0001 par value per share; 17,500,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, none outstanding	—	—
Common stock, $.0001 par value per share; 382,499,000 shares authorized, 55,298,782 and 53,839,766 shares issued and outstanding at March 31, 2019, and December 31, 2018, respectively	6	5
Additional paid-in capital	2,784,317	2,749,106
Cumulative distributions and net loss attributable to common stockholders	(2,002,087)	(1,977,969)
Accumulated other comprehensive income (loss)	(3,617)	3,409
Stockholders’ equity	778,619	774,551
Noncontrolling interests	3,606	2,930
Total equity	782,225	777,481
Total liabilities and equity	$1,544,085	$1,617,551

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Rental revenue	$50,092	$54,143
Expenses
Property operating expenses	11,050	13,155
Real estate taxes	8,101	8,754
Property management fees	63	85
Interest expense	5,759	8,109
Asset impairment losses	937	—
General and administrative	8,945	5,503
Depreciation and amortization	22,903	24,616
Total expenses	57,758	60,222
Interest and other income	154	45
Loss on early extinguishment of debt	(6,025)	(8,988)
Gain on sale of assets	—	12,014
Loss before income taxes, equity in operations of investments, and gain on remeasurement of investment in unconsolidated entities	(13,537)	(3,008)
Provision for income taxes	(234)	(195)
Equity in operations of investments	(446)	287
Gain on remeasurement of investment in unconsolidated entities	—	11,242
Net income (loss)	(14,217)	8,326
Noncontrolling interests	93	64
Net income (loss) attributable to common stockholders	$(14,124)	$8,390

Weighted average common shares outstanding - basic	54,319,635	47,645,050
Weighted average common shares outstanding - diluted	54,319,635	48,299,882

Basic net income (loss) per common share	$(0.26)	$0.18
Diluted net income (loss) per common share	$(0.26)	$0.17

Distributions declared per common share	$0.18	$0.18

Comprehensive income (loss):
Net income (loss)	$(14,217)	$8,326
Other comprehensive income (loss): unrealized gain (loss) on interest rate derivatives	(7,027)	5,438
Comprehensive income (loss)	(21,244)	13,764
Comprehensive loss attributable to noncontrolling interests	94	62
Comprehensive income (loss) attributable to common stockholders	$(21,150)	$13,826

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands, except per share amounts)
(unaudited)

				Cumulative Distributions and Net Loss Attributable to Common Stockholders	Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
	Number of Shares	Par value				Noncontrolling Interests	Total Equity

Three months ended March 31, 2019
Balance at December 31, 2018	53,840	$5	$2,749,106	$(1,977,969)	$3,409	$2,930	$777,481
Net loss	—	—	—	(14,124)	—	(93)	(14,217)
Issuance of common stock, net	1,442	1	34,480	—	—	—	34,481
Unrealized loss on interest rate derivatives	—	—	—	—	(7,026)	(1)	(7,027)
Share based compensation, net	17	—	731	—	—	51	782
Contributions by noncontrolling interests	—	—	—	—	—	721	721
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(9,994)	—	—	(9,994)
Noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance at March 31, 2019	55,299	$6	$2,784,317	$(2,002,087)	$(3,617)	$3,606	$782,225

Three months ended March 31, 2018
Balance at December 31, 2017	47,623	$5	$2,609,540	$(1,936,960)	$4,218	$768	$677,571
Cumulative effect of a change in accounting principle	—	—	—	635	825	—	1,460
Balance at January 1, 2018	47,623	$5	$2,609,540	$(1,936,325)	$5,043	$768	$679,031
Net income	—	—	—	8,390	—	(64)	8,326
Unrealized gain on interest rate derivatives	—	—	—	—	5,436	2	5,438
Share based compensation, net	33	—	748	—	—	43	791
Contributions by noncontrolling interests	—	—	—	—	—	2,603	2,603
Distributions declared:
Common stock ($0.18 per share)	—	—	—	(8,626)	—	—	(8,626)
Noncontrolling interests	—	—	—	—	—	(3)	(3)
Balance at March 31, 2018	47,656	$5	$2,610,288	$(1,936,561)	$10,479	$3,349	$687,560

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income (loss)	$(14,217)	$8,326
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Asset impairment losses	937	—
Gain on sale of assets	—	(12,014)
Gain on remeasurement of investment in unconsolidated entities	—	(11,242)
Loss on early extinguishment of debt	6,025	8,988
Amortization of restricted shares and units	1,020	1,000
Depreciation and amortization	22,903	24,616
Amortization of lease intangibles	(171)	(63)
Amortization of above- and below-market rent	(1,486)	(1,276)
Amortization of deferred financing fees	348	404
Equity in operations of investments	446	(287)
Ownership portion of fees from unconsolidated entities	15	48
Distributions from investments	—	10
Change in accounts receivable	1,492	644
Change in prepaid expenses and other assets	843	911
Change in lease commissions	(1,478)	(1,130)
Change in other lease intangibles	(22)	4
Change in accounts payable and accrued liabilities	(27,416)	(21,510)
Change in other liabilities	(285)	508
Cash used in operating activities	(11,046)	(2,063)

Cash flows from investing activities
Escrow deposits	—	(3,000)
Return of investments	—	1,711
Purchases of real estate	(18,691)	(98,875)
Investments in unconsolidated entities	2,098	(409)
Capital expenditures for real estate	(14,474)	(8,526)
Capital expenditures for real estate under development	(20,384)	(18,211)
Proceeds from sales of assets	71,522	141,391
Insurance proceeds for capital expenditures	1,605	—
Cash provided by investing activities	21,676	14,081

Cash flows from financing activities
Financing costs	—	(3,178)
Proceeds from notes payable	65,000	702,000
Payments on notes payable	(118,654)	(700,384)
Payments for early extinguishment of debt	(5,694)	(3,632)
Issuance of common stock	35,003	—
Costs associated with issuance of common stock	(522)	—
Transfer of common stock	(238)	(210)
Distributions paid to common stockholders	(9,994)	(8,626)
Distributions paid to noncontrolling interests	(2)	(3)
Contributions from noncontrolling interests	721	2,453
Cash used in financing activities	(34,380)	(11,580)

Net change in cash, cash equivalents, and restricted cash	(23,750)	438
Cash, cash equivalents, and restricted cash at beginning of period	36,882	22,310
Cash, cash equivalents, and restricted cash at end of period	$13,132	$22,748

See Notes to Condensed Consolidated Financial Statements.

TIER REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.             Business

Organization

TIER REIT, Inc. is a publicly traded (NYSE: TIER), self-managed, Dallas-based real estate investment trust focused on owning quality, well-managed commercial office properties in dynamic markets throughout the U.S. As used herein, “TIER REIT,” “TIER,” the “Company,” “we,” “us,” or “our” refers to TIER REIT, Inc. and its subsidiaries unless the context otherwise requires.

TIER REIT’s vision is to be the premier owner and operator of best-in-class office properties in TIER1 submarkets, which are primarily higher density and amenity-rich locations within select, high-growth metropolitan areas that offer a walkable experience to various amenities. Our mission is to provide unparalleled, TIER ONE Property Services to our tenants and outsized total return through stock price appreciation and dividend growth to our stockholders. TIER REIT was incorporated in June 2002 as a Maryland corporation and has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As of March 31, 2019, we owned interests in 17 operating office properties and two development properties. Our operating properties are located in five markets throughout the United States.

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

2.             Basis of Presentation and Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on February 11, 2019.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018, and condensed consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the periods ended March 31, 2019 and 2018, have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2019, and December 31, 2018, and our results of operations and our cash flows for the periods ended March 31, 2019 and 2018.  These adjustments are of a normal recurring nature.

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Proposed Merger

On March 25, 2019, we announced our entry into a definitive merger agreement (the “Merger Agreement”) with Cousins Properties Incorporated (“Cousins”), and Murphy Subsidiary Holdings Corporation, a wholly-owned subsidiary of Cousins (“Merger Sub”), to combine in a 100% stock-for-stock transaction (the “Merger”). Under the terms of the agreement, Cousins will issue 2.98 shares of newly issued common stock in exchange for each share of TIER common stock. The all-stock merger is intended to qualify as a tax-free “reorganization” for U.S. federal income tax purposes. Upon closing, Cousins and TIER stockholders will own approximately 72% and 28% of the combined company’s stock, respectively. The transaction is subject to customary closing conditions, including receipt of the approval of both Cousins and TIER stockholders. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.

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

Real Estate

The following is a summary of our buildings and improvements and related lease intangibles as of March 31, 2019, and December 31, 2018 (in thousands):

		Lease Intangibles
		Assets	Liabilities
			Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of March 31, 2019
Cost	$1,500,620	$162,091	$(60,043)
Less: accumulated depreciation and amortization	(438,443)	(66,111)	38,878
Net	$1,062,177	$95,980	$(21,165)

		Lease Intangibles
		Assets	Liabilities
			Acquired Below-Market Leases
	Buildings and Improvements	Other Lease Intangibles
as of December 31, 2018
Cost	$1,574,653	$170,824	$(60,509)
Less: accumulated depreciation and amortization	(442,225)	(69,452)	37,858
Net	$1,132,428	$101,372	$(22,651)

We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the tenants’ respective initial lease terms and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  The estimated remaining average useful lives for acquired lease intangibles range from an ending date of April 2019 to an ending date of November 2027.

Anticipated amortization associated with acquired lease intangibles for each of the following five years is as follows (in thousands):

April 2019 - December 2019	$5,386
2020	$6,141
2021	$4,899
2022	$4,197
2023	$3,634

Impairment of Real Estate-Related Assets

For our consolidated real estate assets, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value. Our process to estimate the fair value of an asset involves using bona fide purchase offers or the expected sales price of an executed sales agreement, which would be considered Level 1 or Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate projected cash flows and a risk-adjusted rate of return that we believe would be used by a third party market participant in estimating the fair value of an asset. This is considered a

Level 3 assumption within the fair value hierarchy. These projected cash flows are prepared internally by the Company’s asset management professionals and are updated quarterly to reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s Chief Financial Officer, Chief Accounting Officer, and Managing Director - Asset Management review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions, which are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the real estate investment. We recorded an impairment charge of approximately $0.9 million for the three months ended March 31, 2019, related to final closing costs for properties that were impaired in 2018, and sold in 2019. We had no impairment charges for the three months ended March 31, 2018.

For our unconsolidated real estate assets, at each reporting date we compare the estimated fair value of our investment to the carrying amount.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other an other-than-temporary decline.  We had no impairment charges related to our investments in unconsolidated entities for the three months ended March 31, 2019 or 2018.

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

Hurricane Harvey

In August 2017, One & Two Eldridge Place and Three Eldridge Place (collectively known as the “Eldridge Properties”), located in Houston, Texas, experienced flood-related damage as a result of Hurricane Harvey and its aftermath. By early January 2018, all of the properties were fully operational. We carry comprehensive property, casualty, flood, and business interruption insurance that we anticipate will cover our losses at the properties, subject to a deductible. The Eldridge Properties were sold in January 2019.

As of March 31, 2019, we have an insurance recovery receivable of $4.4 million in “accounts receivable, net” on our condensed consolidated balance sheet for the estimated net book value of damaged assets and the restoration expenses incurred because we determined the insurance proceeds were probable of receipt.

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

The following is a summary of our cash, cash equivalents, and restricted cash total as presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$9,805	$10,183
Restricted cash	3,327	12,565
Total cash, cash equivalents, and restricted cash	$13,132	$22,748

Accounts Receivable, net

The following is a summary of our accounts receivable, net as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Straight-line rental revenue receivable	$52,267	$51,912
Insurance receivable	4,358	9,680
Tenant receivables	2,767	5,572
Non-tenant receivables	1,845	821
Allowance for doubtful accounts	—	(650)
Total	$61,237	$67,335

As of March 31, 2019, our lease related receivables, which includes tenant receivables and straight-line rental revenue receivables, are reduced for credit losses as a reduction to rental revenue. Management assesses collectability based on its judgment of whether a tenant may or may not meet its financial obligations and reduces these receivables to an amount it believes is collectible.
As of December 31, 2018, prior to the adoption of the leasing standard, our allowance for doubtful accounts was an estimate based on management’s evaluation of accounts where it determined that a tenant may not meet its financial obligations. In these situations, management used its judgment, based on the facts and circumstances, and recorded a reserve for that tenant against amounts due to reduce the receivable to an amount it believed was collectible. These reserves were reevaluated and adjusted as additional information became available.

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

For unconsolidated investments that have properties under development, we capitalize interest expense to our investment basis using our weighted average interest rate of consolidated debt. Capitalization begins when we are engaged in the activities necessary to get the property ready for its intended use. We cease capitalization when the development is completed and ready for its intended use or if the intended use changes such that capitalization is no longer appropriate. For the three months ended March 31, 2018, we capitalized interest incurred of approximately $0.3 million for unconsolidated entities with properties under development, which is included in our investments in unconsolidated entities on our condensed consolidated balance sheets. We had no unconsolidated properties under development in 2019.

Noncontrolling Interests

Noncontrolling interests consist of our third-party partners’ proportionate share of equity in certain consolidated real estate properties and restricted stock units issued to our independent directors.

Lessee Accounting
We have land that is subject to long-term ground leases, and we lease surface parking lots and parking spaces, all of which provides parking to our office tenants at certain properties. Additionally, we lease office equipment. In addition to evaluating whether a contractual arrangement contains or is a lease at lease inception, we evaluate lease classification at lease commencement. Our operating leases generally contain fixed payment terms. Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date and calculated as the present value of lease payments over the respective lease term.
Management utilizes significant judgment and assumptions in assessing whether a contract contains a lease as defined by the accounting standard and also in determining the amount of the ROU asset and lease liability. The discount rate used to calculate the present value of our lease liability is evaluated for each lease at commencement. Since the implicit rate is not readily determinable for our leases, we use our incremental borrowing rate based on the information available at the commencement date. Additionally, the lease term used in our determination of the lease liability is based on our assessment of whether we will exercise extension and termination options as provided by the leases.
Revenue Recognition

Our rental revenue primarily consists of revenue generated from leases. We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Certain of our leases are subject to variable payment terms in which payments are periodically increased on the basis of increases in the Consumer Price Index (“CPI”). Changes to the CPI are not estimated as part of the related straight-line rent revenue and are recognized in the period in which the revenue is generated. Additionally, certain of our tenant leases contain options to extend or terminate the lease term. We do not include these extensions or termination options in our assessment of lease terms unless we are reasonably certain the tenant will exercise these options.
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
3.            New Accounting Pronouncements
New Accounting Pronouncements to be Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance that requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

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

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued updated guidance that sets out revised principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet.  The guidance modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases.  The guidance also makes changes to lessor accounting and reporting, specifically the classification of lease components and non-lease components, such as services provided to tenants.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We adopted this guidance on January 1, 2019, using the cumulative effect method in the period of adoption under the transition option provided by the standard. The adoption did not result in a cumulative catch-up adjustment to our opening cumulative distributions and net loss attributable to common stockholders. Upon adoption, we elected the package of practical expedients for all existing leases as of January 1, 2019, which permits us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the adoption date. We also elected, as a lessor, the practical expedient to not separate non-lease components from associated lease components. Our non-lease components include common area maintenance and utilities services provided to tenants. We met the criteria to elect this expedient since we concluded (1) the pattern and transfer of such services and the associated lease component (i.e., rent) are the same and (2) the lease component (i.e., rent), if accounted for separately, would be classified as an operating lease. Therefore, non-lease components are accounted as part of the related lease component, which is the predominant component, under the leasing standard.
Upon adoption of the standard, as a lessee, we recognized right-of-use assets recorded within “prepaid expenses and other assets” of approximately $2.2 million and corresponding operating lease liabilities recorded within “other liabilities” of approximately $2.2 million on our condensed consolidated balance sheet related to our ground leases and surface parking lot operating leases. As a lessor, our recognition of rental income remained substantially the same with previous guidance; however, the treatment of initial direct costs has changed upon adoption. Certain external legal fees related to the successful execution of lease agreements that were previously capitalized are required to be expensed as incurred under the new accounting standard.
In June 2018, the FASB issued updated guidance that is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. We adopted this guidance on January 1, 2019, and the adoption did not have a material impact on our financial statements.

4.           Real Estate Activities

Dispositions of Real Estate
The following table presents our sales of real estate for the three months ended March 31, 2019 (in thousands):

Property Name	Date of Disposition	Location	Rentable Square Footage	Contract Sale Price	Proceeds from Sale
Eldridge Properties (1)	01/31/19	Houston, TX	824	$78,400	$71,522
_________________
(1) Consists of two properties, One & Two Eldridge Place and Three Eldridge Place.
Properties that have been sold or disposed contributed net loss of approximately $0.8 million and net income of approximately $0.2 million to our net income (loss) for the three months ended March 31, 2019 and 2018, respectively. These amounts include impairment losses and exclude any gains related to the sales or other dispositions of these properties.

Acquisition of Real Estate
On February 27, 2019, we acquired a 95% interest in 3354 Peachtree Road, an approximate three-acre land site located in Atlanta, Georgia. The total purchase price of the joint venture transaction was approximately $14.2 million (at 100%).

5.             Real Estate Under Development

When we are engaged in activities to get a potential development ready for its intended use, we capitalize interest, property taxes, insurance, ground lease payments, and direct construction costs. For the three months ended March 31, 2019, we capitalized a total of approximately $30.5 million, including approximately $1.0 million of interest. For the three months ended March 31, 2018, we capitalized a total of approximately $21.8 million, which included approximately $0.8 million of interest. These costs are classified as real estate under development on our condensed consolidated balance sheets until such time that the development is complete.

6.             Investments in Unconsolidated Entities

We participate in real estate ventures for the purpose of acquiring and developing office properties in which we may or may not have a controlling financial interest. Our investments in unconsolidated entities consist of our noncontrolling interests in certain properties that are accounted for using the equity method of accounting.

The following is a summary of our investments in unconsolidated entities as of March 31, 2019, and December 31, 2018 (dollar amounts in thousands):

		Ownership Interest		Unconsolidated Investment Balance
Entity Name	Property	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
208 Nueces Street, LLC (1)(2)	Third + Shoal	47.50%	47.50%	$30,187	$32,746
_________________

(1)
We evaluate our investments in unconsolidated entities in order to determine if they are variable interest entities (“VIEs”). Based on our assessment, we identified this entity as a VIE, but we are not the primary beneficiary, as we do not have the power to direct the activities that most significantly impact the economic performance of this entity. For VIEs in which we are not deemed to be the primary beneficiary, we continue to account for them using the equity method. The maximum amount of exposure to loss with respect to this VIE is the carrying amount of our investment and any debt guaranteed by us. As of March 31, 2019, and December 31, 2018, Tier OP guaranteed 25% of the construction loan of 208 Nueces Street, LLC, as discussed below in “Guarantees.” At March 31, 2019, our VIE had total assets of approximately $154.2 million and total liabilities of approximately $99.6 million. At December 31, 2018, our VIE had total assets of approximately $140.6 million and total liabilities of approximately $85.2 million.

(2)
Our investments in unconsolidated entities at March 31, 2019, and December 31, 2018, include basis adjustments that total approximately $4.2 million and $6.4 million, respectively. Basis adjustments represent the aggregate difference between our historical cost basis and our equity basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differences occur from impairment of investments and upon the transfer of assets that were previously owned by us into a joint venture. In addition, capitalized interest and certain acquisition, transaction, and other costs may not be reflected in the net assets at the joint venture level.

Our equity in operations of investments represents our proportionate share of the combined earnings and losses of our investment for the period of our ownership. For the three months ended March 31, 2019 and 2018, we recorded approximately $0.4 million of loss and approximately $0.3 million of income, respectively, for our share of equity in operations from our investments in unconsolidated entities.

Guarantees

The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of March 31, 2019, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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

As of March 31, 2019, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million is our maximum exposure related to the payment guarantee. As of March 31, 2019, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $73.5 million, of which we estimate approximately $18.4 million is our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of March 31, 2019, in the event we become legally obligated to perform under the payment guarantee, the collateral in 208 Nueces Street, LLC should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
7.          Notes Payable, net

Our notes payable, net were approximately $661.6 million and $714.8 million as of March 31, 2019, and December 31, 2018, respectively. As of March 31, 2019, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $72.0 million. As of March 31, 2019, the stated annual interest rates on our outstanding debt, ranged from approximately 3.06% to 4.24%. As of March 31, 2019, the effective weighted average interest rate for our debt is approximately 3.45%.

Our loan agreements generally require us to comply with certain reporting and financial covenants. As of March 31, 2019, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt has maturity dates that range from January 2022 to January 2025. The following table provides information regarding the timing of principal payments of our notes payable, net, as of March 31, 2019 (in thousands):

Principal payments due in:
April 2019 - December 2019	$—
2020	—
2021	—
2022	297,000
2023	66,000
2024 and Thereafter	300,000
Less: unamortized debt issuance costs (1)	(1,450)
Notes payable, net	$661,550
________________

(1)
Excludes approximately $2.5 million of unamortized debt issuance costs associated with the revolving line of credit because these costs are presented as an asset on our condensed consolidated balance sheets.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2019, we had approximately $575.0 million in borrowings outstanding under the term loans and $22.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $302.4 million under the facility as a whole. As of March 31, 2019, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.36%.

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

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis, which equals book value, by level within the fair value hierarchy as of March 31, 2019, and December 31, 2018 (in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Total Fair Value
Description
March 31, 2019
Derivative financial instruments:
Assets	$4,434	$—	$4,434	$—
Liabilities	$(8,050)	$—	$(8,050)	$—

December 31, 2018
Derivative financial instruments:
Assets	$7,751	$—	$7,751	$—
Liabilities	$(4,340)	$—	$(4,340)	$—

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

During the three months ended March 31, 2019, we recorded additional impairment loss of approximately $0.9 million for properties that were impaired in 2018, and sold in 2019. We had approximately $41.6 million in impairment losses during the year ended December 31, 2018, for properties assessed for impairment due to the disposition of a property and changes in management’s estimate of the intended hold periods of certain of our properties.

The following table summarizes the assets that were measured at fair value and impaired during the three months ended March 31, 2019, and the year ended December 31, 2018 (in thousands):

		Basis of Fair Value Measurements
Description	Fair Value of Assets at Impairment	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
for the three months ended March 31, 2019
Real estate	$69,544	$—	$69,544	$—	$(937)

for the year ended December 31, 2018
Real estate	$97,544	$—	$97,544	$—	$(41,564)

Financial Instruments not Reported at Fair Value

Financial instruments held at March 31, 2019, and December 31, 2018, but not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable and accrued liabilities, and other liabilities. With the exception of notes payable, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for notes payable have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the fair value hierarchy.

Carrying amounts of our notes payable and the related estimated fair value as of March 31, 2019, and December 31, 2018, are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$663,000	$663,135	$716,654	$718,505
Less: unamortized debt issuance costs	(1,450)		(1,899)
Notes payable, net	$661,550		$714,755

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

The following table summarizes the notional values of our derivative financial instruments (in thousands) as of March 31, 2019. The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2019, but do not represent exposure to credit, interest rate, or market risks.

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

The table below presents the fair value of our derivative financial instruments, included in “prepaid expenses and other assets” and “other liabilities” on our condensed consolidated balance sheets, as of March 31, 2019, and December 31, 2018 (in thousands):

Derivatives Designated as Hedging Instruments:	Derivative Assets		Derivative Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Interest rate swaps	$4,434	$7,751	$(8,050)	$(4,340)

The tables below present the effect of the change in fair value of derivative financial instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

Derivatives in Cash Flow Hedging Relationship

	Gain (loss) recognized in OCI on derivatives
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Interest rate swaps	$(7,027)	$5,438

	Loss reclassified from OCI into income
	For the Three Months Ended
Location	March 31, 2019	March 31, 2018
Interest expense (1)	$1,020	$159
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

	For the Three Months Ended
Location	March 31, 2019	March 31, 2018
Interest expense	$5,759	$8,109

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. We estimate that approximately $2.3 million will be reclassified as a decrease to interest expense over the next twelve months ending March 31, 2020.

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

10.          Commitments and Contingencies

As of March 31, 2019, we had commitments of approximately $29.4 million for future tenant improvements and leasing commissions.

We have employment agreements with our five named executive officers.  The term of each employment agreement ends on August 3, 2021, provided that the term will automatically continue for an additional one-year period unless either party provides 60 days written notice of non-renewal prior to the expiration of the initial term.  The agreements provide for lump sum payments and an immediate lapse of restrictions on compensation received under the long-term incentive plan upon termination of employment without cause.  As a result, in the event we terminated all of these agreements without cause as of March 31, 2019, we would have recognized approximately $19.1 million in related compensation expense.

11.          Equity

Stock Plans

Our 2015 Equity Incentive Plan allows for, and our 2005 Incentive Award Plan allowed for, equity-based incentive awards to be granted to our employees, non-employee directors, and key persons as detailed below:

Restricted stock units held by independent directors. We have outstanding restricted stock units (“RSUs”) held by our independent directors. These units vest 13 months after the grant date. Subsequent to vesting, the restricted stock units will be converted to an equivalent number of shares of common stock upon the earlier to occur of the following events or dates: (i) separation from service for any reason other than cause; (ii) a change in control of the Company; (iii) death; or (iv) a date ranging from July 2019 to February 2020, depending on the director. Expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of outstanding RSUs held by our independent directors as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	12,910	$23.24	19,672	$17.03
Issued	891	$22.45	—	$—
Converted	(2,582)	$23.24	(1,917)	$18.27
Outstanding at the end of the period (1)	11,219	$23.18	17,755	$16.90
_____________

(1)	As of March 31, 2019, none of the RSUs held by our independent directors are vested.

Restricted stock units held by employees. We have outstanding RSUs held by employees. These units vest from December 2019 to December 2021 at which time the units will be converted into a number of shares of common stock, which could range from zero shares to 200% of the issued number of units. The actual number of shares of common stock issued will be based on our total stockholder return (“TSR”) percentage as compared to three metrics: our annualized TSR on a predetermined absolute basis, the TSR of the constituent companies of the Nareit Office Index (unweighted), and the TSR of a select group of peer companies.

The following is a summary of the number of outstanding RSUs held by our employees as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Units	Weighted Average Price per unit	Units	Weighted Average Price per unit
Outstanding at the beginning of the year	226,745	$17.61	208,620	$16.59
Issued	119,264	$23.76	129,188	$17.24
Outstanding at the end of the period	346,009	$19.73	337,808	$16.84

Compensation cost is measured at the grant date, based on the estimated fair value of the award (ranging from $16.80 per unit to $27.79 per unit) as determined by a Monte Carlo simulation-based model using the assumptions outlined in the table below. Any forfeitures of awards are recognized as they occur.

Assumption	Value
Expected volatility	23% - 26%
Risk-free interest rate	1.53% - 2.48%
Expected term	35 months
Expected dividend yield	3.6% - 4.3%
Restricted stock. We have outstanding restricted stock held by employees. Restrictions on outstanding shares lapse based on various lapse schedules and range from December 2019 to December 2021. Compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the service period based on a tiered lapse schedule. Any forfeitures of awards are recognized as they occur.

The following is a summary of the number of shares of restricted stock outstanding as of March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Shares	Weighted Average Price per share	Shares	Weighted Average Price per share
Outstanding at the beginning of the year	153,568	$18.93	180,791	$20.47
Issued	103,545	$23.76	125,558	$17.24
Forfeitures	(10,205)	$16.92	—	$—
Restrictions lapsed	(25,165)	$26.88	(41,062)	$26.23
Outstanding at the end of the period	221,743	$20.37	265,287	$18.05

For the three months ended March 31, 2019 and 2018, we recognized a total of approximately $1.0 million, for compensation expense related to the amortization of all of the equity-based incentive awards outlined above. As of March 31, 2019, the total remaining compensation cost on unvested awards was approximately $8.1 million, with a weighted average remaining contractual life of approximately 1.6 years.

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
The following table provides certain details of sales under our ATM Programs for the three months ended March 31, 2019 (dollars in thousands). There were no sales for the three months ended March 31, 2018.

	Number of Shares Issued	Gross Proceeds	Commissions	Issuance Costs	Net Proceeds
May 2017 ATM Program	316,969	$7,718	$(96)	$(21)	$7,601
August 2018 ATM Program	1,125,000	27,285	(341)	(64)	26,880
Total	1,441,969	$35,003	$(437)	$(85)	$34,481
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
12.    Revenue

We recognize rental income generated from all leases of consolidated real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenue due to straight-line rent adjustments for the three months ended March 31, 2019 and 2018, was approximately $3.9 million and $0.5 million, respectively.  When a tenant exceeds its tenant improvement allowance, this amount is reimbursed to us and recorded as a deferred rent liability, which is recognized as rental revenue over the life of the lease. The total net increase to rental revenue due to this deferred rent for the three months ended March 31, 2019 and 2018, was approximately $0.4 million and $0.4 million, respectively. Our rental revenue also includes amortization of acquired above- and below-market leases.  The total net increase to rental revenue due to the amortization of acquired above- and below-market leases for the three months ended March 31, 2019 and 2018, was approximately $1.5 million and $1.3 million, respectively. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.  We recognized no lease termination fees for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized lease termination fees of approximately $0.3 million.

Included in our rental revenue is parking income of approximately $2.1 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively, which represents revenue from contracts with customers. We had no significant development fee income for the three months ended March 31, 2019 or 2018.

Accounts receivables from contracts with customers were approximately $0.8 million and $0.7 million as of March 31, 2019, and December 31, 2018, respectively.
13.    Leasing Activity

As Lessor
Our primary source of rental income is generated from our operating leases of office space and is included in “rental revenue” on our condensed consolidated statement of operations and comprehensive income (loss). Our leases with tenants are classified as operating leases. The weighted average remaining lease term for existing leases as of March 31, 2019, was approximately 5.9 years.
After the adoption of new accounting guidance related to leasing, future minimum base rental payments due to us under these non-cancelable operating leases in effect as of March 31, 2019, are as follows (in thousands):

as of March 31, 2019	Amount
April 2019 - December 2019	$91,882
2020	122,165
2021	106,007
2022	97,046
2023	86,093
2024 and thereafter	284,895
Total	$788,088

Prior to adoption of new accounting guidance related to leasing, future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2018, were as follows (in thousands):

as of December 31, 2018	Amount
2019	$131,871
2020	127,275
2021	108,955
2022	99,782
2023	88,138
2024 and thereafter	294,965
Total	$850,986

As Lessee
We have land that is subject to long-term ground leases, and we lease surface parking lots and parking spaces, all of which provides parking to our office tenants at certain properties. Additionally, we lease office equipment. These leases are classified as operating leases under relevant accounting guidance. As of March 31, 2019, we had operating lease ROU assets of approximately $2.0 million recorded within “prepaid expenses and other assets” and corresponding operating lease liabilities of approximately $2.0 million recorded within “other liabilities” on our condensed consolidated balance sheet. Total rent expense for our operating leases was approximately $0.2 million for the three months ended March 31, 2019. Cash paid related to our operating lease liabilities totaled approximately $0.2 million for the three months ended March 31, 2019, and is included in cash used in operating activities on our condensed consolidated statement of cash flows.
The weighted average discount rate used to measure the ROU assets and lease liabilities for our operating leases was approximately 4.0% as of March 31, 2019. Our surface parking lot and parking space leases provide extension options. We did not recognize these extension options in the ROU assets and lease liabilities related to these leases, since we determined it is not reasonably certain that we will exercise them as we consider other parking alternatives for those properties. The weighted average remaining lease term for our operating leases was approximately 3.0 years as of March 31, 2019. Additionally, we have elected as an accounting policy not to recognize short-term leases (i.e., leases with a lease term of 12 months or less), on our condensed consolidated balance sheet. As of March 31, 2019, we have no short-term leases and therefore no lease costs associated with short-term leases for the three months ended March 31, 2019.
After the adoption of new accounting guidance related to leasing, future minimum base rental payments payable by us under these non-cancelable operating leases in effect at March 31, 2019, are as follows (in thousands):

as of March 31, 2019	Amount
April 2019 - December 2019	$623
2020	715
2021	462
2022	175
2023	117
2024 and thereafter	—
Total	$2,092
Less: discount	(135)
Total operating lease liabilities	$1,957

Prior to adoption of new accounting guidance related to leasing, future minimum base rental payments payable by us under these non-cancelable leases in effect as of December 31, 2018, were as follows (in thousands):

as of December 31, 2018	Amount
2019	$1,448
2020	1,279
2021	995
2022	683
2023	450
2024 and thereafter	—
Total	$4,855

14.    Net Income (Loss) per Common Share

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

The following table reflects the calculation of basic and diluted net income (loss) per common share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net income (loss) attributable to common stockholders	$(14,124)	$8,390
Less: net income allocated to participating securities	—	—
Numerator for basic net income (loss) per share	$(14,124)	$8,390
Add: undistributed net income allocated to participating securities	—	—
Less: undistributed net income re-allocated to participating securities	—	—
Numerator for diluted net income (loss) per share (1)	$(14,124)	$8,390

Denominator:
Weighted average common shares outstanding - basic	54,320	47,645
Effect of dilutive securities	—	655
Weighted average common shares outstanding - diluted	54,320	48,300

Basic net income (loss) per common share	$(0.26)	$0.18
Diluted net income (loss) per common share	$(0.26)	$0.17

Securities excluded from weighted average common shares outstanding - diluted because their effect would be anti-dilutive	826	19
_______________

(1)	In periods where there is no undistributed net income to allocate to participating securities, the treasury stock method is used to calculate dilutive securities.

15.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest paid, net of amounts capitalized	$5,301	$7,804
Income taxes paid	$—	$2

Non-cash investing activities:
Property and equipment additions in accounts payable and accrued liabilities	$22,248	$17,712
Lease liabilities arising from obtaining right-of-use assets	$2,153	$—
Liabilities assumed through the purchase of real estate	$—	$7,028
Escrow deposits applied to purchase of real estate	$—	$21,350
Escrow deposit applied to purchase of real estate from noncontrolling interest	$—	$150
Acquisition of controlling interest in unconsolidated entity	$—	$927

Non-cash financing activities:
Mortgage notes assumed (1)	$—	$89,733
Unrealized gain on interest rate derivatives	$—	$5,438
Unrealized loss on interest rate derivatives	$7,027	$—
 _________________

(1)
The approximately $89.7 million mortgage notes assumed during the three months ended March 31, 2018, includes approximately $44.9 million of debt assumed when we acquired the remaining 50.00% interest in our Domain 8 property, and approximately $44.9 million of debt associated with our previously held 50.00% unconsolidated interest in the Domain 8 property. Domain 8 was consolidated during the three months ended March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of TIER REIT, Inc. and our subsidiaries (which may be referred to herein as “TIER REIT”, “TIER,” the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, our ability to address debt maturities and fund our capital requirements, our intentions to acquire, develop, or sell certain properties, the value of our assets, our anticipated capital expenditures, the amount and timing of any anticipated future cash distributions to our stockholders and other matters.  Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “outlook,” “would,” “could,” “should,” “objectives,” “strategies,” “opportunities,” “goals,” “position,” “future,” “vision,” “mission,” “strive,” “project” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 11, 2019, and elsewhere in this Quarterly Report on Form 10-Q and the factors described below:
•risks associated with our ability to consummate the Merger and the timing and closing of the Merger;

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

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes to our critical accounting policies since December 31, 2018.
Overview
As of March 31, 2019, we owned interests in 17 operating office properties with approximately 6.1 million rentable square feet and two development properties that will consist of approximately 620,000 rentable square feet. Our operating properties are located in five markets throughout the United States, and substantially all of our business is conducted through our operating partnership, Tier Operating Partnership LP (“Tier OP”).

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

Proposed Merger

On March 25, 2019, we announced our entry into a definitive merger agreement (the “Merger Agreement”) with Cousins Properties Incorporated (“Cousins”), and Murphy Subsidiary Holdings Corporation, a wholly-owned subsidiary of Cousins (“Merger Sub”), to combine in a 100% stock-for-stock transaction (the “Merger”). Under the terms of the agreement, Cousins will issue 2.98 shares of newly issued common stock in exchange for each share of TIER common stock. The all-stock merger is intended to qualify as a tax-free “reorganization” for U.S. federal income tax purposes. Upon closing, Cousins and TIER stockholders will own approximately 72% and 28% of the combined company’s stock, respectively. The transaction is subject to customary closing conditions, including receipt of the approval of both Cousins and TIER stockholders. There can be no assurance that the Merger will be completed on the terms or timeline currently contemplated or at all.

2019 Key Objectives
If the Merger is not completed, we would continue to focus on our previously stated business strategy for the upcoming year, including the following four objectives: (1) generate proceeds from planned dispositions; (2) invest in strategic acquisitions; (3) replenish our pre-development pipeline; and (4) commence construction of additional development projects. There can be no assurance regarding our achievement of any of our objectives.
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

Replenish our pre-development pipeline

We will seek to add new projects to our pre-development pipeline by purchasing or controlling new development sites through acquisitions, options, or joint ventures. Controlling key land parcels will provide additional development opportunities as we begin to rebalance our portfolio across our target growth markets. In February 2019, we re-entered the Atlanta market when we acquired a 95% interest in 3354 Peachtree Road, an approximate three-acre land site in the Buckhead submarket.

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
Leasing Activity
The following table sets forth information regarding our leasing activity for the three months ended March 31, 2019:

Three months ended March 31, 2019	Renewal	Expansion	New	Total
Square feet leased	8,000	27,000	32,000	67,000
Weighted average lease term (in years)	6.4	6.4	6.9	6.6
Increase in weighted average net rental rates per square foot per year (1)	$3.63	$8.97	$8.57	$8.16
% increase in weighted average net rental rates per square foot per year	16%	41%	44%	39%
Leasing cost per square foot per year (2)	$3.57	$2.73	$10.63	$6.78
________________________

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
Results of Operations
The results of operations of our consolidated operating and non-operating properties are included in the discussion below, and include properties sold, disposed, and acquired (or newly consolidated) in 2019 and 2018 for our period of ownership. The term “same store” in the discussion below includes our consolidated operating office properties that are owned and operated for the entirety of the two periods being compared and excludes properties held for sale.
Three months ended March 31, 2019, as compared to the three months ended March 31, 2018
Rental Revenue.  Rental revenue for the three months ended March 31, 2019, was approximately $50.1 million as compared to approximately $54.1 million for the three months ended March 31, 2018, a $4.0 million decrease. Our non-same store properties had a decrease of approximately $3.7 million in rental revenue primarily due to a decrease of approximately $10.2 million from the sale of properties, partially offset by an increase of approximately $3.9 million from acquired and newly consolidated properties and an increase of approximately $2.6 million from a property that recently commenced operations. Our same store properties had a decrease of approximately $0.3 million, primarily as a result of increased free rent concessions resulting in approximately $1.1 million in decreased rental revenue and approximately $0.3 million in fewer lease termination fees. These decreases in rental revenue from our same store properties were partially offset by an increase in straight-line rent revenue of approximately $0.7 million and an increase of approximately $0.4 million as a result of increases in average occupancy and rental rates.
Property Operating Expenses. Property operating expenses for the three months ended March 31, 2019, were approximately $11.1 million as compared to approximately $13.2 million for the three months ended March 31, 2018, a $2.1 million decrease. Our non-same store properties had a decrease of approximately $2.5 million primarily due to a decrease of approximately $3.3 million from the sale of properties, partially offset by increases of approximately $0.5 million from acquired and newly consolidated properties and approximately $0.3 million from a property that recently commenced operations. Our same store properties had an increase of approximately $0.4 million primarily due to higher repairs and maintenance and security expenses.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2019, were approximately $8.1 million as compared to approximately $8.8 million for the three months ended March 31, 2018, a $0.7 million decrease. Our non-same store properties had an increase of approximately $0.2 million primarily due to an increase of approximately $0.7 million from acquired and newly consolidated properties and approximately $0.5 million from a property that recently commenced operations, partially offset by a decrease of approximately $1.0 million from the sale of properties. Our same store properties had a decrease of approximately $0.9 million primarily due to higher estimated assessed values in certain markets in 2018 and increased property tax refunds received in 2019.

Interest Expense.  Interest expense for the three months ended March 31, 2019, was approximately $5.8 million as compared to approximately $8.1 million for the three months ended March 31, 2018, and was comprised of interest expense and amortization of deferred financing fees. The $2.3 million decrease was primarily due to decreased average outstanding borrowings and interest rates, which decreased our interest expense by approximately $1.8 million and decreased default interest of approximately $0.6 million.

Asset Impairment Losses. We had approximately $0.9 million in asset impairment losses for the three months ended March 31, 2019, related to final closing costs for properties that were impaired in 2018, and sold in 2019. We had no asset impairment losses for the three months ended March 31, 2018.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2019, were approximately $8.9 million as compared to approximately $5.5 million for the three months ended March 31, 2018, and were comprised of corporate general and administrative expenses including payroll costs, directors’ and officers’ insurance premiums, audit and tax fees, legal fees, and other administrative expenses. The $3.4 million increase was primarily due to expenses related to the pending Merger of approximately $3.7 million, partially offset by decreased professional services of approximately $0.3 million.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2019, was approximately $22.9 million as compared to approximately $24.6 million for the three months ended March 31, 2018. The $1.7 million decrease was related to our non-same store properties which had a decrease of approximately $4.5 million from the sale of properties, partially offset by an increase of approximately $1.9 million from acquired and newly consolidated properties and an increase of approximately $0.9 million from a property that recently commenced operations.
Loss on Early Extinguishment of Debt. We had an approximately $6.0 million loss on early extinguishment of debt for the three months ended March 31, 2019, as compared to an approximately $9.0 million loss on early extinguishment of debt for the three months ended March 31, 2018. The 2019 loss was primarily related to prepayment costs and the write-off of unamortized deferred financing fees related to an early payoff of debt. The 2018 loss was primarily related to the write-off of unamortized deferred financing fees and financing fees paid in connection with amending our credit facility.
Gain on Sale of Assets. We had no gain on sale of assets for the three months ended March 31, 2019. We had approximately $12.0 million in gain on sale of assets for the three months ended March 31, 2018, primarily related to our sales of 500 East Pratt, Centreport Office Center, and Loop Central.
Equity in Operations of Investments. Equity in operations of investments for the three months ended March 31, 2019, was a loss of approximately $0.4 million as compared to income of approximately $0.3 million for the three months ended March 31, 2018, and was comprised of our share of the earnings and losses of our unconsolidated investments. The $0.7 million decrease was primarily due to losses at Third + Shoal in 2019, as it recently commenced operations, partially offset by earnings at Domain 8 in 2018. Domain 8 was consolidated when we purchased the remaining interest on March 30, 2018.
Gain on Remeasurement of Investment in Unconsolidated Entities. We had no gain on remeasurement of investment in unconsolidated entities for the three months ended March 31, 2019. We had approximately $11.2 million in gain on remeasurement of investment in unconsolidated entities for the three months ended March 31, 2018, as a result of obtaining a controlling interest in Domain 8 and remeasuring our previously held equity interest at fair value.
Cash Flow Analysis
Three Months Ended March 31, 2019, as compared to the three months ended March 31, 2018
Cash used in operating activities was approximately $11.0 million for the three months ended March 31, 2019. Cash used in operating activities for the three months ended March 31, 2018, was approximately $2.1 million. The $8.9 million change is primarily attributable to (1) the timing of receipt of revenues and payment of expenses, which resulted in approximately $5.9 million more net cash outflows from working capital assets and liabilities in the three months ended March 31, 2019, compared to the three months ended March 31, 2018; (2) approximately $2.7 million less cash received primarily due to the results of our real estate property operations, net of interest expense, and general and administrative expenses; and (3) an increase in cash paid for lease commissions and other lease intangibles of approximately $0.3 million.
Cash provided by investing activities for the three months ended March 31, 2019, was approximately $21.7 million and was primarily comprised of proceeds from the sale of assets of approximately $71.5 million, investments in unconsolidated entities of $2.1 million and insurance proceeds of approximately $1.6 million, partially offset by purchases of real estate of approximately $18.7 million, and monies used to fund capital expenditures for existing real estate and real estate under development of approximately $34.9 million. Cash provided by investing activities for the three months ended March 31, 2018, was approximately $14.1 million and was primarily comprised of proceeds from the sale of assets of approximately $141.4 million and return of investments of approximately $1.7 million, partially offset by purchases of real estate of approximately $98.9 million, monies used to fund capital expenditures for existing real estate and real estate under development of approximately $26.7 million, and escrow deposits for anticipated real estate purchases of approximately $3.0 million.
Cash used in financing activities for the three months ended March 31, 2019, was approximately $34.4 million and was primarily comprised of payments on notes payable, and early extinguishment of debt, net of proceeds from notes payable of approximately $59.3 million and distributions of approximately $10.0 million, partially offset by approximately $34.5 million of issuance of common stock under the ATM Programs, net of associated costs, and $0.7 million of contributions from noncontrolling interests. Cash used in financing activities for the three months ended March 31, 2018, was approximately $11.6 million and was primarily comprised of distributions of approximately $8.6 million and payments on notes payable, financing costs, and early extinguishment of debt, net of proceeds from notes payable of approximately $5.2 million, partially offset by approximately $2.5 million of contributions from noncontrolling interests.
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

The following section presents our calculations of FFO (as defined by Nareit) attributable to common stockholders and FFO attributable to common stockholders, excluding certain items, for the three and three months ended March 31, 2019 and 2018, and provides additional information related to our FFO attributable to common stockholders and FFO attributable to common stockholders, excluding certain items.

The table below is presented in thousands, except per share amounts:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss)	$(14,217)	$8,326
Noncontrolling interests	93	64
Net income (loss) attributable to common stockholders	(14,124)	8,390
Adjustments:
Real estate depreciation and amortization from consolidated properties	22,843	24,500
Real estate depreciation and amortization from unconsolidated properties	1,001	391
Real estate depreciation and amortization - noncontrolling interests	(450)	(433)
Impairment of depreciable real estate	937	—
Gain on sale of depreciable real estate	—	(12,014)
Gain on remeasurement of investment in unconsolidated entities	—	(11,242)
Noncontrolling interests	303	297
FFO attributable to common stockholders	10,510	9,889

Adjustments:
Severance charges	—	19
Merger expenses	3,674	—
Loss on early extinguishment of debt	6,025	8,988
Default interest (1)	—	602
Noncontrolling interests	(2)	(4)
FFO attributable to common stockholders, excluding certain items	$20,207	$19,494

Weighted average common shares outstanding - basic	54,320	47,645
Weighted average common shares outstanding - diluted	55,045	48,300
Net income (loss) per common share - diluted	$(0.26)	$0.17
FFO per common share - diluted	$0.19	$0.20
FFO, excluding certain items, per common share - diluted	$0.37	$0.40
_____________

(1)
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

Same Store Net Operating Income and Same Store Cash Net Operating Income (“Same Store NOI” and “Same Store Cash NOI”)

Same Store NOI is equal to rental revenue, less lease termination fee income, property operating expenses (excluding tenant improvement demolition costs), real estate taxes, and property management expenses for our same store properties and is considered a non-GAAP financial measure. Same Store Cash NOI is equal to Same Store NOI less non-cash revenue items including straight-line rent adjustments and the amortization of above- and below-market rent. The same store properties include our interest in our operating office properties not held for sale and owned and operated for the entirety of both periods being compared and include our comparable ownership percentage in each period for properties in which we own an unconsolidated interest that is accounted for using the equity method.  We view Same Store NOI and Same Store Cash NOI as important measures of the operating performance of our properties because they allow us to compare operating results of properties owned and operated for the entirety of both periods being compared and therefore eliminate variations caused by acquisitions or dispositions during such periods.

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
The table below presents our Same Store NOI and Same Store Cash NOI with a reconciliation to net income (loss) for the three months ended March 31, 2019 and 2018 (in thousands). The same store properties for these comparisons consist of 15 operating properties and 5.3 million square feet. Our Domain Point property which we acquired on January 4, 2018, is reflected as consolidated and at 90% ownership for the three-month comparison periods presented. Our Domain 8 property is reflected as unconsolidated and at the prior year ownership percentage of 50% in both periods. Domain 8 became operational in the third quarter of 2017, and we acquired full ownership on March 30, 2018.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Same Store Revenue:
Rental revenue	$41,740	$42,091
Less: Lease termination fees	—	(335)
	41,740	41,756

Same Store Expenses:
Property operating expenses (less tenant improvement demolition costs)	9,423	9,173
Real estate taxes	6,345	7,249
Property management fees	63	56
Property expenses	15,831	16,478
Same Store NOI - consolidated properties	25,909	25,278
Same store NOI - noncontrolling interest adjustment	(116)	(129)
Same Store NOI - unconsolidated properties (at ownership %)	1,349	1,114
Same Store NOI	$27,142	$26,263

Increase in Same Store NOI	3.3%

Same Store NOI	$25,909	$25,278
Less:
Straight-line rent revenue adjustment	(1,460)	(713)
Above- and below-market rent amortization	(1,245)	(1,383)
Same Store Cash NOI - consolidated properties	23,204	23,182
Same store Cash NOI - noncontrolling interest adjustment	(86)	(95)
Same Store Cash NOI - unconsolidated properties (at ownership %)	1,145	707
Same Store Cash NOI	$24,263	$23,794

Increase in Same Store Cash NOI	2.0%

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Reconciliation of net income (loss) to Same Store NOI and Same Store Cash NOI
Net income (loss)	$(14,217)	$8,326
Adjustments:
Interest expense	5,759	8,109
Asset impairment losses	937	—
Tenant improvement demolition costs	206	108
General and administrative	8,945	5,503
Depreciation and amortization	22,903	24,616
Interest and other income	(154)	(45)
Loss on early extinguishment of debt	6,025	8,988
Gain on sale of assets	—	(12,014)
Provision for income taxes	234	195
Equity in operations of investments	446	(287)
Gain on remeasurement of investment in unconsolidated entities	—	(11,242)
Net operating income of non-same store properties	(5,175)	(6,644)
Lease termination fees	—	(335)
Same store NOI - noncontrolling interest adjustment	(116)	(129)
Same Store NOI of unconsolidated properties (at ownership %)	1,349	1,114
Same Store NOI	27,142	26,263
Straight-line rent revenue adjustment	(1,460)	(713)
Above- and below-market rent amortization	(1,245)	(1,383)
Cash NOI adjustments for noncontrolling interest	30	34
Cash NOI adjustments for unconsolidated properties (at ownership %)	(204)	(407)
Same Store Cash NOI	$24,263	$23,794

For a more detailed discussion of certain changes in the factors listed above, refer to “Results of Operations” beginning on page 25.
Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of approximately $9.8 million and restricted cash of approximately $3.3 million.  We also have a credit facility with a borrowing capacity of $900.0 million (as described in more detail below). As of March 31, 2019, we had approximately $597.0 million of outstanding borrowings and had the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $302.4 million under the credit facility as a whole.

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

Generally, our principal liquidity needs are operating and administrative expenses, payment of principal and interest on our outstanding indebtedness, including repaying or refinancing our outstanding indebtedness as it matures, capital improvements to our properties, including commitments for future tenant improvements, property developments, property acquisitions, and distributions to our stockholders. On March 1, 2019, we repaid approximately $75.5 million of debt secured by our One BriarLake Plaza property that was scheduled to mature in August 2021. We paid an approximate $5.7 million pre-payment penalty in connection with the repayment. As of March 31, 2019, none of our debt matures before January 2022.

At projected operating levels, we anticipate we have adequate capital resources and liquidity to meet our short-term and long-term liquidity requirements.

Notes Payable, net

Our notes payable, net were approximately $661.6 million as of March 31, 2019. As of March 31, 2019, all of our outstanding debt was fixed rate debt (or effectively fixed rate debt, through the use of interest rate swaps), with the exception of approximately $72.0 million. As of March 31, 2019, the stated annual interest rates on our outstanding debt, ranged from approximately 3.06% to 4.24%. As of March 31, 2019, the effective weighted average interest rate for our debt is approximately 3.45%.

Our loan agreements generally require us to comply with certain reporting and financial covenants.  As of March 31, 2019, we believe we were in compliance with the covenants under each of our loan agreements, including our credit facility. Our outstanding debt has maturity dates that range from January 2022 to January 2025.

Credit Facility

We have a credit agreement through our operating partnership, Tier OP, that provides for total unsecured borrowings of up to $900.0 million, subject to our compliance with certain financial covenants. The facility consists of a $300.0 million term loan, a $275.0 million term loan, and a $325.0 million revolving line of credit. The $300.0 million term loan matures on January 17, 2025. The $275.0 million term loan matures on June 30, 2022. The revolving line of credit matures on January 18, 2022, and can be extended one additional year subject to certain conditions and payment of an extension fee. The annual interest rate on the credit facility is equal to either, at our election, (1) the “base rate” (calculated as the greatest of (i) the agent’s “prime rate”; (ii) 0.5% above the Federal Funds Effective Rate; or (iii) the LIBOR Market Index Rate plus 1.0%) plus the applicable margin or (2) LIBOR for an interest period of one, three, or six months plus the applicable margin.  The applicable margin will be determined based on the ratio of total indebtedness to total asset value and ranges from 10 basis points to 235 basis points.  We have entered into interest rate swap agreements to hedge interest rates on $525.0 million of these borrowings to manage our exposure to future interest rate movements. All amounts owed are guaranteed by us and certain subsidiaries of Tier OP. As of March 31, 2019, we had approximately $575.0 million in borrowings outstanding under the term loans and $22.0 million in borrowings outstanding under the revolving line of credit with the ability, subject to our most restrictive financial covenants, to borrow an additional approximately $302.4 million under the facility as a whole. As of March 31, 2019, the weighted average effective interest rate for borrowings under the credit facility as a whole, inclusive of our interest rate swaps, was approximately 3.36%.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of numerous factors, including but not limited to our performance over the previous period, expectations of performance over future periods, forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board’s decisions are also influenced, in substantial part, by the requirements necessary to maintain our REIT status. On February 6, 2019, our board of directors authorized a distribution of $0.18 per share of common stock for the first quarter of 2019, that was paid on March 29, 2019, to stockholders of record on March 15, 2019. All or a portion of the distribution may constitute a return of capital.

ATM Programs
On May 10, 2017, we established an at-the-market equity offering program (the “May 2017 ATM Program”) pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million in amounts and at times as we determine from time to time. On August 8, 2018, we established an additional ATM program (the “August 2018 ATM Program” and, together with the May 2017 ATM Program, the “ATM Programs”) pursuant to which we may issue and sell shares of our common stock having an additional aggregate offering price of up to $125.0 million, in amounts and at times as we determine from time to time. The following table provides certain details of sales under our ATM Programs for the three months ended March 31, 2019 (dollars in thousands). There were no sales for the three months ended March 31, 2018.

	Number of Shares Issued	Gross Proceeds	Commissions	Issuance Costs	Net Proceeds
May 2017 ATM Program	316,969	$7,718	$(96)	$(21)	$7,601
August 2018 ATM Program	1,125,000	27,285	(341)	(64)	26,880
Total	1,441,969	$35,003	$(437)	$(85)	$34,481
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

Off-Balance Sheet Arrangements
The unconsolidated entities in which we have investments generally finance their activities with a combination of partner equity and debt financing. In 2017, 208 Nueces Street, LLC entered into a construction loan for the development of Third + Shoal, in which Tier OP guaranteed up to 50% of the outstanding principal balance. This percentage is reduced when certain conditions in the guarantee agreement are met, and as of March 31, 2019, this percentage was 25%. The guarantee, which extends to October 2021 when the loan matures, includes a project completion guarantee and a payment guarantee covering a percentage of the outstanding loan.
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
As of March 31, 2019, 208 Nueces Street, LLC has a loan commitment of approximately $103.8 million, of which, if the full amount of the debt obligation was borrowed, we estimate approximately $26.0 million is our maximum exposure related to the payment guarantee. As of March 31, 2019, the outstanding balance of the construction loan for 208 Nueces Street, LLC was approximately $73.5 million, of which we estimate approximately $18.4 million is our maximum exposure related to the payment guarantee. These maximum exposure estimates do not take into account any recoveries from the underlying collateral or any reimbursement from our partners. We believe that, as of March 31, 2019, in the event we become legally obligated to perform under the payment guarantee, the collateral in 208 Nueces Street, LLC should be sufficient to repay the obligation. If it is not, we and our partners would need to contribute additional capital to the venture.
We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes primarily as a result of our debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with what we believe are the lowest margins available at the time and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered into derivative financial instruments to mitigate our interest rate risk on certain financial instruments and as a result have effectively fixed the interest rate on certain of our variable rate debt. As of March 31, 2019, we had approximately $597.0 million of debt that bears interest at a variable rate with $525.0 million of this variable rate debt effectively fixed through the use of interest rate swaps.
A 100 basis point increase or decrease in interest rates on our variable rate debt outstanding as of March 31, 2019, would result in a net increase or decrease in total annual interest incurred of approximately $0.7 million. A 100 basis point increase in interest rates would result in a net increase in the fair value of our interest rate swaps of approximately $21.0 million as of March 31, 2019. A 100 basis point decrease in interest rates would result in a net decrease in the fair value of our interest rate swaps of approximately $22.1 million as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 1, 2019, a purported stockholder filed a putative stockholder class action against the Company and the members of our board of directors challenging the disclosures made in connection with the Merger. The lawsuit is captioned Martin v. TIER REIT, INC., et al., No. 1:19-CV-01292, and is pending in the United States District Court for the District of Maryland. On May 3, 2019, a purported stockholder filed a putative stockholder class action against the Company and the members of our board of directors, Cousins, and Merger Sub also challenging the disclosures made in connection with the Merger. The lawsuit is captioned Franchi v. TIER REIT, Inc. et al., No. 1:19-CV-01310, and is also pending in the United States District Court for the District of Maryland.
      The complaints generally allege that the registration statement filed in connection with the Merger fails to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The alleged omissions relate to (i) the existence of certain provisions in confidentiality agreements entered into between the Company and alternative bidders during the strategic sales process; (ii) certain financial projections and GAAP reconciliations for the Company and Cousins; and (iii) certain financial analyses performed by the Company’s financial advisor. Plaintiffs seek to enjoin the Defendants from proceeding with the Merger and seek damages in the event the transaction is consummated.
We are reviewing the complaints and have not yet formally responded to them, but believe that Plaintiffs' allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company's defense of the actions will be successful. Additional lawsuits arising out of the Merger may also be filed in the future.
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

The proposed Merger with Cousins may not be completed on the terms or timeline currently contemplated or at all.

The completion of the Merger is subject to certain conditions, including (1) approval by our and Cousins’ stockholders; (2) approval for listing on the New York Stock Exchange of Cousins’ common stock to be issued in the Merger; (3) the absence of any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing consummation of the Merger; (4) accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications; (5) material compliance with each party’s covenants; (6) receipt by each of us and Cousins of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and of opinions that we and Cousins will qualify as a REIT under the Code; and (7) effectiveness of the registration statement that contains the joint proxy statement/prospectus sent to our and Cousins’ stockholders. We cannot provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the Merger, and a failure to consummate the Merger as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.

If the Merger is not consummated by October 31, 2019, either us or Cousins may terminate the Merger Agreement.

We or Cousins may terminate the Merger Agreement if the Merger has not been consummated by October 31, 2019. We or Cousins (as applicable) may also terminate the Merger Agreement (1) by mutual written consent; (2) if there is a final, non-appealable order, decree or ruling permanently enjoining or otherwise prohibiting the consummation of the Merger; (3) if our stockholders fail to approve the Merger or Cousins’ stockholders fail to approve the issuance of Cousins’ common stock in connection with the Merger; (4) if the Company’s board of directors changes its recommendation in favor of the Merger or upon a willful breach by the Company of our non-solicitation covenants; or (5) if the other party has breached its representations, warranties or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. In addition, we may terminate the Merger Agreement in order to enter into a superior proposal, and Cousins may terminate the Merger Agreement upon a willful breach by TIER of its obligations not to solicit alternative transaction proposals.

The Merger may not be completed, which may adversely affect our business.

If the Merger is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•
the requirement in the Merger Agreement that, under certain circumstances, we pay Cousins a termination fee of the lesser of $45,450,000 or the maximum amount that could be paid to Cousins without causing Cousins to fail to qualify as a REIT under the Code for such year;

•	incurring substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and

•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the Merger completed.

If the Merger is not completed, these risks could have a material adverse effect on our business, financial conditions and results of operations and have an adverse effect on the trading price of our common stock.

Our integration with Cousins following the Merger may present significant challenges.

The Merger involves the combination of two companies that currently operate as independent public companies and the combination of their respective operating partnerships. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. There may be a significant degree of difficulty and management distraction inherent in the process of integrating with Cousins. Potential difficulties may include:

•	the challenge of integrating our businesses and carrying each of our ongoing operations;

•	the substantial expenses expected to be incurred related to the Merger;

•	the potential difficulty in effectively managing expanded operations following the Merger to produce positive results;

•	the necessity of coordinating geographically separate organizations;

•	the potential performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations;

•	the potential of unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger;

•	the challenge of integrating our and Cousins’ business cultures; and

•	the potential difficulty in retaining our and Cousins’ key officers and personnel.

As members of our senior management team may be required to devote considerable amounts of time to this integration process, this may decrease the time they will have to manage the combined company, service existing tenants, attract new tenants and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. We cannot provide assurances that we and Cousins will successfully or cost-effectively integrate. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

If the proposed Merger closes, there will be additional risks relating to an investment in shares of Cousins’ common stock.

If the Merger closes, the results of operations of the combined company, as well as the market price of the common stock of the combined company, after the Merger may be affected by other factors in addition to those currently affecting our results of operations and the market price of our common stock. Such factors may include:

•	there will be a greater number of shares of the combined company after the Merger outstanding as compared to the number of our currently outstanding shares;

•	there will be different stockholders;

•	there will be different businesses;

•	there will be different assets and capitalizations;

•	the market price of the combined company’s common stock may decline as a result of the Merger;

•	the combined company may not pay dividends at or above the rate that we currently pay;

•	the combined company will have a substantial amount of indebtedness and may need to refinance existing indebtedness or incur additional indebtedness in the future;

•	the combined company may incur adverse tax consequences if we or Cousins has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and

•
in certain circumstances, even if the combined company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the combined company’s cash available for distribution to its stockholders.

Any of these factors could adversely affect our common stock price and financial results. Accordingly, our historical market prices and financial results may not be indicative of these matters for the combined company after the Merger.

The pendency of the Merger could adversely affect our business and operations and may result in the departure of key personnel.

In connection with the pending Merger, some of our tenants may delay or defer decisions or end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, our and Cousins’ current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Some of our directors and executive officers have interests in seeing the Merger completed that are different from, or in addition to, those of our other stockholders.

Certain of the directors and executive officers of the Company have interests in the Merger that are different from other stockholders of the Company. Some of these interests include:

•
Pursuant to the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), the Cousins board of directors will be increased to eleven members, with two additions from our board of directors, one of which will be Scott Fordham and the other of which will be an independent director on our board to be mutually agreed upon by us and Cousins; and

•
In connection with the Merger, certain of our executive officers will receive cash severance payments, and certain of our executive officers’ and directors’ unvested awards of restricted stock and RSUs will automatically vest, and upon such vesting will be settled in shares of the Company’s common stock that will convert into shares of Cousins’ common stock upon consummation of the Merger.

These interests may have influenced our directors and executive officers and their vote on the applicable stockholder proposals. Additionally, we have entered into employment agreements with certain executive officers, pursuant to which such executive officers may become entitled to certain payments of benefits upon the consummation of a change in control and/or upon a related qualifying termination of employment.

Litigation filed or that may be filed against the Company, Cousins, Merger Sub and/or the members of our board of directors or the Cousins board of directors could prevent or delay the consummation of the Merger.

Two putative stockholder class action lawsuits have been filed by purported stockholders challenging the disclosures made in connection with the Merger. The lawsuits seek to enjoin the Merger, to recover damages if the Merger is consummated, attorneys’ fees, and other relief. Additional lawsuits arising out of the Merger may be filed in the future.

The outcome of these lawsuits or any other lawsuit that may be filed challenging the Merger is uncertain. One of the conditions to the closing of the Merger is that no governmental authority has issued or entered any order after the date of the Merger Agreement having the effect of enjoining or otherwise prohibiting the consummation of the Merger. Accordingly, if these lawsuits or any future lawsuit is successful in obtaining any order enjoining consummation of the Merger, then such order may prevent the Merger from being consummated, or from being consummated within the expected time frame, and could result in substantial costs to the Company and Cousins, including but not limited to, costs associated with the indemnification of directors and officers. Any such injunction or delay in the Merger being completed may adversely affect the Company’s or Cousins’ business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes information regarding purchases of our common stock made by us during the quarter ended March 31, 2019. These purchases represent shares of common stock surrendered by employees to us to satisfy such employees’ minimum tax withholding obligations in connection with the lapse of restrictions on shares of restricted common stock.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2019	10,700	$22.26	not applicable	not applicable
February 2019	—	—	not applicable	not applicable
March 2019	—	—	not applicable	not applicable
Total	10,700	$22.26

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 25, 2019, by and among Cousins Properties Incorporated, Murphy Subsidiary Holdings Corporation and TIER REIT, Inc. (previously filed and incorporated by reference to Form 8-K filed on March 25, 2019)

10.1
Form of Restricted Stock Unit Award Agreement with respect to performance-based vesting under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.2	Form of Restricted Stock Award Agreement under the TIER REIT, Inc. 2015 Equity Incentive Plan (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)
10.3
Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Scott W. Fordham (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.4
Sixth Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Dallas E. Lucas (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.5
Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and William J. Reister (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.6
Seventh Amendment to Employment Agreement, effective as of February 6, 2019, by and between TIER REIT, Inc. and Tier Operating Partnership LP and Telisa Webb Schelin (previously filed and incorporated by reference to Form 10-K filed on February 11, 2019)

10.7
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
101
The following financial information from TIER REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (filed herewith)

 _______________________________________________________________

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

TIER REIT, INC.
Dated: May 9, 2019	By:	/s/ Hannah Q. Wrenn
Hannah Q. Wrenn
Chief Accounting Officer
(Principal Accounting Officer)